Form 10-K
period 2010-12-31
BOYD GAMING CORP
filed 2011-03-15
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-12882
____________________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of June 30, 2010, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $446.4 million.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 7, 2011
Common stock, $0.01 par value	86,271,482 shares
____________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2010 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	Business.
Overview
Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 35 years.
We are a diversified operator of 15 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company that operates Borgata Hotel Casino and Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City.
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.
Additionally, we own 85 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. At such time, however, we did not anticipate the severity or the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction of Echelon for three to five years, as previously disclosed. We also believe financing for a development project like Echelon continues to be unavailable.
Our main business emphasis is on slot revenues, which are highly dependent upon the volume and spending levels of customers at our properties. Gross and net revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, repay debt financing and associated interest costs, purchase our debt or equity securities, pay income taxes, fund acquisitions, provide excess cash for future development and pay dividends.
Throughout the current recession, global economic issues affecting both consumer wealth and consumer confidence have resulted in a meaningful decrease in expenditures on gaming and leisure activities. As a result, over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations with the current revenue trends. In addition, we have established a more efficient business model that we believe will help enable us to realize improved results when normalized business volumes return. Our present objective is to manage our cost and expense structure to address the current deterioration in business volumes and generate strong and stable cash flow.
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in January 2009, we opened our 22-story hotel at Blue Chip Casino, Hotel and Spa in Michigan City, Indiana, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues. In addition, Borgata's second hotel, The Water Club, opened in June 2008. The Water Club is a 798-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space.
We have also established a nationwide branding initiative and loyalty program. Previously, players were able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi. In June 2010, we launched an enhanced, multi-property player loyalty program under the “B Connected” brand, which replaced the “Club Coast” program. Customers under the “Club Coast” program were able to keep all earned benefits and club points they had previously earned under the program. The new “B Connected” club, among other benefits, extends the time period over which players may qualify for promotion from player level to level and increases the credits awarded to reel slot and table games players.
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program-based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPod Touch or iPad. The application also further expands the benefits of the “B Connected” program. “B Connected Mobile,” a GPS powered feature, provides real-time personalized information when a customer visits a Boyd property, including: hotel, dining and gaming offers, such as “Best Rates Available” on hotel rooms for “B Connected” members, instant access to event information, schedules and special offers at all Boyd Gaming properties using “B Connected,” a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines and that displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations.
General Business Developments
Significant developments affecting our business during the past five years are as follows:

•
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) ("MGM"), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have consolidated the financial position and results of operations of Borgata from March 24, 2010 through December 31, 2010. Prior period amounts were not restated or recasted as a result of this change.

•
Our hotel at Blue Chip Casino, Hotel and Spa opened on January 22, 2009, following completion of an expansion project that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structures.

•
In 2008, we established our nationwide branding initiative and loyalty program. Players are able to use their “B Connected” (or, formerly, "Club Coast") cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi.

•
The Water Club, a 798-room boutique hotel expansion project at Borgata, opened in June 2008. The expansion includes five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

•
We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. We remain committed to having a meaningful presence on the Las Vegas Strip, but do not anticipate resuming construction for three to five years. During the period of delay, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

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

•
In January 2006, we expanded our Blue Chip Casino, Hotel and Spa through the construction of a single-level boat that allowed us to expand our casino. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.

Business Strategy
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

from, a unique niche - Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.
Properties
As of December 31, 2010, we owned an aggregate of approximately 812,500 square feet of casino space, containing approximately 21,062 slot machines, 416 table games and 7,549 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which produced approximately 73%, 75% and 74% of gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Food and beverage gross revenues, which produced approximately 14%, 13% and 13% of gross revenues for the years ended December 31, 2010, 2009, and 2008, respectively, represent the only other revenue source which produced more than 10% of gross revenues during these periods.
The following table sets forth certain information regarding our properties (listed by the segment in which each such property is reported), as of and for the year ended December 31, 2010.

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Gold Coast Hotel and Casino	2004	85,500	1,970	49	711	85%	$47
The Orleans Hotel and Casino	2004	133,800	2,713	60	1,885	91%	$48
Sam's Town Hotel and Gambling Hall	1979	126,700	2,296	29	646	88%	$42
Suncoast Hotel and Casino	2004	95,000	2,143	35	426	81%	$63
Eldorado Casino	1993	24,200	438	3	—	—%	$—
Jokers Wild Casino	1993	28,100	472	6	—	—%	$—

Downtown Las Vegas
California Hotel and Casino	1975	36,000	1,064	28	781	85%	$33
Fremont Hotel and Casino	1985	30,200	1,059	24	447	84%	$36
Main Street Casino, Brewery and Hotel	1993	27,000	861	19	406	88%	$37

Midwest and South
Mississippi
Sam's Town Hotel and Gambling Hall	1994	66,000	1,293	34	842	76%	$47
Illinois
Par-A-Dice Hotel Casino	1996	26,000	1,161	21	202	91%	$64
Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,960	43	486	79%	$69
Louisiana
Treasure Chest Casino	1997	24,000	968	36	—	—%	$—
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,620	—	203	91%	$56
Sam's Town Hotel and Casino	2004	30,000	1,044	29	514	90%	$82
Total of wholly-owned properties		812,500	21,062	416	7,549

Atlantic City, New Jersey
Borgata Hotel Casino & Spa	2003	160,287	3,474	269	2,769	86%	$131
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
Las Vegas Locals Segment
Our Las Vegas Locals segment consists of six casinos that serve the resident population of the Las Vegas metropolitan area, which had been one of the fastest growing areas in the United States prior to the economic downturn beginning in 2007. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers; however, although we are seeing signs of stabilization, the current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and rising unemployment in the Las Vegas valley, which has negatively affected consumer spending. Our Las Vegas Locals segment competes directly with other locals' casinos and gaming companies, some of which operate larger casinos than ours.
Gold Coast Hotel and Casino
Gold Coast Hotel and Casino (“Gold Coast”) is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who actively gamble. Gold Coast's amenities include 711 hotel rooms and suites along with meeting facilities, multiple restaurant options, a 70-lane bowling center and gaming, including slots, table games, a race and sports book and a bingo center.
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
Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall (“Sam's Town Las Vegas”) is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip, and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Amenities at Sam's Town Las Vegas include 646 hotel rooms, a variety of restaurants and bars, 18 stadium-seating movie theaters, and a 56-lane bowling center. Gaming, bowling and live entertainment create a social center that has attracted many Las Vegas residents to Sam's Town Las Vegas.
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
Downtown Las Vegas Segment
We directly compete with 11 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (“California”) in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as five charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed California, Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. For the year ended December 31, 2010, patrons from Hawaii comprised approximately 66% of the occupied room nights at California, 51% of the occupied room nights at Fremont, and 52% of the occupied room nights at Main Street Station.
California Hotel and Casino
California's amenities include 781 hotel rooms, multiple dining options, a sports book, and meeting space. California and Main Street Station are connected by an indoor pedestrian bridge.
Fremont Hotel and Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, a race and sports book, and meeting space.
Main Street Station Casino, Brewery and Hotel
Main Street Station's amenities include 406 hotel rooms and three restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.
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
Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall (“Sam's Town Tunica”) is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 842 hotel rooms, an entertainment lounge, four dining venues, and the 1,600-seat River Palace Arena. Tunica is the closest gaming market to Memphis, Tennessee and is located approximately 30 miles south of Memphis. The adult population within a 250-mile radius is over nine million people, which includes the cities of Nashville and Memphis in Tennessee, Jackson, Mississippi and Little Rock, Arkansas.
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
Blue Chip Casino, Hotel & Spa
Blue Chip Casino, Hotel & Spa (“Blue Chip”) is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. On January 31, 2006, we began operations on our newly constructed single-level dockside riverboat at Blue Chip. The new boat allowed us to expand our casino and, in connection with the construction of our new boat, add a new parking structure and enhance the land-based pavilion. On January 22, 2009, we completed an expansion project at Blue Chip that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structure.
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
Delta Downs Racetrack Casino & Hotel
In 2001, we acquired substantially all of the assets of the Delta Downs Racetrack Casino & Hotel (“Delta Downs”) in Vinton, Louisiana. Delta Downs has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to wager on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility. We completed an expansion of the casino in 2004 and opened a 203-room hotel at the property in 2005. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming property, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally drive past Delta Downs to reach Lake Charles.
Sam's Town Hotel and Casino
Sam's Town Hotel and Casino (“Sam's Town Shreveport”) is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a spa, four restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas and surrounding Louisiana cities, including Bossier City, Minden, Ruston and Monroe. The continued expansion of Native American gaming in Oklahoma could have a material adverse impact on the operations of Sam's Town Shreveport.
Atlantic City, New Jersey

Borgata Hotel Casino & Spa
Borgata opened in Atlantic City, New Jersey in July 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with ten other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions.
Borgata is an upscale destination resort that features a 160,000 square-foot casino with a total of 2,769 guest rooms and suites comprised of 1,971 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Marina District Development Company, LLC ("MDDC") developed, owns and operates Borgata.
Borgata features six fine-dining restaurants with acclaimed chefs including Bobby Flay, Michael Mina, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 17 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Borgata was master-planned with ease of access and designed as a single-level casino floor with appealing design elements, creating an immediate sense of excitement upon entrance, heightened by the placement of multiple food and beverage outlets on the casino floor itself. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.
We own a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”), which owns all the equity interests in MDDC, d.b.a. Borgata Hotel Casino and Spa. As the managing member, we are responsible for the day-to-day operations of Borgata, including the operation and maintenance of the facility. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not receive a management fee from Borgata.

As discussed further in Other Events below, we amended our operating agreement with MGM (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata.
Segments
For further information related to our segment information for revenues and operating income as of and for the three years in the period ended December 31, 2010, see Note 19, Segment Information to our consolidated financial statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.
Development Project
Echelon
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, and as previously disclosed, we do not expect to resume construction for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.
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

Central Energy Facility
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development. Pursuant to the ESA, LVE will provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

LVE began construction of the facility in 2007 and expected to provide full energy services to Echelon in 2010, when we originally expected to open. However, LVE suspended construction in January 2009, after our announcement of the delay of Echelon. On April 6, 2009, LVE notified us that, in its view, Echelon would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

On March 7, 2011, Echelon and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon has agreed to pay LVE, beginning March 4, 2011, a monthly periodic fee (the “Periodic Fee”) and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval.

Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.

Other Events
We and MGM each originally held a 50% interest in the Holding Company.
By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal request to the NJCCC that the NJCCC reopen the gaming license held by Borgata, which had been renewed in June 2005 for a five-year term. The Letter indicated that the NJDGE's reopening request was for the exclusive purpose of examining the qualifications of MGM, in light of the issues raised by the “Special Report” of the NJDGE to the NJCCC on its investigation of MGM's joint venture in Macau, Special Administrative Region, People's Republic of China. The Letter noted that the NJDGE had found that neither we nor the Holding Company had any involvement with MGM's development activities in Macau and also expressed the NJDGE's confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM's qualifications without negatively affecting the casino license, the operation of Borgata or us.
The NJCCC informed us that, pursuant to Section 88(a) of the New Jersey Casino Control Act (the “Casino Control Act”), the MDDC gaming license was reopened on July 27, 2009, the date of the Letter. This was a procedural step required by the Casino Control Act that does not represent a finding as to the issues raised by the NJDGE.
In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's interest in the holding company ("MGM Interest") to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the NJDGE. Pursuant to the terms of the amended operating agreement, in connection with the refinancing of the Borgata bank credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $30.8 million was a priority distribution equal to the excess prior capital contributions made by us.
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
In connection with the amendments to the operating agreements, MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations.
The application of the acquisition method accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.
We provided a preliminary estimated fair value of the aforementioned assets and liabilities related to the effective change in control of Borgata at March 31, 2010. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control. We have provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures will necessitate a revision of the valuation of the provisional assets and liabilities; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods. These measurement adjustments, which impact all prior quarterly periods during 2010, will be retrospectively revised as these periods are presented in our future Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as we report on subsequent interim condensed consolidated and annual consolidated financial statements.
Seasonality
Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our business, with autumn and winter being non-peak seasons. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons.
Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky or Oklahoma and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects.
Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and the elimination of betting on NCAA events and may consider such a tax or eliminations on betting in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.
Some jurisdictions, including Nevada, Illinois, Indiana, Louisiana, Mississippi and New Jersey, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.
For a more detailed description of the regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Gaming Regulations” which is incorporated herein by reference.
Employees and Labor Relations
At December 31, 2010, we employed approximately 21,300 persons, of which 15,000 were employed by Boyd Gaming Corporation and 6,300 were employed by Borgata. On such date, Boyd had collective bargaining agreements with four unions covering approximately 1,600 employees and Borgata had collective bargaining agreements with four unions covering approximately 2,400 employees. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in two cases under the terms of the expired agreements.
Corporate Information
We were incorporated in Nevada in June 1988. Our principal executive offices are currently located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com.
Available Information
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy, at prescribed rates, any document we have filed at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.
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
Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model and strategy for realizing improved results when normalized business volumes return;

•
competition, including expansion of gaming into additional markets, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	expenses;

•
indebtedness, including our ability to refinance or pay amounts outstanding under our bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we and Borgata will need to refinance all or a portion of our respective indebtedness at maturity;

•
our expectations with respect to Borgata, including our responsibility and control over day-to-day operations and the managerial resources we expect to devote to effectuate the sale of the MGM Interest;

•
our expectation that our future results will be positively impacted by a trend of increased or stable Las Vegas visitor attendance over the past year and increasing Las Vegas convention attendance in recent sequential months;

•	our expectations with respect to the valuation of Borgata's tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

•	our expectations with respect to continued disruptions in the global capital markets and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Amended Credit Facility;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•	that our Amended Credit Facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months;

•	our market risk exposure and efforts to minimize risk;

•
the timing of the delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, our expectations as to the costs associated with wind-down procedures and delays related to the project, and our belief that financing for a development project like Echelon continues to be unavailable;

•
expansion, development, investment and renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation, including the litigation involving Treasure Chest casino;

•	our relationship with LVE including, without limitation, our mutual agreement to not initiate litigation, the monthly periodic fee and our option to purchase LVE's assets;

•	our intention to file a registration statement pursuant to the registration rights agreement entered into in connection with the private placement of our 9.125% senior notes due 2018;

•
MDFC's intention to file a registration statement pursuant to the registration rights agreement entered into in connection with its private placement of 9.50% senior secured notes due 2015 and 9.875% senior secured notes due 2018;

•
the outcome of various tax audits and assessments, including our appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our consolidated financial statements;

•	our overall outlook, including all statements under the heading Overall Outlook in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement, our estimates of self-insurance accruals and future liability and our ability to terminate our insurance policies;

•
our belief that several trends are expected to continue to adversely affect the gaming industry over the next few years, including the delayed development of new construction, increased bankruptcy filings and decreased consolidation;

•	the decrease in merger and acquisition activity and the anticipation that the economic slowdown will continue into 2011;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations with respect to qualification of the Echelon development project for LEED Silver Standard (or equivalent) certification;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Amended Credit Facility covenants; and

•	our expectations with respect to recognition of total unrecognized share-based compensation costs related to unvested stock options and RSUs;

•	our expectations with respect to accretion of deferred net gain related to derivative instruments as a reduction of interest expense during the next twelve months; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The effects of intense competition that exists in the gaming industry.

•	The economic downturn and its effect on consumer spending.

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

•
Our inability to select the new joint venture partner for Borgata and the possibility that a new operating agreement will be entered into with the new venture partner, which could result in changes to Borgata's ongoing operations.

•
The risk that we may be unable to finance our expansion, development and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Amended Credit Facility or Borgata's bank credit facility and additional financings, which could jeopardize our expansion, development and renovation efforts.

•	The risk that we or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Borgata do refinance, the terms are not favorable to us or them.

•	Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios in our bank credit facilities.

•
The risk that we ultimately may not be successful in dismissing the action filed against Treasure Chest and may lose our ability to operate that property, which result could adversely affect our business, financial condition and results of operations.

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

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	Borgata's expected customer base.

•	The effect of the expansion of legalized gaming in the mid-Atlantic region.

•	Borgata's expected liability under the multiemployer pension in which it operates.
Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2010 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A.	Risk Factors.
The material risks and uncertainties that management believes affect us are described below. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock, senior notes and senior subordinated notes, could decline significantly, and investors could lose all or part of their investment. We encourage investors to also review the risks and uncertainties relating to our business contained in Part I, Item 1, Business - Important Information

Regarding Forward-Looking Statements.
Risks Related to our Business

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
For example, the year ended December 31, 2009 was one of the toughest economic periods in Las Vegas Locals history. The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions have also adversely affected tourism and spending in Atlantic City, where Borgata is located. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.
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
If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.
Also, our business may be adversely impacted by the additional gaming and room capacity in states which may be competitive in the other markets where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.
For example, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers could have a significant adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the nine existing casinos in Philadelphia in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore could result in fewer customer visits to Borgata, which could adversely impact Borgata's business, results of operations and financial condition.
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

We are not able to predict the duration or severity of the economic downturn, and the resulting impact on the solvency of many of the financial institutions, that have been negatively impacted. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Amended Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facility. If we were otherwise required to renegotiate or replace our Amended Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the year ended December 31, 2010; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements. In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs.

We are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in significant write-downs and impairment charges during the years ended December 31, 2009 and 2008, and, if one or more of such events were to recur, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction for three to five years, as previously disclosed.
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
Due to the circumstances regarding the final development plan of Echelon, we reviewed our former investment in the Morgans joint venture for impairment during 2009. Considering the subsequent mutual termination of this joint venture, certain of our contributions, primarily related to the architectural and design plans, were ultimately not realizable and, as a result, we recorded an other-than-temporary non-cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs.
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
Our partner in the Holding Company, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has divested its 50% interest and we do not have the ability to select the new partner.
We own a 50% controlling interest in the limited liability company that operates Borgata. MGM currently beneficially owns the other 50% interest. As a result of the NJDGE's investigation of MGM's relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the NJDGE and the NJCCC under which MGM placed its 50% ownership interest in Borgata into a Divestiture Trust, which was established for the purpose of selling the MGM Interest to a third party.
We are the managing member of the limited liability company that operates Borgata, and have been, and will continue to be responsible for the day-to-day operations of Borgata, including the operations and improvement of the facility and business. Additionally, we hold a right of first refusal on any sale of the MGM Interest in Borgata. However, we believe we will expend managerial resources to effectuate the eventual sale of the MGM Interest from the Divestiture Trust to a new partner, regardless of whether we exercise our right of first refusal. Other than exercising our right of first refusal, we do not have the ability to affect the selection of the potential new partner at Borgata.
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
Borgata's bank credit facility matures in August 2014. At the time of maturity, if Borgata is unable to refinance its bank credit facility on favorable terms, additional credit support and/or capital contributions may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or a new partner, if any, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flow needs of Borgata, and our investment would be at risk. Moreover, if any new partner does not have the financial resources to meet its share of the obligations, or subsequently declares bankruptcy, we could be required to fund more than our 50% share.
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
On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. As previously disclosed, we do not anticipate that Echelon will resume construction for three to five years. We also believe financing for a project like Echelon continues to be unavailable. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, or the effect that such delay will have on our business, operations or financial condition. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.
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
The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction for three to five years, as previously disclosed.
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
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development. Pursuant to the ESA, LVE will provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

LVE has suspended construction of the central energy center while the Echelon project is delayed. On April 6, 2009, LVE notified us that, in its view, Echelon would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter. On March 7, 2011, Echelon and LVE entered into both the Purchase Option Agreement and Periodic Fee Agreement. LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon has agreed to pay LVE, beginning March 4, 2011, the Periodic Fee and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon's obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of LVE's assets.
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
If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under our Amended Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Amended Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our Amended Credit Facility (to the extent that availability exists under our Amended Credit Facility, as applicable, after we meet our working capital needs).
If availability under our Amended Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.
Risks Related to the Regulation of our Industry
We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to this Annual Report on Form 10-K, “Government Gaming Regulations” which is incorporated herein by reference. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.
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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2010. We believe the assessment for the period from January 1, 2006 through December 31, 2010 could result in a property tax assessment ranging between $13.7 million and $28.6 million. We have accrued, net of the payments discussed above, approximately $21.0 million of property tax liability as of December 31, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 through 2010 assessment notices, which have not been received as of December 31, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.1 million to $19.4 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit, and we appealed both the denial of the refund claim as well as the assessment in a hearing before the Nevada Administrative Law Judge in September 2010. All post hearing briefs were filed by January 31, 2011. In December 2010, a split decision was issued by the same judge, in a factually similar hearing with another taxpayer; and such decision was appealed to the Nevada State Tax Commission (the "Commission") by both the taxpayer and the Department. As a result of the Commission appeal, the judge has postponed a decision in our case, pending the outcome of the Commission's decision, the timing of which is uncertain as of December 31, 2010.
Due to uncertainty surrounding the judge's decision in our case, as well as the ultimate resolution of the Commission appeal, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenues. We also pay property taxes, sales and use taxes, payroll taxes, and franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, Borgata is required to record New Jersey state income taxes. We cannot assure you that the State of New Jersey will not enact legislation that increases gaming tax rates.
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

Borgata is a participant in a multiemployer pension plan, and the plan has been certified in critical status by the fund's actuary.
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
Risks Related to our Properties
We own facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.

For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed on August 30, 2008 for eight days over Labor Day weekend, as the New Orleans area was under mandatory evacuation orders during Hurricane Gustav. Hurricane Ike resulted in a two-day closure starting September 12, 2008 at Treasure Chest. Although Hurricane Katrina in 2005 caused only minor damage at Treasure Chest, it was closed for 44 days as a result of that hurricane. Additionally, at our Delta Downs Racetrack Casino & Hotel, which is located in Southwest Louisiana, Hurricane Gustav forced us to close for six days, beginning on August 30, 2008, and Hurricane Ike led to a second closure from September 11, 2008 to September 17, 2008. The hurricane closures during 2008 totaled 10 days for Treasure Chest and 13 days for Delta Downs, including two full weekends at both properties. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days.
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
In addition to the risk of flooding, hurricanes, snowstorms and other adverse weather conditions. may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected area. For example, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the six months, particularly in the month of June, have had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a Motion to Dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined and a Motion to Dismiss for Lack of Subject Matter Jurisdiction filed by the U.S. Attorney. The motions have been fully briefed and submitted to the Court and will be heard by the U.S. District Court on March 16, 2011. If the case is dismissed for lack of subject matter jurisdiction, it will be remanded to the state court. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the FEMA as a special flood hazard area. According to the FEMA statistics, a special flood hazard area has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Over a 30-year period, the risk of a 100-year flood in a special flood hazard area is 26%. At all times when we have a loan or credit facility from federally insured or regulated lender or lenders, we are required to maintain flood insurance at least equal to the lesser of (i) the outstanding principal balance of the loan; (ii) the maximum amount of coverage allowed for the type of property under the National Flood Insurance Program (“NFIP”) managed by FEMA; or (iii) the full replacement cost value of the collateral. The maximum amount of NFIP insurance currently available on a commercial building is currently $0.5 million. Our level of flood insurance coverage may not be adequate to cover all losses in the event of a major flood.
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
The Cal, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2010, patrons from Hawaii comprised 66% of the room nights sold at the California, 51% at Fremont and 52% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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
Additionally, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers could have a significant adverse effect on its business, results of operations and financial condition. In 2010, Pennsylvania passed legislation allowing table games at certain casinos in the state, and other states near New Jersey, including New York, Delaware, Connecticut, and Maryland have or are currently contemplating gaming legislation. The expansion of gaming facilities in nearby states will further increase competition and may adversely impact our business, financial condition and results of operations.
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
The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of infectious disease and pandemics, adverse weather conditions and natural disasters, among other things, have had negative impacts on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.
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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.4 million per annum as of December 31, 2010. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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
Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the American Bureau of Shipping Consulting (“ABSC”). ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam's Town Shreveport commenced during 2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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
We lease certain parcels of land on which The Orleans, Suncoast, Treasure Chest, Sam's Town Shreveport and Borgata's hotel and gaming facility are located. In addition, we lease other parcels of land on which portions of the Cal and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.
Risks Related to our Indebtedness
We have a significant amount of indebtedness.
We had total consolidated long-term debt, net of current maturities, of approximately $3.2 billion at December 31, 2010. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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
On December 3, 2010, we entered into an Amendment and Restatement Agreement among us, certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the Credit Facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the Restatement Effective Date.

Each of the Extending Lenders permanently reduced their commitments under the Amended Credit Facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the previous credit facility) through additional revolving credit or term loans under the Amended Credit Facility.
Our current debt service requirements on the extending amounts under the Amended Credit Facility primarily consist of interest payments on the outstanding borrowings. However, pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving loans under the Amended Credit Facility is based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. Debt service requirements under our current outstanding senior subordinated and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and repayment of our senior subordinated and senior notes due April 15, 2014, February 1, 2016 and December 1, 2018 for each of our 6.75% and 7.125% senior subordinated notes and our 9.125% senior notes, respectively.
The Amended Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the Amended Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
In addition, our Amended Credit Facility requires us to maintain certain ratios, including a minimum Interest Coverage Ratio (as defined in the Amended Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Amended Credit Facility) that adjust over the life of our Amended Credit Facility. We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at December 31, 2010, were 2.84 to 1.00, 7.07 to 1.00 and 4.21 to 1.00, respectively.
At December 31, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at December 31, 2010, assuming our current level of Secured Indebtedness remains constant, we estimate that a 6.4% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at December 31, 2010, assuming our current level of interest expense remains constant, we estimate that a 29.5% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

However, in the event that we project our Consolidated EBITDA may decline by such levels or more, we could implement certain actions in an effort to minimize the possibility of a breach of the maximum permitted consolidated Total Leverage Ratio, the maximum permitted Secured Leverage Ratio and the minimum consolidated Interest Coverage Ratio covenants. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

In addition, Borgata has significant indebtedness which could affect its ability to pay dividends to us. While we received a one-time distribution from Borgata of approximately $135.4 million in August 2010 in connection with Borgata's financing, any future distribution from Borgata (other than distributions to satisfy tax liabilities relating to income of Borgata) will be subject to the limitations on dividends, distributions and certain other restricted payments under Borgata's bank credit agreement and the indenture governing Borgata's senior secured notes.
Excluding the one-time distribution from Borgata discussed above, our distributions from Borgata were $20.8 million, $60.1 million and $19.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.

In addition, Borgata's bank credit facility contains customary affirmative and negative covenants, including covenants that limit Borgata's ability to:

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Amended Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including our Amended Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.
We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior subordinated and senior notes and Borgata's senior secured notes do not fully prohibit us or our subsidiaries from doing so. Approximately $566.8 million of contractual availability was available for borrowing under our Amended Credit Facility as of December 31, 2010. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the Amended Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying the Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Amended Credit Facility (to the extent that availability exists after we meet our working capital needs).
If availability under the Amended Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.
Risks Related to our Equity Ownership

Our common stock price may fluctuate substantially, and a shareholder's investment could decline in value.
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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company's outstanding shares of common stock as of December 31, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
Information relating to the location and general characteristics of our properties appears in tabular format under Part I, Item 1, Business - Properties, and is incorporated herein by reference.
As of December 31, 2010, some of our hotel casinos and development projects are located on leased property, including:

•	The Orleans, located on 77 acres of leased land.

•	Suncoast, located on 49 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	Sam's Town Tunica, located on 272 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Borgata, located on 26 acres of owned land and 19.6 acres of leased land.

ITEM 3.	Legal Proceedings.
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a Motion to Dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined and a Motion to Dismiss for Lack of Subject Matter Jurisdiction filed by the U.S. Attorney. The motions have been fully briefed and submitted to the Court and will be heard by the U.S. District Court on March 16, 2011. If the case is dismissed for lack of subject matter jurisdiction, it will be remanded to the state court. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.	Reserved.

ITEM 4A.	Executive Officers of the Registrant.
The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of March 7, 2011:

Name	Age	Position
Paul J. Chakmak	46	Executive Vice President and Chief Operating Officer
Brian A. Larson	55	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	49	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellie J. Bowdish	43	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Paul J. Chakmak has served as our Executive Vice President and Chief Operating Officer since January 1, 2008. Mr. Chakmak joined us in February 2004 as our Senior Vice President - Finance and Treasurer, and was appointed Executive Vice President, Chief Financial Officer and Treasurer on June 1, 2006.
Brian A. Larson has served as our Executive Vice President and General Counsel since January 1, 2008 and as our Secretary since February 2001. Mr. Larson became our Senior Vice President and General Counsel in January 1998. He became our Associate General Counsel in March 1993 and Vice President-Development in June 1993.
Josh Hirsberg joined the Company as our Senior Vice President, Chief Financial Officer and Treasurer effective January 1, 2008. Prior to his position with the Company, Mr. Hirsberg served as the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development concern. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah's Entertainment.
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

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and record holders of our common stock is set forth below.
Market Information
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2010
First Quarter	$10.11	$7.49
Second Quarter	13.78	8.49
Third Quarter	9.03	6.8
Fourth Quarter	10.60	7.24
Year Ended December 31, 2009
First Quarter	$6.27	$2.96
Second Quarter	12.86	3.58
Third Quarter	12.77	7.44
Fourth Quarter	11.62	6.93
On March 7, 2011, the closing sales price of our common stock on the NYSE was $9.66 per share. On that date, we had approximately 897 holders of record of our common stock and our directors and executive officers owned approximately 37% of the outstanding shares. There are no other classes of common equity outstanding.
Dividends
Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of a quarterly dividend for future periods. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our Amended Credit Facility. The following table sets forth the cash dividends declared and paid during the three year period ended December 31, 2010.

Payment Date	Record Date	Dividend per Share
March 3, 2008	February 18, 2008	$0.150
June 2, 2008	May 14, 2008	0.150
Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. Through December 31, 2010, we have repurchased $6.9 million in shares of our common stock under the share repurchase program and are authorized to repurchase up to an additional $92.1 million in shares.
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Amended Credit Facility.
We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our Amended Credit Facility.
No purchases under our stock repurchase program were made during the fourth quarter of the fiscal year ended December 31, 2010. In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.
Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index (“S&P 400”) and certain companies in our peer group, which is comprised of Ameristar Casinos, Inc., Isle of Capri Casinos, Inc. and Pinnacle Entertainment, Inc. The performance graph assumes that $100 was invested on December 31, 2005 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2006	$96.29	$110.32	$128.94
December 2007	73.38	119.12	97.43
December 2008	10.36	75.96	30.36
December 2009	18.33	104.36	47.95
December 2010	23.21	132.16	60.59
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.	Selected Financial Data.
We have derived the selected consolidated financial data presented below as of December 31, 2010 and 2009 and for the three years in the period ended December 31, 2010 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2008 and as of and for the years ended December 31, 2007 and 2006 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues
Gaming	$1,812,487	$1,372,091	$1,477,476	$1,666,422	$1,811,716
Food and beverage	347,588	229,374	251,854	273,036	304,864
Room	211,046	122,305	140,651	153,691	172,781
Other	123,603	100,396	117,574	128,870	145,560
Gross Revenue	$2,494,724	$1,824,166	$1,987,555	$2,222,019	$2,434,921

Operating income (loss)	$183,938	$156,193	$(153,429)	$354,232	$404,650

Income (loss) from continuing operations before income taxes	$26,924	$5,317	$(249,536)	$184,935	$246,839

Income taxes	$(8,236)	$(1,076)	$26,531	$(64,027)	$(85,491)

Income from discontinued operations	$—	$—	$—	$182,127	$(44,570)

Noncontrolling interest	$(8,378)	$—	$—	$—	$—

Net income (loss) attributable to Boyd Gaming Corporation	$10,310	$4,241	$(223,005)	$303,035	$116,778

Basic net income (loss) per share from continuing operations	$0.12	$0.05	$(2.54)	$1.38	$1.83

Basic net income per share from discontinued operations	$—	$—	$—	$2.08	$(0.5)

Diluted net income (loss) per share from continuing operations	$0.12	$0.05	$(2.54)	$1.36	$1.80

Diluted net income per share from discontinued operations	$—	$—	$—	$2.06	$(0.5)

Balance Sheet Data:
Cash and cash equivalents	$145,623	$93,202	$98,152	$165,701	$169,397
Total assets	5,702,546	4,459,957	4,605,427	4,487,596	3,901,299
Long-term debt, net of current maturities	3,193,065	2,576,911	2,647,058	2,265,929	2,133,016
Total stockholders' equity	1,406,252	1,156,369	1,143,522	1,385,406	1,109,952
The following summarizes the significant transactions recorded in each of the years referenced above:
Year ended December 31, 2010
$2.5 million gain on equity distribution in connection with a $30.8 million priority distribution received from Borgata, which is equal to the excess prior capital contributions made by us;
$10 million of other income, representing a fee from MGM related to the amendment to our operating agreement, whereby we assumed effective control of Borgata;
$28.2 million of incremental interest expense at Borgata, of which $26.1 million related to the impact of additional amounts at a higher rate, and $2.0 million related to the accelerated write off of deferred loan fees on refinanced borrowings;
$7.5 million of preopening expense related to the ongoing maintenance and preservation of Echelon, as well as other business development activities; and
$4.7 million of write-downs and other charges, of which $4.0 million related to acquisition expenses.
Year ended December 31, 2009
$41.8 million of write-downs and other charges, net;
$17.8 million of preopening expenses;
$15.3 million gain on the early retirement of debt;
$14.3 million gain related to our share of property damage insurance recoveries at Borgata;
$8.9 million of retroactive interest expense related to our contingent payment for Dania Jai-Alai; and
$1.8 million of accelerated interest expense related to our bank credit facility amendment.
Year ended December 31, 2008
$385.5 million of write-downs and other charges, net;
$28.6 million gain on the early retirements of debt;
$20.3 million of preopening expenses; and
$3.7 million one-time permanent unfavorable tax adjustment related to non-recurring state income tax valuation allowances.
Year ended December 31,2007
$22.8 million of preopening expenses;
$16.9 million loss on the early retirements of debt;
$12.1 million of write-downs and other charges, net;
$3.2 million for a one-time retroactive property tax adjustment at Blue Chip; and
$1.3 million of one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit.
Year ended December 31,2006
$20.6 million of preopening expenses;
$11.2 million of accelerated depreciation related to the Stardust and related assets;
$8.8 million of write-downs and other charges, net; and
$6.7 million for a one-time retroactive gaming tax assessment at Par-A-Dice.
The following is a listing of significant events affecting our business during the five-year period ended December 31, 2010:

•
On March 24, 2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have consolidated the financial position and results of operations of Borgata from March 24, 2010 through December 31, 2010. Prior period amounts were not restated or recasted as a result of this change.

•
Our hotel at Blue Chip Casino, Hotel & Spa opened on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structures.

•
In 2008, we established our nationwide branding initiative and loyalty program. Players are able to use their “B Connected” (or, formerly, "Club Coast") cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi.

•
The Water Club, an 798-room boutique hotel expansion project at Borgata, opened in June 2008. The expansion includes five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

•
We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. We remain committed to having a meaningful presence on the Las Vegas Strip but we do not anticipate resuming construction on our Echelon development project for three to five years, as previously disclosed. During the delay in construction, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

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

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 35 years.
We are a diversified operator of 15 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company that operates Borgata Hotel Casino and Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City.
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, a captive insurance company, also in Hawaii, that underwrites travel-related insurance and 85 acres of land on the Las Vegas Strip, where our Echelon development project is located.
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
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in January 2009, we opened our 22-story hotel at Blue Chip Casino, Hotel & Spa, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues. In addition, Borgata's second hotel, The Water Club, opened in June 2008. The Water Club is an 798-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space.
We have also established a nationwide branding initiative and loyalty program. Previously, players were able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi. In June 2010, we launched an enhanced, multi-property player loyalty program under the “B Connected” brand, which replaced the “Club Coast” program. Customers under the “Club Coast” program were able to keep all earned benefits and club points they had previously earned under the program. The new “B Connected” club, among other benefits, extends the time period over which players may qualify for promotion and increases the credits awarded to reel slot and table games players.
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program-based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPod Touch or iPad. The application further expands the benefits of the “B Connected” program. “B Connected Mobile,” a GPS powered feature, provides real-time personalized information when a customer visits a Boyd property, including: hotel, dining and gaming offers, such as “Best Rates Available” on hotel rooms for “B Connected” members, instant access to event information, schedules and special offers at all Boyd Gaming properties using “B Connected,” a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations.
Development Activities
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the economic recession and continued economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas region; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction of Echelon for three to five years, as previously disclosed. We also believe financing for a development project like Echelon continues to be unavailable.
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
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development. Pursuant to the ESA, LVE will provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, LVE has suspended construction of the central energy center and the obligation to pay the Fixed Capacity Charge has not commenced.
On April 6, 2009, LVE notified us that, in its view, Echelon will be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.
On March 7, 2011, Echelon and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon agreed to pay LVE, beginning on March 4, 2011, a monthly periodic fee (the “Periodic Fee”) and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) it exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon's obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.
As of December 31, 2010, we have incurred approximately $923 million in capitalized costs related to the Echelon project, including land, and not including approximately $196.4 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $2 million of capitalized costs annually, principally related to the offsite fabrication of a skylight and curtain wall as well as offsite improvements. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $17 million that will be charged to preopening or other expense as incurred during the project's suspension period.
In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Other Events
We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC ("MDDC"), d.b.a. Borgata Hotel Casino and Spa.
By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal request to the NJCCC that the NJCCC reopen the gaming license held by Borgata, which had been renewed in June 2005 for a five-year term. The Letter indicated that the NJDGE's reopening request was for the exclusive purpose of examining the qualifications of MGM, in light of the issues raised by the “Special Report” of the NJDGE to the NJCCC on its investigation of MGM's joint venture in Macau, Special Administrative Region, People's Republic of China. The Letter noted that the NJDGE had found that neither we nor the Holding Company had any involvement with MGM's development activities in Macau and also expressed the NJDGE's confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM's qualifications without negatively affecting the casino license, the operation of Borgata or us.
The NJCCC informed us that, pursuant to Section 88(a) of the New Jersey Casino Control Act (the “Casino Control Act”), the MDDC gaming license was reopened on July 27, 2009, the date of the Letter. This was a procedural step required by the Casino Control Act that does not represent a finding as to the issues raised by the NJDGE.
In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's Interest to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the NJDGE. Pursuant to the terms of the amended operating agreement, in connection with the refinancing of the Borgata bank credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $30.8 million was a priority distribution equal to the excess prior capital contributions made by us.
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
In connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations.
The application of the acquisition method accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.
We provided a preliminary estimated fair value of the aforementioned assets and liabilities related to the effective change in control of Borgata at March 31, 2010. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control. We have provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures will necessitate a revision of the valuation of the provisional assets and liabilities; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods. These measurement adjustments, which impact all prior quarterly periods during 2010, will be retrospectively revised as these periods are presented in our future Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as we report on subsequent interim condensed consolidated and annual consolidated financial statements.

RESULTS OF OPERATIONS

Summary of Operating Results
Years ended December 31, 2010, 2009 and 2008

We believe that our key operating results for each of the years ended December 31, 2010, 2009 and 2008 have been adversely impacted, to some extent, by the weakened global economy. The increasingly high national unemployment rate, a weak housing market, and significant declines in housing prices and related home equity have resulted in reduced levels of consumer spending that have negatively impacted our financial results. We believe the length of the recovery from the severe economic recession has had, and may continue to have, a profound effect on consumer confidence, which has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities. Despite these negative impacts and the inherent difficulty in predicting consumer behavior, we have seen some stabilizing trends in our business. Las Vegas visitor counts have been increasing or stable over the past year, and Las Vegas convention attendance has also increased in recent sequential months. These and other positive trends reflect recoveries in our business.

The following provides a summary of certain key operating results:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net revenues	$2,140,899	$1,640,986	$1,780,967
Operating income (loss)	183,938	156,193	(153,429)
Net income (loss) attributable to Boyd Gaming Corporation	10,310	4,241	(223,005)

Years Ended December 31, 2010 and 2009
Net revenues: Excluding the consolidation of Borgata, net revenues were $1.56 billion for the year ended December 31, 2010, a 4.9% decline as compared to the prior year. The decline was primarily due to lower levels of consumer spending, room rate pressures experienced in our Las Vegas Locals region and lower visitor volumes in our Downtown region. In addition, net revenues at our Louisiana properties stabilized in the latter half of 2010 but continued to decline throughout the year as market conditions normalize in that region from the strong and, in some cases, record levels in the prior year. Borgata contributed $580.1 million in net revenues, which reflects a decline from their prior year primarily due to the impact of declines in table games hold, adverse impact of severe weather and reduced visitation to Atlantic City during the year.
Operating income: On a comparable level, operating income declined by 9.0% to $142.2 million during the year ended December 31, 2010 compared to the prior year primarily due to the residual effect of the items identified above. Operating income from Borgata, reflected on a comparable equity method basis in both periods, declined $22.3 million, or 30.9%, due to the lower net revenue base as a result of the items discussed above.
Net income attributable to Boyd Gaming Corporation: Net income attributable to Boyd Gaming increased by $6.1 million due primarily to the recognition of a $10 million payment associated with the amendment to our operating agreement with MGM earlier this year. The overall increase in net income was offset by increased interest expense, due primarily to the consolidation of Borgata, and by a change in the fair value of our derivative instruments due to the de-designation of such as hedged during the year ended December 31, 2010.

Years Ended December 31, 2009 and 2008
Net revenues: Net revenues were $1.64 billion for the year ended December 31, 2009, a 7.9% decline as compared to $1.78 billion in the prior year. The decline was primarily due to reduced visitation during much of the period, resulting in lower levels of consumer spending.

Operating income (loss): Operating income increased to $156.2 million during the year ended December 31, 2009 compared to an operating loss of $153.4 in the year ended December 31, 2008, due to significant write-downs and other items totaling $385.5 million during 2008, principally consisting of non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value, which were offset by an increase in operating income from Borgata, primarily due to our share of a non-recurring gain on an insurance settlement of $28.7 million resulting from property damage at The Water Club at Borgata.

Net income (loss): The overall increase in net income during the year ended December 31, 2009 was due primarily to the non-recurrence of the significant write-downs and other items during the year ended December 31, 2008, as discussed above.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 73%, 75% and 74% of gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Food and beverage gross revenues contributed approximately 14%, 13% and 13% of gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively, and represent the next most significant revenue source, followed by room and other, which separately resulted in less than 10% of gross revenues during all of these respective years.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
REVENUES
Gaming	$1,812,487	$1,372,091	$1,477,476
Food and beverage	347,588	229,374	251,854
Room	211,046	122,305	140,651
Other	123,603	100,396	117,574
	$2,494,724	$1,824,166	$1,987,555
COSTS AND EXPENSES
Gaming	$859,818	$664,739	$690,847
Food and beverage	180,840	125,830	144,092
Room	49,323	39,655	43,851
Other	99,458	77,840	89,222
	$1,189,439	$908,064	$968,012
MARGINS
Gaming	52.56%	51.55%	53.24%
Food and beverage	47.97%	45.14%	42.79%
Room	76.63%	67.58%	68.82%
Other	19.53%	22.47%	24.11%

The results for the year ended December 31, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24 through December 31, 2010, which is not comparable to the amounts as reported in the prior year. As such, the following table reflects the operating results of the Company, excluding such consolidated results of Borgata, for comparability to the prior period. The results of Borgata, on a comparable basis, are separately addressed below as well.

Operating Revenues - Comparative Results (Without Giving Effect to the Consolidation of Borgata)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
REVENUES
Gaming	$1,306,414	$1,372,091	$1,477,476
Food and beverage	231,054	229,374	251,854
Room	120,000	122,305	140,651
Other	89,851	100,396	117,574
	$1,747,319	$1,824,166	$1,987,555
COSTS AND EXPENSES
Gaming	$655,856	$664,739	$690,847
Food and beverage	124,851	125,830	144,092
Room	37,517	39,655	43,851
Other	72,249	77,840	89,222
	$890,473	$908,064	$968,012
MARGINS
Gaming	49.80%	51.55%	53.24%
Food and beverage	45.96%	45.14%	42.79%
Room	68.74%	67.58%	68.82%
Other	19.59%	22.47%	24.11%

Years Ended December 31, 2010 and 2009
Gaming: Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $65.7 million, or 4.8%, decrease in gaming revenues during the year ended December 31, 2010 as compared to the prior year was due to a 5.1% decrease in slot handle, coupled with a decrease of 3.3% in slot win percentage; and a 1.5% decrease in our table games drop and a decrease of 4.2% in our table games win percentage. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage: Food and beverage revenues increased slightly during the year ended December 31, 2010 as compared to the prior year, due to a slight increase in banquet sales and a shift in consumer spending patterns.

Room: Room revenues have remained relatively consistent during the year ended December 31, 2010 as compared to the prior year, due to static occupancy and room rates.

Other: Other revenues have declined during the year ended December 31, 2010 as compared to the prior year, primarily due to a reduction in the number of shows held at our entertainment venues.

Years Ended December 31, 2009 and 2008
Gaming: Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $105.4 million, or 7.1% decrease in gaming revenues during the year ended December 31, 2009 compared to 2008 is due to an 8.6% decrease in slot handle and 9.6% decrease in our table games drop, both of which more than offset a slight increase in slot win percentage during the year. Correspondingly, the number of slot machines and table games at our properties were down approximately 3.7% and 3.6%, respectively, at December 31, 2009 compared to December 31, 2008. Margins were slightly less negatively impacted by the corresponding declines in slot machine and table games volumes due to cost containment efforts. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage: Food and beverage revenues declined $22.5 million, or 8.9% during the year ended December 31, 2009 as compared to 2008, as sales were adversely impacted by lower visitation, declining customer discretionary spending and decreased occupancy at our properties, trending from 2007 through 2009. Margins slightly improved during these respective periods due to cost variability and lower consumption and inventory levels.

Room: Room rates and margins declined year-over-year due to decreased occupancy and lower average room rates, resulting in a decrease of $18.3 million, or 13.0% during the year ended December 31, 2009 as compared to 2008, due to increased competition, the additional supply of available rooms, decreased occupancy and lower average room rates.

Other: Other revenues have declined during the year ended December 31, 2010 as compared to the prior year, primarily due to a reduction in the number of shows held at our entertainment venues as well as a reduction in ticket prices.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and write-downs and other items, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments and also includes our share of Borgata's operating income, (during the period in which it was accounted for under the equity method of accounting), before net amortization, preopening and other items.

The following table presents our gross revenues and Adjusted EBITDA, by Reportable Segment, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Gross revenues
Las Vegas Locals	$676,751	$713,354	$858,241
Downtown Las Vegas	241,618	251,000	263,005
Midwest and South	822,505	852,209	857,650
Atlantic City	747,405	—	—
Reportable Segment Gross Revenues	2,488,279	1,816,563	1,978,896
Other	6,445	7,603	8,659
Gross revenues	$2,494,724	$1,824,166	$1,987,555

Adjusted EBITDA
Las Vegas Locals	$137,464	$155,336	$218,591
Downtown Las Vegas	34,227	46,102	40,657
Midwest and South	143,699	165,534	169,063
Atlantic City	136,278	—	—
Our share of Borgata's operating income before net amortization, preopening and other items	8,180	59,470	60,520
Adjusted EBITDA	$459,848	$426,442	$488,831

Years Ended December 31, 2010 and 2009
Significant factors that affected our Reportable Segment Gross Revenues and Adjusted EBITDA for the year ended December 31, 2010, as compared to the prior year, are listed below:

Las Vegas Locals - Gross revenues and Adjusted EBITDA declined 5.1% and 11.5%, respectively, during the year ended December 31, 2010, as compared to the prior year, due primarily to cautious discretionary spending by our unrated and lower-tiered players. Both revenues and Adjusted EBITDA improved in each quarter of 2010, signaling signs of recovery in this region; however, the promotional environment continues to be highly competitive.

Downtown Las Vegas - Gross revenues decreased 3.7% and Adjusted EBITDA decreased 25.8% during the year ended December 31, 2010, as compared to the prior year, due primarily to higher fuel costs and lower ticket prices on our Hawaiian charter operation. We have retained market share but have seen noticeable declines in the amount of spend per visit by our customers.

Midwest and South - Gross revenues and Adjusted EBITDA declined by 3.5% and 13.2%, respectively during the year ended December 31, 2010, as compared to the prior year, due primarily to lower levels of consumer spending; however, our business continues to stabilize across this region. We returned to growth in both gross revenue and Adjusted EBITDA during the latter half of 2010.

Atlantic City - Results were not consolidated in the year ended December 31, 2009, therefore comparability is not meaningful. See further discussion of Borgata's separate operating results below.

Years Ended December 31, 2009 and 2008
Significant factors that affected our Reportable Segment Gross Revenues and Adjusted EBITDA for the year ended December 31, 2009, as compared to the prior year, are listed below:

Las Vegas Locals - Gross revenues declined 16.9% and Adjusted EBITDA declined 28.9% during the year ended December 31, 2009, as compared to the prior year, due primarily to lower consumer spending and increased competitive pressures throughout the entire market.

Downtown Las Vegas - Gross revenues decreased 4.6% and Adjusted EBITDA increased 13.4%, respectively, during the year ended December 31, 2009, as compared to the prior year. The decline in gross revenues was due primarily to lower consumer spending, reduced visitor volumes and lower ticket prices on our Hawaiian charter operation and lower visitation from our Hawaiian customers, offset by a favorable impact on Adjusted EBITDA related to cost control and containment measures.

Midwest and South - Gross revenues decreased 0.6% while Adjusted EBITDA decreased 2.1% during the year ended December 31, 2009, as compared to the prior year, primarily due to declines in gross revenue at two of our Louisiana properties, offset somewhat by growth in gross revenues at Blue Chip and Delta Downs, and due to declines in consumer spending, offset by aggressive efforts to control costs throughout the region.

Other Costs and Expenses
The following costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Selling, general and administrative	$369,217	$284,937	$299,662
Maintenance and utilities	146,143	92,296	95,963
Depreciation and amortization	199,275	164,427	168,997
Corporate expense	48,861	47,617	52,332
Preopening expenses	7,459	17,798	20,265
Write-downs and other items, net	4,713	41,780	385,521

The results for the year ended December 31, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24 through December 31, 2010, which are not comparable to the amounts as reported in the prior years. As such, the following table reflects the operating results of the Company, excluding the consolidation of such results, for comparability to the prior period. The comparative results of Borgata are also addressed below under Results of Operations for Borgata.

The following costs and expenses are discussed below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Selling, general and administrative	$274,234	$284,937	$299,662
Maintenance and utilities	96,230	92,296	95,963
Depreciation and amortization	146,389	164,427	168,997
Corporate expense	48,861	47,617	52,332
Preopening expenses	7,459	17,798	20,265
Write-downs and other items, net	4,721	41,780	385,521

Years Ended December 31, 2010, 2009 and 2008
Selling, general and administrative: Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.7%, 15.6% and 15.1% during the years ended December 31, 2010, 2009 and 2008, respectively, due to our ongoing cost containment efforts.

Maintenance and Utilities: Maintenance and utilities expenses were relatively consistent during the years ended December 31, 2010, 2009 and 2008, respectively, as no major maintenance projects were undertaken in any year within that period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.5%, 5.1% and 4.8%, during the years ended December 31, 2010, 2009 and 2008, respectively, reflects an overall increase in energy costs.

Depreciation and Amortization: Depreciation and amortization expense remained relatively consistent as a percentage of gross revenues during the year ended December 31, 2010, as compared to the years ended December 31, 2009, and 2008, representing 8.4%, 9.0% and 8.5%, respectively. There were no significant expansion capital expenditures that were placed into service during 2010. In 2009, the opening of the hotel tower at Blue Chip resulted in increased depreciation of this building and was offset by other fully depreciated assets. There were no significant expansion capital expenditures that were placed into service during 2008.

Corporate Expense: Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was relatively flat during the year ended December 31, 2010 as compared to 2009, representing 2.8% and 2.6%

of gross revenues, respectively. During the year ended December 31, 2008, we commenced design work on our consolidated players' club program in order to build and reward customer loyalty and drive cross-property visitation. The incrementally higher corporate expense in 2008 is due, in part, to the initial, up-front design related expenses incurred for the launch of our nationwide branding initiative and loyalty program.

Preopening Expenses: We expense certain costs of start-up activities as incurred. During the years ended December 31, 2010, 2009 and 2008, we recorded preopening expenses related to our Echelon development project, our hotel and expansion project at Blue Chip, our efforts to develop gaming activities in other jurisdictions and other business development activities.

Write-downs and Other Items, Net: Write-downs and other items, net primarily represent asset impairment charges and other non-recurring charges. During the year ended December 31, 2010, write-downs and other items, net was primarily comprised of $4.0 million in expenses related to acquisition activities and a $0.5 million impairment charge on a fair value adjustment related to our investment in certain bonds.

During the year ended December 31, 2009, write-downs and other items, net primarily consisted of a non-cash impairment charge of $13.5 million related to the write-down of our former investment in the Morgans joint venture and a non-cash impairment charge of $28.4 million related to the write-off of Dania Jai-Alai's goodwill in connection with the January 2009 amendment to the Dania Jai-Alai purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions.

During the year ended December 31, 2008, write-downs and other items, net primarily consisted of aggregate non-cash impairment charges of $290.2 million to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value. The impairment tests for these assets were principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not have been recoverable. The primary reason for these impairment charges related to the ongoing recession, which caused us to reduce our estimates for projected cash flows, reduced overall industry valuations, and caused an increase in discount rates in the credit and equity markets. We also recorded a non-cash impairment charge of $84.0 million, principally related to the write-off of Dania Jai-Alai's intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market.

Operating Income from Borgata
Years Ended December 31, 2010, 2009 and 2008
The following table reconciles the presentation of our share of Borgata's operating income for the periods in which we reported Borgata's results under the equity method.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating income from Borgata, as reported on our consolidated statements of operations	$8,146	$72,126	$56,356
Add back:
Net amortization expense related to our investment in Borgata	—	1,298	1,298
Our share of Borgata's preopening expenses	—	349	2,785
Our share of Borgata's other items and write-downs, net	34	(14,303)	81
Our share of Borgata's operating income before net amortization, preopening and other items	$8,180	$59,470	$60,520

Our share of Borgata's operating income before net amortization, preopening and other items decreased 86.2% during the year ended December 31, 2010, as compared to the prior year. Overall, Borgata's operating income has decreased as compared to the prior year, which reflects the overall decline in consumer spending globally, the heightened competition in Atlantic City, as well as the early year effects of the severe winter storms making travel extremely difficult throughout the entire Northeast. The quantified effect of our consolidation of Borgata's operating results also reduced our share of Borgata's operating income before net amortization, preopening and other items by $41.7 million during the year ended December 31, 2010, respectively.

Other Expense (Income)
Interest Expense

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest costs	$146,019	$123,628	$142,645
Effects of interest rate swaps	22,680	23,580	5,168
Less:
Interest on non-recourse debt obligations of variable interest entity	4,245	—	—
Capitalized interest	—	378	37,667
Interest income	5	6	1,070
Interest expense, net	$164,449	$146,824	$109,076

Years Ended December 31, 2010, 2009 and 2008
Excluding the consolidation of Borgata, interest expense, net was $119.3 million for the year ended December 31, 2010, an 18.7% decline as compared to the prior year. The decline was due to lower average interest rates during the year ended December 31, 2010 compared to 2009, which were 4.7% versus 5.4%, respectively, and lower average note payable and outstanding debt balances, which declined to $2.5 billion from $2.7 billion during these respective periods. At December 31, 2010, 30% of our debt was based upon variable rates of interest, compared to 55% of our debt at December 31, 2009. See further discussion of Borgata's interest expense below.
Interest expense, net increased during the year ended December 31, 2009, as compared to 2008, due to a greater impact resulting from higher average note payable and outstanding debt balances, as well as an increase from the effects of our interest rate swaps. This increase was offset by lower average interest rates on our bank credit facility. There was a relatively minor amount of interest capitalized during the year ended December 31, 2009, as compared to 2008, as the Blue Chip addition was completed in January 2009, and our development efforts at Echelon had been suspended since August 2008. Additionally, interest expense, net, during the year ended December 31, 2009 was increased by the interest portion of $8.9 million related to the contingent payment for the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai. Also, incremental interest expense, net, of approximately $2 million was recorded during the year ended December 31, 2009 to ratably reduce the amortization of deferred loan fees related to the reduction in borrowing capacity under our previous bank credit facility. At December 31, 2009, 55% of our debt was based upon variable interest compared to 43% of our debt at December 31, 2008.

At December 31, 2010, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the year ended December 31, 2010, the effect of our swaps increased our interest expense by $22.7 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps.

As of December 31, 2009, we were also a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million. During the year ended December 31, 2009, the effects of our swaps increased our interest expense by $23.6 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of December 31, 2009.

Fair Value Adjustment of Derivative Instruments
Year Ended December 31, 2010
During the year ended December 31, 2010, in anticipation of the execution of our Amended Credit Facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount is being amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings. This mark-to-market adjustment resulted in a realized loss of $0.5 million during the year ended December 31, 2010.

Gain on Early Retirements of Debt
Years Ended December 31, 2010 and 2009
During the year ended December 31, 2010, aside from the tender offer and redemption of our former 7.75% senior subordinated notes discussed below, we purchased and retired $33.0 million principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million, resulting in a gain of $3.9 million, net of associated deferred financing fees. Such gain was partially offset by the loss we recorded in connection with our tender offer and redemption of our former 7.75% senior subordinated notes. In November 2010, we tendered for purchase all of our outstanding 7.75% senior subordinated notes due 2012. Approximately $92.1 million principal amount of the 7.75% senior subordinated notes due 2012 were tendered for purchase pursuant to our tender offer. We paid $95.3 million in connection with the tender offer, including accrued interest of $2.9 million, and recognized a loss on such tender of $0.8 million, based on the difference between the consideration fee, redemption price and the net carrying value of the notes in addition to unamortized debt financing costs written off in conjunction with the purchase of the notes. Additionally, in December 2010, we called the remaining 7.75% senior subordinated notes due 2012 at par, which had a principal balance of $66.8 million. We recognized a loss of $0.4 million upon calling such notes, which consisted of our write-off of the remaining unamortized debt financing costs associated with the notes.

During the year ended December 31, 2009, we purchased and retired $105.3 million principal amount of our senior subordinated notes. The total purchase price of the notes was $89.5 million, resulting in a gain of $15.3 million, net of associated deferred financing fees. During the year ended December 31, 2008, we purchased and retired $146.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was $116.5 million, resulting in a gain of $28.6 million, net of associated deferred financing fees. All such transactions were funded by availability under our bank credit facility.

Gain on Equity Distribution
Year Ended December 31, 2010
During the year ended December 31, 2010, we received a $135.4 million distribution from Borgata, which is further discussed above. The distribution included a priority distribution of $30.8 million, which is equal to the excess prior capital contributions made by us. We recorded a $2.5 million gain upon receipt of this distribution, which gain was equal to the basis difference on our equity contribution during the period in which such was outstanding.

Other Income
Year Ended December 31, 2010
In connection with the amendment to our operating agreement with MGM, and upon the successful refinancing of Borgata's outstanding debt, we received a $10 million payment, made on MGM's behalf by the Divestiture Trust in connection with the amendment to the operating agreement, from MGM's respective portion of the distribution received from Borgata during the year ended December 31, 2010.

Income Taxes
Years Ended December 31, 2010, 2009 and 2008
The effective tax rate during the year ended December 31, 2010 was 30.6%, as compared to 20.2% during the year ended December 31, 2009 and 10.6% during the year ended December 31, 2008. The 2010 tax provision was favorably impacted by net tax adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata's and LVE's income for financial statement purposes; however, under income tax statutes, we are only subject to federal income tax on our fifty percent share of Borgata's income and exclude one-hundred percent of LVE's loss. Additionally, the state tax provision was favorably impacted by the release of valuation allowances resulting from the organizational restructuring of our Louisiana properties. The 2009 tax provision was favorably impacted by a permanent tax benefit realized in connection with an IRS audit and the reversal of interest accrued in connection with unrecognized tax benefits. The state tax provision was adversely impacted by changes in apportionment, exam settlements and the geographic mix of our income. The tax benefit for the year ended December 31, 2008 was adversely impacted by impairment charges to goodwill, for which no tax basis existed, as well as an unfavorable permanent tax adjustment related to state income tax valuation allowances.

Results of Operations for Borgata
Years Ended December 31, 2010, 2009 and 2008
The following table sets forth, for the periods indicated, certain operating data for Borgata. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and its results of operations for the period from March 24, 2010 through December 31, 2010 are included in our consolidated statement of operations for the year ended December 31, 2010. While the following table sets forth the results of Borgata on a stand-alone basis for the entire respective periods presented, subsequent tables reconcile the effect of their results on our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues:
Gaming	$643,904	$691,428	$734,306
Food and beverage	147,751	143,410	147,334
Room	115,199	113,143	110,616
Other	42,931	42,620	52,207
Gross Revenues	949,785	990,601	1,044,463
Less promotional allowances	211,356	213,193	213,974
Net revenues	738,429	777,408	830,489
Operating costs and expenses:
Gaming	263,823	280,620	311,387
Food and beverage	69,489	64,217	66,494
Room	13,992	11,940	13,863
Other	34,334	34,908	39,784
Selling and administrative	123,963	128,164	130,503
Maintenance and utilities	63,435	59,900	71,322
Depreciation and amortization	69,640	78,719	76,096
Preopening expenses	—	699	5,570
Other items and write-downs, net	60	(28,606)	162
Total operating costs and expenses	638,736	630,561	715,181
Operating income	$99,693	$146,847	$115,308

Net Revenues
Years Ended December 31, 2010, 2009 and 2008
Overall, net revenues during the year ended December 31, 2010 decreased by $39.0 million, or 5.0%, as compared to 2009. Overall, promotional spend increased to 32.8% of gross gaming revenue during the year ended December 31, 2010, from 30.8% for the year ended December 31, 2009, reflecting increased promotional slot credit and table game incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets. The decline in net revenues was primarily due to a decline in Borgata's table games hold percentage, adverse weather conditions, and the continuing weakness in economic conditions. Borgata's table games hold percentage was below average, which reduced gaming revenues and contribution margins. Borgata's table games hold percentage declined 100 basis points during the year ended December 31, 2010 from 2009. In addition, adverse weather conditions had a damaging effect on operations during January and February 2010. The 2010 winter season was the worst on record and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. Net revenues also declined due to the continuation of reduced consumer spending, resulting in lower than historical gaming volumes and room rates due to the continuing weakness in economic conditions.

Overall, net revenues during the year ended December 31, 2009 decreased by $53.1 million, or 6.4%, as compared to 2008. The decline was primarily due to adverse weather conditions in the later months of 2009, a decline in Borgata's table games hold percentage and continued weakness in economic conditions. Borgata's table games hold percentage was below average, which reduced gaming revenues and contribution margins. Borgata's hold percentage declined 60 basis points during the year ended December 31, 2009 from 2008. Net revenues also declined due to the continuation of reduced consumer spending, resulting in lower than historical gaming volumes and room rates.

Operating Income
Years Ended December 31, 2010, 2009 and 2008
Operating income declined $47.2 million during the year ended December 31, 2010 as compared to 2009, due in part to the decline in contribution margins on other gaming revenues, as well as the recognition of a $28.7 million gain on an insurance settlement during the year ended December 31, 2009.

Operating income increased $31.5 million during the year ended December 31, 2009 as compared to 2008 primarily due to the recognition of the $28.7 million gain on an insurance settlement, and to a lesser extent, the result of substantial efficiencies in the business that helped Borgata maintain operating income near prior year levels, despite the decline in revenues, during the year ended December 31, 2009.

Other Non-Operating Expenses from Borgata
Borgata's other non-operating expenses consist of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except %)
Interest expense, net of amounts capitalized	$50,199	$27,668	$29,049
Provision for state income taxes	5,273	10,938	2,970
Other non-operating expenses	55,472	38,606	32,019
	50%	50%	50%
Our share of other non-operating expenses before consolidation	27,736	19,303	16,009
Effects of consolidation effective March 24, 2010	(24,603)	—	—
Our share of other non-operating expenses, as reported	$3,133	$19,303	$16,009

Interest Expense
Years Ended December 31, 2010 and 2009
Interest expense is currently incurred on borrowings under Borgata's bank credit facility and senior secured notes. The increase in interest expense during the year ended December 31, 2010, as compared to the prior year, is primarily due to higher average interest rates of 6.0% for the year ended December 31, 2010 from 3.5% for the year ended December 31, 2009, and an increase in average outstanding debt balances, due to Borgata's refinancing of its debt, to $757.5 million from $710.1 million during the year ended December 31, 2010 and 2009, respectively. In addition, as a result of the termination of Borgata's previous bank credit facility, it wrote-off approximately $2.0 million of unamortized debt financing costs associated with such bank credit facility during the year ended December 31, 2010.

Years Ended December 31, 2009 and 2008
The decrease in interest expense during the year ended December 31, 2009, as compared to the prior year, is primarily due to the combined impact of a reduction in average outstanding borrowings to $710.1 million from $731.6 million during the years ended December 31, 2009 and 2008, respectively, coupled with a decline in the average interest rate throughout 2009.

Income Taxes
Years Ended December 31, 2010 and 2009
The decrease in state income taxes during the year ended December 31, 2010, as compared to the prior year, is primarily due to a reduction in pretax income. The effective tax rate for 2010, as compared to 2009, increased due to a favorable adjustment in the 2009 interest accrual on Borgata's other long-term tax liabilities. The 2009 interest accrual was reduced in connection with the expected state tax impact to Borgata's unrecognized tax benefits of certain federal income tax adjustments that have been settled with the Internal Revenue Service, for which the state and federal tax treatment should be consistent.

Years Ended December 31, 2009 and 2008
The increase in state income taxes during the year ended December 31, 2009, as compared to the prior year, is primarily due to an increase in pretax income and the effect of Borgata's ineligibility to qualify for the New Jobs Tax Credit in 2009. Due to a reduction in employee levels in the latter part of 2009, Borgata was ineligible for tax credit utilization in 2009. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the new Jobs Investment Tax Credit because it made a qualified investment in a new business facility that created jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period eliminate or reduce the credit.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position
As a result of the amendment to our operating agreement with MGM, as discussed above, MGM relinquished all of its specific participating rights under the operating agreements, and we retained all authority to manage the day-to-day operations of Borgata.

MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of this accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders' equity.

We provided a preliminary estimated fair value of the aforementioned assets and liabilities related to the effective change in control of Borgata at March 31, 2010. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control. We have provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures will necessitate a revision of the valuation of the provisional assets and liabilities; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods. These measurement adjustments, which impact all prior quarterly periods during 2010, will be retrospectively revised as these periods are presented in our future Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as we report on subsequent interim condensed consolidated and annual consolidated financial statements.
As a result of the consolidation of Borgata, in our consolidated balance sheet, we reported Borgata's total assets and total liabilities of $1.45 billion and $985.0 million, respectively, at December 31, 2010.

In addition, and as discussed below under Other Items Affecting Liquidity - Echelon, LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We have entered into an Energy Sales Agreement with LVE, to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development. Pursuant to the ESA, LVE will provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

Given that we are the primary beneficiary and as a result of our adoption of the authoritative accounting guidance regarding the consolidation of variable interest entities, we were required to consolidate the financial position and results of operations of LVE for the year ended December 31, 2010. As a result of the consolidation of LVE, at December 31, 2010, we reported LVE's total assets and total liabilities of $249.7 million and $263.5 million, respectively in our consolidated balance sheet. However, LVE's financial position, including its working capital and indebtedness, are not discussed herein as such indebtedness is non-recourse to us and will not require our working capital or free cash flows in order to service such.

Excluding our consolidation of Borgata's financial position, as discussed above, our entry into the Amended Credit Facility and our issuance of $500 million aggregate principal amount of 9.125% senior notes, as discussed below, there were no other significant changes to our financial position since December 31, 2009.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Amended Credit Facility. As of December 31, 2010 and 2009, we had balances of cash and cash equivalents of $145.6 million and $93.2 million, respectively. Excluding the consolidation of LVE, we had balances of cash and cash equivalents of $145.3 million as of December 31, 2010. In addition, we had working capital deficits of $332.3 million and $102.6 million as of December 31, 2010 and 2009, respectively. Excluding the consolidation of LVE, we had a working capital deficit of $88.6 million, which is relatively consistent with the prior year.

Our bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facilities as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our borrowing capacity under our bank credit facilities, subject to our restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our debt or our development projects is derived primarily from cash flows from operations and availability under our bank credit facilities, to the extent availability exists after we meet our working capital needs, and subject to our restrictive covenants.

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

Indebtedness
Our indebtedness primarily consists of amounts outstanding under our $1.5 billion Amended Credit Facility (excluding the non-extending amounts) and $956.4 million aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and a $150 million bank credit facility and $800 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

Bank Credit Facility
On December 3, 2010, we entered into an Amendment and Restatement Agreement with certain financial institutions (each a “Lender”), including Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the Credit Facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the Restatement Effective Date.
Each of the Extending Lenders permanently reduced their commitments under the Amended Credit Facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the Amended Credit Facility) through additional revolving credit or term loans under the Amended Credit Facility.
Pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving loans under the Amended Credit Facility are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case.
The applicable margin under the Amended Credit Facility is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility.
The “base rate” under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.
The letter of credit fees under the Amended Credit Facility remain the same as those under the Credit Facility; however, the margins payable to Extending Lenders are based on the margins applicable to the Extended Revolving Facility.
Subject to certain conditions, amounts outstanding under the Amended Credit Facility may be prepaid without premium or penalty, and the unutilized portion of any of the commitments may be terminated without penalty.
Our obligations under the Amended Credit Facility, subject to certain exceptions, are guaranteed by certain of our subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, we and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of our real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Amended Credit Facility.
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility. The blended interest rates for outstanding borrowings under our bank credit facility at December 31, 2010 and 2009 were 3.3% and 1.9%, respectively. At December 31, 2010, approximately $1.4 billion was outstanding under our Amended Credit Facility, with $17.0 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $566.8 million.

The Amended Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the Amended Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio (as defined in our Amended Credit Facility) is calculated as (a) twelve-month trailing Consolidated EBITDA (as defined in our Amended Credit Facility) to (b) consolidated interest expense (as also defined in our Amended Credit Facility).
The maximum permitted consolidated Total Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the Amended Credit Facility.

Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2010 through and including December 31, 2011	7.75 to 1.00
March 31, 2012 through and including September 30, 2012	7.50 to 1.00
December 31, 2012 and March 31, 2013	7.25 to 1.00
June 30, 2013	7.00 to 1.00
September 30, 2013 and December 31, 2013	6.75 to 1.00
March 31, 2014	6.50 to 1.00
June 30, 2014	6.25 to 1.00
September 30, 2014	6.00 to 1.00
December 31, 2014	5.75 to 1.00
March 31, 2015 and thereafter	5.50 to 1.00
The maximum permitted Secured Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). The following table provides our maximum Secured Leverage Ratio during the remaining term of the Amended Credit Facility.

Maximum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2010 through and including March 31, 2012	4.50 to 1.00
June 30, 2012 and September 30, 2012	4.25 to 1.00
December 31, 2012 and March 31, 2013	4.00 to 1.00
June 30, 2013 and September 30, 2013	3.75 to 1.00
December 31, 2013 and March 31, 2014	3.50 to 1.00
June 30, 2014 and thereafter	3.25 to 1.00
We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at December 31, 2010, were 2.84 to 1.00, 7.07 to 1.00 and 4.21 to 1.00, respectively.
At December 31, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at December 31, 2010, assuming our current level of Secured Indebtedness remains constant, we estimate that a 6.4% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at December 31, 2010, assuming our current level of interest expense remains constant, we estimate that a 29.5% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.
However, in the event that we project our Consolidated EBITDA may decline by such levels or more, we could implement certain actions in an effort to minimize the possibility of a breach of the maximum permitted consolidated Total Leverage Ratio, the maximum permitted Secured Leverage Ratio and the minimum consolidated Interest Coverage Ratio covenants. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

Senior Subordinated Notes
7.75% Senior Subordinated Notes due December 2012
In November 2010, we tendered for purchase all of our outstanding 7.75% senior subordinated notes due 2012. Approximately $92.1 million principal amount of the 7.75% senior subordinated notes due 2012 were tendered for purchase pursuant to our tender offer. We paid $95.3 million in connection with the tender offer, including accrued interest of $2.9 million, and recognized a loss on such tender of $0.8 million, based on the difference between the consideration fee, redemption price and the net carrying value of the notes in addition to unamortized debt financing costs written off in conjunction with the purchase of the notes. Additionally, in December 2010, we called the remaining 7.75% senior subordinated notes due 2012 at par, which had a principal balance of $66.8 million. We recognized a loss of $0.4 million upon calling such notes, which consisted of our write-off of the remaining unamortized debt financing costs associated with the notes.

6.75% Senior Subordinated Notes due April 2014
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all of the notes, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2010. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.125% Senior Subordinated Notes due February 2016.
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2010. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Senior Notes
9.125% Senior Notes due December 2018
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, commencing on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2010. In addition, upon the occurrence of a change of control (as defined in the indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.
In connection with the private placement of the notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We currently intend to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Repurchases and Retirements of Notes
In addition to the tender for purchase and call for redemption of all of our outstanding 7.75% senior subordinated notes due 2012 discussed above, during the years ended December 31, 2010 and 2009, we purchased and retired $33.0 million and $105.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $89.5 million, respectively, resulting in a gain of $3.6 million and $15.2 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the respective period. The transactions were funded by availability under our bank credit facility.

Borgata Bank Credit Facility
On August 6, 2010, Marina District Finance Company, Inc. (the “MDFC”) announced that it had closed a $950 million debt financing, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of MDDC, which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.
In connection with closing of the Borgata bank credit facility and the notes, the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011, was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. As a result of the termination, during the year ended December 31, 2010, Borgata wrote-off approximately $2.0 million of unamortized debt financing costs associated with the former credit facility.
The Borgata bank credit facility provides for a $150.0 million payment priority secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to payment of the notes.
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
At December 31, 2010, the outstanding balance under the Borgata bank credit facility was $60.9 million, leaving availability of

$89.1 million. The blended interest rate on the outstanding borrowings at December 31, 2010 was 4.5%.
The Borgata bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $150 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) establishing a minimum liquidity (as defined in the Borgata bank credit facility) of $30 million as of the end of each calendar quarter; (iii) imposing limitations on MDFC's ability to incur additional debt; and (iv) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at December 31, 2010, were $170.7 million and $89.2 million, respectively.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2010.
At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the 2015 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest to the applicable redemption date.

9.875% Senior Secured Notes Due 2018
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2010.
At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of each of the notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the 2018 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2010, the effective interest rate on the 9.50% notes due 2015 notes was 10.2% and on the 9.875% notes due 2018 was 10.3%.
In connection with the private placement of the notes, MDFC entered into a registration rights agreement with the initial purchasers in which it agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. MDFC must use reasonable best efforts to have the registration statement declared effective within 310 days after the issuance of the notes and consummate the exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event MDFC does not meet the registration statement filing requirements. MDFC currently intends to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, MDFC does not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Cash Flows Summary

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$285,070	$241,963	$220,491
Cash flows from investing activities:
Capital expenditures	(87,477)	(157,557)	(667,400)
Net cash effect upon change in controlling interest of Borgata	26,025	—	—
Net cash effect upon consolidation of variable interest entity	41	—	—
Investments in and advances to unconsolidated subsidiaries, net	(1,131)	(73)	(5,991)
Increase in restricted investments	(1,489)	—	—
Net additional cash paid for Dania Jai-Alai	—	(9,375)	—
Other investing activities	290	1,877	115
Net cash used in investing activities	(63,741)	(165,128)	(673,276)
Cash flows from financing activities:
Payments on retirements of long-term debt	$(187,693)	$(89,482)	$(116,497)
Net payments under bank credit facility	(491,900)	35,785	528,215
Net payments under Borgata bank credit facility	(571,389)	—	—
Proceeds from issuance of senior notes	500,000	—	—
Proceeds from issuance of Borgata senior secured notes	773,176	—	—
Debt financing costs, net	(37,872)	(932)	(12)
Payments under note payable	(46,875)	(18,750)	—
Proceeds from variable interest entity's issuance of debt	18,091	—	—
Payments on loans to variable interest entity's members	(1,194)	—	—
Repurchase and retirement of common stock	—	(7,950)	—
Dividends paid on common stock	—	—	(26,330)
Noncontrolling interest distributions by Borgata	(123,422)	—	—
Other financing activities	170	(456)	(140)
Net cash used in financing activities	(168,908)	(81,785)	385,236
Increase (decrease) in cash and cash equivalents	$52,421	$(4,950)	$(67,549)

Cash Flows from Operating Activities
For the year ended December 31, 2010, we generated operating cash flow of $285.1 million, compared to $242.0 million for the year ended December 31, 2009, an increase of $43.1 million. Operating cash flows increased in conjunction with the increase in net income and a decrease in interest paid. Generally, operating cash flows increased overall, due to the combined effects of the consolidation of Borgata's activity, as offset by a reduction in our operating and non-operating income from the equity method of accounting in prior years.

For 2009, we generated operating cash flow of $242.0 million, compared to $220.5 million in 2008. The primary reason for the increase in operating cash flows was due to an increase in distributions from Borgata during the year ended December 31, 2009 as compared to 2008, as well as a reduction in asset write-downs. These items were offset by a reduction in operating results from our Reportable Segments and an increase in interest paid.

Excluding the $135.4 million one-time distribution we received from Borgata in connection with their debt refinancing, as discussed above, our distributions from Borgata were $20.8 million, $60.1 million and $19.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata's bank credit facility and senior secured notes contain certain covenants. Borgata's bank credit facility allows for certain limited distributions to be made to its partners. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Cash Flows from Investing Activities
Cash paid for capital expenditures on major projects for the year ended December 31, 2010 were $87.5 million and included the following:

•	Echelon development project, which included spending of approximately $25.9 million;

•
Maintenance capital expenditures of approximately $52.1 million, including Borgata's completion of a $4.0 million renovation to its slot floor and a $4.4 million renovation and refurbishment of all of the Fiore suites.

Cash paid for capital expenditures on major projects in both of the years ended December 31, 2009 and 2008 included the following:

•	Echelon development project;

•	New hotel project at Blue Chip; and

•	Maintenance capital expenditures.
Spending on these and other expansion projects totaled approximately $122 million in 2009 and approximately $597 million in 2008. In addition, we paid approximately $35 million for maintenance capital expenditures in 2009 and approximately $71 million for maintenance capital expenditures in 2008.
As a result of our consolidation of Borgata during the year ended December 31, 2010, we included its cash balance of $26.0 million as an investing cash flow.

Cash Flows from Financing Activities
Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from operations and debt financing.
Excluding the tender offer and redemption discussed below, during the year ended December 31, 2010, we purchased and retired $33.0 million principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million, resulting in a gain of $3.9 million, net of associated deferred financing fees. Such gain was offset by the loss we recorded in connection with our tender offer and redemption of our former 7.75% senior subordinated notes. In November 2010, we tendered for purchase all of our outstanding 7.75% senior subordinated notes due 2012. Approximately $92.1 million principal amount of the 7.75% senior subordinated notes due 2012 were tendered for purchase pursuant to our tender offer. We paid $95.3 million in connection with the tender offer, including accrued interest of $2.9 million, and recognized a loss on such tender of $0.8 million, based on the difference between the consideration fee, redemption price and the net carrying value of the notes in addition to unamortized debt financing costs written off in conjunction with the purchase of the notes. Additionally, in December 2010, we called the remaining 7.75% senior subordinated notes due 2012 at par, which had a principal balance of $66.8 million. We recognized a loss of $0.4 million upon calling such notes, which consisted of our write-off of the remaining unamortized debt financing costs associated with the notes.

During the year ended December 31, 2009, we purchased and retired $105.3 million principal amount of our senior subordinated notes. The total purchase price of the notes was $89.5 million, resulting in a gain of $15.3 million, net of associated deferred financing fees. During the year ended December 31, 2008, we purchased and retired $146.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was $116.5 million, resulting in a gain of $28.6 million, net of associated deferred financing fees. All such transactions were funded by availability under our bank credit facility.
As discussed above, on December 3, 2010, we entered into an Amendment and Restatement Agreement among certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the

First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the Credit Facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the Restatement Effective Date. Each of the Extending Lenders permanently reduced their commitments under the Credit Facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the Credit Facility) through additional revolving credit or term loans under the Amended Credit Facility. In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.
Also, as discussed above, on November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, commencing on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries.

As discussed above, MDFC closed a $950 million debt financing during the year ended December 31, 2010, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. In connection with closing of the Borgata bank credit facility and the notes, the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011, was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. MDFC received net proceeds of $773.2 million in connection with its issuance of the senior secured notes.

In February 2010, we entered into an agreement that amended our operating agreement with MGM to, among other things, facilitate the transfer of the MGM Interest to the Divestiture Trust established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement. Pursuant to the terms of the operating agreement, in connection with the refinancing of the Borgata credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $30.8 million was a priority distribution equal to the excess prior capital contributions made by us; and a one-time distribution to the Divestiture Trust in the amount of $104.6 million, which is included in noncontrolling interest distributions by Borgata above.

During the year ended December 31, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.

During the year ended December 31, 2010, Borgata made distributions of $281.5 million, of which we received $156.1 million, excluding a return of capital of $30.8 million related to our previous excess capital contribution.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the years ended December 31, 2010 or 2009.

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

During the year ended December 31, 2010, we did not repurchase any shares of our common stock. During the year ended December 31, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Echelon
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the severity and the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, and as previously disclosed, we do not expect to resume construction for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.
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
The change in circumstances implied that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the year ended December 31, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $928 million at December 31, 2009. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.
As part of our delay of the project, we expect to incur approximately $2.0 million of capitalized costs, principally related to the offsite fabrication of a skylight and curtain wall as well as offsite improvements. In addition, we expect recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $17.0 million per annum that will be charged to preopening or other expense as incurred during the project's suspension period.
The following information summarizes the contingencies with respect to our various material commitments, which are in addition to capitalized costs and annual recurring project costs, related to Echelon:
Energy Sales Agreement (“ESA”) - In April 2007, we entered into an ESA with a third party, LVE. LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum

(the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, LVE has suspended construction of the central energy center and the obligation to pay the Fixed Capacity Charge has not commenced.
On April 6, 2009, LVE notified us that, in its view, Echelon will be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.
On March 7, 2011, Echelon and LVE entered into both the Purchase Option Agreement and the Periodic Fee Agreement. LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have has posted a letter of credit in the amount of $6.0 million to secure Echelon's obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.
Line Extension and Service Agreement (“LEA”) - In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE (see Energy Sales Agreement (“ESA”) above). We have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not physically accept permanent electric service by January 1, 2012 through the substation to be built by NV Energy pursuant to the LEA. On August 29, 2008, NV Energy issued a letter declaring a force majeure event that extends the time for performance of obligations under the LEA, including its obligation to construct the substation from which Echelon is to accept delivery of permanent electric service. Our contingent liability to pay liquidated damages to NV Energy will be recorded and charged to expense on our consolidated statement of operations when, or if, it becomes probable that we will not be able to accept, in accordance with the terms of the LEA, permanent electric service from a substation when built by NV Energy.
Construction Agreements - We have exercised our rights under our standard form construction contracts to terminate our agreements with our contractors. All major construction agreements have been terminated and closed-out with final payments made to the contractors in exchange for final releases, with the exception of certain custom skylight, curtain wall, and elevator orders, which we are in the process of closing out based upon final material deliveries and negotiations. Storage of our steel continues under long-term offsite lease agreements.
Clark County Fees - In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires payments of $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement. Clark County is in the process of reviewing our request for a further deferral of the remaining fixed annual payments for up to five years. While they consider our request, no payments are due. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be $8 million. The bridges will not be required to be built until after construction on Echelon recommences.
Construction Insurance - Effective July 2007, we obtained construction insurance coverage from various insurance carriers for workers' compensation and employer's liability, general liability, excess liability, builder's risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. Employer's liability and excess liability premiums have been fully paid through December 2011 and builder's risk premiums have been fully paid through September 2011. The workers' compensation and general liability policy was terminated on December 15, 2010, concluding in a refund of premium of $4 million and a decrease in outstanding letters of credit to $2 million.

LEED Tax Credits - We are pursuing Echelon's certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard (or equivalent) for the project as part of the State of Nevada's tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard (or equivalent) certification, we will not record a liability for the abated local portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification (or equivalent) after its completion, we will accrue and pay the deferral amount of sales and use tax ($9.2 million at December 31, 2010), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.
Other Agreements - Certain other agreements, such as office leases and warehouse leases, will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under the lease agreements, on an aggregate basis, will be $2.3 million in 2011, decreasing to approximately $0.8 million annually thereafter.
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a Motion to Dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined and a Motion to Dismiss for Lack of Subject Matter Jurisdiction filed by the U.S. Attorney. The motions have been fully briefed and submitted to the Court and will be heard by the U.S. District Court on March 16, 2011. If the case is dismissed for lack of subject matter jurisdiction, it will be remanded to the state court. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.1 million to $19.4 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit, and we appealed both the denial of the refund claim as well as the assessment in a hearing before the Nevada Administrative Law Judge in September 2010. All post-hearing briefs were filed by January 31, 2011. In December 2010, a split decision was issued by the same judge in a factually similar hearing with another taxpayer; and such decision was appealed to the Nevada State Tax Commission (the "Commission") by both the taxpayer and the Department. As a result of the Commission appeal, the judge has postponed a decision in our case, pending the outcome of the Commission's decision, the timing of which is uncertain as of December 31, 2010. Due to uncertainty surrounding the judge's decision in our case, as well as the ultimate resolution of the Commission appeal, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.

Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2010. We believe the assessment for the period from January 1, 2006 through December 31, 2010 could result in a property tax assessment ranging between $13.7 million and $28.6 million. We have accrued, net of the payments discussed above, approximately $21.0 million of property tax liability as of December 31, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 through 2010 assessment notices, which have not been received as of December 31, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

Borgata
Borgata Tax Credits
Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit. The total net credit related to Borgata's original investment was approximately $75 million over a five-year period that ended in 2007. Incremental net credits related to Borgata's public space expansion and hotel expansion are also available. Borgata was not eligible to receive a credit in 2010 or 2009 due to a reduction in employment levels; however, Borgata recorded $5.0 million of net New Jobs Tax Credits in arriving at its state income tax provision for the year ended December 31, 2008.
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
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
Borgata's CRDA obligations for the years ended December 31, 2010 and 2009 were $8.1 million and $8.7 million, respectively, of which valuation provisions of $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $15.0 million based on its actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $5.1 million and $4.8 million during the years ended December 31, 2010 and 2009, respectively.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2010:

	Year Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
CONTRACTUAL COMMITMENTS:
Long Term Debt
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,425,000	$25,000	$352,364	$25,000	$25,000	$997,636	$—
6.75% senior subordinated notes due 2014	215,668	—	—	—	215,668	—	—
7.125% senior subordinated notes due 2016	240,750	—	—	—	—	—	240,750
9.125% senior notes due 2018	500,000	—	—	—	—	—	500,000
Other	11,761	690	730	10,341	—	—	—
	2,393,179	25,690	353,094	35,341	240,668	997,636	740,750

Borgata Debt:
Bank credit facility	60,900	—	—	—	60,900	—	—
9.50% senior secured notes due 2015	400,000	—	—	—	—	400,000	—
9.875% senior secured notes due 2018	400,000	—	—	—	—	—	400,000
	860,900	—	—	—	60,900	400,000	400,000
Less current maturities	25,690	25,690	—	—	—	—	—
Long-term debt, net	3,228,389	—	353,094	35,341	301,568	1,397,636	1,140,750

Interest on Fixed Rate Debt
Boyd Gaming	480,522	77,989	77,948	77,434	67,024	47,054	133,073
Borgata	514,308	85,808	77,500	77,500	77,500	77,500	118,500

Operating Leases
Boyd Gaming	473,898	15,455	11,912	11,746	10,767	9,844	414,174
Borgata	344,219	6,558	6,435	5,861	5,708	5,708	313,949

PURCHASE OLBIGATIONS:
Entertainment Contracts
Boyd Gaming	1,644	1,644	—	—	—	—	—
Borgata	—	—	—	—	—	—	—

Construction Projects
Boyd Gaming	8,046	2,661	537	537	537	3,237	537
Borgata	—	—	—	—	—	—	—

Other
Boyd Gaming	68,128	33,360	27,814	4,798	1,163	993	—
Borgata	239,623	15,673	14,350	13,100	13,100	13,100	170,300

OTHER LONG-TERM CONTRACTS:
Boyd Gaming	587,369	23,888	23,819	23,781	23,508	23,384	468,989
Borgata	—	—	—	—	—	—	—

TOTAL CONTRACTUAL OBLIGATIONS	$5,971,836	$288,726	$593,409	$250,098	$500,875	$1,578,456	$2,760,272

Other Opportunities
We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, which may include the following:

•	the outcome of gaming license selection processes;

•	the approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;

•	identification of additional suitable investment opportunities in current gaming jurisdictions; and

•	availability of acceptable financing.

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our Amended Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the following agreements to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and Borgata.

Energy Sales Agreement ("ESA")
In April 2007, we entered into an ESA with a third party, LVE. LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, LVE has suspended construction of the central energy center and the obligation to pay the Fixed Capacity Charge has not commenced.
On April 6, 2009, LVE notified us that, in its view, Echelon will be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.
On March 7, 2011, Echelon and LVE entered into both the Purchase Option Agreement and the Periodic Fee Agreement. LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. Boyd Gaming has posted a letter of credit in the amount of $6.0 million to secure Echelon's obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
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

At December 31, 2010, we had outstanding letters of credit totaling $17.0 million.

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps, interest rate collars and interest rate caps.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; preservation of assets held for development; application of acquisition method accounting to our controlling interest in Borgata; valuation of indefinite-lived intangible assets and goodwill; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

Judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

We believe the following critical accounting policies require a higher degree of judgment and complexity, the sensitivity of which could result in a material impact on our consolidated financial statements.

Recoverability of Long-Lived Assets
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as, the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment, and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

Developing an opinion of land value is typically accomplished using a sales comparison approach by analyzing recent sales transactions of similar sites. Potential comparables are researched and the pertinent facts are confirmed with parties involved in the transaction. This process fosters a general understanding of the potential comparable sales and facilitates the selection of the most relevant comparables by the appraiser. Valuation is typically accomplished using a unit of comparison such as price per square foot of land or potential building area. Adjustments are applied to the unit of comparison from an analysis of comparable sales, and the adjusted unit of comparison is then used to derive a value for the property.

The cost approach is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation date. To arrive at an estimate of the fair value using the cost approach, the replacement cost new is determined and reduced for depreciation of the asset. Replacement cost new is defined as the current cost of producing or constructing a similar new item having the nearest equivalent utility as the property being valued.

The income approach focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected before-tax cash flows attributable to the asset over its life and converting these before-tax cash flows to present value through capitalization or discounting. The process uses a rate of return that accounts for both the time value of money and risk factors. There are two common methods for converting net income into value, those methods are the direct capitalization and discounted cash flow methods ("DCF"). Direct capitalization is a method used to convert an estimate of a single year's income expectancy into an indication of value in one direct step by dividing the income estimate by an appropriate capitalization rate. Under the DCF method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a specific internal rate of return or a yield rate, because net operating income of the subject property is not fully stabilized.

Our long-lived assets were carried at $3.47 billion at December 31, 2010, or 60.9% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

i.    a significant decrease in the market price of a long-lived asset;

ii.    a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

iii.    a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

iv.    an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

v.    a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and/or

vi.    a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We did not identify any events or circumstances which required us to evaluate impairment of any of these assets during the year ended December 31, 2010.

Preservation of Assets Held for Development
We evaluate the carrying value of assets held for development whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

At December 31, 2010, the capitalized costs related to the Echelon project of $923.0 million included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

The suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets, which occurred during the year ended December 31, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon.

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

Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in the determination that there was no impairment of the assets held for development, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets held for development by approximately $7.9 billion. We did not identify any further events or circumstances which required us to evaluate impairment of any of these assets during the year ended December 31, 2010. As we further explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability.

Application of Acquisition Method Accounting
Upon effectively obtaining control of Borgata, we were required to apply acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of the acquisition method accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.

We provided a preliminary estimated fair value of the aforementioned assets and liabilities related to the effective change in control of Borgata at March 31, 2010. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control. We have provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures will necessitate a revision of the valuation of the provisional assets and liabilities; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods. These measurement adjustments, which impact all prior quarterly periods during 2010, will be retrospectively revised as these periods are presented in our future Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as we report on subsequent interim condensed consolidated and annual consolidated financial statements. The revisions to the provisional values of assets will consist of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities include the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.
We will determine the fair value of identifiable intangible assets such as customer relationships, a trademark and any other significant tangible assets or liabilities, such as long-lived property. The enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets. We will undertake impairment tests of the indefinite lived intangible assets in accordance with our existing policy. Additionally, given the anticipated sale of the MGM interest, we will maintain a heightened awareness of any potential triggering events which would indicate a possible impairment of the intangible or long-lived assets.

The financial position of Borgata is consolidated in our consolidated balance sheet as of December 31, 2010. In total, the fair value of the assets consolidated as a result of this change in control represent 25.6% of our consolidated total assets at December 31, 2010.

Valuation of Indefinite-Lived Intangible Assets
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, performed in the second quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. The value of gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. These projections are modeled for a five year period.

The carrying value of our gaming license rights was $371.4 million, or 6.5% of our consolidated total assets as of December 31, 2010 and the fair value of our reporting units exceeded their carrying value by $179.4 million, or by a multiple of 2.02.

Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for fifteen years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to recent tax legislation) to arrive at the recommended fair values for the trademarks and trade names.

The carrying value of our trademarks was $50.7 million, or 0.9% of our consolidated total assets as of December 31, 2010 and the fair value of our reporting units exceeded their carrying value by $4.6 million, or 11%.

These indefinite lived intangible assets are not subject to amortization, but are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances. Our impairment test, performed in the second quarter of 2010, did not result in any impairment of these intangible assets. We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2010. If an event described above occurs, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

Valuation of Goodwill
The authoritative guidance related to goodwill impairment requires goodwill to be tested for impairment at the reporting unit level at least annually using a two-step impairment test. Step One of the test is a screen used to identify whether or not goodwill impairment may exist. In Step One, an entity compares the fair value of a reporting unit with its carrying amount. If a reporting unit's carrying amount exceeds its fair value, goodwill impairment may exist. Step Two of the test must then be performed to measure the amount of impairment, if any. In Step Two, an entity compares the implied fair value of goodwill with its carrying amount. An impairment loss is measured by the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill should be determined in the same manner that goodwill is measured in a business combination; that is, an entity must allocate the fair value of a reporting unit to the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.

We solicit third party valuation expertise to assist in the performance of the Step One valuations of the goodwill of our reporting units. We perform the test in the second quarter of our fiscal calendar year, using a weighting of two different approaches was employed to determine fair value: (i) the income approach and (ii) the market approach.

The income approach is based on a discounted cash flow method, which focuses on the expected cash flow of the subject company. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the subject company. The cash flow available for distribution and the terminal value (the value of the subject company at the end of the estimation period) are then discounted to present value to derive an indication of value of the business enterprise.

In the valuation of an asset, the income approach focuses on the income-producing capability of the subject asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through “discounting.” The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset.

The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or “guideline”, publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of an asset, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data are collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the subject asset.

The two methodologies were weighted 80.0% toward the income approach and 20.0% toward the market approach, to arrive at an overall fair value. At December 31, 2010, the fair value of our reporting units exceeded their carrying value by $610.1 million, or by a multiple of 1.5, with no individual reporting unit having less than a 0.5 coverage. The carrying value of our goodwill was $213.6 million, or 3.7% of our consolidated total assets as of December 31, 2010. At such date, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2010.

Although we satisfied Step One by a fair margin for each reporting unit tested, certain underlying assumptions and variables could greatly impact the results of future tests.

On a macro-economic level, we believe that over the next few years, several trends are expected to continue to adversely affect the gaming industry. The most significant trends include (i) delayed development of new construction; (ii) increased bankruptcy filings; and (iii) decreased consolidation. The impact of the weakening economy, credit crunch, and general outlook of the casino resort industry is illustrated through the recent trend of abandoned casino projects. Bankruptcy has served as a deterrent to deals because of the large decline in cash flow as well as significant increases in leverage. Debt to EBITDA ratios for public companies has nearly doubled overall in the past few years, indicating that such a drastic increase shows the inability to service debt. Analysts generally expect a sudden decrease in merger and acquisition activity after reports show that buyers are demanding a higher capitalization rate and lenders are significantly raising the equity portion required for deals. Deals are not only taking longer to fulfill, but as credit markets remain frozen, the slowdown is expected to continue into 2011. Although we cannot control or influence the impact of these factors from a fair valuation perspective, they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially would result in the failure of the Step One test, and a resulting impairment of our goodwill in an amount up to its book value of $213.6 million.

Determination of Self- Insured Reserves
The Company is fully self-insured for general liability costs and self-insured for workers' compensation costs up to a stop loss limit of $0.5 million. Self-insurance reserves include accruals of estimated settlements for known claims, (“Case Reserves”) as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case reserves represent estimated liability for unpaid loss, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims, such as legal fees. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

We have relied upon an industry-based method to establish our self-insurance reserves, which projects the ultimate losses estimated by multiplying the exposures by a selected ultimate loss rate. The selected ultimate loss rates were determined based on a review of ultimate loss rates for prior years, adjusted for loss and exposure trend, and benefit level changes. We believe this method best provides an appropriate result, given the maturing experience and relative stabilization of our claims history. In previous years, and in certain instances, loss rates were based on industry Loss Development Factors (“LDFs”). Industry LDFs are from various national sources for workers compensation and general liability claims, and we utilize the most recent information available, although there is some lag time between compilation and publishing of such reports, during which unfavorable trends or data could emerge, which would not be reflected in our reserves.

For workers' compensation, using payroll by state as weights, we calculate a weighted average industry LDF; for general liability claims, we use gross revenues as weights, and apply to a weighted average Industry LDF to yield an initial expectation of the ultimate loss amount. The paid LDFs are used to determine the percentage of the expected ultimate loss that is expected to be unpaid as of the reserving date. This future unpaid percentage is multiplied by the expected ultimate losses to derive the expected future paid losses. As a loss year matures, the expected future paid losses are replaced by actual paid losses.

The LDFs applied to compute our workers' compensation reserves have increased by approximately 6.3% over the past four years. Using the year ending December 31, 2010 as a static period, average annual increases in these LDF based on the last four years, would result in an increase of $4.2 million in our workers' compensation reserves, and an increase of $5.7 million in our guest claims reserves.

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2010, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled $0.4 million.

In estimating our reserves for unpaid losses, it is also necessary to project future loss payments. Actual future losses will not develop exactly as projected and may, in fact, vary significantly from the projections. Further, the projections make no provision for future emergence of new classes of losses or types of losses not sufficiently represented in our historical database or that are not yet quantifiable. Additionally, our results are estimates based on long term averages. Actual loss experience in any given year may differ from what is suggested by these averages. The sensitivity of key variables and assumptions in the analysis was considered. Key variables and assumptions include (but are not limited to) loss development factors, trend factors and the expected loss rates/ratios used. It is possible that reasonable alternative selections would produce materially different reserve estimates.

Management believes the estimates of future liability are reasonable based upon this methodology; however, changes in key variables and assumptions used above, or generally in health care costs, accident frequency and severity could materially affect the estimate for these reserves.

Provisions for Deferred Tax Assets, Certain Tax Liabilities and Uncertain Tax Positions
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the usability of operating loss and tax credit carryforwards before expiration, and tax planning alternatives.

The Company's income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

We have established contingency reserves for material, known tax exposures. Our tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review. While we believe our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a taxing authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

Our tax reserves for our uncertain tax positions as of December 31, 2010 were $38.3 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements
FASB Accounting Standards Codification TM
On July 1, 2009, the Financial Accounting Standards Board Accounting Standards CodificationTM (the “ASC”) became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The implementation of the Codification did not initially have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, Emerging Issues Task Force Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).
A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Convergence Project
The Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) have each committed to develop high quality, compatible accounting standards that could be used for both domestic and cross-border financial reporting through a convergence of the presently separate standards. The FASB believes that the ultimate goal of convergence is a single set of high-quality, international accounting standards that companies worldwide would use for both domestic and cross-

border financial reporting, which would require the convergence of GAAP and International Financial Reporting Standards ("IFRS").

The FASB's mission is to improve U.S. financial accounting standards for the benefit of present and potential investors, lenders, donors, and other creditors. The FASB believes that pursuing convergence of accounting standards is consistent with that mission. That is because investors, companies, auditors, and other participants in the U.S. financial reporting system should benefit from the increased comparability that would result from internationally converged accounting standards.
The FASB and IASB are working towards a work plan to address the significant differences in existence today; however, converged standards may be issued in 2011. While the ultimate timing of adoption of IFRS in the United States has not been committed, we will continue to evaluate the potential impact of the convergence standard on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under ours and Borgata's bank credit facilities.
Borrowings under our Amended Credit Facility are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The “base rate” under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the extended revolving facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate).
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
We also attempt to manage the impact of interest rate risk on Boyd's long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes.
During the year ended December 31, 2010, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific debt obligations.
We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements outstanding at December 31, 2010; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the swaps. If we had terminated our swaps as of December 31, 2010, we would have been required to pay $12.0 million based on the settlement values of such derivative instruments.
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
The scheduled maturities of our long-term debt and interest rate swap agreements outstanding for the years ending December 31 are as follows.

	Expected Maturity Date
	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In thousands, except percentages)
Long-term debt (including current portion):
Fixed-rate	$690	$730	$10,341	$215,668	$400,000	$1,140,750	$1,768,179	$1,683,599
Average interest rate	5.7%	5.7%	5.7%	6.8%	9.5%	9.0%	8.8%
Variable-rate	$25,000	$352,364	$25,000	$85,900	$997,636	$—	$1,485,900	$1,407,525
Average interest rate	3.8%	2.0%	3.8%	4.3%	3.6%	—%	3.3%
Derivative Instruments:
Pay fixed	$12,039	$—	$—	$—	$—	$—	$12,039	$11,871
Average receivable rate	0.3%	—	—	—	—	—	0.3%
Average payable rate	5.1%	—	—	—	—	—	5.1%
As of December 31, 2010, our long-term variable-rate borrowings represented approximately 30% of our total long-term debt, including the effects of our interest rate swaps. Based on December 31, 2010 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $14.3 million.
The following table provides other information about our long-term debt at December 31, 2010.

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,425,000	$1,425,000	$1,346,625	Level 2
6.75% Senior Subordinated Notes due 2014	215,668	215,668	212,163	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	217,879	Level 1
9.125% Senior Subordinated Notes due 2018	500,000	490,206	487,755	Level 1
Borgata bank credit facility	60,900	60,900	60,900	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Other	11,761	11,761	11,173	Level 3
Total long-term debt	$3,254,079	$3,218,755	$3,091,124
The estimated fair value of our Amended Credit Facility is based on a relative value analysis performed on or about December 31, 2010. The estimated fair value of Borgata's bank credit facility at December 31, 2010 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2010. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

ITEM 8.	Financial Statements and Supplementary Data.
The information required by this Item is contained in Part IV, Item 15 of this Annual Report on Form 10-K under Financial Statements. In addition, the audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% joint venture in Atlantic City, as of December 31, 2010 and for the three years in the period then ended are presented in Exhibit 99.2 and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2010.

ITEM 9A.	Controls and Procedures.
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2010, based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We consolidated a variable interest entity, LVE Energy Partners, LLC (“LVE”) on January 1, 2010, because we determined we were the primary beneficiary under the Energy Sales Agreement between us and LVE by which LVE will provide electricity, emergency electricity generation, and chilled and hot water to our Echelon development project. We have elected to exclude LVE from the scope of our report on internal control over financial reporting as of December 31, 2010. The financial position of LVE represented approximately 4% of our total assets and 1% of our net assets at December 31, 2010, and its results of operations reduced our operating income by 3%, but had no effect on our net revenues or net income attributable to Boyd Gaming for the year ended December 31, 2010.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of LVE Energy Partners, LLC (“LVE”) business, which was consolidated on January 1, 2010. The financial position of LVE represents approximately 4% of the Company's total assets and 1% of the Company's net assets at December 31, 2010, and its results of operations reduced the Company's operating income by 3%, but had no effect on the Company's net revenues or net income attributable to Boyd Gaming for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting for LVE. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 15, 2011

ITEM 9B.	Other Information.
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Annual Report on Form 10-K.
Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.	Executive Compensation.
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of December 31, 2010 and for the three years in the period then ended are presented in Exhibit 99.2 and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 15, 2011

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$145,623	$93,202
Restricted cash	19,494	16,168
Accounts receivable, net	47,942	18,584
Inventories	16,029	11,392
Prepaid expenses and other current assets	37,390	24,818
Income taxes receivable	5,249	20,807
Deferred income taxes	8,149	7,766
Total current assets	279,876	192,737
Property and equipment, net	3,471,933	2,233,563
Assets held for development	1,119,403	925,614
Investments in unconsolidated subsidiaries, net	5,185	394,220
Debt financing costs, net	38,451	12,403
Restricted investments	48,168	—
Other assets, net	65,240	26,086
Intangible assets, net	460,714	461,758
Goodwill, net	213,576	213,576
Total assets	$5,702,546	$4,459,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,690	$652
Non-recourse obligations of variable interest entity	243,059	—
Accounts payable	49,546	39,127
Construction payables	7,637	34,128
Note payable	—	46,875
Income taxes payable	6,504	—
Accrued liabilities	279,779	174,577
Total current liabilities	612,215	295,359
Long-term debt, net of current maturities	3,193,065	2,576,911
Deferred income taxes	360,342	335,159
Other long-term tax liabilities	44,813	32,703
Other liabilities	85,859	63,456

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,244,978 and 86,130,454 shares outstanding	862	861
Additional paid-in capital	635,028	623,035
Retained earnings	560,909	550,599
Accumulated other comprehensive loss, net	(7,594)	(18,126)
Total Boyd Gaming Corporation stockholders’ equity	1,189,205	1,156,369
Noncontrolling interest	217,047	—
Total stockholders’ equity	1,406,252	1,156,369
Total liabilities and stockholders’ equity	$5,702,546	$4,459,957

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUES
Operating revenues:
Gaming	$1,812,487	$1,372,091	$1,477,476
Food and beverage	347,588	229,374	251,854
Room	211,046	122,305	140,651
Other	123,603	100,396	117,574
Gross revenues	2,494,724	1,824,166	1,987,555
Less promotional allowances	353,825	183,180	206,588
Net revenues	2,140,899	1,640,986	1,780,967
COST AND EXPENSES
Operating costs and expenses:
Gaming	859,818	664,739	690,847
Food and beverage	180,840	125,830	144,092
Room	49,323	39,655	43,851
Other	99,458	77,840	89,222
Selling, general and administrative	369,217	284,937	299,662
Maintenance and utilities	146,143	92,296	95,963
Depreciation and amortization	199,275	164,427	168,997
Corporate expense	48,861	47,617	52,332
Preopening expenses	7,459	17,798	20,265
Write-downs and other items, net	4,713	41,780	385,521
Total operating costs and expenses	1,965,107	1,556,919	1,990,752
Operating income from Borgata	8,146	72,126	56,356
Operating income (loss)	183,938	156,193	(153,429)
Other expense (income):
Interest income	(5)	(6)	(1,070)
Interest expense, net of amounts capitalized	168,699	146,830	110,146
Fair value adjustment of derivative instruments	480	—	(425)
Gain on early retirements of debt	(2,758)	(15,284)	(28,553)
Gain on equity distribution	(2,535)	—	—
Other income	(10,000)	—	—
Other non-operating expenses	—	33	—
Other non-operating expenses from Borgata, net	3,133	19,303	16,009
Total other expense, net	157,014	150,876	96,107
Income (loss) before income taxes	26,924	5,317	(249,536)
Income taxes	(8,236)	(1,076)	26,531
Net income (loss)	18,688	4,241	(223,005)
Net income attributable to noncontrolling interest	(8,378)	—	—
Net income (loss) attributable to Boyd Gaming Corporation	$10,310	$4,241	$(223,005)
Basic net income (loss) per common share	$0.12	$0.05	$(2.54)
Weighted average basic shares outstanding	86,601	86,429	87,854
Diluted net income (loss) per common share	$0.12	$0.05	$(2.54)
Weighted average diluted shares outstanding	86,831	86,517	87,854
Dividends declared per share	$—	$—	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

		Boyd Gaming Corporation Stockholders’ Equity
		Common Stock
	Other Comprehensive Income (Loss)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interest	Total Stockholders’ Equity
Balances, January 1, 2008		87,747,080	$877	$599,751	$795,693	$(10,915)	$—	$1,385,406
Net loss	$(223,005)	—	—	—	(223,005)	—	—	(223,005)
Derivative instruments fair value adjustment, net of taxes of $5,118	(9,103)	—	—	—	—	(9,103)	—	(9,103)
Comprehensive loss	$(232,108)
Stock options exercised		55,700	1	471	—	—	—	472
Settlement of restricted stock units		11,281	—	—	—	—	—	—
Tax effect from share-based compensation arrangements		—	—	660	—	—	—	660
Share-based compensation costs		—	—	15,422	—	—	—	15,422
Dividends paid on common stock		—	—	—	(26,330)	—	—	(26,330)
Balances, December 31, 2008		87,814,061	878	616,304	546,358	(20,018)	—	1,143,522
Net income	$4,241	—	—	—	4,241	—	—	4,241
Derivative instruments fair value adjustment, net of taxes of $(979)	1,892	—	—	—	—	1,892	—	1,892
Comprehensive income	$6,133
Stock options exercised		29,797	—	160	—	—	—	160
Settlement of restricted stock units		11,281	—	—	—	—	—	—
Tax effect from share-based compensation arrangements		—	—	(1,384)	—	—	—	(1,384)
Share-based compensation costs		—	—	15,888	—	—	—	15,888
Common stock repurchased and retired		(1,724,685)	(17)	(7,933)	—	—	—	(7,950)
Balances, December 31, 2009		86,130,454	861	623,035	550,599	(18,126)	—	1,156,369
Net income	$10,310	—	—	—	10,310	—	—	10,310
Derivative instruments fair value adjustment, net of taxes of $5,824	11,793	—	—	—	—	10,532	1,261	11,793
Comprehensive income	22,103
Comprehensive income attributable to noncontrolling interest	(1,261)	—	—	—	—	—	(1,261)	(1,261)
Comprehensive income attributable to Boyd Gaming Corporation	$20,842
Stock options exercised		114,524	1	669	—	—	—	670
Share-based compensation costs		—	—	11,324	—	—	—	11,324
Noncontrolling interest in Borgata		—	—	—	—	—	217,047	217,047
Balances, December 31, 2010		86,244,978	$862	$635,028	$560,909	$(7,594)	$217,047	$1,406,252
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$18,688	$4,241	$(223,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,275	164,427	168,997
Amortization of debt financing costs	7,575	6,279	4,737
Amortization of discounts on senior secured notes	1,294	—	—
Share-based compensation expense	11,324	15,888	14,024
Deferred income taxes	6,284	15,574	(44,153)
Operating and non-operating income from Borgata	(5,013)	(52,823)	(40,347)
Distributions of earnings received from Borgata	1,910	60,136	19,579
Gain on equity distribution	(2,535)	—	—
Noncash asset write-downs	—	42,350	382,012
Gain on early retirements of debt	(2,758)	(15,284)	(28,553)
Other operating activities	4,858	(3,421)	609
Changes in operating assets and liabilities:
Restricted cash	(3,326)	8,141	(2,817)
Accounts receivable, net	(2,862)	2,791	2,227
Inventories	(519)	(67)	(56)
Prepaid expenses and other current assets	(3,134)	15,598	(1,613)
Income taxes receivable	15,658	(5,692)	2,871
Other long-term tax assets	(4,725)	(1,038)	—
Other assets, net	(3,038)	3,423	2,473
Accounts payable and accrued liabilities	35,947	(18,538)	(38,543)
Income taxes payable	805	—	—
Other long-term tax liabilities	1,867	(4,618)	792
Other liabilities	7,495	4,596	1,257
Net cash provided by operating activities	285,070	241,963	220,491

Cash Flows from Investing Activities
Capital expenditures	(87,477)	(157,557)	(667,400)
Net cash effect upon change in controlling interest of Borgata	26,025	—	—
Net cash effect upon consolidation of variable interest entity	41	—	—
Investments in and advances to unconsolidated subsidiaries, net	(1,131)	(73)	(5,991)
Increase in restricted investments	(1,489)	—	—
Net additional cash paid for Dania Jai-Alai	—	(9,375)	—
Other investing activities	290	1,877	115
Net cash used in investing activities	(63,741)	(165,128)	(673,276)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

Cash Flows from Financing Activities
Payments on retirements of long-term debt	(187,693)	(89,482)	(116,497)
Borrowings under bank credit facility	758,774	656,440	1,394,935
Payments under bank credit facility	(1,250,674)	(620,655)	(866,720)
Borrowings under Borgata bank credit facility	533,673	—	—
Payments under Borgata bank credit facility	(1,105,062)	—	—
Proceeds from issuance of senior notes	500,000	—	—
Proceeds from issuance of Borgata senior secured notes	773,176	—	—
Debt financing costs, net	(37,872)	(932)	(12)
Payments under note payable	(46,875)	(18,750)	—
Proceeds from variable interest entity's issuance of debt	18,091	—	—
Payments on loans to variable interest entity's members	(1,194)	—	—
Repurchase and retirement of common stock	—	(7,950)	—
Dividends paid on common stock	—	—	(26,330)
Noncontrolling interest distributions by Borgata	(123,422)	—	—
Other financing activities	170	(456)	(140)
Net cash provided by (used in) financing activities	(168,908)	(81,785)	385,236
Increase (decrease) in cash and cash equivalents	52,421	(4,950)	(67,549)
Cash and cash equivalents, beginning of period	93,202	98,152	165,701
Cash and cash equivalents, end of period	$145,623	$93,202	$98,152

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$129,070	$142,670	$110,618
Cash received for income taxes, net of income taxes paid	(9,661)	(1,768)	13,267

Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$8,798	$35,973	$122,310
Capitalized share-based compensation costs	—	—	1,398
Fair value adjustment on derivative instruments	17,742	4,952	(14,221)
Restricted cash received as deposit for Morgans joint venture	—	—	672
Disbursement of restricted cash for Morgans joint venture	—	—	29,506
Transfer of land to property and equipment, net from assets held for sale	—	—	23,188
Transfer of investment in unconsolidated subsidiary to property and equipment	—	4,427	—
Extinguishment of previous Borgata credit facility with advance from new Borgata credit facility	73,010	—	—

Assets and Liabilities Recorded (net of Cash Received) Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$29,099	$—	$—
Inventories	4,118	—	—
Prepaid expenses and other current assets	9,437	—	—
Deferred income taxes	1,290	—	—
Property and equipment, net	1,352,321	—	—
Investments in and advances to unconsolidated subsidiaries, net	5,135	—	—
Other assets, net	34,964	—	—
Provisional value of assets	$1,436,364	$—	$—
Current maturities of long-term debt	$632,289	$—	$—
Accounts payable	6,822	—	—
Income taxes payable	5,699	—	—
Accrued liabilities	71,949	—	—
Deferred income taxes	13,982	—	—
Other long-term tax liabilities	10,242	—	—
Other liabilities	16,418	—	—
Provisional value of liabilities	$757,401	$—	$—

Assets and Liabilities Recorded (net of Cash Received) Due to Consolidation of Variable Interest Entity
Accounts receivable	$164	$—	$—
Assets held for development	183,016	—	—
Debt financing costs, net	8,509	—	—
Restricted investments	46,679	—	—
Total assets	$238,368	$—	$—
Accounts payable	$290	$—	$—
Accrued liabilities	1,296	—	—
Obligatons of variable interest entity	226,162	—	—
Other liabilities	16,920	—	—
Noncontrolling interest	(6,259)	—	—
Total liabilities and stockholders' equity	$238,409	$—	$—

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

Acquisition of Dania Jai-Alai
Fair value of noncash assets acquired	$—	$28,352	$—
Additional cash paid	—	(9,375)	—
Termination of contingent liability	—	46,648	—
Note payable issued	—	(65,625)	—
	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” “we” or “us”) was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company's common stock is traded on the New York Stock Exchange under the symbol “BYD”.
We are a diversified operator of 15 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company that operates Borgata Hotel Casino and Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City.
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.
Additionally, we own 85 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. At such time, however, we did not anticipate the severity or the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction of Echelon for three to five years, as previously disclosed. We also do not believe that financing for a development project like Echelon is available. See Note 12, Commitments and Contingencies - Commitments - Echelon, for a discussion regarding the impact of the ongoing suspension of the Echelon project on our joint venture and other agreements.

Basis of Presentation
Effective Control of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM's divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 4, Investments in Other Unconsolidated Subsidiaries, Net. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date of effective control.
The financial position of Borgata is consolidated in our consolidated balance sheet as of December 31, 2010; its results of operations for the period from March 24 through December 31, 2010 are included in our consolidated statements of operations and cash flows for the year ended December 31, 2010. Prior period amounts were not restated or recasted as a result of this change; however, detailed proforma financial information is presented in Note 4, Investments in Other Unconsolidated Subsidiaries, Net for the years ended December 31, 2009 and 2008. We also recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.
Consolidation of Variable Interest Entity
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We have entered into an Energy Sales Agreement with LVE to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development. In April 2007, we entered into an Energy Sales Agreement (“ESA”) with LVE to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

LVE began construction of the facility in 2007 and expected to provide full energy services to Echelon in 2010, when we originally expected to open. However, LVE suspended construction in January 2009, after our announcement of the delay of Echelon. On April 6, 2009, LVE notified us that, in its view, Echelon would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

On March 7, 2011, Echelon and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee Agreement (the "Periodic Fee Agreement"). LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon has agreed to pay LVE, beginning March 4, 2011, a monthly periodic fee (the “Periodic Fee”) and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval.

Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.

New consolidation guidance regarding the variable interest model became effective on January 1, 2010. Under this new qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. The authoritative literature on consolidations provides guidance related to variable interest entities and requires:

•
a qualitative approach for identifying the primary beneficiary of a variable interest entity based on (i) the power to direct activities that most significantly impact the economic performance of the entity, and (ii) the obligation to absorb losses or right to receive benefits that could be significant to the entity;

•
ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and separate disclosure by the primary beneficiary on the face of the balance sheet to identify (i) assets that can only be used to settle obligations of the variable interest entity, and (ii) liabilities for which creditors do not have recourse to the primary beneficiary.

For the following quantitative and qualitative reasons, we presently believe that the substantially all of LVE's activities are presently performed for our benefit, as pursuant to the terms of the ESA, we are obligated to purchase substantially all of its thermal output, at a fixed and variable pricing arrangement that protects LVE from commodity risk. This agreement is long-term in duration, terming for 25 years from the commencement of the commercial operations of Echelon. Additionally, during the period of suspension, we are obligated to pay fees to LVE to subsidize the holding costs of the facility. We have a fixed price put option to purchase the assets of LVE, but have no future obligation to absorb any operating losses or otherwise provide financial support, except as contractually provided as described above. We do not hold any equity interest in LVE and have not guaranteed any of its outstanding debt obligations, nor would such debt have recourse to any of our lenders, note holders or general creditors.

Upon adoption, this guidance required us to consolidate LVE for financial statement purposes, as we determined that we are presently the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

The effect of the consolidation of LVE on our financial position and operating results are reconciled by respective line items to amounts as reported in our consolidated balance sheet and statement of operations as of and for the year ended December 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Position
as of December 31, 2010
	HISTORICAL		CONSOLIDATED
	Boyd Gaming		Boyd Gaming
	Corporation	LVE, LLC	Corporation
	(In thousands)
ASSETS
Assets held for development	$923,038	$196,365	$1,119,403
Debt financing costs	34,804	3,647	38,451
Restricted investments	—	48,168	48,168
Other assets	$64,425	$815	$65,240

LIABILITIES
Accounts payable	$49,153	$393	$49,546
Accrued liabilities	278,739	1,040	279,779
Non-recourse obligations of variable interest entity	—	243,059	243,059
Other liabilities	65,955	19,904	85,859

STOCKHOLDERS' EQUITY
Noncontrolling interest	$230,765	$(13,718)	$217,047

Results of Operations
(for the year ended December 31, 2010)
	HISTORICAL		CONSOLIDATED
	Boyd Gaming		Boyd Gaming
	Corporation	LVE, LLC	Corporation
	(In thousands)
COSTS AND EXPENSES
Maintenance and utilities	$140,722	$5,421	$146,143
Preopening expenses	8,405	(946)	7,459

Operating income (loss)	$188,413	$(4,475)	$183,938

Other expense
Interest expense	$164,454	$4,245	$168,699

Income (loss) before income taxes	$35,644	$(8,720)	$26,924
Income taxes	(8,236)	—	(8,236)
Net income (loss)	27,408	(8,720)	18,688
Net income (loss) attributable to noncontrolling interest	(17,098)	8,720	(8,378)
Net income attributable to Boyd Gaming Corporation	$10,310	$—	$10,310

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries.

As discussed above, the financial position of Borgata is consolidated in our consolidated balance sheet as of December 31, 2010; its results of operations and cash flows for the period from March 24 through December 31, 2010 are included in our consolidated

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of operations and cash flows for the year ended December 31, 2010. At December 31, 2010, approximately $1.45 billion of our consolidated total assets relate to Borgata.

Additionally, the financial position and results of operations of LVE are included in our consolidated financial statements as of and for the year ended December 31, 2010. At December 31, 2010, approximately $249.7 million of our consolidated total assets relate to LVE, however, certain of these assets, approximating $196.4 million are pledged as security on LVE's outstanding construction loan advances, and an additional $48.2 million of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.
All material intercompany accounts and transactions have been eliminated in consolidation.
Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. See Note 4, Investments in Other Unconsolidated Subsidiaries, Net.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase, and are on deposit with high credit quality financial institutions. The carrying values of these instruments approximate their fair values due to their short-term maturities.
Restricted Cash
Restricted cash consists primarily of advance payments related to: (i) future bookings with our Hawaiian travel agency; and (ii) amounts on deposit for horse racing purposes at Delta Downs. Certain of these restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less.
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

The activity comprising our allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Beginning balance, January 1	$4,169	$5,376	$4,842
Additions due to consolidation of Borgata on March 24, 2010	24,212	—	—
Additions	2,766	1,030	2,154
Deductions	(4,633)	(2,237)	(1,620)
Ending balance	$26,514	$4,169	$5,376

Of the $28.0 million addition to our allowance for doubtful accounts during the year ended December 31, 2010, approximately $23.3 million resulted from our consolidation of Borgata during 2010. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2010.
Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset's useful life or term of the lease.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives of our major components of property and equipment are:

Building and improvements	10 through 40 years
Riverboats and barges	10 through 40 years
Furniture and equipment	3 through 10 years
Gains or losses on disposals of assets are recognized as incurred, using the specific identification method. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All resulting recognized impairment charges are recorded as operating expenses. See Note 17, Write-Downs and Other Items, Net for a discussion of impairment charges related to our long-lived assets.
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
There were no activities or expenditures which qualified for interest capitalization during the year ended December 31, 2010. Interest capitalized during the years ended December 31, 2009 and 2008 was $0.4 million and $37.7 million, respectively.
Investments in Unconsolidated Subsidiaries, Net
Investments in unconsolidated subsidiaries are accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' earnings and losses, as well as capital contributions to and distributions from these entities.
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
As discussed above, due to our controlling interest in Borgata, the financial position of Borgata is included in our consolidated balance sheet as of December 31, 2010; its results of operations and cash flows for the period from March 24 through December 31, 2010 are included in our consolidated statements of operations and cash flows for the year ended December 31, 2010. For the period from January 1, 2010 through March 23, 2010, and during the years ended December 31, 2009 and 2008, the results of Borgata's operations were recognized under the equity method.
Debt Financing Costs
Debt financing costs, which include legal, and other direct costs related to the issuance of our outstanding debt, are deferred and amortized to interest expense over the contractual term of the underlying long-term debt using the effective interest method. In

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt financing costs.

Restricted Investments
In accordance with the terms of the tax-exempt loan agreements, which are the obligations of LVE, unused proceeds are required to be held in escrow pending approval of construction expenditures. These investments are held in an interest-bearing account.
CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to 50 years and bear interest at below market rates. Our net deposits with the CRDA, held by Borgata, eligible to be used to fund qualified investments were $35.8 million as of December 31, 2010, and are included in other assets, net on our consolidated balance sheet.
Intangible Assets
Intangible assets include customer relationships, favorable lease rates, gaming license rights and trademarks.
Amortizing Intangible Assets: Customer relationships represent the value of repeat business associated with our customer loyalty programs. These intangible assets were typically amortized on an accelerated method over their approximate useful life. Favorable lease rates represent the amount by which acquired lease rental rates are favorable to market terms. These favorable lease values are amortized over the remaining lease term, primarily on leasehold land interests, ranging in remaining duration from 41 to 52 years.
Indefinite Lived Intangible Assets: Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, performed in the second quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized. Goodwill is not subject to amortization, but it is subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.
Goodwill for relevant reporting units is tested for impairment using a weighted discounted cash flow analysis and an earnings multiple valuation technique based on the estimated future results of our reporting units discounted using our weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit's goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value then it must be written down to its implied fair value.
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
Long-Term Debt, Net

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is reported at amortized cost. The discount on the senior secured notes and the transaction costs paid to the initial purchasers upon issuance of the senior and senior secured notes are recorded as an adjustment to the face amount of our outstanding debt. This resulting difference between the net proceeds upon issuance of the senior and senior secured notes and the face amount of the senior secured notes is accreted to interest expense using the effective interest method.
Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the usability of operating loss and tax credit carryforwards before expiration, and tax planning alternatives.
Other Long Term Tax Liabilities
The Company's income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” is consistent with how that term is used in accounting for income taxes (i.e., likelihood of occurrence is greater than 50%).
Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Self-Insurance Reserves
We are self-insured for general liability costs and self-insured up to certain stop loss amounts for employee health coverage and workers' compensation costs. Borgata is currently self-insured up to $75 million, $1 million, $0.25 million and $0.25 million with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.
Derivative Instruments
The Company applies hedge accounting to certain derivative instruments, which is conditional upon satisfying specific documentation and performance criteria. In particular, the underlying hedged item must expose the Company to risks associated with market fluctuations and the instrument used as the hedging derivative must generate offsetting effects in prescribed magnitudes. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements would be recognized as gains or losses in the period of change.
Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income (“OCI”) and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged (i.e., when the interest expense on the variable-rate liability is recorded in earnings). Any hedge ineffectiveness (which represents the amount by which hedge results exceed the variability in the cash flows of the forecasted transaction due to the risk being

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedged) is recorded in current period earnings.
During the years ended December 31, 2010 and 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings.
Derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. Certain interest rate swap contract liabilities are included in other liabilities on the consolidated balance sheets at December 31, 2010 and 2009.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying consolidated statements of stockholders' equity. The cumulative balance of other comprehensive income consists solely of fair value adjustments related to hedged derivative instruments.
Noncontrolling Interest
Noncontrolling interest is the portion of the ownership in Borgata not directly attributable to Boyd, and is reported as a separate component of our stockholders' equity in our consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At December 31, 2010, there is a noncontrolling interest of $230.8 million associated with the portion of ownership in Borgata that is not attributable to the stockholders of Boyd Gaming Corporation. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and began consolidating their financial statements at that date; accordingly, no such noncontrolling interest existed during the years ended December 31, 2009 or 2008.
Revenue Recognition
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
Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowances
The amounts included in promotional allowances for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Rooms	$109,268	$50,885	$46,723
Food and beverage	159,229	112,368	121,340
Other	85,328	19,927	38,525
Total promotional allowances	$353,825	$183,180	$206,588
The estimated costs of providing such promotional allowances for the years ended December 31, 2010, 2009 and 2008 are as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Rooms	$53,928	$29,766	$25,271
Food and beverage	159,617	114,711	123,444
Other	16,884	6,031	8,418
Total	$230,429	$150,508	$157,133
Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense on the consolidated statements of operations. These taxes totaled approximately $256.5 million, $215.6 million and $227.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs from continuing operations are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $31.8 million, $21.2 million and $23.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Corporate Expense
Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations. Corporate expense totaled $48.9 million, $47.6 million and $52.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Preopening Expenses
Certain costs of start-up activities are expensed as incurred. During the years ended December 31, 2010, 2009 and 2008, we expensed $7.5 million, $17.8 million and $20.3 million in preopening costs, respectively, including $7.4 million, $16.1 million and $16.3 million, respectively, related to our Echelon development project. The remaining expense incurred in 2009 and 2008 relates to our new hotel at Blue Chip and efforts to develop gaming activities in other jurisdictions.
Share-Based Compensation
Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model, which requires the following assumptions: expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable market conditions.
The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards during the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Expected stock price volatility	72.9%	69.6%	49.5%
Annual dividend rate	—%	—%	—%
Risk-free interest rate	0.94%	2.1%	2.2%
Expected option life (in years)	4.3	4.3	4.3
Estimated fair value per share	$4.67	$4.18	$2.79
Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, consisted of the following amounts:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Earnings per share:
Basic weighted average shares outstanding	86,601	86,429	87,854
Potential dilutive effect	230	88	—
Diluted weighed average shares outstanding	86,831	86,517	87,854
Anti-dilutive options totaling 8.1 million and 8.6 million have been excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and December 31, 2009. Due to the net loss for the year ended December 31, 2008, the effect all potential common shares was anti-dilutive, and therefore were not included in the computation of diluted earnings per share.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist of cash equivalents, accounts receivable, CRDA deposits and interest rate swap contracts.
Our policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. We have bank deposits which may at times exceed federally-insured limits.
Concentration of credit risk, with respect to gaming receivables, is limited through our credit evaluation process. We issue markers to approved gaming customers only following credit checks and investigations of creditworthiness. Credit valuations of counterparties to our swap contracts are performed to reflect the impact of the credit ratings of both such counterparties, based primarily upon the market value of the credit default rates of the respective parties.
Certain Risks and Uncertainties
Our operations are dependent on our continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which we operate, could have a material adverse effect on future results of operations.
We are dependent on each gaming property's local market for a significant number of our patrons and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, our results of operations could be adversely affected.
We are dependent on the economy of the United States, in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, recoverability of assets held for development, measurement of the fair value of our controlling interest and the noncontrolling interest in Borgata, fair values of acquired assets and liabilities, estimated cash flows in assessing the recoverability of long-lived assets and assumptions relative to the valuation of goodwill and intangible assets, estimated valuation allowances for deferred tax assets, slot bonus point programs, certain tax liabilities and uncertain tax positions, self-insured liability reserves, share-based payment valuation assumptions, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, fair values of derivative instruments, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the current

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation. These reclassifications had no effect on our retained earnings or net income as previously reported. The reclassifications specifically impacted the consolidated balance sheet at December 31, 2009 and related to: (i) the reclassification of $1.1 billion of certain of our assets in order to exclude them from property and equipment, net and to present them separately in assets held for development (see Note 3, Assets Held for Development); (ii) the reclassification of $38.5 million of certain of our assets in order to exclude them from other assets, net and to present them in debt financing costs, net; and ( iii) the reclassification of $38.6 million of certain of our assets in order to exclude them from other assets, net and to present them in intangible assets, net. The reclassifications also specifically impacted the consolidated statements of cash flows at December 31, 2009 and December 31, 2008 and related to the reclassification of the change in certain assets of $0.9 million and $0.01 million, respectively, in order to exclude them from other assets within cash flows from operating activities and to include them in debt financing costs, net within cash flows from financing activities.
Recently Issued Accounting Pronouncements
FASB Accounting Standards Codification
On July 1, 2009, the Financial Accounting Standards Board Accounting Standards CodificationTM (the “ASC”) became effective, as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board ("FASB") to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not initially have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, Emerging Issues Task Force Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).
A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Convergence Project
The FASB and the International Accounting Standards Board (“IASB”) have each committed to develop high quality, compatible accounting standards that could be used for both domestic and cross-border financial reporting through a convergence of the presently separate standards. The FASB believes that the ultimate goal of convergence is a single set of high-quality, international accounting standards that companies worldwide would use for both domestic and cross-border financial reporting, which would require the convergence of GAAP and International Financial Reporting Standards ("IFRS").

The FASB's mission is to improve U.S. financial accounting standards for the benefit of present and potential investors, lenders, donors, and other creditors. The FASB believes that pursuing convergence of accounting standards is consistent with that mission. That is because investors, companies, auditors, and other participants in the U.S. financial reporting system should benefit from the increased comparability that would result from internationally converged accounting standards.

The FASB and IASB are working towards a work plan to address the significant differences in existence today; however, converged standards may be issued in 2011. While the ultimate timing of adoption of IFRS in the United States has not been committed, we will continue to evaluate the potential impact of the convergence standard on our consolidated financial statements.

NOTE 2. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2010	2009
	(In thousands)
Land	$560,368	$473,067
Buildings and improvements	3,409,416	1,980,086
Riverboats and barges	1,137,068	863,854
Furniture and equipment	167,420	167,427
Other	25,423	10,025
Total property and equipment	5,299,695	3,494,459
Less accumulated depreciation	1,827,762	1,260,896
Property and equipment, net	$3,471,933	$2,233,563
Depreciation expense for the year ended December 31, 2010, 2009 and 2008 was $199.0 million, $164.0 million and $168.7 million, respectively. The amounts recorded during the year ended December 31, 2010 include the effect of certain measurement period adjustments.
Other assets presented in the table above primarily relates to property and equipment-related costs capitalized in conjunction with major improvements and that have not yet been placed into service, and such costs are not currently being depreciated.
We test certain of these property and equipment assets for recoverability if a recent operating or cash flow loss, combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses, is associated with the use of a long-lived asset.
Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

NOTE 3. ASSETS HELD FOR DEVELOPMENT
Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

	December 31,
	2010	2009
	(In thousands)
Echelon Project Infrastructure
Land	$213,649	$213,649
Construction and developments costs	500,132	501,527
Project management and other costs	115,712	117,033
Professional and design fees	93,545	93,405
Central Energy Facility
Construction and development costs	196,365	—
Total assets held for development	$1,119,403	$925,614
Echelon Project Infrastructure
At December 31, 2010, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. We expect to additionally incur approximately $2 million of capitalized costs annually, principally related to the offsite fabrication of a skylight and curtain wall as well as offsite improvements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $17 million that will be charged to preopening or other expense as incurred during the project's suspension period. As referenced in Note 12, Commitments and Contingencies, these capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to the ESA entered into between Echelon and LVE.
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
Central Energy Facility
The capitalized construction costs of the central energy facility include labor, materials, construction overhead and capitalized interest, all of which has been directly incurred by LVE. Depreciation is generally recorded on a straight line basis over useful lives of property ranging from 5 to 50 years, but has not commenced on the components of the facility, as it has not been placed in service. The costs of repairs, maintenance, including planned major maintenance activities and minor replacements of property are charged to maintenance expense as incurred.
These assets are tested for recoverability whenever events or changes in circumstances indicate that such amounts may be recoverable. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There was no identified impairment of these assets during the year ended December 31, 2010.

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 8, Non-recourse Obligations of Variable Interest Entity below.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES, NET
Investments in unconsolidated subsidiaries, net consist of the following:

	Percentage	December 31,
	Ownership	2010	2009
		(In thousands)
Borgata Hotel Casino & Spa	50%	$—	$394,220
Atlantic City Express Services, LLC	33%	5,185	—
Investments in unconsolidated subsidiaries, net		$5,185	$394,220
Borgata Hotel Casino & Spa
Overview
We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.
By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal request to the NJCCC that the NJCCC reopen the gaming license held by Borgata, which had been renewed in June 2005 for a five-year term. The Letter indicated that the NJDGE's reopening request was for the exclusive purpose of examining the qualifications of MGM, in light of the issues raised by the “Special Report” of the NJDGE to the NJCCC on its investigation of MGM's joint venture in Macau, Special Administrative Region, People's Republic of China. The Letter noted that the NJDGE had found that neither we nor the Holding Company had any involvement with MGM's development activities in Macau and also expressed the NJDGE's confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM's qualifications without negatively affecting the casino license, the operation of Borgata or us.
The NJCCC informed us that, pursuant to Section 88(a) of the New Jersey Casino Control Act (the “Casino Control Act”), the MDDC gaming license was reopened on July 27, 2009, the date of the Letter. This was a procedural step required by the Casino Control Act that does not represent a finding as to the issues raised by the NJDGE.
In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's Interest to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the NJDGE. Pursuant to the terms of the amended operating agreement, in connection with the refinancing of the Borgata bank credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $30.8 million was a priority distribution equal to the excess prior capital contributions made by us. As discussed below, we recorded a $2.5 million gain in connection with the receipt of this distribution, which is reported in gain on controlling interest in Borgata on the consolidated statements of operations during the year ended December 31, 2010. Concurrently with this distribution, the Divestiture Trust paid $10 million to us, which is recorded in other income on the consolidated statements of operations during the year ended December 31, 2010. Upon the sale of the MGM Interest, we will receive an additional payment from the Divestiture Trust in an amount (if any) equal to the excess of 3% of the proceeds from the sale over $10 million.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective Change in Control
In connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations.
Acquisition Method Accounting
The application of the acquisition method accounting guidance had the following effects on our consolidated financial statements initially during the three months ended March 31, 2010: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.
We provided a preliminary estimated fair value of the aforementioned assets and liabilities related to the effective change in control of Borgata at March 31, 2010. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control. We have provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures will necessitate a revision of the valuation of the provisional assets and liabilities; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods.
Measurement Period Adjustments
The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities include the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests. More specifically, pending finalization of our valuation procedures, which we intend to complete in March 2011, we have preliminarily estimated the measurement adjustments to the fair values of the provisional assets and liabilities as follows: amortizing intangible assets of approximately $20 million, indefinite lived intangible assets of approximately $54 million and basis adjustments to property and equipment of approximately $36 million, all of which would be offset by the deferred tax consequences of such adjustments. Based on economic conditions in Atlantic City and the economic performance of Borgata, we are undertaking further consideration with respect to the assumptions used in our valuation procedures. Accordingly, these estimates will be further reviewed and refined, pending recordation in our consolidated financial statements.
We will retrospectively adjust the provisional values to reflect the fair valuation. When subsequently presented, the financial statements for the quarters ended March 31, June 30 and September 30, 2010 and for the year ended December 31, 2010 will be adjusted to include the impact of these measurement period adjustments. When we filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 with the SEC on May 7, 2010, August 5, 2010 and October 27, 2010, respectively, (the “Provisional Form 10-Qs”) and this Annual Report on Form 10-K for the year ended December 31, 2010 (the "Provisional Form 10-K"), the initial acquisition method accounting for the effective change in control of Borgata was incomplete.

We will make adjustments to the provisional fair value amounts recognized at the date of effective change in control to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” may materially impact the value of certain tangible and intangible assets. We will apply the measurement period adjustments retrospectively to these consolidated financial statements. The unaudited condensed consolidated financial statements, audited consolidated financial statements, and management's discussion and analysis of financial condition and results of operations, as initially filed in the Provisional Form 10-Qs and the Provisional Form 10-K, will be retrospectively revised to reflect the measurement period adjustments as retrospectively recorded on the date of the effective change in control, as if these measurement period adjustments had been recorded initially therein.

Results of Borgata
(for the period from January 1, 2010 through March 23, 2010)
reflected on the equity method
The results of Borgata, as included in the accompanying consolidated statements of operations before the date we effectively obtained control, January 1, 2010 through March 23, 2010, are comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31,
2010
(In thousands)
Operating income from Borgata, as reported on our consolidated financial statements	$8,146

Other non-operating expenses from Borgata, as reported on our consolidated financial statements	$3,133

Results of Borgata
(for the period from March 24, 2010 through December 31, 2010)
reflected on a fully consolidated basis
The results of Borgata, as included in the accompanying consolidated statements of operations from the date we effectively obtained control, March 24, 2010 through December 31, 2010, are comprised of the following:

Statement of Operations (In thousands)

Revenues
Gaming	$506,073
Food and beverage	116,534
Room	91,045
Other	33,752
Gross revenues	747,404
Less promotional allowances	167,264
Net revenues	580,140

Costs and expenses
Gaming	203,962
Food and beverage	55,989
Room	11,806
Other	27,209
Selling, general and administrative	94,983
Maintenance and utilities	49,913
Depreciation and amortization	52,886
Other items and write-downs, net	(8)
Total costs and expenses	496,740

Operating income	83,400

Other expense
Interest expense	45,139
Total other expense, net	45,139

Income before provision for state income taxes	38,261
Provision for state income taxes	(4,067)
Net income	$34,194

Results of Borgata
(for the years ended December 31, 2009 and 2008)
reflected on the equity method

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our share of Borgata's results for the years ended December 31, 2009 and 2008 were recorded on the equity method of accounting, and included in our accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)
Our share of Borgata's operating income	$73,424	$57,654
Net amortization expense related to our investment in Borgata	(1,298)	(1,298)
Operating income from Borgata, as reported on our consolidated financial statements	$72,126	$56,356

Other non-operating expenses from Borgata, as reported on our consolidated financial statements	$19,303	$16,009
Our historical net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM related to the funding of Borgata's original project costs, we made an excess capital contribution to Borgata of $30.8 million. We were ratably amortizing $15.4 million (50% of the excess contribution, which corresponds to our ownership percentage of Borgata) over 40 years. As discussed in the Overview section above, of the $135.4 million distribution we received from the Holding Company on August 6, 2010, $30.8 million was a priority distribution equal to the excess capital contribution. As a result, during the year ended December 31, 2010, we recorded a $2.5 million gain in connection with the receipt of this distribution, which gain was equal to the basis difference on our equity contribution during the period in which such was outstanding. Such gain is reported in gain on equity distribution on the consolidated statement of operations for the year ended December 31, 2010.
During Borgata's initial development, construction and preopening phases, we capitalized the interest, in the total amount of $37.4 million, on our investment and were ratably amortizing our capitalized interest over 40 years.
We recorded $1.1 million of amortization related to the excess contribution and capitalized interest during the year ended December 31, 2010 and recorded $1.3 million of such amortization during each of the years ended December 31, 2009 and 2008.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred as of the beginning of the earliest period presented, or on January 1, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the full year ended December 31, 2010, or for either of the years ended December 31, 2009 and 2008, would have been had the consolidation of Borgata been completed as of the earlier date, nor are they indicative of any future results.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Consolidated Statement of Operations
(for the year ended December 31, 2010)

	Year Ended December 31, 2010
	Boyd Gaming Corp	Borgata		Boyd Gaming Corp
	As Reported	Stub Period	Adjustments	Pro Forma
	(Unaudited and in thousands)
Revenues
Gaming	$1,812,487	$137,831	$—	$1,950,318
Food and beverage	347,588	31,218	—	378,806
Room	211,046	24,154	—	235,200
Other	123,603	9,179	—	132,782
Gross revenues	2,494,724	202,382	—	2,697,106
Less promotional allowances	353,825	44,093	—	397,918
Net revenues	2,140,899	158,289	—	2,299,188
Costs and expenses
Gaming	859,818	59,861	—	919,679
Food and beverage	180,840	13,500	—	194,340
Room	49,323	2,185	—	51,508
Other	99,458	7,127	—	106,585
Selling, general and administrative	369,217	28,981	—	398,198
Maintenance and utilities	146,143	13,522	—	159,665
Depreciation and amortization	199,275	16,754	—	216,029
Corporate expense	48,861	—	—	48,861
Preopening expenses	7,459	—	—	7,459
Write-downs and other items, net	4,713	68	—	4,781
Total costs and expenses	1,965,107	141,998	—	2,107,105

Operating income from Borgata	8,146	—	(8,146)	—
Operating income	183,938	16,291	(8,146)	192,083
Other expense (income)
Interest income	(5)	—	—	(5)
Interest expense, net of amounts capitalized	168,699	5,060	—	173,759
Fair value adjustment of derivative instruments	480	—	—	480
Gain on early retirements of debt	(2,758)	—	—	(2,758)
Gain on controlling interest in Borgata	(2,535)	—	—	(2,535)
Other income	(10,000)	—	—	(10,000)
Other non-operating expenses	—	—	—	—
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—
Total other expense, net	157,014	5,060	(3,133)	158,941

Income before income taxes	26,924	11,231	(5,013)	33,142
Income taxes	(8,236)	(1,206)	—	(9,442)
Net income	18,688	10,025	(5,013)	23,700
Noncontrolling interest	(8,378)	—	(5,012)	(13,390)
Net income attributable to Boyd Gaming Corporation	$10,310	$10,025	$(10,025)	$10,310

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Consolidated Statement of Operations
(for the year ended December 31, 2009)

	Year Ended December 31, 2009
	Boyd Gaming Corp			Boyd Gaming Corp
	As Reported	Borgata	Adjustments	Pro Forma
	(Unaudited and in thousands)
Revenues
Gaming	$1,372,091	$691,428	$—	$2,063,519
Food and beverage	229,374	143,410	—	372,784
Room	122,305	113,143	—	235,448
Other	100,396	42,620	—	143,016
Gross revenues	1,824,166	990,601	—	2,814,767
Less promotional allowances	183,180	213,193	—	396,373
Net revenues	1,640,986	777,408	—	2,418,394

Costs and expenses
Gaming	664,739	280,620	—	945,359
Food and beverage	125,830	64,217	—	190,047
Room	39,655	11,940	—	51,595
Other	77,840	34,908	—	112,748
Selling, general and administrative	284,937	128,164	—	413,101
Maintenance and utilities	92,296	59,900	—	152,196
Depreciation and amortization	164,427	78,719	1,298	244,444
Corporate expense	47,617	—	—	47,617
Preopening expenses	17,798	699	—	18,497
Write-downs and other items, net	41,780	(28,606)	—	13,174
Total costs and expenses	1,556,919	630,561	1,298	2,188,778

Operating income from Borgata	72,126	—	(72,126)	—
Operating income	156,193	146,847	(73,424)	229,616

Other expense (income)
Interest income	(6)	—	—	(6)
Interest expense, net of amounts capitalized	146,830	27,668	—	174,498
Gain on early retirements of debt	(15,284)	—	—	(15,284)
Other non-operating expenses	33	—	—	33
Other non-operating expenses from Borgata, net	19,303	—	(19,303)	—
Total other expense, net	150,876	27,668	(19,303)	159,241

Income before income taxes	5,317	119,179	(54,121)	70,375
Income taxes	(1,076)	(10,938)	—	(12,014)
Net income	4,241	108,241	(54,121)	58,361
Noncontrolling interest	—	—	(54,121)	(54,121)
Net income attributable to Boyd Gaming Corporation	$4,241	$108,241	$(108,241)	$4,241

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Consolidated Statement of Operations
(for the year ended December 31, 2008)

	Year Ended December 31, 2008
	Boyd Gaming Corp			Boyd Gaming Corp
	As Reported	Borgata	Adjustments	Pro Forma
	(Unaudited and in thousands)
Revenues
Gaming	$1,477,476	$734,306	$—	$2,211,782
Food and beverage	251,854	147,334	—	399,188
Room	140,651	110,616	—	251,267
Other	117,574	52,207	—	169,781
Gross revenues	1,987,555	1,044,463	—	3,032,018
Less promotional allowances	206,588	213,974	—	420,562
Net revenues	1,780,967	830,489	—	2,611,456

Costs and expenses
Gaming	690,847	311,387	—	1,002,234
Food and beverage	144,092	66,494	—	210,586
Room	43,851	13,863	—	57,714
Other	89,222	39,784	—	129,006
Selling, general and administrative	299,662	130,503	—	430,165
Maintenance and utilities	95,963	71,322	—	167,285
Depreciation and amortization	168,997	76,096	1,298	246,391
Corporate expense	52,332	5,570	—	57,902
Preopening expenses	20,265	—	—	20,265
Write-downs and other items, net	385,521	162	—	385,683
Total costs and expenses	1,990,752	715,181	1,298	2,707,231

Operating income from Borgata	56,356	—	(56,356)	—
Operating income (loss)	(153,429)	115,308	(57,654)	(95,775)

Other expense (income)
Interest income	(1,070)	—	—	(1,070)
Interest expense, net of amounts capitalized	110,146	29,049	—	139,195
Gain on early retirements of debt	(28,553)	—	—	(28,553)
Other non-operating expenses	(425)	—	—	(425)
Other non-operating expenses from Borgata, net	16,009	—	(16,009)	—
Total other expense, net	96,107	29,049	(16,009)	109,147

Income (loss) before income taxes	(249,536)	86,259	(41,645)	(204,922)
Income taxes	26,531	(2,970)	—	23,561
Net income (loss)	(223,005)	83,289	(41,645)	(181,361)
Noncontrolling interest	—	—	(41,645)	(41,645)
Net income (loss) attributable to Boyd Gaming Corporation	$(223,005)	$83,289	$(83,289)	$(223,005)
The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated presentation. There were no significant intercompany transactions affecting the statements of operations between the Boyd entities and Borgata which would require elimination during the years ended December 31, 2009 and 2008.
In addition to the pro forma adjustments reflecting the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation, there is a $1.3 million adjustment during each of the years December 31, 2009 and 2008, representing the amortization of our unilateral capital investment in Borgata. Historically, we reduced this amount from our operating income from Borgata.
Borgata Distributions
Borgata's bank credit facility allows for certain limited distributions to be made to its joint venture partners. Excluding the $135.4 million one-time distribution we received from Borgata in connection with their debt refinancing, as discussed above, our distributions from Borgata were $20.8 million, $60.1 million and $19.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.
Atlantic City Express Service, LLC
In 2006, Borgata entered into an agreement with two other Atlantic City casinos to form Atlantic City Express Service, LLC (“ACES”). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing member will rotate annually among the members. Borgata's investment in ACES was $5.2 million at December 31, 2010.
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
Due to the uncertainty regarding the final development plan of Echelon, during the year ended December 31, 2009, we reviewed our former investment in the Morgans joint venture for impairment. This impairment test was comprised of a fair value assessment, using cash flow analyses related to several viable alternative plans for the future development of Echelon, as discussed further in Note 12, Commitments and Contingencies - Commitments - Echelon. Because several differing strategic plans related to Echelon are being evaluated at this time, the test weighted several viable alternative plans with significant consideration given to the likelihood of constructing the plans designed pursuant to the joint venture. As a result of this analysis, we did not believe that certain contributions to the joint venture, primarily related to the architectural and design plans to which we have no future interest, title or right to use, will ultimately be realizable. Accordingly, we recorded an other-than-temporary non-cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs. The remaining $4.4 million of our investment in Morgans represents previously reimbursed allocations of shared development costs related to the Echelon master plan. These costs approximated their fair value at December 31, 2009. These costs reverted to our basis in Echelon, reported as construction in progress, as the plans to construct the hotels were terminated contemporaneous with the termination of the joint venture. As we further develop and explore the viability of alternatives to Echelon, we will continue to monitor these assets for recoverability, individually, and in conjunction with the overall Echelon development.
For further explanation regarding the suspension and future development of Echelon, see Note 12, Commitments and Contingencies - Commitments - Echelon. For additional information regarding the write-down of our investment, see Note 17, Write-Downs and Other Items, Net.
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

NOTE 5. INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Weighted Average Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Amortizing Intangibles:
Customer relationships	3.9 years	$400	$(400)	$—	$—
Favorable lease rates	43.8 years	45,370	(6,782)	—	38,588
		45,770	(7,182)	—	38,588

Indefinite-Lived Intangibles:
Trademarks	Indefinite	50,700	—	—	50,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		618,586	(33,960)	(162,500)	422,126
December 31, 2010		$664,356	$(41,142)	$(162,500)	$460,714

Amortizing Intangibles:
Customer relationships	5 years	$400	$(400)	$—	$—
Favorable lease rates	43.8 years	45,370	(5,738)	—	39,632
		45,770	(6,138)	—	39,632
Indefinite-Lived Intangibles:
Trademarks	Indefinite	50,700	—	—	50,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		618,586	(33,960)	(162,500)	422,126
December 31, 2009		$664,356	$(40,098)	$(162,500)	$461,758
Customer relationships represent the value of repeat business associated with our customer loyalty programs and are fully amortized as of December 31, 2010.
Favorable lease rates represent the rental rates for assumed land leases that are favorable to comparable market rates. The fair value is determined on a technique whereby the difference between the lease rate and the current market rate for the remaining contractual term is discounted to present value. The assumptions underlying this computation include the actual lease rates, the expected remaining lease term, including renewal options, based on the existing lease; current rates of rent for leases on comparable properties with similar terms obtained from market data and analysis; and an assumed discount rate. The estimates underlying the result covered a term of 41 to 52 years.
Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the Borgata name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for fifteen years.
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. The value of gaming licenses is determined suing a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. These projections are modeled for a five year period.
The following table sets forth the changes in these intangible assets during the years ended December 31, 2010, 2009 and 2008 (in thousands):

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Customer Relationships	Favorable Lease Rates	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance January 1, 2008	$117	$41,718	$50,700	$533,926	$626,461
Additions	—	—	—	—	—
Impairments	—	—	—	(162,500)	(162,500)
Amortization	(80)	(1,043)	—	—	(1,123)
Balance December 31, 2008	37	40,675	50,700	371,426	462,838
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Amortization	(37)	(1,043)	—	—	(1,080)
Balance December 31, 2009	—	39,632	50,700	371,426	461,758
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Amortization	—	(1,044)	—	—	(1,044)
Balance December 31, 2010	$—	$38,588	$50,700	$371,426	$460,714
Favorable lease rates are being amortized on a straight-line basis over a weighted-average useful life of 43.8 years. Future amortization is as follows (in thousands):

For the Year Ending December 31,
2011	$1,043
2012	1,043
2013	1,043
2014	1,043
2015	1,043
Thereafter	33,829
$39,044
Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life, however these assets are subject to an annual impairment test.
Impairment Testing
We perform an annual impairment test of our indefinite lived intangible assets in the second quarter of each year, and between annual test dates in certain circumstances. The annual impairment test resulted in no impairment charge as of the measurement date for the years ended December 31, 2010, 2009 or 2008. However, due to the prolonged economic downturn and adverse decline in our market capitalization as of December 31, 2008, we performed an interim impairment test as of such date, which resulted in an $162.5 million impairment of our indefinite-lived gaming license rights. The primary reason for this impairment charge related to the ongoing recession, which caused us to reduce our estimates for projected cash flows.

NOTE 6. GOODWILL
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized and consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
	(In thousands)
Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	50,671	—	(50,671)	—
December 31, 2010	$435,860	$(6,134)	$(216,150)	$213,576
Goodwill is valued using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guidelines company method. Specifically, the income approach focuses on the expected cash flow of the subject reporting unit, considering the available cash flow for a finite period of years. Available cash flow is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The underlying premise of the income approach is that the value of goodwill can be measured by the present value of the net economic benefit to be received over the life of the reporting unit. The market approach focuses on comparing the reporting unit to selected reasonable similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonable expected to be realized from the sale of the subject reporting unit.
The following table sets forth the change in our goodwill, net, during the years ended December 31, 2010, 2009 and 2008 (in thousands).

Goodwill, Net
Balance January 1, 2008	$404,206
Additions	—
Impairments	(187,798)
Other	(2,832)
Balance December 31, 2008	213,576
Additions	28,352
Impairments	(28,352)
Balance December 31, 2009	213,576
Additions	—
Impairments	—
Balance December 31, 2010	$213,576
Acquisition of Dania Jai-Alai
In March 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. We paid approximately $81 million to close this transaction, and agreed to pay, in March 2010, or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note was secured by a letter of credit under our bank credit facility, and we have made all scheduled payments on the promissory note, including the final payment in January 2010.
In conjunction with the amendment to the purchase agreement, we recorded the remaining $28.4 million of the $75 million contingent liability as additional goodwill during the year ended December 31, 2009. However, upon evaluation of this additional goodwill for recoverability, we recorded a non-cash impairment charge of $28.4 million (see Note 17, Write-downs and Other Charges, Net).
Impairment Testing
We perform an annual impairment test of our goodwill in the second quarter of each year, which resulted in no impairment charge as of the measurement date for the years ended December 31, 2010, 2009 and 2008. The impairment test for goodwill included the income and market approaches, as applicable. The income approach incorporated the use of the discounted cash flow method, whereas the market approach incorporated the use of the guideline company method.
In addition, we are required to test these assets for impairment between annual test dates in certain circumstances. Accordingly, due to the prolonged economic downturn and adverse decline in our market capitalization, as of December 31, 2008, we performed interim impairment tests that resulted in a $165.5 million and $22.3 million write-down of goodwill related to our 2004 acquisitions of Coast Casinos, Inc. (included in our Las Vegas Locals Reportable Segment) and Sam's Town Shreveport (included in our Midwest and South Reportable Segment), respectively. These impairment charges primarily related to the economic recession, which caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and caused an increase in discount rates in the credit and equity markets.

NOTE 7. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
	2010	2009
	(In thousands)
Payroll and related expenses	$73,054	$54,620
Interest	51,347	14,523
Gaming liabilities	72,026	50,009
Accrued expenses and other liabilities	83,352	55,425
Total accrued liabilities	$279,779	$174,577

NOTE 8. NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt, all of which is classified as current, of LVE, and is comprised of the following (in thousands):

December 31,
2010
Construction and term loan facility	$120,572
Tax-exempt variable rate bonds	100,000
Notes payable to members of variable interest entity	22,487
$243,059

Assets serving as collateral for these debt obligations had a carrying value of $244.5 million at December 31, 2010, respectively, and primarily consist of certain assets held for development and restricted investments. The consolidated statements of income and cash flows for the year ended December 31, 2010 includes $8.7 million of losses and $5.7 million of net operating cash outflows, respectively, related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount up to $143.5 million, of which $120.6 million was outstanding at December 31, 2010. Proceeds from the construction loan were used to finance the construction of the district energy system and central energy center. The loan is secured by the assets of LVE and does not contain financial covenants. Although the loan is presently in default, and classified as current, the original loan maturities were as follows: $4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

The construction loan bears interest at a variable rate based on the London InterBank Offered Rate ("LIBOR"). LVE entered into an interest rate swap with scheduled increased in the notional amount designed to fix the LIBOR portion of the interest rate on this debt until its maturity in November 2013, which was hedged against the outstanding debt. However, due to the construction delays, the outstanding amount of debt did not increase as fast as the contractual increases in notional amount of the swap, which rendered a portion of the swap ineffective. The effective rate of the outstanding construction loan, including the impact of the effective portion of the swap, was approximately 7.3% during the year ended December 31, 2010.

Tax-exempt Variable Rate Bonds
In December 2007, LVE issued $100.0 million of tax-exempt variable rate bonds through the State of Nevada Department of Business and Industry, which mature in October 2035. Unused proceeds from the tax-exempt, variable rate bonds are required to be escrowed pending approved construction expenditures. Such unused funds are reported as restricted investments in our consolidated balance sheet.

The tax-exempt variable rate bonds bear interest at rates that are determined by a remarketing agent on a weekly basis. LVE entered into an interest rate swap with a total notional amount of $100.0 million that effectively fixes the underlying interest rate index on these bonds until November 2013. Investors in these bonds receive liquidity and credit support provided by a letter of credit from a commercial bank. This letter of credit expires in November 2013, but can be accelerated by the bank in the event of a default under the construction and term loan facility. The effective interest rate on these bonds, including the impact of the swap and cost of the related letter of credit, was approximately 6.3% during the year ended December 31, 2010.

Events of Default
The district energy system and central energy center are being financed by LVE with debt that is non-recourse to us. The outstanding balance of LVE's bank debt is approximately $220.6 million as of December 31, 2010, consisting of borrowing under the construction and term loan facility of $120.6 million and outstanding tax-exempt bonds of $100.0 million.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required the joint venture partners to guarantee the payment of future interest costs by LVE through, at the latest, December 2010. In addition, the joint venture partners each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when Echelon suspended construction. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.

As a result of the ongoing construction delay, the district energy system and central energy center was not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE's debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes; however, as of December 31, 2010, LVE was in default under the financing agreements with the banks, and all its debt has been presented as currently due.

NOTE 9. LONG-TERM DEBT, NET OF CURRENT MATURITIES
Long-term debt, net of current maturities consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010				December 31, 2009
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,425,000	$—	$—	$1,425,000	$1,916,900
7.75% senior subordinated notes due 2012	—	—	—	—	158,832
6.75% senior subordinated notes due 2014	215,668	—	—	215,668	248,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750	240,750
9.125% senior notes due 2018	500,000	—	(9,794)	490,206	—
Other	11,761	—	—	11,761	12,413
	$2,393,179	$—	$(9,794)	$2,383,385	$2,577,563

Borgata Debt:
Bank credit facility	60,900	—	—	60,900	—
9.50% senior secured notes due 2015	400,000	(3,969)	(9,319)	386,712	—
9.875% senior secured notes due 2018	400,000	(2,648)	(9,594)	387,758	—
	$860,900	$(6,617)	$(18,913)	$835,370	$—
Less current maturities	25,690	—	—	25,690	652
Long-term debt, net	$3,228,389	$(6,617)	$(28,707)	$3,193,065	$2,576,911
Bank Credit Facility
On December 3, 2010, we entered into an Amendment and Restatement Agreement among certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the Restatement Effective Date.
Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the Credit Facility) through additional revolving credit or term loans under the Amended Credit Facility.
Pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving loans under the Amended Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin under the Amended Credit Facility is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility.
The “base rate” under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.
The letter of credit fees under the Amended Credit Facility remain the same as those under the Credit Facility; however, the margins

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable to Extending Lenders are based on the margins applicable to the Extended Revolving Facility.
Subject to certain conditions, amounts outstanding under the Amended Credit Facility may be prepaid without premium or penalty, and the unutilized portion of any of the commitments may be terminated without penalty.
The Company's obligations under the Amended Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Amended Credit Facility.
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility. The blended interest rates for outstanding borrowings under our bank credit facility at December 31, 2010 and 2009 were 3.3% and 1.9%, respectively. At December 31, 2010, approximately $1.4 billion was outstanding under our Amended Credit Facility, with $17.0 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $566.8 million.
The Amended Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Amended Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio (as defined in our Amended Credit Facility) is calculated as (a) twelve-month trailing Consolidated EBITDA (as defined in our Amended Credit Facility) to (b) consolidated interest expense (as also defined in our Amended Credit Facility).
The maximum permitted consolidated Total Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the Amended Credit Facility.

Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2010 through and including December 31, 2011	7.75 to 1.00
March 31, 2012 through and including September 30, 2012	7.50 to 1.00
December 31, 2012 and March 31, 2013	7.25 to 1.00
June 30, 2013	7.00 to 1.00
September 30, 2013 and December 31, 2013	6.75 to 1.00
March 31, 2014	6.50 to 1.00
June 30, 2014	6.25 to 1.00
September 30, 2014	6.00 to 1.00
December 31, 2014	5.75 to 1.00
March 31, 2015 and thereafter	5.50 to 1.00
The maximum permitted Secured Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). The following table provides our maximum Secured Leverage Ratio during the remaining term of the Amended Credit Facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maximum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2010 through and including March 31, 2012	4.50 to 1.00
June 30, 2012 and September 30, 2012	4.25 to 1.00
December 31, 2012 and March 31, 2013	4.00 to 1.00
June 30, 2013 and September 30, 2013	3.75 to 1.00
December 31, 2013 and March 31, 2014	3.50 to 1.00
June 30, 2014 and thereafter	3.25 to 1.00
We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at December 31, 2010, were 2.84 to 1.00, 7.07 to 1.00 and 4.21 to 1.00, respectively.
At December 31, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at December 31, 2010, assuming our current level of Secured Indebtedness remains constant, we estimate that a 6.4% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at December 31, 2010, assuming our current level of interest expense remains constant, we estimate that a 29.5% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2010, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.
However, in the event that we project our Consolidated EBITDA may decline by such levels or more, we could implement certain actions in an effort to minimize the possibility of a breach of the maximum permitted consolidated Total Leverage Ratio, the maximum permitted Secured Leverage Ratio and the minimum consolidated Interest Coverage Ratio covenants. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

Senior Subordinated Notes
7.75% Senior Subordinated Notes due December 2012.
In November 2010, we tendered for purchase all of our outstanding 7.75% senior subordinated notes due 2012. Approximately $92.1 million principal amount of the 7.75% senior subordinated notes due 2012 were tendered pursuant to our tender offer. We paid $95.3 million in connection with the tender offer, including accrued interest of $2.9 million, and recognized a loss on such tender of $0.8 million, based on the difference between the consideration fee, redemption price and the net carrying value of the notes in addition to unamortized debt financing costs written off in conjunction with the purchase of the notes. Additionally, in December 2010, we called the remaining 7.75% senior subordinated notes due 2012 at par, which had a principal balance of $66.8 million. We recognized a loss of $0.4 million upon calling such notes, which consisted of our write-off of the remaining unamortized debt financing costs associated with the notes.
6.75% Senior Subordinated Notes due April 2014.
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2010. Effective April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.
7.125% Senior Subordinated Notes due February 2016.
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2010. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Senior Notes
9.125% Senior Notes due December 2018.
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, commencing on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2010. In addition, upon the occurrence of a change of control (as defined in the indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.
In connection with the private placement of the notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We currently intend to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.
Repurchases and Retirements of Notes
In addition to the tender for purchase and call for redemption of all of our outstanding 7.75% senior subordinated notes due 2012 discussed above, during the years ended December 31, 2010 and 2009, we purchased and retired $33.0 million and $105.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $89.5 million, respectively, resulting in a gain of $3.6 million and $15.2 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the respective period. The transactions were funded by availability under our bank credit facility.
Borgata Bank Credit Facility

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 6, 2010, Marina District Finance Company, Inc. (the “MDFC”) announced that it had closed a $950 million debt financing, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of MDDC, which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.
In connection with the closing of the Borgata bank credit facility and the issuance of the notes, the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011, was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. As a result of the termination, during the year ended December 31, 2010, Borgata wrote-off approximately $2.0 million of unamortized debt financing costs associated with the former credit facility.
The Borgata bank credit facility provides for a $150.0 million payment priority secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of the Company, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata bank credit facility will have priority in payment to payment of the notes.
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
At December 31, 2010, the outstanding balance under the Borgata bank credit facility was $60.9 million, leaving contractual availability of $89.1 million. The blended interest rate on the outstanding borrowings at December 31, 2010 was 4.5%.
The Borgata bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $150 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) establishing a minimum liquidity (as defined in the Borgata bank credit facility) of $30 million as of the end of each calendar quarter; (iii) imposing limitations on MDFC's ability to incur additional debt; and (iv) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at December 31, 2010, were $170.7 million and $89.2 million, respectively.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2010.

At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the 2015 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest to the applicable redemption date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.875% Senior Secured Notes Due 2018.
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2010.

At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the 2018 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2010, the effective interest rate on the 9.50% notes due 2015 notes was 10.2% and on the 9.875% notes due 2018 was 10.3%.
In connection with the private placement of the notes, MDFC entered into a registration rights agreement with the initial purchasers in which it agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. MDFC must use reasonable best efforts to have the registration statement declared effective within 310 days after the issuance of the notes and consummate the exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event MDFC does not meet the registration statement filing requirements. MDFC currently intends to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, MDFC does not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.
Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows (in thousands):

	For the Year Ending December 31,
	Boyd Gaming Long -Term Debt	Borgata Long-Term Debt	Total Long-Term Debt
2011	$25,690	$—	$25,690
2012	353,094	—	353,094
2013	35,341	—	35,341
2014	240,668	60,900	301,568
2015	997,636	400,000	1,397,636
Thereafter	740,750	400,000	1,140,750
	$2,393,179	$860,900	$3,254,079

NOTE 10. INCOME TAXES
Deferred Tax Assets and Liabilities

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.
Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	December 31,
	2010	2009
	(In thousands)
Non-current deferred tax liability	$360,342	$335,159
Current deferred tax asset	8,149	7,766
Net deferred tax liability	$352,193	$327,393
The components comprising our deferred tax assets and liabilities are as follows.

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets
Share-based compensation	$23,584	$19,994
Reserve for employee benefits	12,342	11,912
State net operating loss carry-forwards, net of federal effect	9,685	8,996
Preopening expenses	2,587	4,308
Provision for doubtful accounts	4,818	1,977
Derivative instruments market adjustment	4,229	10,054
Tax credit carryforwards	1,430	1,980
Reserve differential for gaming activities	1,307	—
Other	7,714	3,970
Gross deferred tax assets	67,696	63,191
Valuation allowance	(11,987)	(12,053)
Deferred tax assets, net of valuation allowance	55,709	51,138

Deferred tax liabilities
Difference between book and tax basis of:
Property	$245,009	$245,230
Intangible assets	132,898	119,593
State tax liability, net of federal effect	16,223	2,465
Gain on early retirment of debt	6,731	5,350
Prepaid services and supplies	5,780	3,435
Reserve differential for gaming activities	—	569
Other	1,261	1,889
Gross deferred tax liabilities	407,902	378,531

Deferred tax liabilities, net	$352,193	$327,393
Valuation Allowance on Deferred Tax Assets
At December 31, 2010, we had unused federal general business tax credits of approximately $1.4 million which may be carried forward until expiration in 2030. We also have state net operating loss carryforwards of approximately $182 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. The state net operating loss carryforwards will expire in

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various years ranging from 2013 to 2031, if not fully utilized.
A valuation allowance has been recorded on a material portion of our state net operating losses, primarily in Indiana, along with other deferred tax assets which are not presently expected to be realized. Certain state net operating losses arising from stock option exercises will result in approximately $1.7 million of additional paid in capital, if realized.
Our valuation allowance also includes amounts related to goodwill acquired in connection with the purchase of one of our operating properties that was closed in 2007. Realization of a tax benefit associated with this attribute is contingent on the occurrence of future events which, at present, we do not believe likely to occur.
Provision for (Benefit From) Income Taxes
A summary of the benefit from (provision for) income taxes is as follows.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current
Federal	$1,892	$(11,550)	$14,408
State	3,090	634	1,924
Total current taxes	4,982	(10,916)	16,332
Deferred
Federal	1,022	8,765	(43,948)
State	2,232	3,227	1,085
Total deferred taxes	3,254	11,992	(42,863)
Provision for (benefit from) income taxes	$8,236	$1,076	$(26,531)
The tax provision for the year ended December 31, 2010 was favorably impacted by net tax adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata's and LVE's income for financial statement purposes; however, under income tax statutes, we are only subject to federal income tax on our fifty percent share of Borgata's income and exclude one-hundred percent of LVE's loss. Additionally, the state tax provision was favorably impacted by the release of valuation allowances resulting from the organizational restructuring of our Louisiana properties.
The tax provision for the year ended December 31, 2009 was favorably impacted by a permanent tax benefit realized in connection with an IRS audit and the reversal of interest accrued in connection with unrecognized tax benefits. The state tax provision was adversely impacted by changes in apportionment, exam settlements and the geographic mix of our income.
The tax benefit for the year ended December 31, 2008 was adversely impacted by impairment charges to goodwill, for which no tax basis existed, as well as an unfavorable permanent tax adjustment related to state income tax valuation allowances.
The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from operations before income taxes, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	35.0%	35.0%	35.0%
Noncontrolling interest	(9.5)%	—%	—%
State income taxes, net of federal benefit	9.1%	47.2%	(0.8)%
Compensation-based credits	(4.6)%	(29.8)%	0.8%
Company provided benefits	2.7%	16.6%	(0.2)%
Acquisition costs	—%	(54.1)%	—%
Goodwill impairments	—%	—%	(23.2)%
Other, net	(2.1)%	5.3%	(1.0)%
Effective tax rate	30.6%	20.2%	10.6%

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Status of Examinations
During the fourth quarter of 2010, the Internal Revenue Service began fieldwork in connection with the audit of our federal income tax returns filed for the years ended December 31, 2005 through 2009. As of December 31, 2010, no adjustments have been proposed in connection with the current examination. During 2009, the Internal Revenue Service concluded its field examination of our federal income tax returns filed for the years ended December 31, 2003 and December 31, 2004. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment, to the extent of net operating loss carrybacks utilized in those years. We reached a partial agreement in connection with the adjustments proposed in the audit and are appealing the unresolved issues. The expiration of the statute of limitation related to our federal tax returns for the tax years 2003 through 2006 have been extended to September 15, 2011. The statute of limitations for our remaining federal tax returns will expire over the period September 2011 through September 2014.
We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001 and the statute of limitations will begin to expire over the period October 2010 through October 2015.
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
Other Long-term Tax Liabilities
The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Our liability for uncertain tax provisions is recorded as other long-term tax liabilities in our consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Unrecognized tax benefit, beginning of year	$29,053	$30,485	$34,750
Additions:
Tax positions related to consolidation of Borgata	8,714	—	—
Tax positions related to current year	1,511	1,630	2,366
Tax positions related to prior years	—	6,769	—
Reductions:
Tax positions related to prior years	(918)	(8,044)	(1,976)
Settlement with taxing authorities	—	(1,764)	(4,655)
Lapse of applicable statute of limitations	(24)	(23)	—
Unrecognized tax benefit, end of year	$38,336	$29,053	$30,485
Included in the $38.3 million balance of unrecognized tax benefits at December 31, 2010, are $7.2 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2010, 2009 and 2008, we recognized accrued interest and penalties of approximately $2.0 million, $(0.8) million and $2.0 million, respectively, in our income tax provision. We have accrued $10.2 million and $6.0 million of interest and penalties as of December 31, 2010 and 2009, respectively, in our consolidated balance sheet. Borgata accrued interest of approximately $2.2 million prior to consolidation and such amount is included in the consolidated balance sheet as of December 31, 2010.
During 2009, we reached a partial agreement on certain issues in our Internal Revenue Service examination. As a result of the agreed adjustments, we reduced our federal unrecognized tax benefits by $5.2 million on a net basis, of which $3.2 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our federal unrecognized tax benefits by $3.2 million and recorded a $2.4 million benefit to our tax provision. We have also appealed certain issues which remain unresolved at the close of the examination. During the year ended December 31, 2008, we closed the audit of our Coast Casino properties for periods

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to our acquisition on July 1, 2004. As a result, we decreased our unrecognized tax benefits by $4.7 million, none of which impacted our effective tax rate. In connection with the release of the unrecognized tax benefits, we reduced the amount of goodwill that we recorded upon the purchase of Coast Casinos, Inc. by $2.8 million during the year ended December 31, 2008.
We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible that over the next twelve-month period, that we may experience a decrease in our unrecognized tax benefits, as of December 31, 2010, of approximately $14.0 million, none of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the depreciable lives of assets, raised in connection with our federal and state examinations. Other than the resolution of the audits discussed above, we do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 11. DERIVATIVE INSTRUMENTS
We utilize derivative instruments to manage interest rate risk.
Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We designated our current interest rate swaps as cash flow hedges through September 30, 2010, and measured their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
Interest Rate Swap Agreements
The Company has entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Amended Credit Facility. At December 31, 2010 and 2009, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These interest rate swap agreements modify the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating-rate debt to a fixed rate.
The following table presents the historical fair value of the interest rate swaps recorded in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 (in thousands). As of both December 31, 2010 and 2009, these interest rate swaps are included in other long-term liabilities.

			Fair Value of Liability
			December 31,
Effective Date	Notional Amount	Fixed Rate	2010	2009	Maturity Date
September 28, 2007	$100,000	5.13%	$2,374	$5,872	June 30, 2011
September 28, 2007	200,000	5.14%	4,751	11,749	June 30, 2011
June 30, 2008	200,000	5.13%	4,746	11,735	June 30, 2011
Totals	$500,000		$11,871	$29,356
If we had terminated our interest rate swaps as of December 31, 2010 or 2009, we would have been required to pay a total of $12.0 million or $31.0 million, respectively, based on the settlement values of such derivative instruments.
Hedge Accounting
These derivative instruments have been accounted for as cash flow hedges through September 30, 2010. Accounting for cash flow hedging requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company's hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred, nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.
However, on October 1, 2010, in anticipation of the refinancing of our bank credit facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was frozen. This amount is being amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings.
Fair Value
Fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.
Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.
The fair values of our derivative instruments at December 31, 2010 and 2009 include $0.2 million and $1.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.
Classification of Changes in Fair Value
The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship - Interest Rate Swap Contracts	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
December 31, 2010	$16,356	Interest expense	$(4,580)
December 31, 2009	2,871	Interest expense	2,081
December 31, 2008	(14,221)	Interest expense	2,146

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Contracts	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
December 31, 2010	Fair value adjustment of derivative instruments	$(480)
December 31, 2009	Fair value adjustment of derivative instruments	—
December 31, 2008	Fair value adjustment of derivative instruments	425
The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $22.7 million, $23.6 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, as compared to the contractual rate of the underlying hedged debt, for these periods.
During the year ended December 31, 2010, upon de-designation of our interest rate swap agreements as hedges, we recognized $0.5 million as a loss on the change in the fair value of these swaps. In addition, during the years ended December 31, 2010, 2009 and 2008, the Company amortized $4.6 million, $2.1 million and $2.1 million in OCI related to these, and other derivatives that were previously de-designated as hedging instruments.
During the year ending December 31, 2011, the Company anticipates that approximately a $11.5 million loss will be reclassified from OCI to earnings, as part of interest expense, related to effective hedge results during the period the hedge was in effect.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Commitments

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Echelon
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the severity and the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, and as previously disclosed, we do not expect to resume construction for three to five years.
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
The change in circumstances implied that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the year ended December 31, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $928 million at December 31, 2009. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.
As part of our delay of the project, we expect to incur approximately $2 million of capitalized costs, principally related to the offsite fabrication of a skylight and curtain wall as well as offsite improvements. In addition, we expect recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $17 million per annum that will be charged to preopening or other expense as incurred during the project's suspension period.
The following information summarizes the contingencies with respect to our various material commitments, which are in addition to capitalized costs and annual recurring project costs, related to Echelon:
Energy Sales Agreement - As discussed in Note 1, Summary of Significant Accounting Policies - Basis of Presentation, in April 2007, we entered into an ESA with LVE. LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, LVE has suspended construction of the central energy center and the obligation to pay the Fixed Capacity Charge has not commenced.
On April 6, 2009, LVE notified us that, in its view, Echelon will be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.
On March 7, 2011, Echelon and LVE entered into both the Purchase Option Agreement and the Periodic Fee Agreement. LVE has agreed not to initiate any litigation with respect to its April 6, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee will be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon's obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.
Line Extension and Service Agreement (“LEA”) - In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE (see Energy Sales Agreement (“ESA”) above). We have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not physically accept permanent electric service by January 1, 2012 through the substation to be built by NV Energy pursuant to the LEA. On August 29, 2008, NV Energy issued a letter declaring a force majeure event that extends the time for performance of obligations under the LEA, including its obligation to construct the substation from which Echelon is to accept delivery of permanent electric service. Our contingent liability to pay liquidated damages to NV Energy will be recorded and charged to expense on our consolidated statement of operations when, or if, it becomes probable that we will not be able to accept, in accordance with the terms of the LEA, permanent electric service from a substation when built by NV Energy.
Construction Agreements - We have exercised our rights under our standard form construction contracts to terminate our agreements with our contractors. All major construction agreements have been terminated and closed-out with final payments made to the contractors in exchange for final releases, with the exception of certain custom skylight, curtain wall, and elevator orders, which we are in the process of closing out based upon final material deliveries and negotiations. Storage of our steel continues under long-term offsite lease agreements.
Clark County Fees - In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires payment of $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement. Clark County is in the process of reviewing our request for a further deferral of the remaining fixed annual payments for up to five years. While they consider our request, no payments are due. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be $8 million. The bridges will not be required to be built until after construction Echelon on recommences.
Construction Insurance - Effective July 2007, we obtained construction insurance coverage from various insurance carriers for workers' compensation and employer's liability, general liability, excess liability, builder's risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. Employer's liability and excess liability premiums have been fully paid through December 2011 and builder's risk premiums have been fully paid through September 2011. The workers' compensation and general liability policy was terminated on December 15, 2010, concluding in a refund of premium of $4 million and a decrease in outstanding letters of credit to $2 million.
LEED Tax Credits - We are pursuing Echelon's certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard (or equivalent) for the project as part of the State of Nevada's tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard (or equivalent) certification, we will not record a liability for the abated local portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification (or equivalent) after its completion, we will accrue and pay the deferral amount of sales and use tax ($9.2 million at December 31, 2010), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.
Other Agreements - Certain other agreements, such as office leases and warehouse leases will be charged to preopening expense

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under the lease agreements, on an aggregate basis, will be $2.3 million in 2011, decreasing to approximately $0.8 million annually thereafter.
Boyd Leases
Certain of our properties located in our Las Vegas Locals Reportable Segment are on land leases. The Orleans is situated on approximately 77 acres of leased land. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $0.3 million through February 2011 which such annual rental payments will thereafter increase by a compounding basis at a rate of 3.0% per annum. In addition, we have an option to purchase the real property during a two-year period commencing February 2016. Suncoast is situated on approximately 49 acres of leased land. The initial term of the land lease expires in December 2055. The lease contains three options to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of approximately $0.2 million in 2004 that increase slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. If we do not purchase the property if and when required, we would be in default under the lease agreement.
In addition, we have land leases related to certain of our Downtown Las Vegas Reportable Segment (California and Fremont). The California is situated on approximately 13.9 acres of owned land, and 1.6 acres of leased land. The leased land had an effective commencement date of September 1, 1973 with a term of 60 years. The lease provides for monthly rental payments of $3,000 for the first 10 months, and $6,500 from July 1, 1974 through August 31, 2003, with a cost-of-living index adjustment preceding the initial month of each of the eight three year periods and the final two-year and two-month period. Monthly rent for the last 30 years of the lease will be negotiated and agreed upon, but shall be no less than $6,500 per month, or less than any rent computed for a prior month, whichever is more. In addition, we have the right of first refusal in the event the lessor shall receive from a third party a bona fide offer to purchase the premises. The Fremont is situated on approximately 2.7 acres of land, of which 0.9 acres are leased pursuant to six separate long-term ground lease agreements (collectively, the “Fremont Ground Leases”). The Fremont Ground Leases have lease terms ranging between 79 to 99 years. Five of the Fremont Ground Leases have expiration dates in either July or August 2053, and the sixth Fremont Ground Lease has an expiration date in December 2077. Only one of the Fremont Ground Leases, the one which expires in December 2077, also contains a right of first refusal in the event that the lessor intends to sell that leased premises. None of the Fremont Ground Leases have option rights to further extend their lease terms. Each of the Fremont Ground Leases provide for monthly rental payments, with a cumulative current monthly rent of approximately $0.1 million. The monthly rental obligations of the Fremont Ground Leases are generally subject to periodic adjustment based on changes in the consumer price index (“CPI”). Principally, these CPI adjustments are done in either 5 or 10 year lease term cycles; however, one of the Fremont Ground Leases adjusts every two years of its lease term.
In addition, we have land leases related to certain of our Midwest and South Reportable Segment (Sam's Town Tunica, Treasure Chest and Sam's Town Shreveport). Sam's Town Tunica is located on approximately 150 acres of owned real estate (the “Property”). However, the original sellers of the Property have an option to repurchase the Property in 2033 (the “Option Exercise Date”) for $0.9 million. The option will be deemed to be automatically exercised unless the original sellers notify the Company to the contrary at least 60 days prior to the Option Exercise Date. Sam's Town Shreveport is a party to a Hotel Ground Lease with the City of Shreveport dated as of March 10, 1998, as amended, and an Amended and Restated Ground Lease dated as of March 10, 1998, as amended (together, the “Shreveport Ground Leases”). The initial terms of the Shreveport Ground Leases expired on April 30, 1999 but the Shreveport Ground Leases have been renewed and are still in effect. The Shreveport Ground Leases may be renewed for additional renewal terms which finally expire on March 10, 2048. Aggregate rent payable under the Shreveport Ground Leases is equal to (1) base rent of $532,306 (currently) plus (2) percentage rent of 1% of the adjusted gross revenue from hotel and casino operations plus (3) 4.75% of adjusted gross gaming revenue for admission taxes. Also, real estate taxes, insurance, utilities and other charges against the property are payable by the Company. Sam's Town Shreveport is also a party to a Commercial Lease with the State of Louisiana dated as of July 6, 1994, as amended by an amendment dated as of April 24, 2001 (together, the “Lease”). The initial term of the Lease expired in July 2004 but was renewed for an additional 10 year term and is still in effect. The Lease may be renewed for two additional 10-year renewal terms. The annual rent now payable under the Lease is $0.07 million. Treasure Chest is a party to an Amended and Restated Lease for Parking and Other Amenities with the City of Kenner dated as of December 3, 1993, as amended (the “Lease”). The initial term of the Lease expired but the Lease has been renewed and is still in effect. The Lease may be renewed for additional renewal terms which finally expire on July 1, 2029. Rent payable under the Lease is the sum of (1) a base rent determined by formula plus (2) a $2.50 per capita rent for each person entering the casino. For the calendar year 2010, total rent paid to the City was $4.6 million. Treasure Chest is also a party to a Commercial Lease with the State of Louisiana dated as of March 9, 1994 (the “State Lease”). The initial term of the State Lease expired in March 2004 but was renewed for an additional 10 year term and is still in effect. The Lease may be renewed for two additional 10-year renewal terms. The annual rent now payable under the Lease is $0.1 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borgata Leases
As of December 31, 2010, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata Hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MGM, as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot, and a proposed alternative parking structure. On November 4, 2010, MGM announced that it had closed the sale of land leased to MDDC for the public space expansion, rooms expansion, parking structure and proposed alternative parking structure. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, Borgata's obligations under the ground leases were not modified by the sale. The leases consist of:

•
Lease and Option Agreement, dated as of January 16, 2002, as amended by a letter agreement, dated April 10, 2009, a letter agreement, dated September 21, 2009, the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010, for approximately 2.0 acres of land underlying the parking garage;

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 3.5 acres of land underlying the Public Space Expansion;

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 1.6 acres of land underlying the Rooms Expansion and 2.7 acres of land underlying a parking structure each;

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by the Modification of Surface Lot Ground Lease, dated March 23, 2010, for approximately 8.4 acres of land consisting of the surface parking lot; and

•	Ground Lease Agreement, dated as of March 23, 2010, for approximately 1.4 acres of land underlying a proposed additional parking structure.
Pursuant to the alternative parking structure ground lease, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases, MDDC became responsible for all real property taxes assessed against the land underlying the alternative parking structure ground lease and (ii) payment of monthly rent under the alternative parking structure ground lease shall be deferred until the earliest to occur of (x) the date 18 months following the execution of the sale agreement, (y) completion of construction of The Water Club parking garage, and (z) expiration of the term of the Divestiture Trust. Effective as of the date of execution of the sale agreement, the monthly rent due under the alternative parking structure ground lease was in an amount consistent with the rent due under the parking structure ground lease on a per square foot basis.

The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party upon 30 days written notice. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease.
MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord.
If during the term of the rooms expansion ground lease, the public space expansion ground lease or the alternate parking structure ground lease, the third party landlord ("Landlord") or any person associated with the Landlord is found by the NJCCC to be unsuitable to be associated with a casino enterprise and such person is not removed from such association in a manner acceptable to the NJCCC, then MDDC may, upon written notice to the Landlord, elect to purchase the leased land for the appraised value as determined under the terms of such ground leases, unless the Landlord elects, upon receipt of such notice, to sell the land to a third party, subject to the ground leases. If the Landlord elects to sell the land to a third party but is unable to do so within one year, then the Landlord must sell the land to MDDC for the appraised value.
In addition, MDDC has an option to purchase the land leased under the parking structure ground lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of parking structure ground lease. In the event that the land underlying the surface parking lot ground lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the alternate parking structure ground lease.
Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily these land leases, as of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 are as follows:

	For the Year Ending December 31,
	Boyd Gaming Lease Obligations	Borgata Lease Obligations	Total Lease Obligations
	(In thousands)
2011	$15,455	$6,558	$22,013
2012	11,912	6,435	18,347
2013	11,746	5,861	17,607
2014	10,767	5,708	16,475
2015	9,844	5,708	15,552
Thereafter	414,174	313,949	728,123
	$473,898	$344,219	$818,117
Rent expense for the years ended December 31, 2010, 2009 and 2008 was $26.7 million, $18.1 million and $19.8 million, respectively, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.
Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, as of December 31, 2010 is as follows:

	For the Year Ending December 31,
	Boyd Gaming Rental Income	Borgata Rental Income	Total Rental Income
	(In thousands)
2011	$718	$1,772	$2,490
2012	658	1,772	2,430
2013	386	1,206	1,592
2014	81	413	494
2015	75	413	488
Thereafter	8	832	840
	$1,926	$6,408	$8,334
Borgata Tax Credits
Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit. The total net credit related to Borgata's original investment was approximately $75 million over a five-year period that ended in 2007. Incremental net credits related to Borgata's public space expansion and hotel expansion are also available. Borgata was not eligible to receive a credit in 2010 or 2009 due to a reduction in employment levels; however, Borgata recorded $5.0 million of net New Jobs Tax Credits in arriving at its state income tax provision for the year ended December 31, 2008.
Borgata Expansions
On June 27, 2008, Borgata's second hotel, The Water Club, held its grand opening. The Water Club is a 798-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. Borgata financed the expansion from its cash flows from operations and through borrowings under its bank credit facility.
On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata's insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borgata had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, Borgata reached a final settlement of $40 million with its insurance carrier and recognized a gain of $28.7 million, included in other items and write-downs, net, on its consolidated statement of income, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after its $0.1 million deductible).
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
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
Borgata's CRDA obligations for the years ended December 31, 2010 and 2009 were $8.1 million and $8.7 million, respectively, of which valuation provisions of $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $15.0 million based on its actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $5.1 million and $4.8 million during the years ended December 31, 2010 and 2009, respectively.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a Motion to Dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined and a Motion to Dismiss for Lack of Subject Matter Jurisdiction filed by the U.S. Attorney. The motions have been fully briefed and submitted to the Court and will be heard by the U.S. District Court on March 16, 2011. If the case is dismissed for lack of subject matter jurisdiction, it will be remanded to the state court. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.1 million to $19.4 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit, and we appealed both the denial of the refund claim as well as the assessment in a hearing before the Nevada Administrative Law Judge in September 2010. All post-hearing briefs were filed by January 31, 2011. In December 2010, a split decision was issued by the same judge in a factually similar hearing with another taxpayer; and such decision was appealed to the Nevada State Tax Commission (the "Commission") by both the taxpayer and the Department. As a result of the Commission appeal, the judge has postponed a decision in our case, pending the outcome of the Commission's decision, the timing of which is uncertain as of December 31, 2010. Due to uncertainty surrounding the judge's decision in our case, as well as the ultimate resolution of the Commission appeal, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2010. We believe the assessment for the period from January 1, 2006 through December 31, 2010 could result in a property tax assessment ranging between $13.7 million and $28.6 million. We have accrued, net of the payments discussed above, approximately $21.0 million of property tax liability as of December 31, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 through 2010 assessment notices, which have not been received as of December 31, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.
Legal Matters
We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
Pursuant to authorization by our Board of Directors, under our share repurchase program, up to $100 million of our common stock is available to be repurchased. We are not obligated to purchase any shares under our stock repurchase program.
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund any repurchases with existing cash resources and availability under our Amended Credit Facility.
We are also subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our Amended Credit Facility.
During the year ended December 31, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program. There were no such transactions during the years ended December 31, 2010 or 2008.
In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.
Dividends
Dividends are declared at our Board's discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the three year period ended December 31, 2010.

Payment Date	Record Date	Dividend per Share
March 3, 2008	February 18, 2008	$0.15
June 2, 2008	May 14, 2008	$0.15
In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the year ended December 31, 2008 totaled $26.3 million.
Stock Option Incentive Plan
On May 15, 2008, at our 2008 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to our 2002 Stock Incentive Plan, increasing the maximum number of shares of Boyd Gaming Corporation's common stock authorized for issuance over the term of such plan by 5 million shares, from 12 million to 17 million shares. Under our 2002 Stock Incentive Plan, approximately 2.2 million shares remain available for grant at December 31, 2010. The number of authorized but unissued shares of common stock under this plan as of December 31, 2010 was approximately 14.6 million shares.
Options granted under the plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plan had an exercise price equal to the market price of our common stock on the date of grant and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will expire no later than ten years after the date of grant.
Summarized stock option plan activity for the years ended December 31, 2010, 2009 and 2008 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Attregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2008	7,671,250	$35.63
Granted	1,396,240	7.08
Cancelled	(225,310)	38.68
Exercised	(55,700)	8.47
Outstanding at December 31, 2008	8,786,480	31.19
Granted	1,426,992	7.57
Cancelled	(614,018)	32.20
Exercised	(29,797)	5.39
Outstanding at December 31, 2009	9,569,657	27.68
Granted	1,190,867	8.34
Cancelled	(126,496)	24.64
Exercised	(114,525)	6.31
Outstanding at December 31, 2010	10,519,503	$25.76	6.3	$12,089

Exercisable at December 31, 2009	6,678,128	$33.81	6.0	$1,027

Exercisable at December 31, 2010	7,950,012	$31.55	5.4	$4,824
Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.35 - $4.58	44,250	0.8	$4.54	44,250	$4.54
6.60 - 6.60	1,225,552	7.7	6.60	788,860	6.60
7.55 - 7.55	1,379,823	8.8	7.55	456,890	7.55
8.34 - 8.34	1,199,367	9.8	8.34	2,834	8.34
11.28 - 33.31	759,190	2.4	16.66	745,857	16.51
36.76 - 36.76	1,454,326	3.9	36.76	1,454,326	36.76
38.11 - 38.11	491,000	6.9	38.11	491,000	38.11
39.00 - 39.00	1,439,500	5.6	39.00	1,439,500	39.00
39.78 - 39.78	1,141,834	6.6	39.78	1,141,834	39.78
39.96 - 52.35	1,384,661	4.7	40.37	1,384,661	40.37
4.35 - 52.35	10,519,503	6.3	25.76	7,950,012	31.55
The total intrinsic value of in-the-money options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.7

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, $0.1 million and $0.6 million, respectively. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $9.7 million, $15.5 million and $21.5 million, respectively. As of December 31, 2010, there was approximately $10.0 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately three years, the weighted-average remaining requisite service period.
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
We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service to the Company. We also grant RSUs to members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting.
We granted RSUs to certain members of our executive management in April 2008, totaling approximately 160,000 units. These RSUs will vest in full upon the sooner to occur of (i) April 16, 2013, or (ii) a date after October 16, 2009, upon which the closing price of the Company's common stock is $25.98 (which represents 150% of the closing price of our common stock on April 15, 2008) or greater for twenty consecutive trading days beginning on or after October 16, 2009.
In November 2009, certain of our executive management employees were granted RSUs, totaling approximately 350,000 units. Each of these RSUs represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. These RSUs will vest three years from the date of issuance.
Summarized RSU activity for the years ended December 31, 2010, 2009 and 2008 is as follows.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	37,100
Granted	547,948	$10.67
Cancelled	(1,696)
Awarded	(11,281)
Outstanding at December 31, 2008	572,071
Granted	421,826	$7.94
Cancelled	(12,508)
Awarded	(11,281)
Outstanding at December 31, 2009	970,108
Granted	485,067	$8.36
Cancelled	(19,080)
Awarded	—
Outstanding at December 31, 2010	1,436,095

Vested at December 31, 2009	124,589

Vested at December 31, 2010	180,701
As of December 31, 2010, there was approximately $6.8 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately three years.
Career Shares
Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. Our Career Shares Program was adopted in December 2006, and modified in October 2010, as part of the overall update of our compensation programs. The Career Shares

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive's age at such retirement and the number of years of service with the Company. Executives must be at least 55 years old and have at least 10 years of service to receive a payout at retirement. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.
Summarized Career Shares activity for the years ended December 31, 2010, 2009 and 2008 is as follows.

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	23,437
Granted	36,665	$33.31
Cancelled	(313)
Awarded	—
Outstanding at December 31, 2008	59,789
Granted	250,160	$5.00
Cancelled	(5,508)
Awarded	—
Outstanding at December 31, 2009	304,441
Granted	146,622	$8.60
Cancelled	(18,201)
Awarded	—
Outstanding at December 31, 2010	432,862

Vested at December 31, 2009	50,736

Vested at December 31, 2010	122,055
In January 2011, we issued approximately 114,000 Career Shares with a grant date fair value of $10.81 per share and recorded approximately $1.0 million of share-based compensation expense.

Share-Based Compensation
The following table summarizes our share-based compensation costs by award type.

	Year Ended December 31,
	2010	2009	2008
Stock Options	$9,104	$13,876	$14,041
Restricted Stock Units	1,759	1,588	1,045
Career Shares	461	424	336
Total shared-based compensation costs	11,324	15,888	15,422
Capitalized share based compensation	—	—	1,398
Total shared-based compensation expense	$11,324	$15,888	$14,024

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2010	2009	2008
Gaming	$318	$146	$499
Food and beverage	61	15	90
Room	29	5	52
Selling, general and administrative	1,619	3,125	3,183
Corporate expense	9,297	10,683	8,838
Preopening expense	—	1,914	1,362
Total shared-based compensation expense	11,324	15,888	14,024
Capitalized share based compensation	—	—	1,398
Total shared-based compensation costs	$11,324	$15,888	$15,422

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at December 31, 2010 relates to certain derivative instruments that we de-designated as cash flow hedges. As a result, we expect $11.5 million of deferred net losses related to these derivative instruments, included in accumulated other comprehensive loss, net, at December 31, 2010, will be amortized as an increase to interest expense on our consolidated statements of operations during the next twelve months.
The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Fair value adjustment of derivative instruments	$16,356	$2,871	$(14,221)
Tax effect	(5,824)	(979)	5,118
Fair value adjustment of derivative instruments, net of tax	$10,532	$1,892	$(9,103)

NOTE 15. NONCONTROLLING INTEREST
Noncontrolling interest represents: (i) the 50% interest in Borgata, held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value, at the date of the effective change in control, on March 24, 2010; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity which was consolidated in our financial statements effective January 1, 2010, but in which we hold no equity interest. Pursuant to the authoritative guidance for noncontrolling interests, a noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, as is the case with LVE as presented below.
Changes in the noncontrolling interest since such date are as follows (in thousands):

	Borgata	LVE	Total
Beginning balance	$337,089	$(6,259)	$330,830
Distributions	(123,422)	—	(123,422)
Attributable net income	17,098	(8,720)	8,378
Comprehensive income	—	1,261	1,261
Balance December 31, 2010	$230,765	$(13,718)	$217,047

Borgata
Distributions
In connection with the refinancing of the Borgata credit facility in August 2010, the Holding Company made a $123.4 million one-time distribution to the Divestiture Trust, reflected above as a distribution to the noncontrolling interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LVE
Comprehensive Income
LVE has entered into interest rate derivative contracts in order to hedge exposure to increasing interest rates, and the impact of those rates on the cash flows of its variable-rate debt. LVE's active interest rate swaps are as follows (notional amount and fair value in thousands):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
Derivatives Designated as Hedging Instruments:
December 21, 2007	$131,986	4.59%	November 1, 2013

Derivatives Not Designated as Hedging Instruments:
December 21, 2007	100,000	3.42%	November 1, 2013
Totals	$231,986

The fair value of these derivatives was $19.9 million at December 31, 2010, which represents the amount LVE would have to pay the counterparty to terminate these contracts as of such date.

At inception, these interest rate derivatives were designated as cash flow hedges and determined to be highly effective. The differential to be paid or received as a result of these swaps is accrued as interest rate changes and it recognized as an adjustment to interest expense. The net effect of LVE's floating-to-fixed interest rate swaps resulted in incremental interest expense of $2.6 million for the year ended December 31, 2010, as compared to the contractual rate of the underlying hedged debt. The change in fair value of the effective portion of these derivative has been recorded in accumulated other comprehensive loss. During the year ended December 31, 2010, LVE recognized $1.3 million, in comprehensive income related to the changes in the fair value of the effective portion of these hedge.
Prior to January 1, 2010, the date LVE is first reflected herein, hedge accounting was discontinued on the interest rate swap related to the taxable debt because it was not longer expected to be highly effective in hedging the exposure to increased interest rates and the impact of those rates on cash flows. The ineffective portion of the swap, which caused the variable-rate debt to increase at a slower pace than the contractual increases in notional amount of the swap.

NOTE 16. FAIR VALUE MEASUREMENTS
We have adopted the authoritative accounting guidance for fair value measurements, which does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.
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
As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities and their placement within the fair value hierarchy levels.
Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments (in thousands).

	December 31, 2010
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,623	$145,623	$—	$—
CRDA deposits	35,759	35,759	—	—
Liabilities
Derivative instruments	$11,871	$—	$11,871	$—

	December 31, 2009
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$93,202	$93,202	$—	$—
CRDA deposits	31,492	31,492	—	—
Liabilities
Derivative instruments	$29,356	$—	$29,356	$—
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2010 and 2009. The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 1, is based on statements received from the CRDA at December 31, 2010 and 2009.
Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. See Note 11, Derivative Instruments for further discussion regarding the fair valuation of our interest rate swaps.
Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at December 31, 2010 and 2009.

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,425,000	$1,425,000	$1,346,625	Level 2
6.75% Senior Subordinated Notes due 2014	215,668	215,668	212,163	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	217,879	Level 1
9.125% Senior Subordinated Notes due 2018	500,000	490,206	487,755	Level 1
Borgata bank credit facility	60,900	60,900	60,900	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Other	11,761	11,761	11,173	Level 3
Total long-term debt	$3,254,079	$3,218,755	$3,091,124

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,916,900	$1,916,900	$1,686,872	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	160,420	Level 1
6.75% Senior Subordinated Notes Due 2014	248,668	248,668	223,801	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	206,925	Level 1
Other	12,413	12,413	11,792	Level 3
Total long-term debt	$2,577,563	$2,577,563	$2,289,810
The estimated fair value of the Amended Credit Facility is based on a relative value analysis performed on or about December 31, 2010 and 2009, respectively. The estimated fair value of Borgata's bank credit facility at December 31, 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2010 and 2009, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.
There were no transfers between Level 1 and Level 2 measurements during the nine months ended December 31, 2010.

NOTE 17. WRITE-DOWNS AND OTHER ITEMS, NET
Write-downs and other items, net, are comprised of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Asset impairments and write-downs	$736	$42,745	$382,506
Acquisition related expenses	3,977	981	—
Hurricane expenses and related items	—	(1,946)	3,015
Write-downs and other charges, net	$4,713	$41,780	$385,521
Asset Impairments and Write-Downs
During the year ended December 31, 2010, asset impairments and write-downs primarily consisted of the write-down of $0.5 million related to our investment in certain bonds.
During the year ended December 31, 2009, asset impairments and write-downs primarily consist of the following:

•
Non-cash impairment charge of $13.5 million related to the write-down of our former investment in the Morgans joint venture. For further explanation regarding our 50% investments in and advances to Morgans, see Note 4, Investments in Other Unconsolidated Subsidiaries, Net, and Note 12, Commitments and Contingencies - Commitments - Echelon.

•
Non-cash impairment charge of $28.4 million which relates to the write-off of Dania Jai-Alai's goodwill in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 6, Goodwill).

During the year ended December 31, 2008, asset impairments and write-downs primarily consist of the following:

•
Aggregate non-cash impairment charges of $290.2 million to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value. The impairment tests for these assets were principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges related to the ongoing recession, which caused us to reduce our estimates for projected cash flows, reduced overall industry valuations, and caused an

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase in discount rates in the credit and equity markets.

•
Non-cash impairment charge of $84.0 million, principally related to the write-off of Dania Jai-Alai's intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market.

Acquisition Related Expenses
During the years ended December 31, 2010 and 2009, we recorded $4.0 million and $1.0 million, respectively, of direct expenses related to evaluating various acquisition opportunities and other business development activities.
Hurricane and Related Items
During the year ended December 31, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

NOTE 18. EMPLOYEE BENEFIT PLANS
We and Borgata contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $7.1 million, $1.0 million and $1.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable. As of December 31, 2010, Borgata's share of the unfunded vested liability related to its pension plans is $47.1 million.
We and Borgata have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $5.1 million, $3.7 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 19. SEGMENT INFORMATION
We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City. The table below lists the classification of each of our properties.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey
Results of Operations - Adjusted EBITDA
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
We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense. Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments. Interest expense is net of interest income and amounts capitalized. Interest expense for the year ended December 31, 2009 includes $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 6, Goodwill).
The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Gross Revenues
Las Vegas Locals	$676,751	$713,354	$858,241
Downtown Las Vegas	241,618	251,000	263,005
Midwest and South	822,505	852,209	857,650
Atlantic City	747,405	—	—
Reportable Segment Gross Revenues	2,488,279	1,816,563	1,978,896
Other	6,445	7,603	8,659
Gross revenues	2,494,724	1,824,166	1,987,555

Reportable Segment Adjusted EBITDA
Las Vegas Locals	137,464	155,336	218,591
Downtown Las Vegas	34,227	46,102	40,657
Midwest and South	143,699	165,534	169,063
Atlantic City	144,458	59,470	60,520
	459,848	426,442	488,831

Other operating costs and expenses
Depreciation and amortization	199,275	165,725	170,295
Corporate expense	48,861	47,617	52,332
Preopening expenses	7,459	17,798	20,265
Our share of Borgata's preopening expenses	—	349	2,785
Our share of Borgata's other items and write-downs, net	34	(14,303)	81
Write-downs and other items, net	4,713	41,780	385,521
Other	15,568	11,283	10,981
Total other operating costs and expenses	275,910	270,249	642,260
Operating income (loss)	$183,938	$156,193	$(153,429)
The following table reconciles our operating income from Borgata, as reported in our consolidated statements of operations, to the Atlantic City Reportable Segment Adjusted EBITDA, as reported above:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating income from Borgata	$8,146	$72,126	$56,356
Net amortization expense related to our investment in Borgata	—	1,298	1,298
Adjusted operating income	8,146	73,424	57,654
Our share of Borgata's preopening expenses	—	349	2,785
Our share of Borgata's other items and write-downs, net	34	(14,303)	81
Borgata EBITDA (March 24, 2010 through December 31, 2010)	136,278	—	—
Adjusted EBITDA, Atlantic City	$144,458	$59,470	$60,520
The following table reconciles the presentation of depreciation and amortization expense on our consolidated statements of operations to the presentation on the accompanying table.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Depreciation and amortization expense, as reported in our consolidated statement of operations	$199,275	$164,427	$168,997
Net amortization expense related to our investment in Borgata	—	1,298	1,298
Depreciation and amortization expense, as reported above	$199,275	$165,725	$170,295
Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Assets
Las Vegas Locals	$1,284,160	$1,333,898
Downtown Las Vegas	136,868	147,260
Midwest and South	1,117,959	1,158,136
Atlantic City	1,446,521	—
Other	288,275	38,626
Total reportable segment assets	4,273,783	2,677,920
Corporate	1,428,763	1,782,037
Total assets	$5,702,546	$4,459,957
Capital Expenditures
The Company's capital expenditures for the years ended December 31, 2010, 2009 and 2008, by Reportable Segment, consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Capital Expenditures:
Las Vegas Locals	$11,863	$12,107	$56,117
Downtown Las Vegas	3,356	3,294	3,266
Midwest and South	18,632	21,665	122,965
Atlantic City	12,637	—	—
Other	9,722	185	43
Total Reportable Segment Additions to Property and Equipment	56,210	37,251	182,391
Corporate entities	4,092	33,969	527,508
Total Additons to Property and Equipment	60,302	71,220	709,899
Change in Accrued Property Additions	27,175	86,337	(42,499)
Cash-Based Property Additions	$87,477	$157,557	$667,400

NOTE 20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected quarterly financial information for the years ended December 31, 2010 and 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Summary Operating Results:
Net revenues	$415,135	$578,446	$595,378	$551,940	$2,140,899
Operating income	44,030	49,676	54,483	35,749	183,938
Net income (loss) attributable to Boyd Gaming Corporation	8,435	3,382	5,591	(7,098)	10,310
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$0.10	$0.04	$0.06	$(0.08)	$0.12
Diluted net income (loss) per common share	$0.10	$0.04	$0.06	$(0.08)	$0.12

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Summary Operating Results:
Net revenues	$434,845	$422,950	$398,243	$384,948	$1,640,986
Operating income	27,202	56,158	46,912	25,921	156,193
Net income (loss)	(13,828)	12,778	6,315	(1,024)	4,241
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.16)	$0.15	$0.07	$(0.01)	$0.05
Diluted net income (loss) per common share	$(0.16)	$0.15	$0.07	$(0.01)	$0.05

NOTE 21. RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of our outstanding shares of common stock as of December 31, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2010, 2009 and 2008, there were no related party transactions between the Company and the Boyd family.
Compensation of Certain Borgata Employees
Borgata reimburses Boyd for compensation paid to employees performing services for Borgata and for out-of-pocket costs and expenses incurred related to travel. Boyd is also reimbursed for various payments made on Borgata's behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to Boyd for these types of expenditures paid by Boyd were $0.9 million and $0.8 million at December 31, 2010 and 2009, respectively. Reimbursable expenditures were $9.1 million, $7.4 million and $9.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.
Borgata Ground Leases
Borgata entered into a series of ground lease agreements with MGM totaling 19.6 acres that provides the land on which Borgata's existing employee parking garage, public space expansion, rooms expansion, modified surface parking lot and proposed alternative parking structure reside. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party upon 30 days written notice. Borgata did not have any amounts due to MGM for these types of expenditures at either December 31, 2010 or 2009. On November 4, 2010, MGM sold the land comprising the employee parking garage, public space expansion, rooms expansion and proposed alternative parking structure. Related rent incurred was $5.4 million, $6.5 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the ground lease agreements, Borgata is responsible for reimbursing the land owner for related property taxes paid on its behalf. Borgata did not have any amounts due to MGM or the new land owner for these types of expenditures at either December 31, 2010 or 2009. Related property tax incurred was $12.9 million, $12.2 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

NOTE 22. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2010. During this period, we had the following subsequent event, the effects of which did not require adjustment to our financial position or results of operations as of and for the year ended December 31, 2010.

Periodic Fee Agreement
On March 7, 2011, Echelon entered into the Periodic Fee Agreement with LVE. The Periodic Fee Agreement is effective from March 7, 2011 (the “Effective Date”) until the earliest to occur of the following events (such earliest date, the “Termination Date”): (i) the date on which Echelon resumes construction of the Echelon resort and the parties agree to certain milestones with respect to the performance of the ESA; (ii) the date on which Echelon has purchased all or substantially all of the assets of LVE pursuant to the terms of the Purchase Option Agreement; and (iii) the date on which LVE draws down and receives the full amount available under the Letter of Credit (as defined below). On and after the Termination Date, the Periodic Fee Agreement shall be null and void and shall be deemed dissolved and of no effect, and the terms of the ESA shall be as they were prior to execution of the Periodic Fee Agreement.
The Periodic Fee Agreement provides for monthly payments by Echelon to LVE of approximately $1.0 million (subject to a reduction for Echelon’s allocable share of reduced interest costs attributed to Tax-Exempt Bonds (as defined below) LVE redeems in excess of $27.0 million plus certain operation and maintenance fees (estimated by LVE not to exceed an aggregate of $0.6 million annually) on March 4, 2011 and the first day of each month, beginning on April 1, 2011 and ending on November 1, 2013. Monthly payments are also due on the first day of each month after November 1, 2013; however, the amount of the payments after such date will be based on the then-outstanding principal amount of LVE’s obligation to its Lenders, the Tax-Exempt Bonds and certain advances from its members.
The Periodic Fee Agreement also provides that from the Effective Date through the Termination Date, neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled during such period (the “No-Litigation Period”).
To secure Echelon’s obligations under the Periodic Fee Agreement, Echelon also agreed to post a letter of credit in the amount of $6.0 million for the benefit of LVE (the “Letter of Credit”). LVE is entitled to draw down the Letter of Credit in the event that Echelon fails to make payments required pursuant to the Periodic Fee Agreement (a “Buyer Event of Default”). LVE is obligated to reimburse Echelon for its reasonable substantiated third-party costs incurred in providing the Letter of Credit.
The Periodic Fee Agreement provides, among other things, for (i) LVE’s maintenance of certain construction permits and certain assets; (ii) LVE’s delivery of releases to Echelon from certain professional service contracts and its engagement of replacement professional service providers if the necessary releases are not obtained; (iii) LVE’s delivery of recommendations to Echelon regarding certain aspects of the central energy center and energy distribution system at the Echelon resort (the “System”); (iv) the resolution of disputes between LVE and Echelon with respect to certain aspects of the System; (v) the possible sale of certain portions of the System; and (vi) LVE’s agreement (subject to the consent of the applicable trustee) to use commercially reasonable efforts to redeem a portion of the tax-exempt bonds issued on behalf of LVE on December 20, 2007 (the “Tax-Exempt Bonds”), subject to certain exceptions.

Purchase Option
LVE also granted Echelon and the Company an option to purchase substantially all of the assets of LVE (the “Purchase Option”) for a purchase price of approximately $195.1 million (subject to certain adjustments), which may be exercised from the Effective Date through the Termination Date, provided that no Buyer Event of Default has occurred and remains ongoing.
Future Commitments Related to LVE Agreements
Our future commitments with respect to the LVE agreements discussed above are as follows (in thousands):

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Year Ending December 31,
2011	$11,887
2012	11,887
2013	11,796
2014	10,800
2015	10,800
$57,170

2. Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3. Exhibits.

Exhibit Number	Document

2.1
Purchase Agreement, entered into as of June 5, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, as Shareholder Representative With Respect to Dania Jai-alai (incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended June 30, 2006).

2.2
Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among the Registrant, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882), filed with the SEC on October 31, 2006).

2.3
Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2006).

2.4
Letter Agreement entered into as of February 26, 2007, by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc. amending that certain Agreement for Exchange of Assets and Joint Escrow Instructions previously entered into by and between the parties as of September 29, 2006 (incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended March 31, 2007).

2.5
Letter Agreement entered into as of August 11, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006 (incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2006).

2.6**
Second Amendment to the Purchase Agreement entered into as of February 16, 2007, by and among the Registrant, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended March 31, 2007).

2.7
Third Amendment to the Purchase Agreement and Promissory Note related thereto entered into as of January 15, 2009, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.7 of the Registrant's Annual Report on Form 10-K (File No. 001-12882) for the year ended December 31, 2008).

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on July 14, 2008).

3.2
Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882), filed with the SEC on May 24, 2006).

4.1
Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note (incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4 (File No. 333-89774), which was declared effective on June 19, 2002).

4.2
Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note (incorporated by reference to Exhibit 4.10 of the Registrant's Registration Statement on Form S-4 (File No. 333-103023), which was declared effective on May 15, 2003).

4.3
Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4 (File No. 333-116373), which was declared effective on June 25, 2004).

4.4
Form of Indenture relating to senior debt securities (incorporated by reference to Exhibit 4.4 of the Registrant's Automatic Shelf Registration Statement on Form S-3 (File No. 333-130404) dated December 16, 2005).

4.5
Form of Indenture relating to subordinated debt securities (incorporated by reference to Exhibit 4.5 of the Registrant's Automatic Shelf Registration Statement on Form S-3 (File No. 333-130404) dated December 16, 2005).

4.6
Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant's Automatic Shelf Registration Statement on Form S-3 (File No. 333-130404)dated December 16, 2005).

4.7
Indenture (including form of Subordinated Debt Securities) with respect to Subordinated Debt Securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.9 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on January 26, 2006).

4.8
First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on January 31, 2006).

4.9
Credit Agreement, entered into as of August 6, 2010, among the Marina District Financing Company, Inc., Marina District Development Company, LLC, the various financial institutions and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on August 12, 2010).

4.10
Indenture, dated as of August 6, 2010, by and among the Marina District Financing Company, Inc., Marina District Development Company, LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on August 12, 2010).

4.11	Form of 9.500% Senior Secured Note due 2015 (included in Exhibit 4.10).

4.12	Form of 9.875% Senior Secured Note due 2018 (included in Exhibit 4.10).

4.13
Supplemental Indenture governing the Registrant's 7.75% senior subordinated notes, dated November 9, 2010, by and between the Registrant and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on November 12, 2010).

4.14
Indenture governing the Registrant's 9.125% senior notes, dated November 10, 2010, by and between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on November 12, 2010).

4.15	Form of 9.125% senior note (included in Exhibit 4.14) .

4.16
Registration Rights Agreement, dated November 10, 2010, by and between the Registrant and J.P. Morgan Securities LLC, on behalf of itself and as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on November 12, 2010).

4.17
Amendment and Restatement Agreement, dated December 3, 2010, among the Registrant, certain financial institutions party thereto as lenders, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on December 9, 2010).

4.18
Second Amended and Restated Credit Agreement, dated December 17, 2010, among the Registrant, certain financial institutions party thereto as lenders, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent and swing line lender (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on December 17, 2010.

10.1
Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.2
Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.3
Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr. (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.4
Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc. (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.5
Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust (incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-12168) for the year ended June 30, 1995).

10.6
Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.7
Ninety-Nine Year Lease, dated December 1, 1978, by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987, to Sam-Will, Inc., d.b.a. Fremont Hotel and Casino (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.8	Form of Indemnification Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-64006), which was declared effective on October 15, 1993).

10.9*
1993 Flexible Stock Incentive Plan and related agreements (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-64006), which was declared effective on October 15, 1993).

10.10*	1993 Directors Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (File No. 333-79895), dated June 3, 1999).

10.11*
1993 Employee Stock Purchase Plan and related agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-64006), which was declared effective on October 15, 1993).

10.12
401(k) Profit Sharing Plan and Trust (incorporated by reference to the Registration Statement on Form S-1 (File No. 33-51672), of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.13*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement (File No. 001-12168) filed with the SEC on April 21, 2000).

10.14*
1996 Stock Incentive Plan (as amended on May 25, 2000) (incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12168) for the quarter ended June 30, 2000).

10.15
Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000 (incorporated by reference to Exhibit 10.36 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12168) for the quarter ended September 30, 2000).

10.16
Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000 (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K (File No. 001-12168) for the year ended December 31, 2000).

10.17*	Annual Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K (File No. 001-12882) for the year ended December 31, 2002).

10.18*
Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2008).

10.19*
Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended March 31, 2008).

10.20*
Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended March 31, 2008).

10.21*
The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees (incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2004).

10.22*
Amendment Number 1 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2004).

10.23*
Amendment Number 2 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2004).

10.24*
Amendment Number 3 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2004).

10.25*
Amendment Number 4 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2004).

10.26
Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino) (incorporated by reference to an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 (File No. 000-26922) filed with the Commission on January 12, 1996).

10.27*
Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended March 31, 2005).

10.28*
Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement (File No. 001-12882) filed with the SEC on April 2, 2008).

10.29
Joint Venture Agreement dated as of January 3, 2006, between Morgans/LV Investment LLC, Echelon Resorts Corporation and for limited purposes, the Registrant and Morgans Hotel Group, L.L.C. (incorporated by reference to Exhibit 10.51 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on January 3, 2006).

10.30*	Summary of Compensation Arrangements (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K (File No. 001-12882) for the year ended December 31, 2009).

10.31*
Amendment Number 5 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K (File No. 001-12882) for the year ended December 31, 2005).

10.32*
Amended and Restated 2000 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882), filed with the SEC on May 24, 2006).

10.33*	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-12882), filed with the SEC on May 24, 2006).

10.34*
Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended June 30, 2006).

10.35
First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated May 15, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended June 30, 2006).

10.36
Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans LV Investment LLC and Echelon Resorts Corporation, Dated June 30, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882), filed with the SEC on July 1, 2008).

10.37
Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans LV Investment LLC and Echelon Resorts Corporation, Dated September 23, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882), filed with the SEC on September 25, 2008).

10.38
Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended June 30, 2006).

10.39
First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A., as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A., as the Syndication Agent and Swing Line Lender, and Citibank, N.A., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended June 30, 2007).

10.40
First Amendment and Consent to First Amended and Restated Credit Agreement, dated as of December 21, 2009, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K (File No. 001-12882) for the year ended December 31, 2009).

10.41
Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2006).

10.42
Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended September 30, 2006).

10.43*
Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on May 24, 2006).

10.44*
Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-12882) filed with the SEC on December 13, 2006).

10.45*
Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended June 30, 2007).

10.46*
Change in Control Severance Plan for Tier I, II and III Executives (incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K (File No. 001-12882) for the year ended December 31, 2006).

10.47
Agreement, dated February 26, 2010, by and among the Registrant; Marina District Development Holding Co., LLC; Boyd Atlantic City, Inc.; MAC, Corp. and MGM Mirage (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12882) for the quarter ended March 31, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations.

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino & Spa, as of and for the three years in the period ended December 31, 2010.
_________________________
*    Management contracts or compensatory plans or arrangements.

**    Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

(b)	The exhibits are set forth in subsection (a)(3) above.

(c)	The financial statement schedules are set forth in (a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

BOYD GAMING CORPORATION

By:	/s/ ELLIE J. BOWDISH
Ellie J. Bowdish Vice President and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith, Josh Hirsberg and Ellie J. Bowdish, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors,	March 15, 2011
William S. Boyd

/S/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	March 15, 2011
Marianne Boyd Johnson	Executive Vice President and Director

/S/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 15, 2011
Keith E. Smith	(Principal Executive Officer)

/S/ JOSH HIRSBERG	Senior Vice President, Chief Financial Officer and Treasurer	March 15, 2011
Josh Hirsberg	(Principal Financial Officer)

/S/ ELLIE J. BOWDISH	Vice President and Chief Accounting Officer	March 15, 2011
Ellie J. Bowdish	(Principal Accounting Officer)

/S/ ROBERT L. BOUGHNER	Executive Vice President,	March 15, 2011
Robert L. Boughner	Chief Business Development Officer and Director

/S/ WIILIAM R. BOYD	Vice President and Director	March 15, 2011
William R. Boyd

/S/ THOMAS V. GIRARDI	Director	March 15, 2011
Thomas V. Girardi

/S/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 15, 2011
Maj. Gen. Billy G. McCoy, Ret. USAF

/S/ FREDERICK J. SCHWAB	Director	March 15, 2011
Frederick J. Schwab

/S/ CHRISTINE J. SPADAFOR	Director	March 15, 2011
Christine J. Spadafor

/S/ PETER M. THOMAS	Director	March 15, 2011
Peter M. Thomas

/S/ VERONICA J. WILSON	Director	March 15, 2011
Veronica J. Wilson

EXHIBIT INDEX

10.30*	Summary of Compensation Arrangements.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations.

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino & Spa, as of and for the three years in the period ended December 31, 2010.
_________________________
*    Management contracts or compensatory plans or arrangements.