Form 10-Q
period 2011-03-31
BOYD GAMING CORP
filed 2011-05-10
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2011
Common stock, $0.01 par value	86,271,482 shares

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

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

The results for the periods indicated are unaudited, however, our condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

When we filed our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission ("SEC") on March 15, 2011, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 with the SEC on May 7, 2010 (the “Provisional Form 10-K” or “Provisional Form 10-Q”, respectively, or collectively, the “Provisional Forms”), the initial acquisition method accounting for the effective change in control of Borgata Hotel Casino and Spa ("Borgata") was incomplete. The application of acquisition method accounting, required in accordance with the authoritative accounting guidance for business combinations, initially had the following effects on our unaudited condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the provisional fair value of the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the provisional fair value of the noncontrolling interest held in trust as a separate component of our stockholders' equity.

Since the filing of the Provisional Forms, we have made adjustments to the provisional fair value amounts recognized at the date of effective change in control, or March 24, 2010, to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the condensed consolidated balance sheet reported as of December 31, 2010, as previously reported in the Provisional Form 10-K; however, the impact on the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2010, as retrospectively adjusted to the statement as reported on the Provisional Form 10-Q was not material, and was therefore not adjusted for any measurement period adjustments.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$173,848	$145,623
Restricted cash	16,736	19,494
Accounts receivable, net	44,300	47,942
Inventories	14,570	16,029
Prepaid expenses and other current assets	31,652	37,153
Income taxes receivable	5,043	5,249
Deferred income taxes	8,269	8,149
Total current assets	294,418	279,639
Property and equipment, net	3,352,950	3,383,371
Assets held for development	1,122,396	1,119,403
Debt financing costs, net	33,573	34,993
Restricted investments	48,080	48,168
Other assets, net	74,690	70,425
Intangible assets, net	528,755	539,714
Goodwill, net	213,576	213,576
Total assets	$5,668,438	$5,689,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,700	$25,690
Non-recourse obligations of variable interest entity	247,409	243,059
Accounts payable	53,215	57,183
Income taxes payable	6,443	6,504
Accrued liabilities	291,622	278,471
Total current liabilities	624,389	610,907
Long-term debt, net of current maturities	3,161,782	3,193,065
Deferred income taxes	360,134	362,174
Other long-term tax liabilities	45,741	44,813
Other liabilities	79,124	83,589
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,271,482 and 86,244,978 shares outstanding	862	862
Additional paid-in capital	638,893	635,028
Retained earnings	557,388	560,909
Accumulated other comprehensive loss, net	(3,886)	(7,594)
Total Boyd Gaming Corporation stockholders’ equity	1,193,257	1,189,205
Noncontrolling interest	204,011	205,536
Total stockholders’ equity	1,397,268	1,394,741
Total liabilities and stockholders’ equity	$5,668,438	$5,689,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Operating revenues:
Gaming	$481,935	$350,405
Food and beverage	92,077	59,982
Room	56,591	31,434
Other	33,031	23,822
Gross revenues	663,634	465,643
Less promotional allowances	98,688	50,508
Net revenues	564,946	415,135
COST AND EXPENSES
Operating costs and expenses:
Gaming	226,609	168,105
Food and beverage	47,568	32,642
Room	12,821	10,050
Other	26,239	19,238
Selling, general and administrative	95,788	70,278
Maintenance and utilities	37,415	24,139
Depreciation and amortization	50,584	40,046
Corporate expense	13,280	12,089
Preopening expenses	1,831	1,063
Write-downs and other items, net	4,707	1,601
Total operating costs and expenses	516,842	379,251
Operating income from Borgata	—	8,146
Operating income	48,104	44,030
Other expense (income):
Interest income	(5)	(4)
Interest expense	57,291	29,007
Fair value adjustment of derivative instruments	217	—
Loss (gain) on early retirements of debt	20	(2,037)
Other non-operating expenses from Borgata, net	—	3,133
Total other expense, net	57,523	30,099
Income (loss) before income taxes	(9,419)	13,931
Income taxes	3,108	(4,249)
Net income (loss)	(6,311)	9,682
Net (income) loss attributable to noncontrolling interest	2,790	(1,247)
Net income (loss) attributable to Boyd Gaming Corporation	$(3,521)	$8,435
Basic net income (loss) per common share:	$(0.04)	$0.10
Weighted average basic shares outstanding	87,157	86,430
Diluted net income (loss) per common share:	$(0.04)	$0.10
Weighted average diluted shares outstanding	87,157	86,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011
(Unaudited and in thousands, except share data)

		Boyd Gaming Corporation Stockholders’ Equity
						Accumulated
	Other			Additional		Other		Total
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Income (loss)	Shares	Amount	Capital	Earnings	Loss, Net	Interest	Equity
Balances, January 1, 2011		86,244,978	$862	$635,028	$560,909	$(7,594)	$205,536	$1,394,741
Net loss	$(3,521)	—	—	—	(3,521)	—	—	(3,521)
Derivative instruments fair value adjustment, net of taxes of $2,053	4,973	—	—	—	—	3,708	1,265	4,973
Comprehensive income	1,452
Comprehensive loss attributable to noncontrolling interest	(1,265)	—	—	—	—	—	(1,265)	(1,265)
Comprehensive income attributable to Boyd Gaming Corporation	$187
Stock options exercised		26,504	—	163	—	—	—	163
Tax effect from share-based compensation arrangements		—	—	(111)	—	—	—	(111)
Share-based compensation costs		—	—	3,813	—	—	—	3,813
Change in noncontrolling interest in Borgata and LVE		—	—	—	—	—	(1,525)	(1,525)
Balances, March 31, 2011		86,271,482	$862	$638,893	$557,388	$(3,886)	$204,011	$1,397,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(6,311)	$9,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,584	40,046
Amortization of debt financing costs	2,031	901
Amortization of discounts on senior secured notes	786	—
Share-based compensation expense	3,813	2,856
Deferred income taxes	(4,214)	684
Operating and non-operating income from Borgata	—	(4,689)
Distributions of earnings received from Borgata	—	1,910
Noncash asset write-downs	4,707	—
(Gain) loss on early retirements of debt	20	(2,037)
Other operating activities	2,808	(96)
Changes in operating assets and liabilities:
Restricted cash	2,759	2,152
Accounts receivable, net	2,882	1,032
Inventories	1,459	1,034
Prepaid expenses and other current assets	5,500	772
Income taxes receivable	220	17,838
Other long-term tax assets	122	—
Other assets, net	(1,088)	(78)
Accounts payable and accrued liabilities	12,692	(116)
Income taxes payable	(61)	(519)
Other long-term tax liabilities	927	490
Other liabilities	(2,291)	1,212
Net cash provided by operating activities	77,345	73,074
Cash Flows from Investing Activities
Capital expenditures	(20,858)	(31,067)
Net cash effect upon change in controlling interest of Borgata	—	26,025
Decrease in restricted investments	88	—
Other investing activities	—	(745)
Net cash used in investing activities	(20,770)	(5,787)
Cash Flows from Financing Activities
Payments on retirements of long-term debt	—	(13,396)
Borrowings under bank credit facility	35,900	208,100
Payments under bank credit facility	(35,900)	(197,900)
Borrowings under Borgata bank credit facility	51,500	29,300
Payments under Borgata bank credit facility	(83,700)	(31,300)
Debt financing costs, net	(511)	(145)
Payments under note payable	—	(46,875)
Proceeds from variable interest entity's issuance of debt	4,428	—
Payments on loans to variable interest entity's members	(79)	—
Other financing activities	12	(71)
Net cash used in financing activities	(28,350)	(52,287)
Increase in cash and cash equivalents	28,225	15,000
Cash and cash equivalents, beginning of period	145,623	93,202
Cash and cash equivalents, end of period	$173,848	$108,202

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$49,889	$27,639
Cash paid (received) for income taxes, net	35	(12,613)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$3,983	$4,395
Fair value adjustment on derivative instruments	5,965	2,462
Assets and Liabilities Recorded at Fair Value (net of Cash Received) Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$—	$29,099
Inventories	—	4,118
Prepaid expenses and other current assets	—	9,201
Deferred income taxes	—	1,290
Property and equipment, net	—	1,293,792
Intangibles	—	14,000
Indefinite lived intangibles	—	65,000
Other assets, net	—	36,641
Fair value of assets	$—	$1,453,141
Current maturities of long-term debt	$—	$632,289
Accounts payable	—	8,729
Income taxes payable	—	7,579
Accrued liabilities	—	66,854
Other long-term liabilities	—	40,204
Fair value of liabilities	$—	$755,655

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

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City.

We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. As discussed in Note 17, Subsequent Events, on April 29, 2011, we and Dania Entertainment Center, LLC entered into an asset purchase agreement for the sale of certain assets and liabilities of Dania Jai-Alai.

Additionally, we own 85 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. At such time, however, we did not anticipate the severity or the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction of Echelon for three to five years, as previously disclosed. We also do not believe that financing for a development project like Echelon is currently available.
Basis of Presentation
Interim Condensed Consolidated Financial Statements
As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010, and the results of our operations and cash flows for the three months ended March 31, 2011 and 2010. Our operating results and cash flows for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that would be achieved for the full year or future periods.

Effective Control of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM's divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 2, Consolidation of Certain Interests. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date we effectively obtained control.

The financial position of Borgata is presented in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010; its results of operations for the three months ended March 31, 2011 and for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, respectively. We also recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidation of Variable Interest Entity
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts LLC ("Echelon Resorts"), we have entered into an Energy Sales Agreement ("ESA") with LVE to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. In April 2007, we entered into an ESA with LVE to provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

LVE began construction of the facility in 2007 and expected to provide full energy services to Echelon in 2010, when we originally expected to open. However, LVE suspended construction in January 2009, after our announcement of the delay of Echelon. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). LVE has agreed not to initiate any litigation with respect to its April 3, 2009 claim of an alleged breach of the ESA and both Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and that any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon Resorts has agreed to pay LVE, beginning March 4, 2011, a monthly periodic fee (the “Periodic Fee”) and an operation and maintenance fee until Echelon Resorts either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resorts' prior approval.

Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and the related distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.

New consolidation guidance regarding the variable interest model became effective on January 1, 2010. Under this new qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Upon adoption, this guidance required us to consolidate LVE for financial statement purposes, as we determined that we are presently the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries.

In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, and its results of operations for the three months ended March 31, 2011 and the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, approximately $1.42 billion and $1.45 billion, respectively, of our consolidated total assets related to Borgata.

Additionally, the financial position of LVE is consolidated in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, and its results of operations for the three months ended March 31, 2011 are included in our condensed consolidated statements of operations and cash flows during such period. At March 31, 2011, approximately $252.8 million of our consolidated total assets related to LVE, however, certain of these assets, approximating $198.7 million, are pledged as security on LVE's outstanding construction loan advances, and an additional $48.1 million of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing. At December 31, 2010, approximately $249.7

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

million of our consolidated total assets related to LVE, however, certain of these assets, approximating $196.4 million, were pledged as security on LVE's outstanding construction loan advances, and an additional $48.2 million of such assets were held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. See Note 2, Consolidation of Certain Interests.
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

Amortizing intangible assets: Customer relationships represent the value of repeat business associated with our customer loyalty programs. These intangible assets are being amortized on an accelerated method over their approximate useful life. Favorable lease rates represent the amount by which acquired lease rental rates are favorable to market terms. These favorable lease values are amortized over the remaining lease term, primarily on leasehold land interests, ranging in remaining duration from 41 to 52 years.

Indefinite lived intangible assets: Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, performed in the second quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

approach, and trademarks are tested for impairment using the relief-from-royalty method.

Long-Term Debt, Net
Long-term debt is reported at amortized cost. The discount on the senior secured notes and the transaction costs paid to the initial purchasers upon issuance of the senior and senior secured notes are recorded as an adjustment to the face amount of our outstanding debt. This resulting difference between the net proceeds upon issuance of the senior and senior secured notes and the face amount of the senior and senior secured notes is accreted to interest expense using the effective interest method.

Noncontrolling Interest
Noncontrolling interest is the portion of the ownership in Borgata not directly attributable to Boyd, as well as the ownership of LVE, none of which is attributable to Boyd, and is reported as a separate component of our stockholders' equity in our condensed consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At March 31, 2011 and December 31, 2010, there was a noncontrolling interest of $214.8 million and $219.3 million, respectively, associated with the portion of ownership in Borgata that is not attributable to the stockholders of Boyd Gaming Corporation. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and began consolidating its financial statements at that date. At March 31, 2011 and December 31, 2010, there was a noncontrolling interest loss of $10.8 million and $13.7 million, respectively, associated with the ownership in LVE that is not attributable to the stockholders of Boyd Gaming Corporation.

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

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowances
The amounts included in promotional allowances for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Rooms	$30,104	$14,639
Food and beverage	42,494	29,914
Other	26,090	5,955
Total promotional allowances	$98,688	$50,508
The estimated costs of providing such promotional allowances for the three months ended March 31, 2011 and 2010 are as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Rooms	$13,073	$7,960
Food and beverage	38,485	29,607
Other	3,797	1,568
Total	$55,355	$39,135

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense on the condensed consolidated statements of operations. These taxes totaled approximately $63.8 million and $53.9 million for the three months ended March 31, 2011 and 2010, respectively.

Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, consisted of the following amounts:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Earnings per share:
Basic weighted average shares outstanding	87,157	86,430
Potential dilutive effect	—	171
Diluted weighted average shares outstanding	87,157	86,601

Due to the net loss for the three months ended March 31, 2011, the effect of all potential common shares was anti-dilutive, and therefore were not included in the computation of diluted earnings per share. Anti-dilutive options totaling 7.8 million and 8.2 million have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, recoverability of assets held for development, measurement of the fair value of our controlling interest and the noncontrolling interest in Borgata, fair values of acquired assets and liabilities, estimated cash flows in assessing the recoverability of long-lived assets and assumptions relative to the valuation and impairment of goodwill and intangible assets, estimated valuation allowances for deferred tax assets, slot bonus point programs, certain tax liabilities and uncertain tax positions, self-insured liability reserves, share-based payment valuation assumptions, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, fair values of derivative instruments, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Convergence Project
The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board (“IASB”) have each committed to develop high quality, compatible accounting standards that could be used for both domestic and cross-border financial reporting through a convergence of the presently separate standards. The FASB believes that the ultimate goal of convergence is a single set of high-quality, international accounting standards that companies worldwide would use for both domestic and cross-border financial reporting, which would require the convergence of GAAP and International Financial Reporting Standards ("IFRS").

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

The FASB and IASB are working towards a work plan to address the significant differences in existence today; however, converged standards may be issued in 2011. While the ultimate timing of adoption of IFRS in the United States has not been committed, we will continue to evaluate the potential impact of the convergence standards on our consolidated financial statements.

NOTE 2.    CONSOLIDATION OF CERTAIN INTERESTS

Controlling Interest
Borgata Hotel Casino and Spa
Overview
We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal request to the New Jersey Casino Control Commission ("NJCCC") that the NJCCC reopen the gaming license held by Borgata. In June 2005, the NJCCC had renewed Borgata's gaming license for a five-year term. The Letter indicated that the NJDGE's reopening request was for the exclusive purpose of examining the qualifications of MGM, in light of the issues raised by the “Special Report” of the NJDGE to the NJCCC on its investigation of MGM's joint venture in Macau, Special Administrative Region, People's Republic of China. The Letter noted that the NJDGE had found that neither we nor the Holding Company had any involvement with MGM's development activities in Macau and also expressed the NJDGE's confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM's qualifications without negatively affecting the casino license, the operation of Borgata or us.

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

Acquisition Method Accounting
The application of the acquisition method accounting guidance had the following effects on our condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity. The provisional fair value measurements and estimates of these items were estimated as of the date we effectively obtained control, and through March 31, 2010.

The provisional fair value measurements and estimates of these items have been subsequently refined. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, the Company had not completed its procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. The Company's subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement adjustments were identified and retrospectively recorded in the condensed consolidated balance sheet as of December 31, 2010, and certain disclosures were updated to reflect the measurement period adjustments, as reflected herein.

Measurement Period Adjustments
The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities including the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.

The results as reported herein will differ from the stand alone results as separately reported by Borgata, as these measurement period adjustments have not been pushed down to Borgata.

More specifically, the provisional assets and liabilities, as initially recorded as of March 24, 2010, were impacted by the valuation as follows:

	Fair Value	Provisional Value	Adjustment
	(In thousands)
ASSETS
Cash	$26,025	$26,025	$—
Current assets	43,708	43,945	(237)
Property and equipment, net	1,293,792	1,352,320	(58,528)
Other assets, net	36,641	40,099	(3,458)
Customer lists	14,000	—	14,000
Trademark	65,000	—	65,000
Value of assets	$1,479,166	$1,462,389	$16,777

LIABILITES
Current maturities of long-term debt	$632,289	$632,289	$—
Other current liabilities	83,162	84,470	(1,308)
Other long-term liabilities	40,204	40,642	(438)
Value of liabilities	$755,655	$757,401	$(1,746)

CONTROLLING INTEREST	$397,931	$367,897	$30,034

NONCONTROLLING INTEREST	$325,580	$337,091	$(11,511)

Retrospective Adjustment to Condensed Consolidated Balance Sheet
We have retrospectively adjusted the provisional values to reflect the fair valuation, and therefore, the condensed consolidated balance sheet as of December 31, 2010 presented herein reflects the adjustments above.

	As Orignally Reported	Aquisition Method Accounting Adjustments	As Retrospectively Adjusted
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$145,623	$—	$145,623
Restricted cash	19,494	—	19,494
Accounts receivable, net	47,942	—	47,942
Inventories	16,029	—	16,029
Prepaid expenses and other curent assets	37,390	(237)	37,153
Income taxes receivable	5,249	—	5,249
Deferred income taxes	8,149	—	8,149
Total current assets	279,876	(237)	279,639
Property and equipment, net	3,471,933	(88,562)	3,383,371
Assets held for development	1,119,403	—	1,119,403
Debt financing costs, net	38,451	(3,458)	34,993
Restricted investments	48,168	—	48,168
Other assets, net	70,425	—	70,425
Intangible assets, net	460,714	79,000	539,714
Goodwill, net	213,576	—	213,576

Total assets	$5,702,546	$(13,257)	$5,689,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$25,690	$—	$25,690
Non-recourse obligations of variable interest entity	243,059	—	243,059
Accounts payable	57,183	—	57,183
Income taxes payalbe	6,504	—	6,504
Accrued liabilites	279,779	(1,308)	278,471
Total current liabilities	612,215	(1,308)	610,907
Long-term debt, net of current maturities	3,193,065	—	3,193,065
Deferred income taxes	360,342	1,832	362,174
Other long-term tax liabilities	44,813	—	44,813
Other liabilities	85,859	(2,270)	83,589
Stockholders' equity
Preferred stock	—	—	—
Common stock	862	—	862
Additional paid-in-capital	635,028	—	635,028
Retained earnings	560,909	—	560,909
Accumulated other comprehensive loss, net	(7,594)	—	(7,594)
Total Boyd Gaming Corporation stockholders' equity	1,189,205	—	1,189,205
Noncontrolling interest	217,047	(11,511)	205,536
Total stockholders' equity	1,406,252	(11,511)	1,394,741
Total liablities and stockholders' equity	$5,702,546	$(13,257)	$5,689,289

Condensed Consolidated Statements of Operations
We have not applied the measurement period adjustments retrospectively to the condensed consolidated statements of operations for the quarters ended March 31, June 30 or September 30, 2010, as previously reported in the Provisional Form 10-Qs, because the impact on such, as retrospectively adjusted to the statements as reported was not material. The measurement period adjustments were instead recorded as a cumulative adjustment to the quarter ended March 31, 2011. Had the measurement period adjustments been retrospectively adjusted, the results of operations would have reflected the following impact as if the adjustment had been recorded on the date of effective control, in the following amounts, for the following periods throughout the year ended December 31, 2010:

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	First Quarter 2011	Cumulative Impact to First Quarter 2011
	(In thousands)
Maintenance and utilities	$—	$47	$47	$47	$47	$188
Depreciation and amortization	55	703	926	537	354	2,575
Write downs and other items, net	—	(23)	(10)	(28)	5,000	4,939
Total operating costs and expenses	55	727	963	556	5,401	7,702
Interest expense	—	(1,019)	(2,439)	—	—	(3,458)
Total other expense, net	—	(1,019)	(2,439)	—	—	(3,458)
Income (loss) before income taxes	$55	$(292)	$(1,476)	$556	$5,401	$4,244

Bargain Purchase Gain

The fair valuation resulted in the recording of a bargain purchase gain, due to the excess fair value of Borgata over the historical basis of our equity interest in Borgata. Recorded in write-downs and other items, net on the condensed consolidated statement of operations, this gain was recorded as a cumulative adjustment during the three months ended March 31, 2011. The gain was computed as follows:

Bargain Purchase Gain
(In thousands)
Fair value of controlling equity interest	$397,931
Carrying value of equity investment in Borgata	397,622
Bargin purchase gain	$309

The fair value of our controlling interest included a $72.4 million control premium, which is reflected in the fair value of the enterprise, and included in the calculation of the bargain purchase gain. A control premium of 10% was applied to the enterprise value members' equity, excluding interest bearing debt, to calculate an indicated value of equity on a controlling basis. We believe the control premium reflects the value of our influence, mitigated by only a 50% interest and return.

Results of Operations of Borgata
(for the period from March 24, 2010 through March 31, 2010)
reflecting amounts included on a consolidated basis
The results of Borgata, as included in the accompanying condensed consolidated statement of operations from the date we effectively obtained control, March 24, 2010, through March 31, 2010 are presented below. These results of operations do not reflect the retrospective impact from the measurement period adjustments discussed above, as such amounts were not material to the three months ended March 31, 2010.

March 24 through March 31, 2010
(In thousands)
REVENUES
Operating revenues:
Gaming	$15,945
Food and beverage	3,146
Room	2,248
Other	664
Gross revenues	22,003
Less promotional allowances	5,227
Net revenues	16,776

COSTS AND EXPENSES
Operating costs and expenses:
Gaming	4,125
Food and beverage	2,470
Room	765
Other	578
Selling, general and administrative	1,459
Maintenance and utilities	2,476
Depreciation and amortization	1,625
Total operating costs and expenses	13,498

Operating income	3,278

Other expense
Interest expense	484
Total other expense, net	484

Income before income taxes	2,794
Income taxes	(300)
Net income	$2,494

Supplemental Pro Forma Information
Pro Forma Condensed Consolidated Statement of Operations
for the three months ended March 31, 2010
The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred as of the beginning of the earliest period presented herein, or on January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the quarter ended March 31, 2010 would have been had the consolidation of Borgata been completed as of the earlier date, nor are they indicative of any future results.

	Three Months Ended March 31, 2010
	Boyd Gaming Historical	Borgata	Eliminations	Boyd Gaming Pro Forma
	(In thousands)
REVENUES
Operating revenues:
Gaming	$334,460	$153,776	$—	$488,236
Food and beverage	56,836	34,363	—	91,199
Room	29,186	26,402	—	55,588
Other	23,158	9,843	—	33,001
Gross revenues	443,640	224,384	—	668,024
Less promotional allowances	45,281	49,318	—	94,599
Net revenues	398,359	175,066	—	573,425
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	163,980	63,986	—	227,966
Food and beverage	30,172	15,970	—	46,142
Room	9,285	2,950	—	12,235
Other	18,660	7,705	—	26,365
Selling, general and administrative	68,819	30,440	—	99,259
Maintenance and utilities	21,663	15,998	—	37,661
Depreciation and amortization	38,421	18,379	—	56,800
Corporate expense	12,089	—	—	12,089
Preopening expenses	1,063	—	—	1,063
Write-downs and other items, net	1,601	68	—	1,669
Total operating costs and expenses	365,753	155,496	—	521,249
Operating income from Borgata	9,785	—	(9,785)	—
Operating income	42,391	19,570	(9,785)	52,176
Other expense (income):
Interest income	(4)	—	—	(4)
Interest expense, net of amounts capitalized	28,523	5,544	—	34,067
Gain on early retirements of debt	(2,037)	—	—	(2,037)
Other non-operating expenses from Borgata, net	3,525	—	(3,525)	—
Total other expense, net	30,007	5,544	(3,525)	32,026
Income before income taxes	12,384	14,026	(6,260)	20,150
Income taxes	(3,949)	(1,506)	—	(5,455)
Net income	8,435	12,520	(6,260)	14,695
Noncontrolling interest	—	—	(6,260)	(6,260)
Net income attributable to Boyd Gaming Corporation	$8,435	$12,520	$(12,520)	$8,435
Basic net income per common share	$0.10			$0.10
Weighted average basic shares outstanding	86,430			86,430
Diluted net income per common share	$0.10			$0.10
Weighted average diluted shares outstanding	86,601			86,601

The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions affecting the statement of operations between the Boyd wholly-owned entities and Borgata which would require elimination during the quarter ended March 31, 2010.

Variable Interest
Las Vegas Energy Partners, LLC
The effects of the consolidation of LVE on our financial position as of March 31, 2011 and December 31, 2010, and its impact on our results of operations for the three months ended March 31, 2011 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statement of operations are presented below.

The primary impact on our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 was as follows:

	HISTORICAL Boyd Gaming Corporation	LVE, LLC	CONSOLIDATED Boyd Gaming Corporation
	(In thousands)
as of March 31, 2011
ASSETS
Restricted cash	$16,138	$598	$16,736
Prepaid expenses and other current assets	30,747	905	31,652
Assets held for development	923,701	198,695	1,122,396
Restricted investments	—	48,080	48,080
Other assets	70,264	4,426	74,690

LIABILITIES
Non-recourse obligations of variable interest entity	$—	$247,409	$247,409
Accounts payable	52,908	307	53,215
Accrued liabilities	290,593	1,029	291,622
Other liabilities	61,612	17,512	79,124

STOCKHOLDERS' EQUITY
Noncontrolling interest	$214,848	$(10,837)	$204,011

as of December 31, 2010
ASSETS
Assets held for development	$923,038	$196,365	$1,119,403
Restricted investments	—	48,168	48,168
Other assets	65,963	4,462	70,425

LIABILITIES
Non-recourse obligations of variable interest entity	$—	$243,059	$243,059
Accounts payable	56,790	393	57,183
Accrued liabilities	277,431	1,040	278,471
Other liabilities	64,631	18,958	83,589

STOCKHOLDERS' EQUITY
Noncontrolling interest	$219,254	$(13,718)	$205,536

The impact on our condensed consolidated statement of operations for the three months ended March 31, 2011 was as follows:

	HISTORICAL Boyd Gaming Corporation	LVE, LLC	CONSOLIDATED Boyd Gaming Corporation
		(In thousands)
COSTS AND EXPENSES
Maintenance and utilities	$36,518	$897	$37,415
Preopening expenses	4,472	(2,641)	1,831

Operating income	$46,360	$1,744	$48,104

Other expense
Interest expense	$57,164	$127	$57,291

Income (loss) before income taxes	$(11,035)	$1,616	$(9,419)
Income taxes	3,108	—	3,108
Net income (loss)	(7,927)	1,616	(6,311)
Net income (loss) attributable to noncontrolling interest	4,406	(1,616)	2,790
Net loss attributable to Boyd Gaming Corporation	$(3,521)	$—	$(3,521)

The reduction in preopening expense, the most significant adjustment noted in the table above, reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee is recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it is actually paid to LVE directly on a monthly basis.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following.

	March 31, 2011	December 31, 2010
	(In thousands)
Land	$578,779	$578,779
Buildings and improvements	3,308,760	3,307,674
Furniture and equipment	1,136,881	1,131,837
Riverboats and barges	167,420	167,420
Other	27,853	25,423
Total property and equipment	5,219,693	5,211,133
Less accumulated depreciation	1,866,743	1,827,762
Property and equipment, net	$3,352,950	$3,383,371

Depreciation expense for the three months ended March 31, 2011 and 2010 was $45.8 million and $40.0 million, respectively. The amounts recorded during the three months ended March 31, 2011 include the effect of certain measurement period adjustments.

Other property and equipment presented in the table above primarily relates to costs capitalized in conjunction with major improvements and that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

NOTE 4.    ASSETS HELD FOR DEVELOPMENT

Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following.

	March 31, 2011	December 31, 2010
	(In thousands)
Echelon Project Infrastructure
Land	$213,649	$213,649
Construction and development costs	500,795	500,132
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	198,695	196,365
Total assets held for development	$1,122,396	$1,119,403

Echelon Project Infrastructure
At March 31, 2011 and December 31, 2010, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. We expect to additionally incur approximately $0.3 million to $3.0 million of capitalized costs annually, principally related to such items as offsite fabrication of a skylight and curtain wall as well as offsite improvements.

In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $13.0 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to the ESA entered into between Echelon Resorts and LVE.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Another scenario is the full development of the project, as designed, at a later date. The cash inflows related to this option represent the revenue projections for the individual components associated with each planned construction element (casino, hotel, food and beverage, retail, convention and other), based upon the estimated respective dates of completion and particular graduated supply absorption rates. These projections are offset by outflows for incurred and estimated costs to complete the development. For costs already incurred, and to compensate for potential losses due to the delay, we adjusted for (i) physical deterioration; (ii) functional obsolescence; and (iii) economic obsolescence. Physical deterioration is impairment to the condition of the asset brought about by “wear and tear,” disintegration, and/or the action of the elements. Functional obsolescence is the impairment in the efficiency of the asset brought about by such factors as inadequacy or change in technology that affect the asset. Economic obsolescence is the impairment in the desirability of the asset arising from external economic forces, building code enhancements or changes in supply and demand relationships. For estimated costs to complete, we applied selected construction expense growth rates to our present cost analysis. In addition to these hard and soft construction costs, we estimated outflows for preservation costs that are intended and required to maintain the development site and the existing structures as well as development materials for future use. These net outflows were incrementally added to our estimated operating and ongoing maintenance costs, to establish the undiscounted net cash flow of the project.

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

These assets are tested for recoverability whenever events or changes in circumstances indicate that such amounts may not be recoverable. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 6, Non-recourse Obligations of Variable Interest Entity below.

NOTE 5.    INTANGIBLE ASSETS

Intangible assets consist of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Weighted Average Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
	(In thousands)
Amortizing Intangibles:
Customer relationships	3.9 years	$14,400	$(6,098)	$—	$8,302
Favorable lease rates	43.8 years	45,370	(7,043)	—	38,327
		59,770	(13,141)	—	46,629

Non-amortizing intangible assets:
Trademarks	Indefinite	115,700	—	(5,000)	110,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(167,500)	482,126
March 31, 2011		$743,356	$(47,101)	$(167,500)	$528,755

Amortizing Intangibles:
Customer relationships	5 years	$14,400	$(400)	$—	14,000
Favorable lease rates	43.8 years	45,370	(6,782)	—	38,588
		59,770	(7,182)	—	52,588
Non-amortizing intangible assets:
Trademarks	Indefinite	115,700	—	—	115,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(162,500)	487,126
December 31, 2010		$743,356	$(41,142)	$(162,500)	$539,714

Customer Relationships
Customer relationships represent the value of repeat business associated with our customer loyalty programs. The value of customer relationships is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to these customers, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: revenue of our rated customers, based on expected level of play; promotional allowances provided to these existing customers; attrition rate related to these customers; operating expenses; general and administrative expenses; trademark expense; discount rate; and the present value of tax benefit. The projections and assumptions were forecasted within this model for a three year and nine month period of time.

Favorable Lease Rates
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

Trademarks
Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the Borgata name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

for fifteen years.

Gaming License Rights
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

Activity For the Three Months Ended March 31, 2011 and 2010
The following table sets forth the changes in these intangible assets during the three months ended March 31, 2011 and 2010:

	Customer Relationships		Favorable Lease Rates	Trademarks	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Three Months Ended March 31, 2011
Balance December 31, 2010	$14,000		$38,588	$115,700	$371,426	$539,714
Additions	—		—	—	—	—
Impairments	—		—	(5,000)	—	(5,000)
Amortization	(5,698)		(261)	—	—	(5,959)
Balance March 31, 2011	$8,302		$38,327	$110,700	$371,426	$528,755

Three Months Ended March 31, 2010
Balance December 31, 2009	$—		$39,632	$50,700	$371,426	$461,758
Additions	14,000		—	65,000	—	79,000
Amortization	—	—	(262)	—	—	(262)
Balance March 31, 2010	$14,000		$39,370	$115,700	$371,426	$540,496

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate four-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average useful life of 43.8 years. Future amortization is as follows:

For the Year Ending December 31,	Customer Relationships	Favorable Lease Rates	Total
	(In thousands)
2011 (remainder)	$3,564	$783	$4,347
2012	3,174	1,043	4,217
2013	1,564	1,043	2,607
2014	—	1,043	1,043
2015	—	1,043	1,043
Therafter	—	33,372	33,372
	$8,302	$38,327	$46,629

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life, however these assets are subject to an annual impairment test.

Impairment Testing
We perform an annual impairment test of our indefinite lived intangible assets in the second quarter of each year, and between

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

annual test dates in certain circumstances.

During the three months ended March 31, 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced during the three months ended March 31, 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

Our analysis consisted of a valuation of the trademark, using the relief from royalty method, as discussed above. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test shall consist of a comparison of the fair value of trademark with its carrying amount. As a result, we recorded a $5.0 million impairment to the trademark, representing the amount by which the carrying amount exceeded its fair value.

We did not record any impairment charges during the three months ended March 31, 2010.

NOTE 6.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY

The non-recourse obligations of variable interest entity represent the outstanding debt of LVE, all of which is classified as current, and is comprised of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Construction and term loan facility	$120,494	$120,572
Tax-exempt variable rate bonds	100,000	100,000
Notes payable to members of variable interest entity	26,915	22,487
	$247,409	$243,059

Assets serving as collateral for these debt obligations had a carrying value of $246.8 million and $244.5 million at March 31, 2011 and December 31, 2010, respectively, and primarily consist of certain assets held for development and restricted investments. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 includes $1.6 million of income and $2.4 million of net operating cash outflows, respectively, related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $120.5 million was outstanding at March 31, 2011. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. Although LVE's loan is presently in default, and classified as current, the original loan maturities are as follows: $4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

The construction loan bears interest at a variable rate based on the London InterBank Offered Rate ("LIBOR"). LVE entered into an interest rate swap with scheduled increases in the notional amount designed to fix the LIBOR portion of the interest rate on this debt until its maturity in November 2013, which was hedged against the outstanding debt. However, due to the construction delays, the outstanding amount of debt did not increase as fast as the contractual increases in notional amount of the swap, which rendered a portion of the swap ineffective. The effective rate on the outstanding construction loan, including the impact of the effective portion of the swap, was approximately 7.3% at March 31, 2011.

Tax-exempt Variable Rate Bonds
In December 2007, LVE issued $100.0 million of tax-exempt variable rate bonds through the State of Nevada Department of Business and Industry, which mature in October 2035. Unused proceeds from the tax-exempt, variable rate bonds are required to be escrowed pending approved construction expenditures. Such unused funds are reported as restricted investments on our

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consolidated balance sheet.

The tax-exempt variable rate bonds bear interest at rates that are determined by a remarketing agent on a weekly basis. LVE entered into an interest rate swap with a total notional amount of $100.0 million that effectively fixes the underlying interest rate index on these bonds until November 2013. Investors in these bonds receive liquidity and credit support provided by a letter of credit from a commercial bank. This letter of credit expires in November 2013, but can be accelerated by the bank in the event of a default under the construction and term loan facility. The effective interest rate on these bonds, including the impact of the swap and cost of the related letter of credit, was approximately 6.3% at March 31, 2011.

Events of Default
The central energy center and district energy system are being financed by LVE with debt that is non-recourse to us. The outstanding balance of LVE's bank debt is approximately $220.5 million as of March 31, 2011, consisting of borrowing under the construction and term loan facility of $120.5 million and outstanding tax-exempt bonds of $100.0 million. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required the LVE joint venture partners to guarantee the payment of future interest costs by LVE through December 2010. In addition, the LVE joint venture partners had each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when construction of Echelon was suspended. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.

As a result of the ongoing construction delay, the central energy center and district energy system was not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE's debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes; however, as of March 31, 2011, LVE was in default under the financing agreements with the banks, and all its debt has been presented as currently due.

NOTE 7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Payroll and related expenses	$77,543	$73,054
Interest	59,263	51,347
Gaming liabilities	63,488	70,908
Accrued expenses and other liabilities	91,328	83,162
Total accrued liabilities	$291,622	$278,471

NOTE 8.    LONG-TERM DEBT

Long-term debt, net of current maturities consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,425,000	$—	$—	$1,425,000
9.125% senior notes due 2018	500,000	—	(9,485)	490,515
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,593	—	—	11,593
	$2,393,011	$—	$(9,485)	$2,383,526

Borgata Debt:
Bank credit facility	28,700	—	—	28,700
9.50% senior secured notes due 2015	400,000	(3,813)	(8,953)	387,234
9.875% senior secured notes due 2018	400,000	(2,591)	(9,387)	388,022
	$828,700	$(6,404)	$(18,340)	$803,956
Less current maturities	25,700	—	—	25,700
Long-term debt, net	$3,196,011	$(6,404)	$(27,825)	$3,161,782

	December 31, 2010
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,425,000	$—	$—	$1,425,000
9.125% senior notes due 2018	500,000	—	(9,794)	490,206
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,761	—	—	11,761
	$2,393,179	$—	$(9,794)	$2,383,385

Borgata Debt:
Bank credit facility	60,900	—	—	60,900
9.50% senior secured notes due 2015	400,000	(3,969)	(9,319)	386,712
9.875% senior secured notes due 2018	400,000	(2,648)	(9,594)	387,758
	$860,900	$(6,617)	$(18,913)	$835,370
Less current maturities	25,690	—	—	25,690
Long-term debt, net	$3,228,389	$(6,617)	$(28,707)	$3,193,065

Bank Credit Facility
Significant Terms
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (including $500 million of term loans, and excluding $548.8 million in non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the former credit facility) through additional revolving credit or term loans under the Amended Credit Facility.

Pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, which commenced on March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving and term loans under the Amended Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin under the Amended Credit Facility is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility.

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

Guarantees
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

Financial and Other Covenants
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Trailing Four Quarters Ending	Maximum Total Leverage Ratio
December 31, 2010 through and including December 31, 2011	7.75 to 1.00
March 31, 2012 through and including September 30, 2012	7.50 to 1.00
December 31, 2012 and March 31, 2013	7.25 to 1.00
June 30, 2013	7.00 to 1.00
September 30, 2013 and December 31, 2013	6.75 to 1.00
March 31, 2014	6.50 to 1.00
June 30, 2014	6.25 to 1.00
September 30, 2014	6.00 to 1.00
December 31, 2014	5.75 to 1.00
March 31, 2015 and thereafter	5.50 to 1.00

The maximum permitted Secured Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). The following table provides our maximum Secured Leverage Ratio during the remaining term of the Amended Credit Facility.

For the Trailing Four Quarters Ending	Maximum Secured Leverage Ratio
December 31, 2010 through and including March 31, 2012	4.50 to 1.00
June 30, 2012 and September 30, 2012	4.25 to 1.00
December 31, 2012 and March 31, 2013	4.00 to 1.00
June 30, 2013 and September 30, 2013	3.75 to 1.00
December 31, 2013 and March 31, 2014	3.50 to 1.00
June 30 2014 and thereafter	3.25 to 1.00

Compliance with Financial Covenants
We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at March 31, 2011, were 2.35 to 1.00, 7.12 to 1.00 and 4.24 to 1.00, respectively.

At March 31, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at March 31, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that a 5.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at March 31, 2011, assuming our current level of interest expense remains constant, we estimate that a 14.9% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

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

Debt Financing Costs
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility. The blended interest rates for outstanding borrowings under our Amended Credit Facility at each of March 31, 2011 and December 31, 2010 were 3.3%. At March 31, 2011, approximately $1.4 billion was outstanding under our Amended Credit Facility, with $16.0

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

million allocated to support various letters of credit, leaving remaining contractual availability of approximately $567.8 million.

Senior Notes
9.125% Senior Notes due December 2018.
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, commencing on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at March 31, 2011. In addition, upon the occurrence of a change of control (as defined in the indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014.
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2011. Effective April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016.
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the three months ended March 31, 2011. During the three months ended March 31, 2010, we purchased and retired $15.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million, resulting in a gain of $2.0 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

Indentures
The indentures governing the senior and senior subordinated notes each include permitted investment clauses, the most restrictive of which limits the amount of permitted investments to a basket of $150 million, increased by a calculated amount including 50% of net income, as defined in the indentures, and net of previous permitted investments. Also, the indentures allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indentures, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior and senior subordinated notes were issued; however, at March 31, 2011, our coverage ratio (as defined in the indentures) is below 2.0 to 1.0.

Borgata Bank Credit Facility
Significant Terms
In August 2010, Marina District Finance Company, Inc. (“MDFC”) closed a $950 million debt financing, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of MDDC, which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

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

At March 31, 2011, the outstanding balance under the Borgata bank credit facility was $28.7 million, leaving contractual availability of $121.3 million. The blended interest rate on the outstanding borrowings at March 31, 2011 was 4.5%.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial and Other Covenants
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at March 31, 2011, were $164.3 million and $121.4 million, respectively.
At March 31, 2011, assuming similar levels of consolidated EBITDA, a projected trailing twelve-month decline of 8.7% in such consolidated EBITDA would cause us to exceed our minimum covenant.
However, in the event that we project our minimum consolidated EBITDA may decline by such levels or more, we could implement certain actions in an effort to minimize the possibility of a breach of the covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs; and/or requesting relief from or modification to such covenant.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, and commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2011.

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

9.875% Senior Secured Notes Due 2018.
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, and commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2011.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

option to redeem the 2018 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.

The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At March 31, 2011, the effective interest rate on the 9.50% notes due 2015 notes was 10.2% and on the 9.875% notes due 2018 was 10.3%.

Registration Rights Agreement
In connection with the private placement of the notes, MDFC entered into a registration rights agreement with the initial purchasers in which it agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. MDFC must use reasonable best efforts to have the registration statement declared effective within 310 days after the issuance of the notes and consummate the exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event MDFC does not meet the registration statement filing requirements. MDFC has filed a registration statement and currently intends to have it declared effective and consummate any exchange offer within these time periods. Accordingly, MDFC does not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

NOTE 9. DERIVATIVE INSTRUMENTS

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

Interest Rate Swap Agreements
The Company has entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Amended Credit Facility. At March 31, 2011 and December 31, 2010, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These interest rate swap agreements modify the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating-rate debt to a fixed rate.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010. As of both March 31, 2011 and December 31, 2010, these interest rate swaps are included in other long-term liabilities.

			Fair Value of Liability
	Notional		March 31,	December 31,
Effective Date	Amount	Fixed Rate	2011	2010	Maturity Date
September 28, 2007	$100,000	5.13%	$1,210	$2,374	June 30, 2011
September 28, 2007	200,000	5.14%	2,421	4,751	June 30, 2011
June 30, 2008	200,000	5.13%	2,419	4,746	June 30, 2011
Totals	$500,000		$6,050	$11,871
If we had terminated our interest rate swaps as of March 31, 2011 or December 31, 2010, we would have been required to pay a total of $6.1 million or $12.0 million, respectively, based on the settlement values of such derivative instruments.

Hedge Accounting
These derivative instruments were accounted for as cash flow hedges through September 30, 2010. Accounting for cash flow hedging requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company's hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred, nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.

However, on October 1, 2010, in anticipation of the refinancing of our former bank credit facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount is being amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings.

Fair Value
Fair value approximates the amount we would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

The fair values of our derivative instruments at March 31, 2011 and December 31, 2010 include $0.04 million and $0.2 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

Classification of Changes in Fair Value
The effect of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship - Interest Rate Swap Contracts	Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
March 31, 2011	$5,761	Interest expense	$(5,761)
March 31, 2010	1,949	Interest expense	512

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Contracts	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivative (Ineffective Portion)
March 31, 2011	Fair value adjustment of derivative instruments	$(217)
March 31, 2010	Fair value adjustment of derivative instruments	—

The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $5.8 million and $5.6 million for the three months ended March 31, 2011 and 2010, as compared to the contractual rate of the underlying hedged debt, for these periods.

During the three months ended March 31, 2011, due to the de-designation of our interest rate swap agreements as hedges during 2010, we recognized $0.2 million as a loss on the change in the fair value of these swaps. In addition, during the three months ended March 31, 2011 and 2010, the Company amortized $5.8 million and accreted $0.5 million in OCI related to these, and other derivatives that were previously de-designated as hedging instruments.
During the remainder of 2011, the Company anticipates that approximately a $5.7 million loss will be reclassified from OCI to earnings, as part of interest expense, related to effective hedge results during the period the hedge was in effect.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 12, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.3 million to $19.6 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit, and appealed both the denial of the refund claim as well as the assessment in a hearing before the Nevada Administrative Law Judge in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 assessment. We intend to appeal the decision to the Nevada State Tax Commission (the "Commission") and expect the Department to appeal as well. Due to uncertainty surrounding the ultimate resolution of the Commission appeal, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain or accrue any liability until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.

Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. Such reduction resulted in the reversal of previously accrued property tax expenses of approximately $3.1 million. We have not received valuation notices for years 2008 through 2011. We believe the assessment for the period from January 1, 2008 through March 31, 2011 could result in a property tax assessment ranging between $12.0 million and $25.2 million. We have accrued, net of the payments discussed above, approximately $19.8 million of property tax liability as of March 31, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final assessment notices for the period June 1, 2008 through 2011, which have not been received as of March 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
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

During the three months ended March 31, 2011 or 2010, we did not repurchase any shares of our common stock. We are currently

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends
Dividends are declared at our Board of Director's discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2011 or 2010.

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Gaming	$52	$74
Food and beverage	10	14
Room	5	6
Selling, general and administrative	265	423
Corporate expense	3,481	2,339
Total shared-based compensation expense	$3,813	$2,856

NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying condensed consolidated statements of stockholders' equity. The cumulative balance of other comprehensive income consists solely of fair value adjustments related to hedged derivative instruments.

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at March 31, 2011 relates to certain derivative instruments that we de-designated as cash flow hedges. As a result, we expect $5.8 million of deferred net losses related to these derivative instruments, included in accumulated other comprehensive loss, net, at March 31, 2011, will be amortized as an increase to interest expense on our consolidated statements of operations during the next twelve months.

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Fair value adjustment of derivative instruments	$5,761	$1,949
Tax effect	(2,053)	(684)
Fair value adjustment of derivative instruments, net of tax	3,708	1,265

NOTE 13.    NONCONTROLLING INTEREST

Noncontrolling interest represents: (i) the 50% interest in Borgata, held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the date of the effective change in control, on March 24, 2010; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity which was consolidated in our financial statements effective January 1, 2010, but in which we hold no equity interest. Pursuant to the authoritative accounting guidance for noncontrolling interests, a noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, as is the case with LVE, as presented below.

Changes in the noncontrolling interest during the three months ended March 31, 2011 are as follows:

	Borgata	LVE	Total
	(In thousands)
Three Months Ended March 31, 2011
Beginning balance, January 1, 2011	$219,254	$(13,718)	$205,536
Attributable net income (loss)	(4,406)	1,616	(2,790)
Comprehensive income	—	1,265	1,265
Ending Balance, March 31, 2011	$214,848	$(10,837)	$204,011

LVE
Comprehensive Income
LVE has entered into interest rate derivative contracts in order to hedge exposure to increasing interest rates, and the impact of those rates on the cash flows of its variable-rate debt. LVE's active interest rate swaps are as follows (notional amount in thousands):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
Derivatives Designated as Hedging Instruments:
December 21, 2007	$131,986	4.59%	November 1, 2013

Derivatives Not Designated as Hedging Instruments:
December 21, 2007	100,000	3.42%	November 1, 2013
Totals	$231,986

The fair value of these derivatives was $17.5 million at March 31, 2011, which represents the amount LVE would have to pay the counterparty to terminate these contracts as of such date.

At inception, these interest rate derivatives were designated as cash flow hedges and determined to be highly effective. The differential to be paid or received as a result of these swaps is accrued as interest rates change and is recognized as an adjustment to interest expense. The change in fair value of the effective portion of these derivative has been recorded in accumulated other comprehensive loss. During the three months ended March 31, 2011, LVE recognized $1.3 million in comprehensive income related to the changes in the fair value of the effective portion of these hedges.

Prior to January 1, 2010, the date LVE is first reflected in our financial condition and results of operations, hedge accounting was discontinued on the interest rate swap related to the taxable debt because it was not longer expected to be highly effective in hedging the exposure to increased interest rates and the impact of those rates on cash flows. The ineffective portion of the swap caused the variable-rate debt to increase at a slower pace than the contractual increases in notional amount of the swap.

NOTE 14.     FAIR VALUE MEASUREMENTS

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

Level 1: Quoted prices for identical instruments in active markets.

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments (in thousands).

	March 31, 2011
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$173,848	$173,848	$—	$—

Liabilities
Derivative instruments	$6,050	$—	$6,050	$—

	December 31, 2010
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,623	$145,623	$—	$—

Liabilities
Derivative instruments	$11,871	$—	$11,871	$—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2011 and December 31, 2010.

Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. See Note 9, Derivative Instruments for further discussion regarding the fair valuation of our interest rate swaps.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,425,000	$1,425,000	$1,378,688	Level 2
9.125% Senior Notes due 2018	500,000	490,515	508,909	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,746	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	229,916	Level 1
Borgata bank credit facility	28,700	28,700	28,700	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	387,234	405,240	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	388,022	406,752	Level 1
Other	11,593	11,593	11,013	Level 3
Total long-term debt	$3,221,711	$3,187,482	$3,185,964

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,425,000	$1,425,000	$1,346,625	Level 2
9.125% Senior Notes due 2018	500,000	490,206	487,755	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	212,163	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	217,879	Level 1
Borgata bank credit facility	60,900	60,900	60,900	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Other	11,761	11,761	11,173	Level 3
Total long-term debt	$3,254,079	$3,218,755	$3,091,124

The estimated fair value of the Amended Credit Facility is based on a relative value analysis performed on or about March 31, 2011 and December 31, 2010, respectively. The estimated fair value of Borgata's bank credit facility at March 31, 2011 and December 31, 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of March 31, 2011 and December 31, 2010, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2011 or the year ended December 31, 2010.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At March 31, 2011 and December 31, 2010, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 15.    WRITE-DOWNS AND OTHER ITEMS, NET

Write-downs and other items, net are comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Impairment of trademark	$5,000	$—
Measurement period adjustments	(370)	—
Asset write-downs	77	—
Aquisition related expenses	—	1,601
Total write-downs and other items, net	$4,707	$1,601

Impairment of Trademark
As discussed in Note 5, Intangible Assets, during the three months ended March 31, 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata, the results of which resulted in a $5.0 million impairment to the trademark.

Measurement Period Adjustments
In connection with the valuation procedures we performed on Borgata, we recorded measurement adjustments of $0.4 million during the three months ended March 31, 2011, which were primarily comprised of a $0.3 million bargain purchase gain.

Asset Write-Downs
During three months ended March 31, 2011, we recognized a loss of $0.1 million in connection with the disposal of certain property and equipment in the ordinary course of business.

Acquisition Related Expenses
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31,
	2011	2010
	(In thousands)
Gross Revenues
Las Vegas Locals	$171,446	$173,897
Downtown Las Vegas	61,627	59,713
Midwest and South	207,090	208,056
Atlantic City	221,916	22,003
Reportable Segment Gross Revenues	662,079	463,669
Other	1,555	1,974
Gross revenues	$663,634	$465,643

Reportable Segment Adjusted EBITDA
Las Vegas Locals	39,643	40,413
Downtown Las Vegas	9,004	8,372
Midwest and South	41,211	39,279
Atlantic City	31,682	13,083
Reportable Segment Adjusted EBITDA	121,540	101,147

Other operating costs and expenses
Depreciation and amortization	50,584	40,046
Corporate expense	13,280	12,089
Preopening expenses	1,831	1,063
Our share of Borgata's other items and write-downs, net	—	34
Write-downs and other items, net	4,707	1,601
Other	3,034	2,284
Total other operating costs and expenses	73,436	57,117
Operating income	$48,104	$44,030

Operating Income from Borgata
The following table reconciles our operating income from Borgata, as reported in our condensed consolidated statements of operations, to the Atlantic City Reportable Segment Adjusted EBITDA, as reported above:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating income from Borgata	$—	$8,146
Our share of Borgata's write-downs and other items, net	—	34
Our share of Borgata's operating income before net amortization, preopening and other items	—	8,180
Borgata EBITDA(1)	31,682	4,903
Adjusted EBITDA, Atlantic City	$31,682	$13,083

(1)
As discussed above, Borgata's results of operations for the three months ended March 31, 2011 and for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Assets
Las Vegas Locals	$1,262,271	$1,284,160
Downtown Las Vegas	132,920	136,868
Midwest and South	1,095,077	1,117,959
Atlantic City	1,395,738	1,433,265
Total Reportable Segment assets	3,886,006	3,972,252
Corporate	1,489,536	1,428,763
Other	292,896	288,274
Total assets	$5,668,438	$5,689,289

NOTE 17.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2011. During this period, the following material subsequent events occurred.

Agreement to Sell Dania
On April 29, 2011, we and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of the Dania Jai-Alai Business (as defined below).

Pursuant to the terms of the Agreement, we agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities (“Assets and Liabilities”) related to our Dania Jai Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai alai and related gaming operations are conducted, including poker and inter-track wagering (the “Dania Jai-Alai Business”), for a purchase price of $80.0 million (the “Purchase Price”), subject to adjustment based on the amount of cash held by the Business as of the closing, including a non-refundable (except under certain limited circumstances) deposit of $5.0 million. We and the Buyer also agreed to indemnify each other against losses incurred or sustained due to actions arising out of the Agreement and the transactions contemplated thereby; however, our liability (and that of our respective affiliates) under the Agreement and the transaction documents is limited to a maximum amount.

The closing of the transactions contemplated by the Agreement is subject to certain conditions, including without limitation, (i) the receipt of all consents, approvals or authorizations required to permit us to transfer to the Buyer, and the Buyer to acquire from us, certain jai alai permits required to operate jai alai at the Dania facility; (ii) the absence of injunctions, judgments or other legal impediments seeking to prohibit the closing of the transaction; (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (v) other customary closing conditions. In addition to other termination rights and events set forth in the Agreement, the Buyer has the right to terminate the Agreement at any time prior to the closing date based upon the Buyer's due diligence of the Assets and Liabilities. The closing must occur by September 26, 2011 (the “Outside Date”); provided that the Buyer may extend the Outside Date under certain limited circumstances until November 28, 2011 with payment of $2.0 million to us, $1.0 million of which shall be applied to the Purchase Price. We currently anticipate that the closing will occur in the third quarter of 2011.

Temporary Closure of Sam's Town Tunica
Due to flooding of the Mississippi river, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica and are unable to ascertain when the property will reopen. While we maintain insurance coverage that will cover certain costs and loss of revenue that we incur as a result of the closure and any flooding that causes damage to our property, our coverage may not be adequate and is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from any flooding that occurs. If Sam's Town Hotel and Gambling Hall is damaged or if its operations are disrupted for a prolonged period of time, our business, financial condition and results of operations could be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 35 years.
We are a diversified operator of 15 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present the following four reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, a captive insurance company, also in Hawaii, that underwrites travel-related insurance and 85 acres of land on the Las Vegas Strip, where our Echelon development project is located. As discussed under "— Other Items Affecting Liquidity", on April 29, 2011, we and Dania Entertainment Center, LLC entered into an asset purchase agreement for the sale of certain assets and liabilities of Dania Jai-Alai.

Our Properties
We operate gaming entertainment properties, most of which also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the volume and spending levels of customers at our properties, which affects our operating results.

Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit, subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services by cash or credit card.

Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, purchase our debt or equity securities, pay income taxes and pay dividends.

Our Strategy
Our overriding strategy is to increase shareholder value. We follow several strategic initiatives on which we are focused to improve and grow our business.

Strengthening our Balance Sheet: We remain committed to finding opportunities to strengthen our balance sheet. We took an important step in this direction when we reached an agreement in April 2011 to sell Dania Jai-Alai for $80 million. This asset is not consistent with our current growth strategy, and by selling it, we will raise a significant amount of capital that can be used to repay debt.

Operating Efficiently: We also remain committed to operating more efficiently. We will endeavor to prevent unneeded expense from returning to the business. The efficiencies of our business model position us to flow a substantial portion of revenue gains directly to the bottom line. Margin improvements will remain a driver of profit growth for the Company going forward.

Evaluating Acquisition Opportunities: Another key component of our strategy could be acquisitions. We will evaluate potential transactions in a way that is strategic, deliberate, and disciplined. Our intention is to pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price.

Maintaining our Brand: Finally, the ability of our employees to deliver great customer service remains a key differentiator for our Company and our brands. Our employees are a big reason that our customers continue to choose our properties over the competition across the country.

Overall Outlook
Due to a number of factors affecting consumers, we believe that our key operating results for each of the three months ended March 31, 2011 and 2010 have been adversely impacted, to some extent, by the weakened global economy. The increasingly high national unemployment rate, a weak housing market, and significant declines in housing prices and related home equity have resulted in reduced levels of consumer spending that have to date negatively impacted our financial results. We believe the length of the recovery from the severe economic recession has had, and may continue to have, a profound effect on consumer confidence, which has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities.
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
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts LLC ("Echelon Resorts"), we have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE will provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, LVE has suspended construction of the central energy center and the obligation to pay the Fixed Capacity Charge has not commenced.
On April 3, 2009, LVE notified us that, in its view, Echelon Resorts will be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.
On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). LVE has agreed not to initiate any litigation with respect to its April 3, 2009 claim of an alleged breach of the ESA and both Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and that any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly periodic fee (the “Periodic Fee”) and an operation and maintenance fee until Echelon Resorts either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resorts' prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon Resorts' obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and the related distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.
As of March 31, 2011, we have incurred approximately $923.7 million in capitalized costs related to the Echelon project, including land, and not including approximately $198.7 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $3.0 million of capitalized costs annually, principally related to such items as offsite fabrication of a skylight and curtain wall as well as offsite improvements. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $13.0 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.
In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Other Events
Effective Control of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM's divestiture of its interest pursuant to a regulatory settlement.

As discussed above, due to our controlling interest in Borgata, we measured our previously held equity interest at a provisional fair value. Additionally, the financial position of Borgata is presented in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010; its results of operations for the three months ended March 31, 2011 and for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, respectively.

At the date we obtained effective control, and applied the acquisition method of accounting, we were required to make significant estimates and assumptions regarding the provisional fair values of Borgata's assets and liabilities. This method also allowed us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the date of effective control, which, if known, would have affected the measurement of the amounts recognized as of that date. Any changes to the provisional valuation during this one-year period are referred to as “measurement period adjustments”. We recorded certain measurement period adjustments and retrospectively included the effects of those adjustments in the condensed consolidated balance sheet as of December 31, 2010 included herein.

Temporary Closure of Sam's Town Tunica
Due to flooding of the Mississippi river, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica and are unable to ascertain when the property will reopen. While we maintain insurance coverage that will cover certain costs and loss of revenue that we incur as a result of the closure and any flooding that causes damage to our property, our coverage may not be adequate and is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from any flooding that occurs. If Sam's Town Hotel and Gambling Hall is damaged or if its operations are disrupted for a prolonged period of time, our business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS
Summary of Operating Results
Three months ended March 31, 2011 and 2010
We believe that our key operating results for each of the three months ended March 31, 2011 and 2010 have been adversely impacted, to some extent, by the weakened global economy. The increasingly high national unemployment rate, a weak housing market, and significant declines in housing prices and related home equity have resulted in reduced levels of consumer spending that have to date negatively impacted our financial results. We believe the length of the recovery from the severe economic recession has had, and may continue to have, a profound effect on consumer confidence, which has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities.

Despite these negative impacts and the inherent difficulty in predicting consumer behavior, we have, however, seen some stabilizing trends in our business. Generally, the national job market is strengthening, as the unemployment rate has continued to decline thus far in 2011. As the job market recovers and expands, we believe that consumer confidence will strengthen further. Specifically, in our Las Vegas Locals region, visitor counts have been increasing or stable over the past eighteen months, and Las Vegas convention attendance has also increased in recent sequential months, and show strong bookings through the next quarter. Convention and meeting business had a positive impact on our hotel operations in this region, driving strong growth in our Average Daily Rate ("ADR"). Our Downtown Las Vegas segment is benefiting from the present strength of its Hawaiian customer base, which has not yet been, and may not within the foreseeable future be, adversely impacted by the crisis in Japan. The economy in the Midwest and South region has remained on strong footing, a bit ahead both nationally and certainly of Las Vegas, and while such business is primarily destination in nature, we have not yet seen a negative impact related to increased gas prices on this business. These and other positive trends reflect recoveries in our wholly-owned businesses. However, the entire Atlantic City market continues to experience a difficult period, due to increased local and regional competition, resulting in reductions in both our table games volume and hold percentages, and increased promotional slot credits and table games incentives. Recently, the New Jersey governor and state lawmakers enacted legislation to create a tourism district and streamline New Jersey's regulatory structure. By such action, they have taken important steps to help ensure that Atlantic City's resorts are able to compete effectively in the months ahead and establish the region as a long-term source of economic strength. While we have not seen the positive effects of such actions in this business presently, we are encouraged that recovery is underway.

The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net revenues	$564,946	$415,135
Operating income	48,104	44,030
Net income (loss) attributable to Boyd Gaming Corporation	(3,521)	8,435

Net revenues
Excluding the consolidation of Borgata, net revenues were $395.9 million for the three months ended March 31, 2011, a slight decline of 0.6% as compared to the corresponding period of the prior year. The decline was fairly minimal, as our business continues to stabilize. As discussed below, while our Las Vegas Locals and Midwest and South segments experienced slight year-over-year declines in net revenues, our Downtown segment experienced a year-over-year increase. Borgata contributed $169.1 million in net revenues, which reflects a decline from the corresponding period of the prior year primarily due to the impact of increased competitive pressures and declines in table games hold.

Operating income
On a comparable level, operating income increased by 13.4% to $48.1 million during the three months ended March 31, 2011 compared to the corresponding period of the prior year primarily due to our ongoing cost containment efforts and lower depreciation and amortization expense, as discussed below.

Net income attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming decreased by $12.0 million due primarily to increased interest expense related to the full effect of the consolidation of Borgata during this quarter (as opposed to a partial quarter in the prior year), and which is further compounded by higher average interest rates related to our refinancing in 2010.

Operating Revenues
Three months ended March 31, 2011 and 2010
We derive the majority of our gross revenues from our gaming operations, which produced approximately 73% and 75% of gross revenues for the three months ended March 31, 2011 and 2010, respectively. Food and beverage gross revenues, which produced approximately 14% and 13% of gross revenues for the three months ended March 31, 2011 and 2010, respectively, represent the next most significant revenue source, followed by room and other, which separately contributed less than 10% of gross revenues during these respective periods.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
REVENUES
Gaming	$481,935	$350,405
Food and beverage	92,077	59,982
Room	56,591	31,434
Other	33,031	23,822
	$663,634	$465,643

COSTS AND EXPENSES
Gaming	$226,609	$168,105
Food and beverage	47,568	32,642
Room	12,821	10,050
Other	26,239	19,238
	$313,237	$230,035

MARGINS
Gaming	52.98%	52.03%
Food and beverage	48.34%	45.58%
Room	77.34%	68.03%
Other	20.56%	19.24%

The results for the three months ended March 31, 2011, as reported above, reflect the consolidation of Borgata for the entire period while the results for the three months ended March 31, 2010 reflect the consolidation of Borgata for the period from March 24, 2010 through March 31, 2010. As such, the following table reflects the operating results of the Company, excluding the consolidation of Borgata's results in both respective periods, for comparability. The comparative results of Borgata are also addressed below under Results of Operations for Borgata.

Operating Revenues - Comparative Results (Without Giving Effect to the Consolidation of Borgata)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
REVENUES
Gaming	$330,079	$334,461
Food and beverage	57,612	56,836
Room	30,300	29,186
Other	23,727	23,157
	$441,718	$443,640

COSTS AND EXPENSES
Gaming	$161,633	$163,980
Food and beverage	31,643	30,172
Room	9,684	9,286
Other	19,167	18,660
	$222,127	$222,098

MARGINS
Gaming	51.03%	50.97%
Food and beverage	45.08%	46.91%
Room	68.04%	68.18%
Other	19.22%	19.42%

Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $4.4 million, or 1.3%, decrease in gaming revenues during the three months ended March 31, 2011 as compared to the corresponding period of the prior year was due to a 2.2% decrease in slot handle, coupled with a slight decrease of 0.7% in slot win percentage, and a 1.1% decrease in our table games drop. These decreases were partially offset by an increase of 5.0% in our table games win percentage. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending.

Food and Beverage
Food and beverage revenues increased slightly during the three months ended March 31, 2011 as compared to the corresponding period of the prior year, due to an increase in convention and meeting business which drove a shift in consumer spending patterns.

Room
Room revenues increased during the three months ended March 31, 2011 as compared to the corresponding period of the prior year, due to increased ADR in our Las Vegas Locals region, offset by static occupancy and room rates in several regions.

Other
Other revenues have increased slightly during the three months ended March 31, 2011 as compared to the corresponding period of the prior year, primarily due to an increase in convention and meeting events.

Revenues and Adjusted EBITDA by Reportable Segment
Three months ended March 31, 2011 and 2010
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and write-downs and other items, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments and also includes our share of Borgata's operating income, (during the period in which it was accounted for under the equity method of accounting), before net amortization, preopening and other items.

The following table presents our gross revenues and Adjusted EBITDA, by Reportable Segment, for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Gross revenues
Las Vegas Locals	$171,446	$173,897
Downtown Las Vegas	61,627	59,713
Midwest and South	207,090	208,056
Atlantic City	221,916	22,003
Reportable Segment Gross Revenues	662,079	463,669
Other	1,555	1,974
Gross revenues	$663,634	$465,643

Adjusted EBITDA
Las Vegas Locals	$39,643	$40,413
Downtown Las Vegas	9,004	8,372
Midwest and South	41,211	39,279
Atlantic City	31,682	4,903
Our share of Borgata's operating income before net amortization, preopening and other items	—	8,180
Adjusted EBITDA	$121,540	$101,147

Significant factors that affected our Reportable Segment Gross Revenues and Adjusted EBITDA for the three months ended March 31, 2011, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals
Gross revenues and Adjusted EBITDA declined 1.4% and 1.9%, respectively, during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, reflecting continued cautious discretionary spending but relatively consistent year-over-year results for the second consecutive quarter. The decline was partially offset by improved performance at the Orleans, reflecting strong management and successful marketing initiatives. The region experienced an increase in convention and meeting business. We believe that this quarter's performance demonstrated our high level of customer service and brand value in this region, as we saw limited impact from aggressive advertising campaigns launched by our largest competitor.

Downtown Las Vegas
Gross revenues and Adjusted EBITDA increased 3.2% and 7.5% during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, due primarily to growth from our Hawaiian customers. Greater efficiencies in our operations contributed to strong flow-through in our results, which were also partially offset by significantly higher fuel costs at our Hawaiian charter operation. Jet fuel prices have risen sharply, and fierce competition on Hawaiian air routes limited our ability to increase fares.

Midwest and South
Gross revenues declined slightly by 0.5% during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, reflecting increased market share, offset by the impact of severe winter weather, which resulted in reduced business volumes. Adjusted EBITDA increased by 4.9% during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, as our business continues to grow across this region, particularly due to highly effective marketing and overall economic strength in southern Louisiana.

Atlantic City
Results were not consolidated for the full period in the three months ended March 31, 2010, therefore comparability is not meaningful. See further discussion in Results of Operations for Borgata below.

Other Costs and Expenses
Three months ended March 31, 2011 and 2010
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Selling, general and administrative	$95,788	70,278
Maintenance and utilities	37,415	24,139
Depreciation and amortization	50,584	40,046
Corporate expense	13,280	12,089
Preopening expenses	1,831	1,063
Write-downs and other items, net	4,707	1,601

The results for the three months ended March 31, 2011, as reported above, reflect the consolidation of Borgata for the entire period while the results for the three months ended March 31, 2010 reflect the consolidation of Borgata for the period from March 24, 2010 through March 31, 2010. As such, the following table reflects the operating results of the Company, excluding the consolidation of Borgata's results in both respective periods, for comparability. The comparative results of Borgata are also addressed below under Results of Operations for Borgata.

The following costs and expenses are discussed below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Selling, general and administrative	$64,941	68,819
Maintenance and utilities	21,964	21,663
Depreciation and amortization	31,718	38,421
Corporate expense	13,280	12,089
Preopening expenses	1,831	1,063
Write-downs and other items, net	(309)	1,601

Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, declined to 14.7% during the three months ended March 31, 2011 from 15.5% during the three months ended March 31, 2010, due to disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, increased to 5.0% during the three months ended March 31, 2011 from 4.9% during the three months ended March 31, 2010, due primarily to our consolidation of LVE, from which we recorded the unreimbursed expenses associated with the central energy facility at Echelon. Excluding the consolidation of LVE, maintenance and utilities expenses were relatively consistent during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, as no major maintenance projects were undertaken in either period.

Depreciation and Amortization
Depreciation and amortization expense declined as a percentage of gross revenues during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, representing 7.2% and 8.7%, respectively, as there were no significant expansion capital expenditures and certain property and equipment became fully depreciated.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The incremental increase in corporate expense, as a percentage of gross revenues of 3.0% and 2.7%, during the three months ended March 31, 2011 and 2010, respectively, primarily reflects increased share-based compensation costs due to a one-time adjustment to a specific vesting provision.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During the three months ended March 31, 2011 and 2010, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. The Period Fees, as discussed above, are included in the expenses related to our Echelon development project during the three months ended March 31, 2011; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Write-downs and Other Items, Net
During the three months ended March 31, 2011, and in connection with the fair valuation of Borgata, we recorded a $0.3 million bargain purchase gain. During the three months ended March 31, 2010, we recorded $1.6 million of expenses related to the evaluation of various acquisition opportunities and other business development activities.

Operating Income from Borgata
Three months ended March 31, 2011 and 2010
The following table reconciles the presentation of our share of Borgata's operating income for the periods in which we reported Borgata's results under the equity method.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$—	$8,146
Add back:
Our share of Borgata's other items and write-downs, net	—	34
Our share of Borgata's operating income before net amortization, preopening and other items	$—	$8,180

Our share of Borgata's operating income before net amortization, preopening and other items decreased during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, due to our consolidation of the operating results of Borgata from January 1, 2011 through March 31, 2011, whereas, in the prior period, we recorded the operating results of Borgata under the equity method of accounting for the period from January 1, 2010 through March 23, 2010.

Other Expense (Income)
Three months ended March 31, 2011 and 2010
Interest Expense

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Interest costs	$51,530	$23,416
Effects of interest rate swaps	5,761	5,591
Less:
Interest on non-recourse debt obligations of variable interest entity	128	—
Reversal of interest expense related to aquisition accounting adjustments	(3,458)	—
Interest income	5	4
Interest expense, net	$60,616	$29,003

Excluding the consolidation of Borgata, interest expense, net was $39.9 million for the three months ended March 31, 2011, a

39.8% increase as compared to the corresponding period of the prior year. The increase was primarily due to higher average interest rates during the three months ended March 31, 2011, compared to the corresponding period of the prior year, which were 6.7% and 4.3%, respectively, offset by lower average note payable and outstanding debt balances, which declined to $2.4 billion from $2.7 billion during these respective periods. At March 31, 2011, 39% of our debt was based upon variable rates of interest, compared to 55% of our debt at March 31, 2010. See further discussion of Borgata's interest expense below.

At March 31, 2011, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three months ended March 31, 2011, the effect of our swaps increased our interest expense by $5.8 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps.

Fair Value Adjustment of Derivative Instruments
During 2010, in anticipation of the execution of our Amended Credit Facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount is being amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings. This mark-to-market adjustment resulted in a realized loss of $0.2 million during the three months ended March 31, 2011.

Gain on Early Retirements of Debt
During the three months ended March 31, 2010, we purchased and retired $15.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million, resulting in a gain of $2.0 million, net of associated deferred financing fees. All such transactions were funded by availability under our former bank credit facility.

Income Taxes
The effective tax rate during the three months ended March 31, 2011 was 33.0%, as compared to 30.5% during the three months ended March 31, 2010. The 2011 tax benefit was adversely impacted by net tax adjustments related to our consolidation of Borgata and favorably impacted by net tax adjustments related to our consolidation of LVE. We consolidate Borgata's and LVE's income or loss for financial statement purposes; however, under federal income tax statutes, we only receive a benefit from or are subject to income tax on our fifty percent share of Borgata's loss and exclude LVE's income in entirety. Additionally, the state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income.

Adjusted Earnings (Loss) and Adjusted EPS
Three months ended March 31, 2011 and 2010
We believe that Adjusted Earnings (Loss) and Adjusted Earnings Per Share ("EPS") are important supplemental measures of operating performance to investors, and management believes that Adjusted Earnings (Loss) and Adjusted EPS are widely used measures of performance in the gaming industry. We use Adjusted Earnings (Loss) and Adjusted EPS in this Quarterly Report on Form 10-Q because we believe they are useful to investors in allowing greater transparency related to significant measures used by management in its financial and operational decision-making. Management believes it is appropriate to adjust net income (loss) attributable to Boyd Gaming Corporation for certain adjustments, which are eliminated from net income (loss) in order to enable investors to isolate the core operating results of the Company.

Adjusted Earnings (Loss) is net income (loss) before preopening expenses, adjustments to property tax accruals, net, change in value of derivative instruments, write-downs and other items, net, gain on early retirements of debt, and our share of Borgata’s other items and write-downs, net.

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$(3,521)	$8,435
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	4,472	1,063
Adjustments to property tax accruals, net	(2,766)	—
Write-downs and other items, net	(309)	1,601
Change in fair value of derivative instruments	217	—
(Gain) loss on early retirements of debt, net	20	(2,037)

Adjustments related to Borgata:
Write-downs and other items, net	5,016	—
Valuation adjustments related to consolidation, net	(694)	—
Our share of Borgata's write-downs and other items, net	—	34
Total adjustments	5,956	661

Income tax effect for above adjustments	(1,652)	(234)
Impact on noncontrolling interest, net	(1,995)	—
Adjusted earnings (loss)	$(1,212)	$8,862

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Basic net income (loss) per common share	$(0.04)	$0.10
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.05	0.01
Adjustments to property tax accruals, net	(0.03)	—
Write-downs and other items, net	—	0.02
Change in fair value of derivative instruments	—	—
(Gain) loss on early retirements of debt, net	—	(0.02)

Adjustments related to Borgata:
Write-downs and other items, net	0.06	—
Valuation adjustments related to consolidation, net	(0.01)	—
Our share of Borgata's write-downs and other items, net	—	—
Total adjustments	$0.07	$0.01

Income tax effect for above adjustments	(0.02)	(0.01)
Impact on noncontrolling interest, net	(0.02)	—
Adjusted earnings (loss) per share	$(0.01)	$0.10

During the three months ended March 31, 2011 and 2010, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS:

Preopening Expenses, Excluding Impact of Consolidation of LVE

Before consolidation of LVE, preopening expenses of $4.5 million and $1.1 million during the three months ended March 31, 2011 and 2010, respectively, were comprised of costs primarily related to maintenance of our Echelon development project and expenditures for the exploration of new business development initiatives.

Property Tax Accruals
During the three months ended March 31, 2011, property tax accruals were adjusted by $2.8 million based on settlements with, and assessments from, the relevant taxing authorities.

Write-Downs and Other Items
During the three months ended March 31, 2011, write-downs and other items, net, related to Boyd Gaming is comprised of the $0.3 million bargain purchase gain recorded in connection with the valuation procedures on Borgata. Write-downs and other items, net, related to Borgata is comprised of the $5.0 million impairment charge related to its trademark. Additionally, asset write-downs by Borgata of $0.1 million are associated with a gain recognized on the disposal of certain property and equipment in the ordinary course of business. During the three months ended March 31, 2010, write-downs and other items, net, related to Boyd Gaming represented expenses related to the evaluation of acquisition opportunities and other business development activities.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments of $0.2 million is comprised of the charge to earnings for the change in fair value of our interest rate swaps that were de-designated as cash flow hedges during 2010.

(Gain) Loss on Early Retirements of Debt
(Gain) loss on early retirements of debt represents the difference between the principal amount of our senior subordinated notes repurchased and the purchase price of such notes.

Fair Value Adjustments Related to Consolidation of Borgata
These adjustments, totaling $0.7 million represent certain acquisition method accounting adjustments we recorded during the three months ended March 31, 2011 in connection with the valuation procedures we performed on Borgata. These adjustments primarily represent depreciation and amortization expense resulting from the recordation of certain tangible and intangible assets.

Results of Operations for Borgata
Three months ended March 31, 2011 and 2010
The following table sets forth, for the periods indicated, certain operating data for Borgata. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and its results of operations for the period from March 24, 2010 through March 31, 2010 are included in our condensed consolidated statement of operations for the three months ended March 31, 2010. While the following table sets forth the results of Borgata on a stand-alone basis for the entire respective periods presented, subsequent tables reconcile the effect of their results on our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

Additionally, measurement period adjustments related to the fair valuation of Borgata are reflected in the results as reported for the three months ended March 31, 2011. The results as reported herein will differ from the stand alone results as reported by Borgata, as these measurement period adjustments have not been pushed down to Borgata.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Revenues:
Gaming	$151,856	$153,776
Food and beverage	34,465	34,363
Room	26,291	26,402
Other	9,304	9,843
Gross Revenues	221,916	224,384
Less promotional allowances	52,826	49,318
Net revenues	169,090	175,066
Operating cost and expenses:
Gaming	64,976	63,986
Food and beverage	15,925	15,970
Room	3,137	2,950
Other	7,072	7,705
Selling and administrative	30,847	30,440
Maintenance and utilities	15,451	15,998
Depreciation and amortization	18,866	18,379
Other items and write-downs, net	5,016	68
Total operating costs and expenses	161,290	155,496
Operating income	$7,800	$19,570

Net Revenues
Overall, net revenues during the three months ended March 31, 2011 decreased by $6.0 million, or 3.4%, as compared to the corresponding period of the prior year. Overall, promotional spend increased to 34.8% of gross gaming revenue during the three months ended March 31, 2011, from 32.1% for the three months ended March 31, 2010, reflecting increased promotional slot credit and table game incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets. The decline in net revenues was primarily due to a decline in Borgata's table games volume, due to strong competition from casinos in Pennsylvania; and a decrease in table game hold percentage. Borgata's table games hold percentage was below historical and industry averages, which reduced gaming revenues and contribution margins. Borgata's table games hold percentage declined 120 basis points during the three months ended March 31, 2011 from the corresponding period of the prior year.

Operating Income
Operating income declined $11.8 million during the three months ended March 31, 2011 as compared to the corresponding period of the prior year, due to the decline in contribution margins on gaming revenues and due to certain measurement adjustments recorded in connection with the fair valuation performed due to the change in control of Borgata, as discussed above. We also performed a first interim impairment test of the trademark recorded in connection with the fair valuation, the results of which resulted in a $5.0 million impairment charge.

Other Non-Operating Expenses from Borgata
Three months ended March 31, 2011 and 2010
Borgata's other non-operating expenses consist of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Interest expense, net of amounts capitalized	$17,283	$5,544
Provision for (benefit from) state income taxes	(670)	1,506
Other non-operating expenses	16,613	7,050
	—%	50%
Our share of other non-operating expenses before consolidation	—	3,525
Effects of consolidation effective March 24, 2010	—	392
Our share of other non-operating expenses, as reported	$—	$3,133

Interest Expense
Interest expense is currently incurred on borrowings under Borgata's bank credit facility and senior secured notes. The increase in interest expense during the three months ended March 31, 2011, as compared to the corresponding period of the prior year, is primarily due to higher average interest rates of 9.7% for the three months ended March 31, 2011 from 2.8% for the three months ended March 31, 2010, and an increase in average outstanding debt balances, due to a refinancing in 2010, to $819.7 million from $655.0 million during the three months ended March 31, 2011 and 2010, respectively. This increase was partially offset by measurement adjustments recorded in connection with the valuation procedures performed over Borgata, as discussed above.

Income Taxes
A state income tax benefit was recorded as a result of the loss incurred during the three months ended March 31, 2011, as compared to the tax provision recorded in the corresponding period of the prior year. The change in the effective tax rate is primarily due to a reduction in pretax income.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
As a result of the amendment to our operating agreement with MGM, as discussed above, MGM relinquished all of its specific participating rights under the operating agreements, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of the acquisition method accounting guidance had the following effects on our condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity. The provisional fair value measurements and estimates of these items were estimated as of the date we effectively obtained control, and through March 31, 2010.
The provisional fair value measurements and estimates of these items have been subsequently refined. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, the Company had not completed its procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. The Company's subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement adjustments were identified and retrospectively recorded in the condensed consolidated balance sheet as of December 31, 2010, and certain disclosures were updated to reflect the measurement period adjustments, as reflected herein.

As a result of the consolidation of Borgata, we reported Borgata's total assets and total liabilities of $1,422.7 million and $953.3 million, respectively, at March 31, 2011.

In addition, LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts, we have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE will provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

As a result of our adoption of the authoritative accounting guidance regarding the consolidation of variable interest entities, we were required to consolidate the financial position and results of operations of LVE in 2010. As a result of the consolidation of LVE, at March 31, 2011, we reported LVE's total assets and total liabilities of $252.8 million and $266.3 million, respectively in our condensed consolidated balance sheet. However, LVE's financial position, including its working capital and indebtedness, are not discussed herein as such indebtedness is non-recourse to us and will not require our working capital or free cash flows in order to service such.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Amended Credit Facility. As of March 31, 2011 and December 31, 2010, we had balances of cash and cash equivalents of $173.8 million and $145.6 million, respectively. In addition, we had working capital deficits of $330.0 million and $331.3 million as of March 31, 2011and December 31, 2010, respectively. Excluding the consolidation of LVE, we had a working capital deficit of $82.8 million, which is relatively consistent with the prior year.

We and Borgata separately manage our working capital positions, including our cash and indebtedness levels. Our respective bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our respective bank credit facilities as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We each believe that our borrowing capacity under our respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our debt or our development projects is derived primarily from cash flows from operations and availability under our respective bank credit facilities, to the extent availability exists after we meet our respective working capital needs, and subject to restrictive covenants.

We or Borgata could also seek to secure additional working capital, repay our respective current debt maturities, or fund our respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under our respective bank credit facilities, or we are not otherwise able to draw funds on our respective bank credit facilities, additional financing may not be available to either us or Borgata, and if available, may not be on terms favorable to either us or Borgata.

Indebtedness
Our indebtedness primarily consists of amounts outstanding under our $1.5 billion Amended Credit Facility (including $500 million of term loans, and excluding the non-extending amounts of $548.8 million) and $956.4 million aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and a $150 million bank credit facility and $800 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

Bank Credit Facility
Significant Terms
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
Each of the Extending Lenders permanently reduced their commitments under the Amended Credit Facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (including $500 million of term loans, and excluding $548.8 million in non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the former credit facility) through additional revolving credit or term loans under the Amended Credit Facility.
Pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, which commenced on March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving and term loans under the Amended Credit Facility are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin under the Amended Credit Facility is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility.
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

Guarantees
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

Financial and Other Covenants
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

Compliance with Financial Covenants
We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at March 31, 2011, were 2.35 to 1.00, 7.12 to 1.00 and 4.24 to 1.00, respectively.
At March 31, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at March 31, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that a 5.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at March 31, 2011, assuming our current level of interest expense remains constant, we estimate that a 14.9% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.
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

Debt Financing Costs
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility. The blended interest rates for outstanding borrowings under our Amended Credit Facility at each of March 31, 2011 and December 31, 2010 were 3.3%. At March 31, 2011, approximately $1.4 billion was outstanding under our Amended Credit Facility, with $16.0 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $567.8 million.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, commencing on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at March 31, 2011. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all of the notes, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Indentures
The indentures governing the senior and senior subordinated notes each include permitted investment clauses, the most restrictive of which limits the amount of permitted investments to a basket of $150 million, increased by a calculated amount including 50% of net income, as defined in the indentures, and net of previous permitted investments. Also, the indentures allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indentures, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior and senior subordinated notes were issued; however, at March 31, 2011, our coverage ratio (as defined in the indentures) is below 2.0 to 1.0.

Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the three months ended March 31, 2011. During the three months ended March 31, 2010, we purchased and retired $15.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million, resulting in a gain of $2.0 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our bank credit facility.

Borgata Bank Credit Facility
Significant Terms
In August 2010, Marina District Finance Company, Inc. (“MDFC”) closed a $950 million debt financing, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of MDDC, which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.
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

At March 31, 2011, the outstanding balance under the Borgata bank credit facility was $28.7 million, leaving contractual availability of $121.3 million. The blended interest rate on the outstanding borrowings at March 31, 2011 was 4.5%.

Financial and Other Covenants
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at March 31, 2011, were $164.3 million and $121.4 million, respectively.
At March 31, 2011, assuming similar levels of consolidated EBITDA, a projected trailing twelve-month decline of 8.7% in such consolidated EBITDA would cause us to exceed our minimum covenant.
However, in the event that we project our minimum consolidated EBITDA may decline by such levels or more, we could implement certain actions in an effort to minimize the possibility of a breach of the covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs; and/or requesting relief from or modification to such covenant.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, and commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2011.

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

9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, and commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2011.

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

The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At March 31, 2011, the effective interest rate on the 9.50% notes due 2015 notes was 10.2% and on the 9.875% notes due 2018 was 10.3%.

Registration Rights Agreement
In connection with the private placement of the notes, MDFC entered into a registration rights agreement with the initial purchasers in which it agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. MDFC must use reasonable best efforts to have the registration statement declared effective within 310 days after the issuance of the notes and consummate the exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event MDFC does not meet the registration statement filing requirements. MDFC has filed a registration statement and currently intends to have it declared effective and consummate any exchange offer within these time periods. Accordingly, MDFC does not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

Cash Flows Summary

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$77,345	$73,074
Cash flows from investing activities:
Capital expenditures	(20,858)	(31,067)
Net cash effect upon change in controlling interest of Borgata	—	26,025
Decrease in restricted investments	88	—
Other investing activities	—	(745)
Net cash used in investing activities	(20,770)	(5,787)
Cash flows from financing activities:
Payments on retirements of long-term debt	—	(13,396)
Net borrowings under bank credit facility	—	10,200
Net payments under Borgata bank credit facility	(32,200)	(2,000)
Debt financing costs, net	(511)	(145)
Payments under note payable	—	(46,875)
Proceeds from variable interest entity's issuance of debt	4,428	—
Payments on loans to variable interest entity's members	(79)	—
Other financing activities	12	(71)
Net cash provided by (used in) financing activities	(28,350)	(52,287)
Increase in cash and cash equivalents	$28,225	$15,000

Cash Flows from Operating Activities
For the three months ended March 31, 2011, we generated operating cash flow of $77.3 million, compared to $73.1 million for the three months ended March 31, 2010, an increase of $4.2 million. Generally, operating cash flows increased overall, due to the combined effects of the consolidation of Borgata's activity, as offset by a decrease in net income, an increase in interest paid and a reduction in our operating and non-operating income from Borgata under the equity method of accounting in prior years.

We did not receive distributions from Borgata during the three months ended March 31, 2011. Our distributions from Borgata were $1.9 million during the three months ended March 31, 2010. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata's bank credit facility and senior secured notes contain certain covenants. Borgata's bank credit facility allows for certain limited distributions to be made to its partners. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Cash Flows from Investing Activities
Cash paid for capital expenditures on major projects for the three months ended March 31, 2011 were $20.9 million and included the Echelon development project, which included spending of approximately $0.7 million, and maintenance capital expenditures of approximately $20.2 million.

Cash paid for capital expenditures on major projects for the three months ended March 31, 2010 were $31.1 million and included the Echelon development project, which included spending of approximately $25.0 million, and maintenance capital expenditures of approximately $6.0 million.

As a result of our consolidation of Borgata during the three months ended March 31, 2010, we included its cash balance of $26.0 million as an investing cash flow.

Cash Flows from Financing Activities
Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from operations and debt financing.

During the three months ended March 31, 2010, we purchased and retired $15.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million, resulting in a gain of $2.0 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our bank credit facility.
During the three months ended March 31, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2011 or 2010.

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

During the three months ended March 31, 2011 and 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Agreement to Sell Dania
On April 29, 2011, we and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of the Dania Jai-Alai Business (as defined below).

Pursuant to the terms of the Agreement, we agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities (“Assets and Liabilities”) related to our Dania Jai Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai alai and related gaming operations are conducted, including poker and inter-track wagering (the “Dania Jai-Alai Business”), for a purchase price of $80.0 million (the “Purchase Price”), subject to adjustment based on the amount of cash held by the Business as of the closing, including a non-refundable (except under certain limited circumstances) deposit of $5.0 million. We and the Buyer also agreed to indemnify each other against losses incurred or sustained due to actions arising out of the Agreement and the transactions contemplated thereby; however, our liability (and that of our respective affiliates) under the Agreement and the transaction documents is limited to a maximum amount.

The closing of the transactions contemplated by the Agreement is subject to certain conditions, including without limitation, (i) the receipt of all consents, approvals or authorizations required to permit us to transfer to the Buyer, and the Buyer to acquire from us, certain jai alai permits required to operate jai alai at the Dania facility; (ii) the absence of injunctions, judgments or other legal impediments seeking to prohibit the closing of the transaction; (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (v) other customary closing conditions. In addition to other termination rights and events set forth in the Agreement, the Buyer has the right to terminate the Agreement at any time prior to the closing date based upon the Buyer's due diligence of the Assets and Liabilities. The closing must occur by September 26, 2011

(the “Outside Date”); provided that the Buyer may extend the Outside Date under certain limited circumstances until November 28, 2011 with payment of $2.0 million to us, $1.0 million of which shall be applied to the Purchase Price. We currently anticipate that the closing will occur in the third quarter of 2011.

Temporary Closure of Sam's Town Tunica
Due to flooding of the Mississippi river, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica and are unable to ascertain when the property will reopen. While we maintain insurance coverage that will cover certain costs and loss of revenue that we incur as a result of the closure and any flooding that causes damage to our property, our coverage may not be adequate and is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from any flooding that occurs. If Sam's Town Hotel and Gambling Hall is damaged or if its operations are disrupted for a prolonged period of time, our business, financial condition and results of operations could be materially adversely affected.

Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.3 million to $19.6 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit, and appealed both the denial of the refund claim as well as the assessment in a hearing before the Nevada Administrative Law Judge in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 assessment. We intend to appeal the decision to the Nevada State Tax Commission (the "Commission") and expect the Department to appeal as well. Due to uncertainty surrounding the ultimate resolution of the Commission appeal, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain or accrue any liability until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.

Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. Such reduction resulted in an income statement benefit of approximately $3.1 million. We have not received valuation notices for years 2008 through 2011. We believe the assessment for the period from January 1, 2008 through March 31, 2011 could result in a property tax assessment ranging between $12.0 million and $25.2 million. We have accrued, net of the payments discussed above, approximately $19.8 million of property tax liability as of March 31, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final assessment notices for the period March 1, 2008 through 2011, which have not been received as of March 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Critical Accounting Policies
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. The following summarizes the material changes to our critical accounting polices during the three months ended March 31, 2011, representing those of particular importance due to the retrospective recording of the measurement period adjustments reflected herein.

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

The provisional fair value measurements and estimates of these items were subsequently refined during the one-year measurement period. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement period adjustments were identified and retrospectively recorded in the condensed consolidated balance sheet as of December 31, 2010. These measurement period adjustments materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the condensed consolidated balance sheet reported as of December 31, 2010; however, the impact on the condensed consolidated statement of operations for the quarter ended March 31, 2010, as retrospectively adjusted to the statement as reported was not material, and was therefore not adjusted for any measurement period adjustments. The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities including the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.

We determined the fair value of identifiable intangible assets such as customer relationships, a trademark and any other significant tangible assets or liabilities, such as long-lived property. The enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets. We will undertake impairment tests of the indefinite lived intangible assets in accordance with our existing policy, as discussed below. Additionally, given the imminent sale of the MGM interest, we will maintain a heightened awareness of any potential triggering events which would indicate a possible impairment of the intangible assets or long-lived assets.

The financial position of Borgata is consolidated in our condensed consolidated balance sheet as of March 31, 2011; and in total, we recorded a step up to the basis of Borgata's historical financial statements of $16.8 million, which is an appreciation over their historical book basis of 1%. In total, the fair value of the assets consolidated as a result of this change in control represents 26.1% of our consolidated total assets at March 31, 2011.

Valuation of Indefinite-Lived Intangible Assets
We recorded a $65 million trademark related to the fair valuation of Borgata on March 24, 2010. Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name.

We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for fifteen years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax cash flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to recent tax legislation) to arrive at the recommended fair values for the trademarks and trade names.

The current carrying value of the Borgata trademark is $60 million, or 1.1% of our consolidated total assets as of March 31, 2011. As a result of the impairment test we performed during the first quarter of 2011, which was in advance of our planned annual impairment test, and due to the adverse change in Borgata's business climate, we recorded a $5 million impairment charge.

This trademark is considered an indefinite lived intangible asset and will not be subject to future amortization, but rather subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances. As was the case during the three months ended March 31, 2011, we will continue to evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Should any further events as described above occur, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

Specific to the value of Borgata's trademark, a respective annual decline in their gaming revenues of 6%, in hotel revenues of 11% or an aggregate decline in both streams of 4% would impact the fair value of the trademark by $1 million, and result in a future impairment in such amount.

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

Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model and strategy for realizing improved results when normalized business volumes return;

•	competition, including expansion of gaming into additional markets, the impact of competition on our operations,

our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	expenses;

•	our commitment to having a significant presence on the Las Vegas Strip;

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

•
our expectation that our future results will be positively impacted by a trend of increased or stable Las Vegas visitor attendance over the past 18 months and increasing Las Vegas convention attendance in recent sequential months;

•	as the job market recovers and expands, we believe that consumer confidence will strengthen and spend-per-visit will increase;

•	our expectations with respect to the valuation of Borgata's tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

•	our expectations with respect to continued disruptions in the global capital markets and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our bank credit facility;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Amended Credit Facility and Borgata's credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our market risk exposure and efforts to minimize risk;

•
the timing of the delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, our expectations as to the costs associated with delays related to the project, and our belief that financing for a development project like Echelon continues to be unavailable;

•
expansion, development, investment and renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•
our belief that, except for the Copeland matter discussed herein, all pending claims, if adversely decided, will not have a material adverse effect on our business, financial position, or results of operations;

•	that margin improvements will remain a driver of profit growth for the Company going-forward;

•	our belief that the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC;

•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation, including the litigation involving Treasure Chest casino;

•	our relationship with LVE including, without limitation, our mutual agreement to not initiate litigation, the monthly periodic fee and our option to purchase LVE's assets;

•	our intention to file a registration statement pursuant to the registration rights agreement entered into in connection with the private placement of our 9.125% senior notes due 2018;

•	MDFC's intention to have a registration statement declared effective and consummate an exchange offer with respect to its 9.50% senior secured notes due 2015 and 9.875% senior secured notes due 2018;

•
the outcome of various tax audits and assessments, including our appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our consolidated financial statements;

•	our overall outlook, including all statements under the heading Overall Outlook in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement, our estimates of self-insurance accruals and future liability and our ability to terminate our insurance policies;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Amended Credit Facility covenants; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•The effects of intense competition that exists in the gaming industry.

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

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios in our Amended Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants.

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

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the mid-Atlantic region.

•	Borgata's expected liabilities under the multiemployer pensions in which it operates.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2011, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011.

Item 4.     Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter Jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.     Risk Factors
We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.
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
For example, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the nine existing casinos in Philadelphia in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.
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
During the three months ended March 31, 2011, we performed an interim impairment test on the trademark we recorded in connection with the valuation of Borgata due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded a $5.0 million impairment to the trademark.

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
Additionally, in February 2008, management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million noncash impairment charge to write-off Dania Jai-Alai's intangible license rights and to write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. On April 29, 2011, we and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of our Dania Jai-Alai facility for a purchase price of $80.0 million, subject to adjustment based on the amount of cash held by Dania as of the closing, including a non-refundable (except under certain limited circumstances) deposit of $5.0 million. The closing of the transactions contemplated by the Agreement is subject to certain conditions and must occur by September 26, 2011; provided that the Buyer may extend such date under certain limited circumstances until November 28, 2011 with payment of $2.0 million to us, $1.0 million of which shall be applied to the Purchase Price. We currently anticipate that the closing will occur in the third quarter of 2011.
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
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts LLC ("Echelon Resorts"), we have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE will provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

LVE has suspended construction of the central energy center while the Echelon project is delayed. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter. On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). LVE has agreed not to initiate any litigation with respect to its April 3, 2009 claim of an alleged breach of the ESA and both Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and that any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon Resorts has agreed to pay LVE, beginning March 4, 2011, the Periodic Fee and an operation and maintenance fee until Echelon either (i) resumes construction of the project or (ii) exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resorts' prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon Resorts' obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of LVE's assets.
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
If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under our Amended Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
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
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.
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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. Such reduction resulted in an income statement benefit of approximately $3.1 million. We have not received valuation notices for years 2008 through 2011. We believe the assessment for the period from January 1, 2008 through March 31, 2011 could result in a property tax assessment ranging between $12.0 million and $25.2 million. We have accrued, net of the payments discussed above, approximately $19.8 million of property tax liability as of March 31, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final assessment notices for the period March 1, 2008 through 2011, which have not been received as of March 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.3 million to $19.6 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit, and appealed both the denial of the refund claim as well as the assessment in a hearing before the Nevada Administrative Law Judge in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 assessment. We intend to appeal the decision to the Nevada State Tax Commission (the "Commission") and expect the Department to appeal as well. Due to uncertainty surrounding the ultimate resolution of the Commission appeal, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain or accrue any liability until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.

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

For example, due to flooding of the Mississippi river, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica and are unable to ascertain when the property will reopen. If Sam's Town Hotel and Gambling Hall is damaged or if its operations are disrupted for a prolonged period of time, our business, financial condition and results of operations could be materially adversely affected; however, during the trailing twelve months ended March 31, 2011, Sam's Town Hotel and Gambling Hall in Tunica represented less that 3% of our Adjusted EBITDA.

In addition, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed on August 30, 2008 for eight days over Labor Day weekend, as the New Orleans area was under mandatory evacuation orders during Hurricane Gustav. Hurricane Ike resulted in a two-day closure starting September 12, 2008 at Treasure Chest. Although Hurricane

Katrina in 2005 caused only minor damage at Treasure Chest, it was closed for 44 days as a result of that hurricane. Additionally, at our Delta Downs Racetrack Casino & Hotel, which is located in Southwest Louisiana, Hurricane Gustav forced us to close for six days, beginning on August 30, 2008, and Hurricane Ike led to a second closure from September 11, 2008 to September 17, 2008. The hurricane closures during 2008 totaled 10 days for Treasure Chest and 13 days for Delta Downs, including two full weekends at both properties. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days.
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
In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected area. For example, during January and February 2011, much of the country was impacted by some of the worst winter weather in decades, particularly in the Midwest. Although our properties at Blue Chip and Par-A-Dice were not closed as a result, these storms made it very difficult for our customers to visit, and we project such winter weather had a material and adverse impact on the results of our operations during such time. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
Due to flooding of the Mississippi river, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica and are unable to ascertain when the property will reopen. If Sam's Town Hotel and Gambling Hall is damaged or if its operations are disrupted for a prolonged period of time, our business, financial condition and results of operations could be materially adversely affected.
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
The Cal, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended March 31, 2011, patrons from Hawaii comprised 67% of the room nights sold at the California, 49% at Fremont and 51% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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
Due to flooding of the Mississippi river, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica and are unable to ascertain when the property will reopen. If Sam's Town Hotel and Gambling Hall is damaged or if its operations are disrupted for a prolonged period of time, our business, financial condition and results of operations could be materially adversely affected.
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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.4 million per annum as of March 31, 2011. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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
We had total consolidated long-term debt, net of current maturities, of approximately $3.2 billion at March 31, 2011. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (including $500 million of term loans, and excluding $548.8 million in non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the former credit facility) through additional revolving credit or term loans under the Amended Credit Facility.
Our current debt service requirements on the extending amounts under the Amended Credit Facility primarily consist of interest payments on the outstanding borrowings. However, pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, and commenced March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving and term loans under the Amended Credit Facility is based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. Debt service requirements under our current outstanding senior subordinated and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and repayment of our senior subordinated and senior notes due April 15, 2014, February 1, 2016 and December 1, 2018 for each of our 6.75% and 7.125% senior subordinated notes and our 9.125% senior notes, respectively.
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
In addition, our Amended Credit Facility requires us to maintain certain ratios, including a minimum Interest Coverage Ratio (as defined in the Amended Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Amended Credit Facility) that adjust over the life of our Amended Credit Facility. We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at March 31, 2011, were 2.35 to 1.00, 7.12 to 1.00 and 4.24 to 1.00, respectively.
At March 31, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at March 31, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that a 5.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at March 31, 2011, assuming our current level of interest expense remains constant, we estimate that a 14.9% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.
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
We did not receive distributions from Borgata during the three months ended March 31, 2011 and received $1.9 million from Borgata during the three months ended March 31, 2010. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior subordinated and senior notes and Borgata's senior secured notes do not fully prohibit us or our subsidiaries from doing so. Approximately $567.8 million of contractual availability was available for borrowing under our Amended Credit Facility as of March 31, 2011. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company's outstanding shares of common stock as of March 31, 2011. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.     Exhibits
Exhibits

10.1	Periodic Fee Agreement, entered into on March 4, 2011, by and amongst Echelon Resorts LLC and LVE Energy Partners, LLC.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2011.

BOYD GAMING CORPORATION

By:	/S/ ELLIE J. BOWDISH
Ellie J. Bowdish
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT LIST

10.1	Periodic Fee Agreement, entered into on March 4, 2011, by and amongst Echelon Resorts LLC and LVE Energy Partners, LLC.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.