Form 10-Q
period 2011-06-30
BOYD GAMING CORP
filed 2011-08-05
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common stock, $0.01 par value	86,288,485

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

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

The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

When we filed our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission ("SEC") on March 15, 2011, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 with the SEC on August 5, 2010 (the “Provisional Form 10-K” or “Provisional Form 10-Q”, respectively, or collectively, the “Provisional Forms”), the initial acquisition method accounting for the effective change in control of Borgata Hotel Casino and Spa ("Borgata") was incomplete. The application of acquisition method accounting, required in accordance with the authoritative accounting guidance for business combinations, initially had the following effects on our unaudited condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the provisional fair value of the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the provisional fair value of the noncontrolling interest held in trust as a separate component of our stockholders' equity.

Since the filing of the Provisional Forms, we have made adjustments to the provisional fair value amounts recognized at the date of effective change in control, or March 24, 2010, to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the condensed consolidated balance sheet reported as of December 31, 2010, as previously reported in the Provisional Form 10-K; however, the impact on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2010, as retrospectively adjusted to the statement as reported on the Provisional Form 10-Q was not material, and was therefore not adjusted for any measurement period adjustments.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$175,780	$145,623
Restricted cash	18,860	19,494
Accounts receivable, net	46,036	47,942
Inventories	14,628	16,029
Prepaid expenses and other current assets	40,197	37,153
Income taxes receivable	—	5,249
Deferred income taxes	9,634	8,149
Total current assets	305,135	279,639
Property and equipment, net	3,315,592	3,383,371
Assets held for development	1,119,938	1,119,403
Debt financing costs, net	31,927	34,993
Restricted investments	47,999	48,168
Other assets, net	75,046	70,425
Intangible assets, net	527,322	539,714
Goodwill, net	213,576	213,576
Total assets	$5,636,535	$5,689,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$356,711	$25,690
Non-recourse obligations of variable interest entity	248,128	243,059
Accounts payable	44,955	57,183
Income taxes payable	340	6,504
Accrued liabilities	284,280	278,469
Total current liabilities	934,414	610,905
Long-term debt, net of current maturities	2,823,049	3,193,065
Deferred income taxes	362,899	362,174
Other long-term tax liabilities	47,194	44,813
Other liabilities	73,770	83,589
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,284,984 and 86,244,978 shares outstanding	863	862
Additional paid-in capital	640,661	635,028
Retained earnings	554,437	560,909
Accumulated other comprehensive loss, net	—	(7,594)
Total Boyd Gaming Corporation stockholders’ equity	1,195,961	1,189,205
Noncontrolling interest	199,248	205,538
Total stockholders’ equity	1,395,209	1,394,743
Total liabilities and stockholders’ equity	$5,636,535	$5,689,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Operating revenues:
Gaming	$486,557	$490,132	$968,492	$840,537
Food and beverage	94,585	94,020	186,662	154,002
Room	60,459	58,671	117,050	90,105
Other	33,276	33,813	66,307	57,635
Gross revenues	674,877	676,636	1,338,511	1,142,279
Less promotional allowances	100,474	98,190	199,162	148,698
Net revenues	574,403	578,446	1,139,349	993,581
COST AND EXPENSES
Operating costs and expenses:
Gaming	223,173	229,755	449,782	397,860
Food and beverage	50,080	49,149	97,648	81,791
Room	13,514	13,056	26,335	23,106
Other	27,335	27,006	53,574	46,244
Selling, general and administrative	96,783	99,666	192,571	169,944
Maintenance and utilities	36,773	37,970	74,188	62,109
Depreciation and amortization	48,488	55,408	99,072	95,454
Corporate expense	12,264	13,526	25,544	25,615
Preopening expenses	1,741	1,243	3,572	2,306
Write-downs and other items, net	2,262	1,991	6,969	3,592
Total operating costs and expenses	512,413	528,770	1,029,255	908,021
Operating income from Borgata	—	—	—	8,146
Operating income	61,990	49,676	110,094	93,706
Other expense (income):
Interest income	(20)	—	(25)	(4)
Interest expense	66,694	34,650	123,985	63,657
Fair value adjustment of derivative instruments	48	—	265	—
Loss (gain) on early retirements of debt	—	(1,912)	20	(3,949)
Other non-operating expenses from Borgata, net	—	—	—	3,133
Total other expense, net	66,722	32,738	124,245	62,837
Income (loss) before income taxes	(4,732)	16,938	(14,151)	30,869
Income taxes	(911)	(4,912)	2,197	(9,161)
Net income (loss)	(5,643)	12,026	(11,954)	21,708
Net (income) loss attributable to noncontrolling interest	2,692	(8,644)	5,482	(9,891)
Net income (loss) attributable to Boyd Gaming Corporation	$(2,951)	$3,382	$(6,472)	$11,817
Basic net income (loss) per common share:	$(0.03)	$0.04	$(0.07)	$0.14
Weighted average basic shares outstanding	87,204	86,511	87,181	86,471
Diluted net income (loss) per common share:	$(0.03)	$0.04	$(0.07)	$0.14
Weighted average diluted shares outstanding	87,204	86,942	87,181	86,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(Unaudited and in thousands)

		Boyd Gaming Corporation Stockholders’ Equity
						Accumulated
	Other			Additional		Other		Total
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Income (loss)	Shares	Amount	Capital	Earnings	Loss, Net	Interest	Equity
Balances, January 1, 2011		86,244,978	$862	$635,028	$560,909	$(7,594)	$205,538	$1,394,743
Net loss	$(6,472)	—	—	—	(6,472)	—	—	(6,472)
Derivative instruments fair value adjustment, net of taxes of $4,230	7,594	—	—	—	—	7,594	—	7,594
Comprehensive income	1,122
Comprehensive loss attributable to noncontrolling interest	(808)	—	—	—	—	—	(808)	(808)
Comprehensive income attributable to Boyd Gaming Corporation	$314	—	—	—	—	—	—	—
Stock options exercised		40,006	1	238	—	—	—	239
Tax effect from share-based compensation arrangements		—	—	(558)	—	—	—	(558)
Share-based compensation costs		—	—	5,953	—	—	—	5,953
Change in noncontrolling interest in Borgata and LVE		—	—	—	—	—	(5,482)	(5,482)
Balances, June 30, 2011		86,284,984	$863	$640,661	$554,437	$—	$199,248	$1,395,209

Six Months Ended June 30, 2010
(Unaudited and in thousands)

		Boyd Gaming Corporation Stockholders’ Equity
						Accumulated
	Other			Additional		Other		Total
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Income (loss)	Shares	Amount	Capital	Earnings	Loss, Net	Interest	Equity
Balances, January 1, 2010		86,130,454	$861	$623,035	$550,599	$(18,126)	$—	$1,156,369
Net income	$11,817	—	—	—	11,817	—	—	11,817
Derivative instruments fair value adjustment, net of taxes of $2,408	4,410	—	—	—	—	4,410	—	4,410
Comprehensive income attributable to Boyd Gaming Corporation	$16,227	—	—	—	—	—	—	—
Stock options exercised		96,187	1	605	—	—	—	606
Tax effect from share-based compensation arrangements		—	—	(21)	—	—	—	(21)
Share-based compensation costs		—	—	5,728	—	—	—	5,728
Change in noncontrolling interest in Borgata		—	—	—	—	—	331,379	331,379
Balances, June 30, 2010		86,226,641	$862	$629,347	$562,416	$(13,716)	$331,379	$1,510,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(11,954)	$21,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,072	95,454
Amortization of debt financing costs	4,304	2,917
Amortization of discounts on senior secured notes	1,626	—
Share-based compensation expense	5,953	5,728
Deferred income taxes	(4,991)	4,503
Operating and non-operating income from Borgata	—	(5,013)
Distributions of earnings received from Borgata	—	1,910
Noncash asset write-downs	6,444	—
Loss (gain) on early retirements of debt	20	(3,949)
Other operating activities	1,556	1,135
Changes in operating assets and liabilities:
Restricted cash	634	554
Accounts receivable, net	(48)	2,628
Inventories	1,402	(598)
Prepaid expenses and other current assets	(2,920)	(2,004)
Income taxes receivable	(1,023)	12,102
Other long-term tax assets	647	—
Other assets, net	(1,754)	870
Accounts payable and accrued liabilities	(2,263)	9,622
Income taxes payable	123	—
Other long-term tax liabilities	2,382	1,159
Other liabilities	(1,642)	1,031
Net cash provided by operating activities	97,568	149,757
Cash Flows from Investing Activities
Capital expenditures	(30,874)	(47,481)
Net cash effect upon change in controlling interest of Borgata	—	26,025
Decrease in restricted investments	168	—
Other investing activities	55	(164)
Net cash used in investing activities	(30,651)	(21,620)
Cash Flows from Financing Activities
Payments on retirements of long-term debt	—	(28,861)
Borrowings under bank credit facility	35,920	374,800
Payments under bank credit facility	(35,920)	(399,300)
Borrowings under Borgata bank credit facility	365,700	190,983
Payments under Borgata bank credit facility	(406,600)	(196,400)
Debt financing costs, net	(828)	—
Payments under note payable	—	(46,875)
Proceeds from variable interest entity's issuance of debt	5,250	—
Payments on loans to variable interest entity's members	(181)	—
Noncontrolling interest distributions by Borgata	—	(15,602)
Other financing activities	(101)	89
Net cash used in financing activities	(36,760)	(121,166)
Increase in cash and cash equivalents	30,157	6,971
Cash and cash equivalents, beginning of period	145,623	93,202
Cash and cash equivalents, end of period	$175,780	$100,173

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$128,400	$69,109
Cash paid (received) for income taxes, net	1,221	(9,761)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$4,087	$6,965
Fair value adjustment on derivative instruments	11,931	7,884
Assets and Liabilities Recorded at Fair Value (net of Cash Received) Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$—	$29,099
Inventories	—	4,118
Prepaid expenses and other current assets	—	9,201
Deferred income taxes	—	1,290
Property and equipment, net	—	1,293,792
Intangibles	—	14,000
Indefinite lived intangibles	—	65,000
Other assets, net	—	36,641
Fair value of assets	$—	$1,453,141
Current maturities of long-term debt	$—	$632,289
Accounts payable	—	8,729
Income taxes payable	—	7,579
Accrued liabilities	—	66,854
Other long-term liabilities	—	40,204
Fair value of liabilities	$—	$755,655

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

We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida. On April 29, 2011, we and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of the Dania Jai-Alai Business (as defined below).

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

The closing of the transactions contemplated by the Agreement is subject to certain conditions, including without limitation, (i) the receipt of all consents, approvals or authorizations required to permit us to transfer to the Buyer, and the Buyer to acquire from us, certain jai alai permits required to operate jai alai at the Dania facility; (ii) the absence of injunctions, judgments or other legal impediments seeking to prohibit the closing of the transaction; (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (v) other customary closing conditions. In addition to other termination rights and events set forth in the Agreement, the Buyer has the right to terminate the Agreement at any time prior to the closing date based upon the Buyer's due diligence of the Assets and Liabilities. The closing must occur by September 26, 2011 (the “Outside Date”); provided that the Buyer may extend the Outside Date under certain limited circumstances until November 28, 2011 with payment of $2.0 million to us, $1.0 million of which shall be applied to the Purchase Price. We currently anticipate that the closing will occur in the third quarter of 2011; however, there can be no assurance that this transaction will close as scheduled, or at all.

We also own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

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
(Unaudited)

ended December 31, 2010.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010, and the results of our operations for the three and six months ended June 30, 2011 and 2010, and the results of our cash flows for the six months ended June 30, 2011 and 2010. Our operating results for the three and six months ended June 30, 2011 and 2010, and our cash flows for the six months ended June 30, 2011 and 2010, are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

The financial position of Borgata is presented in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010; its results of operations for the three months ended June 30, 2011 and 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010; its results of operations for the six months ended June 30, 2011 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2011; and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010.

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

In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010; its results of operations for the three months ended June 30, 2011 are included in our condensed consolidated statement of operations for the three months ended June 30, 2011; its results of operations for the six months ended June 30, 2011 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2011; its results of operations for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010; and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010. At June 30, 2011 and December 31, 2010, approximately $1.41 billion and $1.45 billion, respectively, of our consolidated total assets related to Borgata.

Additionally, the financial position of LVE is consolidated in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, and its results of operations for the three and six months ended June 30, 2011 are included in our condensed consolidated statements of operations and cash flows during such periods. At June 30, 2011, approximately $249.6 million of our consolidated total assets related to LVE, however, certain of these assets, approximating $195.9 million, are pledged as security on LVE's outstanding construction loan advances, and an additional $48.0 million of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing. At December 31, 2010, approximately $249.7 million of our consolidated total assets related to LVE, however, certain of these assets, approximating $196.4 million, were pledged as security on LVE's outstanding construction loan advances, and an additional $48.2 million of such assets were held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.

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

Noncontrolling Interest
Noncontrolling interest is the portion of the ownership in Borgata not directly attributable to Boyd, as well as the ownership of LVE, none of which is attributable to Boyd, and is reported as a separate component of our stockholders' equity in our condensed consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At June 30, 2011 and December 31, 2010, there was a noncontrolling interest of $214.7 million and $219.3 million, respectively, associated with the portion of ownership in Borgata that is not attributable to the stockholders of Boyd Gaming Corporation. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and began consolidating its financial statements at that date. At June 30, 2011 and December 31, 2010, there was a noncontrolling interest loss of $15.5 million and $13.7 million, respectively, associated with the ownership in LVE that is not attributable to the stockholders of Boyd Gaming Corporation.

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

Promotional Allowances

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowances
The amounts included in promotional allowances for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$30,718	$31,973	$60,822	$46,612
Food and beverage	41,070	42,801	83,564	72,714
Other	28,686	23,416	54,776	29,372
Total promotional allowances	$100,474	$98,190	$199,162	$148,698
The estimated costs of providing such promotional allowances for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$13,044	$18,236	$26,117	$26,196
Food and beverage	37,752	48,456	76,237	78,063
Other	4,189	6,417	7,986	7,985
Total cost of promotional allowances	$54,985	$73,109	$110,340	$112,244

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense on the condensed consolidated statements of operations. These taxes totaled approximately $63.5 million and $64.6 million for the three months ended June 30, 2011 and 2010, respectively, and totaled approximately $127.3 million and $118.4 million for the six months ended June 30, 2011 and 2010, respectively.

Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010, consisted of the following amounts:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Earnings per share:
Basic weighted average shares outstanding	87,204	86,511	87,181	86,471
Potential dilutive effect	—	431	—	272
Diluted weighted average shares outstanding	87,204	86,942	87,181	86,743

Due to the net loss for the three and six months ended June 30, 2011, the effect of all potential common shares was anti-dilutive, and therefore were not included in the computation of diluted earnings per share. Anti-dilutive options totaling 7.8 million and 6.7 million have been excluded from the computation of diluted earnings per share for the three months ended June 30, 2011, and 2010, respectively. Anti-dilutive options totaling 7.8 million and 8.1 million have been excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively.

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

Accounting Standards Update 2011-05 Presentation of Comprehensive Income ("Update 2011-05")
In June, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05 Presentation of Comprehensive Income, which is an amendment to Topic 220 of the Accounting Standards Codification.

The objective of Update 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

The amendments in Update 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does the amendment affect how earnings per share is calculated or presented. The amendments in this Update should be applied retrospectively. The amendment will effective for

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-05 will not have a material impact on the computation of comprehensive income, but will require a revised presentation thereof.

NOTE 2.    CONSOLIDATION OF CERTAIN INTERESTS

Controlling Interest
Borgata Hotel Casino and Spa
Overview
We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's interest in the Holding Company ("MGM Interest") to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the “NJDGE”). Pursuant to the terms of the amended operating agreement, in connection with the refinancing of the Borgata bank credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $30.8 million was a priority distribution equal to the excess prior capital contributions made by us.

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the New Jersey Casino Control Commission ("NJCCC"). Under the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into the Divestiture Trust and further agreed to sell such interest within a 30-month period. During the first 18 months of such period, MGM has the power to direct the trustee to sell the MGM Interest, subject to the approval of the NJCCC. If the sale has not occurred by such time, the trustee will be solely responsible for the sale of the MGM Interest. The MGM Interest was transferred to the Divestiture Trust on March 24, 2010.

MGM has subsequently announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, subject to approval by the NJCCC. The amendment provides that the mandated sale of the MGM Interest be increased by an additional 18 months to a total of 48 months.  During the first 36 months (or until March 24, 2013), MGM has the right to direct the Divestiture Trust to sell the MGM Interest. If a sale is not concluded by that time, the Divestiture Trust will be responsible for selling MGM''s Interest during the following 12-month period.  The NJCCC is expected to hold a hearing on the amendment to the settlement on August 8, 2011.

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

Acquisition Method Accounting
The application of the acquisition method accounting guidance had the following effects on our condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity. The provisional fair value measurements and estimates of these items were estimated as of the date we effectively obtained control.

The provisional fair value measurements and estimates of these items have been subsequently refined. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, the Company had not completed its procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. The Company's subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement adjustments were identified and retrospectively recorded in the condensed consolidated balance sheet as of December 31, 2010, and certain disclosures were updated to reflect

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the measurement period adjustments, as reflected herein.

Retrospective Adjustment to Condensed Consolidated Balance Sheet
We have retrospectively adjusted the provisional values to reflect the fair valuation, and therefore, the condensed consolidated balance sheet as of December 31, 2010 presented herein reflects the adjustments above.

		December 31, 2010
	As Originally Reported	Acquisition Method Accounting Adjustments	As Retrospectively Adjusted
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$145,623	$—	$145,623
Restricted cash	19,494	—	19,494
Accounts receivable, net	47,942	—	47,942
Inventories	16,029	—	16,029
Prepaid expenses and other current assets	37,390	(237)	37,153
Income taxes receivable	5,249	—	5,249
Deferred income taxes	8,149	—	8,149
Total current assets	279,876	(237)	279,639
Property and equipment, net	3,471,933	(88,562)	3,383,371
Assets held for development	1,119,403	—	1,119,403
Debt financing costs, net	38,451	(3,458)	34,993
Restricted investments	48,168	—	48,168
Other assets, net	70,425	—	70,425
Intangible assets, net	460,714	79,000	539,714
Goodwill, net	213,576	—	213,576
Total assets	$5,702,546	$(13,257)	$5,689,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$25,690	$—	$25,690
Non-recourse obligations of variable interest entity	243,059	—	243,059
Accounts payable	57,183	—	57,183
Income taxes payable	6,504	—	6,504
Accrued liabilities	279,779	(1,310)	278,469
Total current liabilities	612,215	(1,310)	610,905
Long-term debt, net of current maturities	3,193,065	—	3,193,065
Deferred income taxes	360,342	1,832	362,174
Other long-term tax liabilities	44,813	—	44,813
Other liabilities	85,859	(2,270)	83,589
Stockholders' equity
Preferred stock	—	—	—
Common stock	862	—	862
Additional paid-in-capital	635,028	—	635,028
Retained earnings	560,909	—	560,909

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated other comprehensive loss, net	(7,594)	—	(7,594)
Total Boyd Gaming Corporation stockholders' equity	1,189,205	—	1,189,205
Noncontrolling interest	217,047	(11,509)	205,538
Total stockholders' equity	1,406,252	(11,509)	1,394,743
Total liabilities and stockholders' equity	$5,702,546	$(13,257)	$5,689,289

Bargain Purchase Gain
The fair valuation resulted in the recording of a bargain purchase gain, due to the excess fair value of Borgata over the historical basis of our equity interest in Borgata. Recorded in write-downs and other items, net on the condensed consolidated statement of operations, this gain was recorded as a cumulative adjustment during the six months ended June 30, 2011.

The gain was computed as follows:

Bargain Purchase Gain
(In thousands)
Fair value of controlling equity interest	$397,931
Carrying value of equity investment in Borgata	397,622
Bargain purchase gain	$309

The fair value of our controlling interest included a $72.4 million control premium, which is reflected in the fair value of the enterprise, and included in the calculation of the bargain purchase gain. A control premium of 10% was applied to the enterprise value members' equity, excluding interest bearing debt, to calculate an indicated value of equity on a controlling basis. While the value of control is somewhat below prevailing market rates, we believe the control premium reflects the value of our influence, mitigated by only a 50% interest and return.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Results of Operations of Borgata
(for the period from March 24, 2010 through June 30, 2010)
reflecting amounts included on a consolidated basis
The results of Borgata, as included in the accompanying condensed consolidated statements of operations from the date we effectively obtained control, March 24, 2010, (specifically, for the period from March 24 through June 30, 2010 for the six months ended June 30, 2010) are presented below. These results of operations do not reflect the retrospective impact from the measurement period adjustments discussed above, as such amounts were not material to either the three and six months ended June 30, 2010.

Six Months Ended June 30, 2010
(In thousands)
REVENUES
Operating revenues:
Gaming	$180,475
Food and beverage	39,140
Room	29,952
Other	11,360
Gross revenues	260,927
Less promotional allowances	57,259
Net revenues	203,668

COSTS AND EXPENSES
Operating costs and expenses:
Gaming	71,073
Food and beverage	19,893
Room	4,224
Other	9,193
Selling, general and administrative	33,300
Maintenance and utilities	18,122
Depreciation and amortization	19,861
Write-downs and other items, net	12
Total operating costs and expenses	175,678
Operating income	27,990
Other expense
Interest expense	6,072
Total other expense, net	6,072
Income before income taxes	21,918
Income taxes	(2,137)
Net income	$19,781

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Pro Forma Information
Pro Forma Condensed Consolidated Statement of Operations
for the six months ended June 30, 2010
The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred as of the beginning of the earliest period presented herein, or on January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the six months ended June 30, 2010 would have been had the consolidation of Borgata been completed as of the earlier date, nor are they indicative of any future results.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2010
	Boyd Gaming Corp	Borgata		Boyd Gaming Corp
	As Reported	Stub Period	Adjustments	Pro Forma
	(In thousands)
Revenues
Gaming	$840,537	$137,831	$—	$978,368
Food and beverage	154,002	31,217	—	185,219
Room	90,105	24,154	—	114,259
Other	57,635	9,179	—	66,814
Gross revenues	1,142,279	202,381	—	1,344,660
Less promotional allowances	148,698	44,091	—	192,789
Net revenues	993,581	158,290	—	1,151,871
Costs and expenses
Gaming	397,860	59,861	—	457,721
Food and beverage	81,791	13,500	—	95,291
Room	23,106	2,185	—	25,291
Other	46,244	7,127	—	53,371
Selling, general and administrative	169,944	28,981	—	198,925
Maintenance and utilities	62,109	13,522	—	75,631
Depreciation and amortization	95,454	16,754	—	112,208
Corporate expense	25,615	—	—	25,615
Preopening expenses	2,306	—	—	2,306
Write-downs and other charges	3,592	68	—	3,660
Total costs and expenses	908,021	141,998	—	1,050,019
Operating income from Borgata	8,146	—	(8,146)	—
Operating income	93,706	16,292	(8,146)	101,852
Other expense (income)
Interest income	(4)	—	—	(4)
Interest expense, net of amounts capitalized	63,657	5,060	—	68,717
Fair value adjustment of derivative instruments	—	—		—
Gain on early retirements of debt	(3,949)	—	—	(3,949)
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—
Total other expense, net	62,837	5,060	(3,133)	64,764

Income before income taxes	30,869	11,232	(5,013)	37,088
Income taxes	(9,161)	(1,207)	—	(10,368)
Net income	21,708	10,025	(5,013)	26,720
Net income attributable to noncontrolling interest	(9,891)	—	(5,012)	(14,903)
Net income attributable to Boyd Gaming Corporation	$11,817	$10,025	$(10,025)	$11,817

The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions affecting the statement of operations between the Boyd wholly-owned entities and Borgata which would require elimination during the six months ended June 30, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Variable Interest
LVE Energy Partners, LLC
The effects of the consolidation of LVE on our financial position as of June 30, 2011 and December 31, 2010, and its impact on our results of operations for the three and six months ended June 30, 2011 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations are presented below.

The primary impact on our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
ASSETS
Cash and cash equivalents	$175,765	$15	$—	$175,780
Restricted cash	18,486	374	—	18,860
Accounts receivable, net	46,018	2,412	(2,394)	46,036
Prepaid expenses and other current assets	39,352	845	—	40,197
Other current assets	24,262	—	—	24,262
Property and equipment, net	3,315,592	—	—	3,315,592
Assets held for development	923,997	195,941	—	1,119,938
Debt financing costs, net	31,927	—	—	31,927
Restricted investments	—	47,999	—	47,999
Other assets	70,657	4,389	—	75,046
Intangible assets, net	527,322	—	—	527,322
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,386,954	$251,975	$(2,394)	$5,636,535

LIABILITIES
Current maturities of long-term debt	$356,711	$—	$—	$356,711
Non-recourse obligations of variable interest entity	—	248,128	—	248,128
Accounts payable	44,901	54	—	44,955
Accrued liabilities	283,253	1,027	—	284,280
Long-term debt, net of current maturities	2,823,049	—	—	2,823,049
Deferred income taxes	362,899	—	—	362,899
Other liabilities	105,452	18,246	(2,394)	121,304
Total Liabilities	$3,976,265	$267,455	$(2,394)	$4,241,326

STOCKHOLDERS' EQUITY
Common stock	$863	$—	$—	$863
Additional paid-in capital	640,661	—	—	640,661
Retained earnings	554,437	—	—	554,437
Noncontrolling interest	214,728	(15,480)	—	199,248
Total Liabilities and Stockholders' Equity	$5,386,954	$251,975	$(2,394)	$5,636,535

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2010
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
ASSETS
Cash and cash equivalents	$145,291	$332	$—	$145,623
Restricted cash	19,494	—	—	19,494
Accounts receivable, net	47,537	405	—	47,942
Other current assets	66,580	—	—	66,580
Property and equipment, net	3,383,371	—	—	3,383,371
Assets held for development	923,038	196,365	—	1,119,403
Debt financing costs, net	34,993	—	—	34,993
Restricted investments	—	48,168	—	48,168
Other assets	65,963	4,462	—	70,425
Intangible assets, net	539,714	—	—	539,714
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,439,557	$249,732	$—	$5,689,289

LIABILITIES
Current maturities of long-term debt	$25,690	$—	$—	$25,690
Non-recourse obligations of variable interest entity	—	243,059	—	243,059
Accounts payable	56,790	393	—	57,183
Accrued liabilities	277,429	1,040	—	278,469
Long-term debt, net of current maturities	3,193,065	—	—	3,193,065
Deferred income taxes	362,174	—	—	362,174
Other liabilities	115,948	18,958	—	134,906
Total Liabilities	$4,031,096	$263,450	$—	$4,294,546

STOCKHOLDERS' EQUITY
Common stock	$862	$—	$—	$862
Additional paid-in capital	635,028	—	—	635,028
Retained earnings	560,909	—	—	560,909
Accumulated other comprehensive loss, net	(7,594)	—	—	(7,594)
Noncontrolling interest	219,256	(13,718)	—	205,538
Total Liabilities and Stockholders' Equity	$5,439,557	$249,732	$—	$5,689,289

The reduction in accounts receivable, net and other liabilities reflects the elimination of the Periodic Fee booked as a receivable by LVE, which mirrors the payable recorded on Boyd's general ledger. Both the receivable and payable are eliminated in consolidation completely, thereby having no impact on our consolidated balance sheet.

The impact on our condensed consolidated statement of operations for the three months ended June 30, 2011 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30, 2011
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
REVENUES
Other revenue	$33,276	$2,769	$(2,769)	$33,276

COSTS AND EXPENSES
Maintenance and utilities	$36,739	$34	$—	$36,773
Preopening expenses	4,510	—	(2,769)	1,741

Operating income	$59,255	$2,735	$—	$61,990

Other expense
Interest expense	$61,387	$5,307	$—	$66,694

Loss before income taxes	$(2,160)	$(2,572)	$—	$(4,732)
Income taxes	(911)	—	—	(911)
Net loss	(3,071)	(2,572)	—	(5,643)
Net loss attributable to noncontrolling interest	120	2,572	—	2,692
Net loss attributable to Boyd Gaming Corporation	$(2,951)	$—	$—	$(2,951)

The impact on our condensed consolidated statement of operations for the six months ended June 30, 2011 was as follows:

	Six Months Ended June 30, 2011
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
REVENUES
Other revenue	$66,307	$5,410	$(5,410)	$66,307

COSTS AND EXPENSES
Maintenance and utilities	$73,257	$931	$—	$74,188
Preopening expenses	8,982	—	(5,410)	3,572

Operating income	$105,615	$4,479	$—	$110,094

Other expense
Interest expense	$118,551	$5,434	$—	$123,985

Loss before income taxes	$(13,196)	$(955)	$—	$(14,151)
Income taxes	2,197	—	—	2,197
Net loss	(10,999)	(955)	—	(11,954)
Net loss attributable to noncontrolling interest	4,527	955	—	5,482
Net loss attributable to Boyd Gaming Corporation	$(6,472)	$—	$—	$(6,472)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee is recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it is actually paid to LVE directly on a monthly basis.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Land	$576,947	$576,947
Buildings and improvements	3,308,851	3,309,506
Furniture and equipment	1,143,312	1,131,837
Riverboats and barges	167,505	167,420
Other	25,793	25,423
Total property and equipment	5,222,408	5,211,133
Less accumulated depreciation	1,906,816	1,827,762
Property and equipment, net	$3,315,592	$3,383,371

Depreciation expense for the three months ended June 30, 2011 and 2010 was $46.4 million and $55.4 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $92.2 million and $95.5 million, respectively. The amounts recorded during the six months ended June 30, 2011 include the effect of certain measurement period adjustments.

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

NOTE 4.    ASSETS HELD FOR DEVELOPMENT

Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
Echelon Project Infrastructure
Land	$213,649	$213,649
Construction and development costs	501,091	500,132
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	195,941	196,365
Total assets held for development	$1,119,938	$1,119,403

Echelon Project Infrastructure
At June 30, 2011 and December 31, 2010, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. We expect to additionally incur approximately $0.3 million to $3.0 million of capitalized costs annually, principally related to such items as transportation of stored offsite steel as well as offsite improvements.

In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.0 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to the ESA entered into between Echelon Resorts and LVE.

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

The suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time of the suspension, we performed an impairment test of these assets, which occurred during the three months ended September 30, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon.

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
Central Energy Facility
The capitalized construction costs of the central energy facility include labor, materials, construction overhead and capitalized interest, all of which has been directly incurred by LVE. Depreciation is generally recorded on a straight line basis over useful lives of property ranging from 5 to 50 years, but has not commenced on the components of the facility, as it has not been placed in service. The costs of repairs and maintenance, including planned major maintenance activities and minor replacements of property are charged to maintenance expense as incurred.

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

NOTE 5.    INTANGIBLE ASSETS

Intangible assets consist of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			June 30, 2011
	Weighted Average Original Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
	(In thousands)
Amortizing intangibles:
Customer relationships	3.9 years	$14,400	$(7,271)	$—	$7,129
Favorable lease rates	43.8 years	45,370	(7,303)	—	38,067
		59,770	(14,574)	—	45,196

Indefinite lived intangible assets:
Trademarks	Indefinite	115,700	—	(5,000)	110,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(167,500)	482,126
		$743,356	$(48,534)	$(167,500)	$527,322

	December 31, 2010
	Weighted Average Original Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	5 years	$14,400	$(400)	$—	14,000
Favorable lease rates	43.8 years	45,370	(6,782)	—	38,588
		59,770	(7,182)	—	52,588
Indefinite lived intangible assets:
Trademarks	Indefinite	115,700	—	—	115,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(162,500)	487,126
December 31, 2010		$743,356	$(41,142)	$(162,500)	$539,714

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

Favorable Lease Rates
Favorable lease rates represent the rental rates for assumed land leases that are favorable to comparable market rates. The fair value is determined on a technique whereby the difference between the lease rate and the then current market rate for the remaining contractual term is discounted to present value. The assumptions underlying this computation include the actual lease rates, the expected remaining lease term, including renewal options, based on the existing lease; current rates of rent for leases on comparable properties with similar terms obtained from market data and analysis; and an assumed discount rate. The estimates underlying the result covered a term of 41 to 52 years.

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

Activity For the Six Months Ended June 30, 2011 and 2010
The following table sets forth the changes in these intangible assets during the six months ended June 30, 2011 and 2010:

	Customer Relationships		Favorable Lease Rates	Trademarks	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Six Months Ended June 30, 2011
Balance December 31, 2010	$14,000		$38,588	$115,700	$371,426	$539,714
Additions	—		—	—	—	—
Impairments	—		—	(5,000)	—	(5,000)
Amortization	(6,871)		(521)	—	—	(7,392)
Balance June 30, 2011	$7,129		$38,067	$110,700	$371,426	$527,322

Six Months Ended June 30, 2010
Balance December 31, 2009	$—		$39,632	$50,700	$371,426	$461,758
Additions	14,000		—	65,000	—	79,000
Amortization	—	—	(524)	—	—	(524)
Balance June 30, 2010	$14,000		$39,108	$115,700	$371,426	$540,234

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate four-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average useful life of 43.8 years. Future amortization is as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Year Ending December 31,	Customer Relationships	Favorable Lease Rates	Total
	(In thousands)
2011 (remainder)	$2,391	$523	$2,914
2012	3,174	1,043	4,217
2013	1,564	1,043	2,607
2014	—	1,043	1,043
2015	—	1,043	1,043
Thereafter	—	33,372	33,372
	$7,129	$38,067	$45,196

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life, however these assets are subject to an annual impairment test.

Impairment Testing
Intangible assets include gaming license rights, trademarks and customer lists. Indefinite lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.
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
The results of our annual scheduled impairment test of indefinite-lived intangible assets, performed during the second quarter of 2011, did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could result in a future a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

During the first quarter of 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

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

NOTE 6.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY

The non-recourse obligations of variable interest entity represent the outstanding debt of LVE, all of which is classified as current, and is comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
Construction and term loan facility	$120,392	$120,572
Tax-exempt variable rate bonds	100,000	100,000
Notes payable to members of variable interest entity	27,736	22,487
	$248,128	$243,059

Assets serving as collateral for these debt obligations had a carrying value of $243.9 million and $244.5 million at June 30, 2011 and December 31, 2010, respectively, and primarily consist of certain assets held for development and restricted investments. The condensed consolidated statements of operations for the three and six months ended June 30, 2011 includes $2.6 million and $1.0 million of loss, respectively, and the condensed consolidated statement of cash flows for the six months ended June 30, 2011 includes $6.1 million of net operating cash outflows related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $120.4 million was outstanding at June 30, 2011. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. Although LVE's loan is presently in default, and classified as current, the original loan maturities are as follows: $4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

The construction loan bears interest at a variable rate based on the London InterBank Offered Rate ("LIBOR"). LVE entered into an interest rate swap with scheduled increases in the notional amount designed to fix the LIBOR portion of the interest rate on this debt until its maturity in November 2013, which was hedged against the outstanding debt. However, due to the construction delays, the outstanding amount of debt did not increase as fast as the contractual increases in notional amount of the swap, which rendered a portion of the swap ineffective. The effective rate on the outstanding construction loan, including the impact of the effective portion of the swap, was approximately 2.4% at June 30, 2011.

Tax-exempt Variable Rate Bonds
In December 2007, LVE issued $100.0 million of tax-exempt variable rate bonds through the State of Nevada Department of Business and Industry, which mature in October 2035. Unused proceeds from the tax-exempt, variable rate bonds are required to be escrowed pending approved construction expenditures. Such unused funds are reported as restricted investments on our consolidated balance sheet.

The tax-exempt variable rate bonds bear interest at rates that are determined by a remarketing agent on a weekly basis. LVE entered into an interest rate swap with a total notional amount of $100.0 million that effectively fixes the underlying interest rate index on these bonds until November 2013. Investors in these bonds receive liquidity and credit support provided by a letter of credit from a commercial bank. This letter of credit expires in November 2013, but can be accelerated by the bank in the event of a default under the construction and term loan facility. The effective interest rate on these bonds, including the impact of the swap and cost of the related letter of credit, was approximately 6.0% at June 30, 2011.

Events of Default
The central energy center and district energy system are being financed by LVE with debt that is non-recourse to us. The outstanding balance of LVE's bank debt is approximately $220.4 million as of June 30, 2011, consisting of borrowing under the construction and term loan facility of $120.4 million and outstanding tax-exempt bonds of $100.0 million. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required the LVE joint venture partners to guarantee the payment of future interest costs by LVE through December 2010. In addition, the LVE joint venture partners had each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when construction of Echelon was suspended. In turn, the banks waived all existing defaults

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

under the financing agreements and were relieved of their commitment to provide additional funding.

As a result of the ongoing construction delay, the central energy center and district energy system was not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE's debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes; however, as of June 30, 2011, LVE was in default under the financing agreements with the banks, and all its debt has been presented as currently due.

NOTE 7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Payroll and related expenses	$82,703	$73,054
Interest	38,926	51,347
Gaming liabilities	62,244	70,908
Accrued expenses and other liabilities	100,407	83,160
Total accrued liabilities	$284,280	$278,469

NOTE 8.    LONG-TERM DEBT

Long-term debt, net of current maturities consists of the following:

	June 30, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,425,000	$—	$—	$1,425,000
9.125% senior notes due 2018	500,000	—	(9,175)	490,825
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,421	—	—	11,421
	$2,392,839	$—	$(9,175)	$2,383,664

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	400,000	(3,644)	(8,558)	387,798
9.875% senior secured notes due 2018	400,000	(2,531)	(9,171)	388,298
	$820,000	$(6,175)	$(17,729)	$796,096
Less current maturities	356,711	—	—	356,711
Long-term debt, net	$2,856,128	$(6,175)	$(26,904)	$2,823,049

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

Pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, which commenced on March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving and term loans under the Amended Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin under the Amended Credit Facility is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the Extended Revolving Facility (as defined in our Amended Credit Facility) ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility.

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

The blended interest rates for outstanding borrowings under our Amended Credit Facility were 3.2% and 3.3% at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, approximately $1.43 billion was outstanding under our Amended Credit Facility, with $15.6 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $555.7 million.

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

The maximum permitted consolidated Total Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). Presently, and through December 31, 2011, our maximum Total Leverage Ratio is set at 7.75 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 5.50 to 1.00 at March 15, 2015 through the duration of the term.

The maximum permitted Secured Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). Presently, and through March 31, 2012, our maximum Secured Leverage Ratio is set at 4.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at June 30, 2011, we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, as of that date, were 2.42 to 1.00, 6.95 to 1.00 and 4.14 to 1.00, respectively.

Debt Financing Costs
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018.
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at June 30, 2011. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014.
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2011. Effective April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016.
Significant Terms

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the six months ended June 30, 2011. During the three and six months ended June 30, 2010, we purchased and retired $17.5 million and $33.0 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.9 million, respectively, resulting in a gain of $1.9 million and $3.9 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

Indentures
The indentures governing the senior and senior subordinated notes each include permitted investment clauses, the most restrictive of which limits the amount of permitted investments to a basket of $150 million, increased by a calculated amount including 50% of net income, as defined in the indentures, and net of previous permitted investments. Also, the indentures allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indentures, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior and senior subordinated notes were issued; and, at June 30, 2011, after giving effect to the repayment of certain indebtedness, as defined in the indentures, our coverage ratio was above 2.0 to 1.0.

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

Outstanding borrowings under the Borgata bank credit facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At June 30, 2011, the outstanding balance under the Borgata bank credit facility was $20.0 million, leaving contractual availability of $130.0 million. The interest rate on the outstanding borrowings at June 30, 2011 was 4.4%.

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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at June 30, 2011, were $160.2 million and $130.4 million, respectively.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2011.

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

9.875% Senior Secured Notes Due 2018.
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2011.

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

The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. The effective interest rate on the 9.50% notes due 2015 notes is 10.2% and on the 9.875% notes due 2018 is 10.3%.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into which the initial purchasers of these senior secured notes at the time of the private placement, on May 27, 2011, MDFC commenced an offer to exchange all of the outstanding $400.0 million aggregate

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

principal amount of 9.5% Senior Secured Notes due 2015 and $400.0 million aggregate principal amount of 9.875% Senior Secured Notes due 2018 for new 9.5% Senior Secured Notes due 2015 and 9.875% Senior Secured Notes due 2018, respectively, that have been registered under the Securities Act of 1933. On June 28, 2011, the expiration date of the exchange offer, $396.4 million of the 9.5% Senior Secured Notes due 2015 and $400.0 of the 9.875% Senior Secured Notes due 2018 were validly tendered and accepted for exchange. This amount represents approximately 99.1% of the 9.5% Senior Secured Notes due 2015 and 100% of the 9.875% Senior Secured Notes due 2018, respectively.

NOTE 9. DERIVATIVE INSTRUMENTS

We utilize derivative instruments to manage interest rate risk.

Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We designated current interest rate swaps as cash flow hedges through September 30, 2010, and measured their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Interest Rate Swap Agreements
The Company has entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Amended Credit Facility. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating-rate debt to a fixed rate. The interest rate swap agreements terminated on June 30, 2011, however, the following presents the activity related to our accounting for the interest rate swaps during the periods in which they were outstanding.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of December 31, 2010, the balance of which are included in other long-term liabilities.

	Notional		December 31,
Effective Date	Amount	Fixed Rate	2010	Maturity Date
September 28, 2007	$100,000	5.13%	$2,374	June 30, 2011
September 28, 2007	200,000	5.14%	4,751	June 30, 2011
June 30, 2008	200,000	5.13%	4,746	June 30, 2011
Totals	$500,000		$11,871

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

The fair values of our derivative instruments at December 31, 2010 included approximately $0.2 million of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

Classification of Changes in Fair Value
The effect of derivative instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship - Interest Rate Swap Contracts	Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
Three Months Ended
June 30, 2011	$—	Interest expense	$(6,063)
June 30, 2010	4,869	Interest expense	554

Six Months Ended
June 30, 2011	—	Interest expense	(11,824)
June 30, 2010	6,818	Interest expense	1,066

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Contracts	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivative (Ineffective Portion)

Three Months Ended June 30, 2011	Fair value adjustment of derivative instruments	$48

Six Months Ended June 30, 2011	Fair value adjustment of derivative instruments	$265

The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $6.1 million and $5.6 million for the three months ended June 30, 2011 and 2010, respectively, and an increase in interest expense of $11.8 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

During the three and six months ended June 30, 2011, due to the de-designation of our interest rate swap agreements as hedges during 2010, we recognized $0.0 million and $0.3 million, respectively, as a loss on the change in the fair value of these swaps. In addition, the Company amortized $6.1 million and accreted $0.6 million during the three months ended June 30, 2011 and 2010, respectively, and amortized $11.8 million and accreted $1.1 million during the six months ended June 30, 2011 and 2010, respectively, in OCI related to these, and other derivatives that were previously de-designated as hedging instruments.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Commitments
There have been no material changes to our commitments described under Note 12, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.5 million to $19.9 million, including interest. In late 2009, the Department audited and denied our refund claim and subsequently issued a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision, with the exception of the portion related to the deficiency assessment, to the Nevada State Tax Commission (the "Commission"). Our Appeals hearing is scheduled for August 8, 2011. The Department did not appeal the Judge's decision overturning the 2009 deficiency assessment and therefore, the ruling on the deficiency assessment is final and non-appealable. Due to uncertainty surrounding the ultimate resolution of the Commission appeal, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2011, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. As a result of the agreement reached on the 2006 and 2007 valuations, we have revised our accrual for years 2008 through 2011 to reflect the expected carryforward effect of the reductions received in the prior year settlements. Such reduction resulted in the reversal of previously accrued property tax expense of approximately $5.9 million during the six months ended June 30, 2011. We are currently in negotiations related to the 2008 and 2009 years but have not received valuation notices for years 2008 through 2011. We believe the assessment for the period from January 1, 2008 through June 30, 2011 could result in a property tax assessment ranging between $14.0 million and $18.0 million. We have accrued, net of the payments discussed above, approximately $18.0 million of property tax liability as of June 30, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final assessment notices for the period January 1, 2008 through June 30, 2011, which have not been received as of June 30, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

During the six months ended June 30, 2011 or 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dividends are declared at our Board of Director's discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2011 or 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Gaming	$52	$74	$104	$148
Food and beverage	10	14	20	28
Room	4	7	9	13
Selling, general and administrative	266	422	531	845
Corporate expense	1,808	2,355	5,289	4,694
Total shared-based compensation expense	$2,140	$2,872	$5,953	$5,728

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

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at June 30, 2011 relates to certain derivative instruments that we de-designated as cash flow hedges.

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Fair value adjustment of derivative instruments	$6,063	$4,869	$11,824	$6,818
Tax effect	(2,177)	(1,724)	(4,230)	(2,408)
Fair value adjustment of derivative instruments, net of tax	$3,886	$3,145	$7,594	$4,410

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

Changes in the noncontrolling interest during the six months ended June 30, 2011 are as follows:

	Borgata	LVE	Total
	(In thousands)
Six Months Ended June 30, 2011
Beginning balance, January 1, 2011	$219,256	$(13,718)	$205,538
Attributable net loss	(4,527)	(955)	(5,482)
Comprehensive loss	—	(808)	(808)
Ending Balance, June 30, 2011	$214,729	$(15,481)	$199,248

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

The fair value of these derivatives was $18.2 million at June 30, 2011, which represents the amount LVE would have to pay the counterparty to terminate these contracts as of such date.

At inception, these interest rate derivatives were designated as cash flow hedges and determined to be highly effective. The differential to be paid or received as a result of these swaps is accrued as interest rates change and is recognized as an adjustment to interest expense. The change in fair value of the effective portion of these derivative has been recorded in accumulated other comprehensive loss. During the three and six months ended June 30, 2011, LVE recognized $2.1 million and $0.8 million, respectively, in comprehensive loss related to the changes in the fair value of the effective portion of these hedges.

Prior to January 1, 2010, the date LVE is first reflected in our financial condition and results of operations, hedge accounting was discontinued on the interest rate swap related to the taxable debt because it was no longer expected to be highly effective in hedging the exposure to increased interest rates and the impact of those rates on cash flows. The ineffective portion of the swap caused the variable-rate debt to increase at a slower pace than the contractual increases in notional amount of the swap.

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	June 30, 2011
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$175,780	$175,780	$—	$—

	December 31, 2010
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$145,623	$145,623	$—	$—

Liabilities
Derivative instruments	$11,871	$—	$11,871	$—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2011 and December 31, 2010.

Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. See Note 9, Derivative Instruments for further discussion regarding the fair valuation of our interest rate swaps.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at June 30, 2011 and December 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,425,000	$1,425,000	$1,332,663	Level 2
9.125% Senior Notes due 2018	500,000	490,825	513,750	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	214,320	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	225,660	Level 1
Borgata bank credit facility	20,000	20,000	20,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	387,798	416,000	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	388,298	411,000	Level 1
Other	11,421	11,421	10,850	Level 3
Total long-term debt, including current maturities	$3,212,839	$3,179,760	$3,144,243

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,425,000	$1,425,000	$1,346,625	Level 2
9.125% Senior Notes due 2018	500,000	490,206	487,755	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	212,163	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	217,879	Level 1
Borgata bank credit facility	60,900	60,900	60,900	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Other	11,761	11,761	11,173	Level 3
Total long-term debt, including current maturities	$3,254,079	$3,218,755	$3,091,124

The estimated fair value of the Amended Credit Facility is based on a relative value analysis performed on or about June 30, 2011 and December 31, 2010, respectively. The estimated fair value of Borgata's bank credit facility at June 30, 2011 and December 31, 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of June 30, 2011 and December 31, 2010, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2011 or the year ended December 31, 2010.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At June 30, 2011 and December 31, 2010, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 15.    WRITE-DOWNS AND OTHER ITEMS, NET

Write-downs and other items, net are comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	In thousands
Impairment of trademark	$—	$—	$5,000	$—
Measurement period adjustments	(103)	—	(473)	—
Asset write-downs	852	12	929	12
Acquisition related expenses	370	1,979	370	3,580
Tunica flood expenses, net of recoveries	1,143	—	1,143	—
Total write-downs and other items, net	$2,262	$1,991	$6,969	$3,592

Impairment of Trademark
As discussed in Note 5, Intangible Assets, during the six months ended June 30, 2011,we recorded a $5.0 million impairment to the trademark, based upon the performance of an interim impairment test in connection with the valuation of Borgata.

Measurement Period Adjustments
In connection with the valuation procedures we performed on Borgata, we recorded measurement adjustments of $0.1 million and $0.5 million during the three and six months ended June 30, 2011, which were primarily comprised of a $0.3 million bargain purchase gain.

Asset Write-Downs
During the three months ended June 30, 2011 and 2010, we recognized a loss of $0.9 million and $0.0 million in connection with the disposal of certain property and equipment in the ordinary course of business. During the six months ended June 30, 2011, we recognized a loss of $0.9 million and $0.0 million in connection with the disposal of certain property and equipment in the ordinary course of business.

Acquisition Related Expenses
During the three months ended June 30, 2011 and 2010, we recorded $0.4 million and $2.0 million of expenses related to evaluating various acquisition possibilities and other business development activities. During the six months ended June 30, 2011 and 2010, we recorded $0.4 million and $3.6 million of expenses related to evaluating various acquisition possibilities and other business development activities.

Tunica Flood Expenses, Net of Recoveries
Due to flooding of the Mississippi River and temporary closure of the property in May 2011, during the three and six months ended June 30, 2011, we recorded $1.1 million of Tunica flood expenses, net of recoveries.

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Gross Revenues
Las Vegas Locals	$167,346	$169,658	$338,792	$343,555
Downtown Las Vegas	62,911	61,007	124,538	120,720
Midwest and South	203,526	205,466	410,616	413,522
Atlantic City	239,609	238,924	461,525	260,927
Reportable Segment Gross Revenues	673,392	675,055	1,335,471	1,138,724
Other	1,485	1,581	3,040	3,555
Gross revenues	$674,877	$676,636	$1,338,511	$1,142,279

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$38,570	$36,810	$78,213	$77,223
Downtown Las Vegas	9,366	9,310	18,370	17,682
Midwest and South	42,276	35,590	83,487	74,869
Atlantic City	38,657	42,960	70,339	56,043
Reportable Segment Adjusted EBITDA	$128,869	$124,670	$250,409	$225,817

Other operating costs and expenses
Depreciation and amortization	$48,488	$55,408	$99,072	$95,454
Corporate expense	12,264	13,526	25,544	25,615
Preopening expenses	1,741	1,243	3,572	2,306
Our share of Borgata's other items and write-downs, net	—	—	—	34
Write-downs and other items, net	2,262	1,991	6,969	3,592
Other	2,124	2,826	5,158	5,110
Total other operating costs and expenses	66,879	74,994	140,315	132,111
Operating income	$61,990	$49,676	$110,094	$93,706

Operating Income from Borgata
The following table reconciles our operating income from Borgata, as reported in our condensed consolidated statements of operations, to the Atlantic City Reportable Segment Adjusted EBITDA, as reported above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	In thousands
Operating income from Borgata	$—	$—	$—	$8,146
Our share of Borgata's write-downs and other items, net	—	—	—	34
Our share of Borgata's operating income before net amortization, preopening and other items	—	—	—	8,180
Borgata EBITDA(1)	38,657	42,960	70,339	47,863
Adjusted EBITDA, Atlantic City	$38,657	$42,960	$70,339	$56,043

(1)
As discussed above, Borgata's results of operations for the three and six months ended June 30, 2011 and for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations for the three and six

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

months ended June 30, 2011 and 2010, respectively.

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Assets
Las Vegas Locals	$1,253,016	$1,284,160
Downtown Las Vegas	133,977	136,868
Midwest and South	1,090,603	1,117,959
Atlantic City	1,413,434	1,433,265
Total Reportable Segment assets	3,891,030	3,972,252
Corporate	1,457,118	1,428,763
Other	288,387	288,274
Total assets	$5,636,535	$5,689,289

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 17.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In contemplation of the registration of our 9.125% Senior Notes due 2018 under the Securities Act of 1933, separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of this debt is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010 and the condensed consolidating statements of operations for the three and six month periods ended June 30, 2011 and 2010 and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010.

Condensed Consolidating Balance Sheets

	June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$76,513	$74,481	$3,926	$20,860	$—	$175,780
Other current assets	42,220	22,711	18,673	45,751	—	129,355
Property and equipment, net	107,365	1,895,308	76,698	1,236,221	—	3,315,592
Assets held for development	—	923,997		195,941	—	1,119,938
Investments in subsidiaries	3,715,764	334,221	32	4,570	(4,054,587)	—
Intercompany receivable	—	2,063,821	66,146		(2,129,967)	—
Other assets, net	37,161	19,908	2,966	94,937	—	154,972
Intangible assets, net	—	460,193	—	67,129	—	527,322
Goodwill, net	—	212,794	782	—	—	213,576
Total assets	$3,979,023	$6,007,434	$169,223	$1,665,409	$(6,184,554)	$5,636,535

Liabilities and Stockholders' Equity
Current liabilities	$41,040	$164,305	$17,526	$106,704	$—	$329,575
Intercompany payable	349,820	1,386,606	255,615	—	(1,992,041)	—
Current maturities of long-term debt	356,002	709	—	—	—	356,711
Non-recourse obligations	—	—	—	248,128	—	248,128
Long-term debt, net of current maturities	2,016,241	10,712	—	796,096	—	2,823,049
Other long-term liabilities	19,959	403,406	1,538	58,960	—	483,863

Preferred stock	—	—	—	—	—	—
Common stock	863	31,128	32	—	(31,160)	863
Additional paid-in capital	640,661	2,972,069	41,724	476,733	(3,490,526)	640,661
Retained earnings (deficit)	554,437	1,038,499	(147,212)	(21,212)	(870,075)	554,437
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,195,961	4,041,696	(105,456)	455,521	(4,391,761)	1,195,961
Noncontrolling interest	—	—	—	—	199,248	199,248
Total stockholders' equity (deficit)	1,195,961	4,041,696	(105,456)	455,521	(4,192,513)	1,395,209
Total liabilities and stockholders' equity	$3,979,023	$6,007,434	$169,223	$1,665,409	$(6,184,554)	$5,636,535

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheets, continued

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$11,231	$88,282	$3,679	$42,431	$—	$145,623
Other current assets	10,395	61,829	15,246	46,546	—	134,016
Property and equipment, net	111,921	1,939,834	77,949	1,253,667	—	3,383,371
Assets held for development	—	923,038	—	196,365	—	1,119,403
Investments in subsidiaries	3,373,486	424,707	—	5,185	(3,803,378)	—
Intercompany receivable	50,824	—	69,931		(120,755)	—
Other assets, net	73,420	46,885	2,979	89,836	(59,534)	153,586
Intangible assets, net	—	460,714	—	79,000	—	539,714
Goodwill, net	—	212,794	782	—	—	213,576
Total assets	$3,631,277	$4,158,083	$170,566	$1,713,030	$(3,983,667)	$5,689,289

Liabilities and Stockholders' Equity
Current liabilities	$39,663	$175,870	$17,462	$109,161	$—	$342,156
Intercompany payable	—	472,795	246,144		(718,939)	—
Current maturities of long-term debt	25,000	690	—	—	—	25,690
Non-recourse obligations	—	—	—	243,059	—	243,059
Long-term debt, net of current maturities	2,346,623	11,072	—	835,370	—	3,193,065
Other long-term liabilities	30,786	399,148	1,538	59,104	—	490,576

Preferred stock	—	—	—	—	—	—
Common stock	862	30,298	32	—	(30,330)	862
Additional paid-in capital	635,028	2,320,477	41,724	421,472	(2,783,673)	635,028
Retained earnings (deficit)	560,909	747,734	(136,334)	44,864	(656,264)	560,909
Accumulated other comprehensive loss	(7,594)	—	—	—	—	(7,594)
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,189,205	3,098,509	(94,578)	466,336	(3,470,267)	1,189,205
Noncontrolling interest	—	—	—	—	205,538	205,538
Total stockholders' equity (deficit)	1,189,205	3,098,509	(94,578)	466,336	(3,264,729)	1,394,743
Total liabilities and stockholders' equity	$3,631,277	$4,158,084	$170,566	$1,713,030	$(3,983,668)	$5,689,289

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations

	Three months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$38,350	$377,443	$14,204	$185,525	$(41,119)	$574,403

Costs and expenses
Operating	—	203,551	14,537	96,014	—	314,102
Selling, general and administrative	—	62,073	2,011	32,699	—	96,783
Maintenance and utilities	—	20,316	1,038	15,419	—	36,773
Depreciation and amortization	2,004	29,204	732	16,548	—	48,488
Corporate expense	22,511	11,611	653	—	(22,511)	12,264
Preopening expenses	240	(3,007)	4,416	92	—	1,741
Write-downs and other items, net	397	1,116	—	749	—	2,262
Total costs and expenses	25,152	324,864	23,387	161,521	(22,511)	512,413

Equity in earnings of subsidiaries	15,397	(2,842)	—	—	(12,555)	—
Operating income	28,595	49,737	(9,183)	24,004	(31,163)	61,990

Other expense (income)
Interest expense, net	39,847	198	(6)	26,635	—	66,674
Fair value adjustment of derivative instruments	48	—	—	—	—	48
Total other expense, net	39,895	198	(6)	26,635	—	66,722

Income (loss) before income taxes	(11,300)	49,539	(9,177)	(2,631)	(31,163)	(4,732)
Income taxes	8,349	(10,691)	1,611	(180)		(911)
Net income (loss)	(2,951)	38,848	(7,566)	(2,811)	(31,163)	(5,643)
Net loss attributable to controlling interest	—	—	—	—	2,692	2,692
Net income (loss) attributable to Boyd Gaming Corporation	$(2,951)	$38,848	$(7,566)	$(2,811)	$(28,471)	$(2,951)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations, continued

	Three months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$34,310	$375,466	$16,088	$186,892	$(34,310)	$578,446

Costs and expenses
Operating	—	208,469	14,052	96,445	—	318,966
Selling, general and administrative	—	65,693	2,132	31,841	—	99,666
Maintenance and utilities	—	21,257	1,067	15,646	—	37,970
Depreciation and amortization	3,134	32,927	1,111	18,236	—	55,408
Corporate expense	24,368	(14,055)	3,213	—	—	13,526
Preopening expenses	76	(98)	1,265	—	—	1,243
Write-downs and other items, net	1,979	—	—	12	—	1,991
Total costs and expenses	29,557	314,193	22,840	162,180	—	528,770

Equity in earnings of subsidiaries	18,106	8,299	—	—	(26,405)	—
Operating income	22,859	69,572	(6,752)	24,712	(60,715)	49,676

Other expense (income)
Interest expense, net	28,879	183	—	5,588	—	34,650
Gain on early retirements of debt	(1,912)	—	—	—	—	(1,912)
Total other expense, net	26,967	183	—	5,588	—	32,738

Income (loss) before income taxes	(4,108)	69,389	(6,752)	19,124	(60,715)	16,938
Income taxes	7,490	(11,581)	1,016	(1,837)	—	(4,912)
Net income (loss)	3,382	57,808	(5,736)	17,287	(60,715)	12,026
Net loss attributable to noncontrolling interest	—	—	—	—	(8,644)	(8,644)
Net income (loss) attributable to Boyd Gaming Corporation	$3,382	$57,808	$(5,736)	$17,287	$(69,359)	$3,382

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations, continued

	Six months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$76,700	$758,920	$28,583	$357,256	$(82,110)	$1,139,349

Costs and expenses
Operating	—	411,161	29,053	187,125	—	627,339
Selling, general and administrative	—	124,750	4,275	63,546	—	192,571
Maintenance and utilities	—	40,484	1,937	31,767	—	74,188
Depreciation and amortization	4,028	58,101	1,529	35,414	—	99,072
Corporate expense	48,685	—	1,333	—	(24,474)	25,544
Preopening expenses	495	(699)	9,094	92	(5,410)	3,572
Write-downs and other items, net	369	835	—	5,765	—	6,969
Total costs and expenses	53,577	634,632	47,221	323,709	(29,884)	1,029,255

Equity in earnings of subsidiaries	30,180	(5,265)	—	—	(24,915)	—
Operating income	53,303	119,023	(18,638)	33,547	(77,141)	110,094

Other expense (income)
Interest expense, net	79,570	344	—	44,046	—	123,960
Fair value adjustment of derivative instruments	265	—	—	—	—	265
Loss on early retirements of debt	20	—	—	—	—	20
Total other expense, net	79,855	344	—	44,046	—	124,245

Income (loss) before income taxes	(26,552)	118,679	(18,638)	(10,499)	(77,141)	(14,151)
Income taxes	20,080	(21,595)	3,221	491		2,197
Net income (loss)	(6,472)	97,084	(15,417)	(10,008)	(77,141)	(11,954)
Net loss attributable to noncontrolling interest	—	—	—	—	5,482	5,482
Net income (loss) attributable to Boyd Gaming Corporation	$(6,472)	$97,084	$(15,417)	$(10,008)	$(71,659)	$(6,472)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations, continued

	Six months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$69,826	$755,808	$34,105	$203,668	$(69,826)	$993,581

Costs and expenses
Operating	—	416,540	28,078	104,383	—	549,001
Selling, general and administrative	—	132,150	4,494	33,300	—	169,944
Maintenance and utilities	—	41,901	2,086	18,122	—	62,109
Depreciation and amortization	6,416	66,811	2,366	19,861	—	95,454
Corporate expense	47,268	—	6,785	—	(28,438)	25,615
Preopening expenses	156	(74)	2,224	—	—	2,306
Write-downs and other items, net	3,580	—	—	12	—	3,592
Total costs and expenses	57,420	657,328	46,033	175,678	(28,438)	908,021

Equity in earnings of subsidiaries	40,830	14,165	—	—	(46,849)	8,146
Operating income	53,236	112,645	(11,928)	27,990	(88,237)	93,706

Other expense (income)
Interest expense, net	57,213	368	—	6,072	—	63,653
Gain on early retirements of debt	(3,949)	—	—	—	—	(3,949)
Other non-operating expenses, net	3,133	—	—	—	—	3,133
Total other expense, net	56,397	368	—	6,072	—	62,837

Income (loss) before income taxes	(3,161)	112,277	(11,928)	21,918	(88,237)	30,869
Income taxes	14,978	(24,016)	2,014	(2,137)	—	(9,161)
Net income (loss)	11,817	88,261	(9,914)	19,781	(88,237)	21,708
Noncontrolling interest	—	—	—	—	(9,891)	(9,891)
Net income (loss) attributable to Boyd Gaming Corporation	$11,817	$88,261	$(9,914)	$19,781	$(98,128)	$11,817

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$64,350	$7,102	$464	$25,652	$—	$97,568

Cash flows from investing activities
Capital expenditures	—	(20,563)	(217)	(10,094)	—	(30,874)
Investments in subsidiaries, net	787	—	—	(787)	—	—
Other investing activities	55	—	—	168	—	223
Net cash from investing activities	842	(20,563)	(217)	(10,713)	—	(30,651)

Cash flows from financing activities
Borrowings under bank credit facility	35,920	—	—	365,700	—	401,620
Payments under bank credit facility	(35,920)	—	—	(406,600)	—	(442,520)
Payments on long-term debt	—	(340)	—	—	—	(340)
Proceeds from issuance of non-recourse obligations	—	—	—	5,250	—	5,250
Debt financing cosst, net	(149)	—	—	(679)	—	(828)
Other financing activities	239	—	—	(181)	—	58
Net cash from financing activities	90	(340)	—	(36,510)	—	(36,760)

Net change in cash and cash equivalents	65,282	(13,801)	247	(21,571)	—	30,157
Cash and cash equivalents, beginning of period	11,231	88,282	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$76,513	$74,481	$3,926	$20,860	$—	$175,780

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$107,356	$(5,277)	$(1,216)	$38,471	$10,423	$149,757

Cash flows from investing activities
Capital expenditures	(8,021)	(34,002)	(342)	(5,116)	—	(47,481)
Investments in subsidiaries, net	—	223	—	(525)	—	(302)
Net cash upon change in control of Borgata		26,025		26,025	(26,025)	26,025
Other investing activities	138	—	—	—	—	138
Net cash from investing activities	(7,883)	(7,754)	(342)	20,384	(26,025)	(21,620)

Cash flows from financing activities
Borrowings under bank credit facility	374,800	—	—	190,983	—	565,783
Payments under bank credit facility	(399,300)	—	—	(196,400)	—	(595,700)
Payments under note payable	(46,875)	—	—	—	—	(46,875)
Distributions to noncontrolling interest	—	—	—	(31,204)	15,602	(15,602)
Proceeds from stock options exercised	606	—	—	—	—	606
Payments on long-term debt	(28,861)	(321)	—	—	—	(29,182)
Other financing activities	99	—	—	(295)	—	(196)
Net cash from financing activities	(99,531)	(321)	—	(36,916)	15,602	(121,166)

Net change in cash and cash equivalents	(58)	(13,352)	(1,558)	21,939	—	6,971
Cash and cash equivalents, beginning of period	363	88,071	4,768	—	—	93,202
Cash and cash equivalents, end of period	$305	$74,719	$3,210	$21,939	$—	$100,173

NOTE 18.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2011. During this period, the following material subsequent events occurred.

Pending Acquisition of IP Casino Resort Spa
On August 4, 2011, as required by the Agreement for Purchase and Sale with Imperial Palace of Mississippi, LLC and Key Largo Holdings, LLC (collectively, the “Seller”), we made a non-refundable (except under certain circumstances) earnest money deposit of $10 million. Pursuant to the agreement, the Seller agreed to sell and transfer, and we agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP Casino Resort Spa in Biloxi, Mississippi, on an as-is basis (except as otherwise provided in the agreement), for a purchase price of $278 million in cash. The $10 million earnest money deposit will be credited against the purchase price upon the closing. Following the closing of the transaction, we will also make charitable contributions to the Engelstad Family Foundation equal to an aggregate of $10 million, which funds are intended to be distributed on behalf of, and in the name of, the Company, over five years to local and regional Biloxi charitable organizations to be designated by the Company. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP Casino Resort Spa with costs estimated to be $44 million.

The closing of the transactions contemplated by the agreement is subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the receipt of certain consents, approvals or authorizations required to consummate the transactions

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

contemplated by the Agreement and other licenses and permits required to operate the Property; (ii) the absence of injunctions, judgments or other legal impediments seeking to prohibit the Closing; (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions.

In addition to certain other termination rights, the agreement may be terminated by either us or the Seller if the closing has not occurred by the date that is six months following the date of the agreement. We currently anticipate that the closing will occur before the end of the year.

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
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida. As discussed under "Other Items Affecting Liquidity", on April 29, 2011, we and Dania Entertainment Center, LLC entered into an asset purchase agreement for the sale of certain assets and liabilities of Dania Jai-Alai.

We also own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

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

Our Focus
As we have come to appreciate over the recent past, we cannot control the national economy, the pace of the recovery or the spending habits of the consumer. What we can control is our focus - and our focus will remain on: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) our capital structure and strengthening our balance sheet, not just by paying down debt, but also by strengthening our operations and diversifying our asset base; and (iii) our growth strategy, which is built on finding those assets that are a good strategic fit and provide an appropriate return to our shareholders.

Overall Outlook
We believe that our key operating results for each of the three and six months ended June 30, 2011 and 2010 have begun to show positive trends. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, these recent quarterly results indicate that we have realized some stabilizing trends in our business. Generally, the job market is strengthening, as the national unemployment rate has continued to decline throughout 2011. As the job market recovers and expands, we believe that consumer confidence will strengthen further.

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

As of June 30, 2011, we have incurred approximately $924.0 million in capitalized costs related to the Echelon project, including land, and not including approximately $195.9 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $3.0 million of capitalized costs annually, principally related to such items as offsite fabrication of a skylight and curtain wall as well as offsite improvements. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.0 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.
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

As discussed above, due to our controlling interest in Borgata, we measured our previously held equity interest at a provisional fair value. Additionally, the financial position of Borgata is presented in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010; its results of operations for the three months ended June 30, 2011 are included in our condensed consolidated statement of operations for the three months ended June 30, 2011; its results of operations for the six months ended June 30, 2011 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2011; its results of operations for the three months ended June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010; and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010.

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

RESULTS OF OPERATIONS
Summary of Operating Results
Three and six months ended June 30, 2011 and 2010
Throughout the discussion in this section, our results of operations for the six months ended June 30, 2010 are presented considering the pro forma effect of the consolidation of Borgata as if such had occurred on January 1, 2010, rather than March 24, 2010. This presentation is for the purposes of comparability, and all such results reflecting this pro forma are identified as such.

We believe that our key operating results for each of the three and six months ended June 30, 2011 and 2010 have begun to show positive trends. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, these recent quarterly results indicate that we have realized some stabilizing trends in our business. Generally, the job market is strengthening, as the national unemployment rate has continued to decline throughout 2011. As the job market recovers and expands, we believe that consumer confidence will strengthen further. These and other positive trends reflect recoveries in our wholly-owned businesses.

Specifically, in our Las Vegas Locals region, visitor counts have been increasing or stable over the past eighteen months. Our Downtown Las Vegas segment is benefiting from the present strength of its Hawaiian customer base. The economy in the Midwest and South region has progressed a bit ahead of both the national and certainly of Las Vegas economies. Although we have gained market share and increased non-gaming revenues in Atlantic City, the entire market continues to experience a difficult period, due to increased local and regional competition, resulting in increased promotional slot credits and table games incentives.

The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
Net revenues	$574,403	$578,446	$1,139,349	$993,581	$1,151,870
Operating Income	61,990	49,676	110,094	93,706	101,851
Net income (loss) attributable to Boyd Gaming Corporation	(2,951)	3,382	(6,472)	11,817	11,817

Net revenues
Net revenues were $574.4 million for the three months ended June 30, 2011, compared to $578.4 million for the comparable period in the prior year. The decline was relatively flat, as most regions of our business continue to stabilize. As discussed below, we saw marginal growth in our Downtown and Midwest and South regions, which was slightly offset by a slight decline in our Las Vegas Locals segment, and more significantly by a decrease in Atlantic City. While our Las Vegas Locals and Midwest and South segments experienced slight year-over-year declines in net revenues, our Downtown segment experienced a year-over-year increase.

Giving consideration to the pro forma effect of the consolidation of Borgata, net revenues were $1.14 billion compared to $1.15 billion for the six months ended June 30, 2011 and 2010, respectively, a slight decline, which was primarily driven by the competitive pressures in Atlantic City.

Operating income
Operating income increased by 24.8% to $62.0 million during the three months ended June 30, 2011 compared to the corresponding period of the prior year primarily due to improved operating gaming margins, our ongoing cost containment efforts and lower depreciation and amortization expense, as discussed below.

For largely the same reasons, operating income increased by 8.1% to $110.1 million during the six months ended June 30, 2011 as compared to $101.9 million in the comparable period of the prior year, as adjusted to reflect the pro forma consolidation of Borgata during such entire period.

Net income (loss) attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming was $3.0 million for the three months ended June 30, 2011, compared to net income of $3.4 million for the corresponding period of the prior year, due primarily to increased interest expense on higher outstanding debt balances, and higher average interest rates related to our refinancing activities in 2010 and the adverse effect of unitary state income taxes.

Net loss attributable to Boyd Gaming was $6.5 million for the six months ended June 30, 2011compared to net income of $11.8 million for the six months ended June 30, 2010. The decrease in this period is also due to higher interest costs, as interest expense increased significantly, as further discussed below.

Operating Revenues
Three and six months ended June 30, 2011 and 2010
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 72% of gross revenues for the three months ended June 30, 2011 and 2010, and 72% and 73% of gross revenues for the six months ended June 30, 2011 and 2010, respectively. Food and beverage gross revenues, which produced approximately 14% of gross revenues for all of the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, respectively, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during these respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
REVENUES
Gaming	$486,557	$490,132	$968,492	$840,537	$978,368
Food and beverage	94,585	94,020	186,662	154,002	185,219
Room	60,459	58,671	117,050	90,105	114,259
Other	33,276	33,813	66,307	57,635	66,814
	$674,877	$676,636	$1,338,511	$1,142,279	$1,344,660

COSTS AND EXPENSES
Gaming	$223,173	$229,755	$449,782	$397,860	$457,721
Food and beverage	50,080	49,149	97,648	81,791	95,291
Room	13,514	13,056	26,335	23,106	25,291
Other	27,335	27,006	53,574	46,244	53,371
	$314,102	$318,966	$627,339	$549,001	$631,674

MARGINS
Gaming	54.1%	53.1%	53.6%	52.7%	53.2%
Food and beverage	47.1%	47.7%	47.7%	46.9%	48.6%
Room	77.7%	77.8%	77.5%	74.4%	77.9%
Other	17.9%	20.1%	19.2%	19.8%	20.1%

Three Months Ended June 30, 2011 and 2010
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games win. The $3.6 million, or 0.7%, decrease in gaming revenues during the three months ended June 30, 2011 as compared to the corresponding period of the prior year was due primarily to a 0.5% decrease in slot win, including a 1.9% decrease in slot handle, as well as a 1.5% decrease in table game win, including a 0.4% decrease in table game drop.

Food and Beverage
Food and beverage revenues increased 0.6% during the three months ended June 30, 2011 as compared to the corresponding period of the prior year, due to a corresponding increase in average covers and tickets.

Room
Room revenues increased 3.0% during the three months ended June 30, 2011 as compared to the corresponding period of the prior year, due to increased ADR and occupancy driven by destination and convention business.

Other
Other revenues have decreased 1.6% during the three months ended June 30, 2011 as compared to the corresponding period of the prior year, due primarily to timing of events.

Six Months Ended June 30, 2011 and 2010
Gaming
Gaming revenues decreased by $9.9 million, or 1.0%, during the six months ended June 30, 2011 as compared to the corresponding period of the prior year, due primarily to a 3.5% decrease in table game win, including a 2.2% decrease in table game drop, offset by a 0.3% increase in slot win, despite a 1.0% decrease in slot handle.

Food and Beverage

Food and beverage revenues increased 0.8% during the six months ended June 30, 2011 as compared to the corresponding period of the prior year, due to a corresponding increase in average covers and tickets, which reflect increased convention and meeting business.

Room
Room revenues increased 2.4% during the six months ended June 30, 2011 as compared to the corresponding period of the prior year, primarily due to increased overall average daily rates and occupancy.

Other
Other revenues have decreased 0.8% during the six months ended June 30, 2011 as compared to the corresponding period of the prior year, primarily due to a slight decline in retail sales.

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

The following table presents our gross revenues and Adjusted EBITDA, by Reportable Segment, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Gross revenues
Las Vegas Locals	$167,346	$169,658	$338,792	$343,555
Downtown Las Vegas	62,911	61,007	124,538	120,720
Midwest and South	203,526	205,466	410,616	413,522
Atlantic City	239,609	238,924	461,525	260,927
Reportable Segment Gross Revenues	673,392	675,055	1,335,471	1,138,724
Other	1,485	1,581	3,040	3,555
Gross revenues	$674,877	$676,636	$1,338,511	$1,142,279

Adjusted EBITDA
Las Vegas Locals	$38,570	$36,810	$78,213	$77,223
Downtown Las Vegas	9,366	9,310	18,370	17,682
Midwest and South	42,276	35,590	83,487	74,869
Atlantic City	38,657	42,960	70,339	47,863
Our share of Borgata's operating income before net amortization, preopening and other items	—	—	—	8,180
Adjusted EBITDA	$128,869	$124,670	$250,409	$225,817

Significant factors that affected our Reportable Segment Gross Revenues and Adjusted EBITDA for the three and six months ended June 30, 2011, as compared to the corresponding period of the prior year, are listed below:

Three months ended June 30, 2011 and 2010
Las Vegas Locals
Gross revenues declined slightly by 1.4% while Adjusted EBITDA increased 4.8% during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, which reflect the stabilization of business volumes and the positive ongoing effects of our cost control measures. Growth in our convention and meeting business increased more than 20% during the second quarter. We continued to experience strong operating performances particularly at The Orleans, and multiple properties also reported year-over-year Adjusted EBITDA gains in the second quarter. Our management teams continue to focus on operating efficiently while maintaining a high level of customer service. During this quarter, our Las Vegas Locals business posted an Adjusted EBITDA margin of 23.0%, which represents a 130 basis-point increase over the second quarter of 2010.

Downtown Las Vegas
Gross revenues and Adjusted EBITDA increased 3.1% and 0.6%, respectively, during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, due primarily to growth from our Hawaiian customers, offset by significantly higher fuel costs at our Hawaiian charter operation. Our Hawaiian customer base is essential to our downtown operations, and we continue to invest in them.

Midwest and South
Gross revenues declined to $203.5 million during the three months ended June 30, 2011, from $205.5 million, or by 0.9% , as compared to the three months ended June 30, 2010, while Adjusted EBITDA increased by 18.8% during the same respective periods. Results were impacted by strong performances at Treasure Chest, Delta Downs and Par-A-Dice, which wer offset by the closure of our property Sam's Town Hotel and Gambling Hall in Tunica during the month of May as a result of the flooding of the Mississippi River. All other five properties in this region posted positive growth during this period, as Adjusted EBITDA margin improved by 350 basis points due to improved flow through.

Atlantic City
Borgata's gross revenues for the three months ended June 30, 2011 were $239.6 million, up 0.3% from $238.9 million in the three months ended June 30, 2010, while Adjusted EBITDA declined 10.0% to $38.7 million from $43.0 million during the same respective periods. Competition remains elevated in the region, and we have responded by increasing investments in our customer base. In table games, the hold rate was 13%, in line with our long-term expectations; however, this rate was 80 basis points below prior-year levels. Slot win rose slightly, and table game volume was flat year-over-year.

Six Months Ended June 30, 2011 and 2010
Las Vegas Locals
Gross revenues declined 1.4% and Adjusted EBITDA increased 1.3% during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, reflecting improved performance at The Orleans, and successful marketing initiatives. The region also experienced an increase in convention and meeting business.

Downtown Las Vegas
Gross revenues and Adjusted EBITDA increased 3.2% and 3.9%, respectively, during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, due primarily to growth from our Hawaiian customers. Greater efficiencies in our operations contributed to strong flow-through in our results, which were also partially offset by significantly higher fuel costs at our Hawaiian charter operation. Jet fuel prices have risen sharply, and fierce competition on Hawaiian air routes limited our ability to increase fares.

Midwest and South
Gross revenues declined slightly by 0.7% during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, reflecting the impact of severe winter weather, which resulted in reduced business volumes despite an increase in market share. Adjusted EBITDA increased by 11.5% during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, as our business continues to grow across this region, particularly due to highly effective marketing and overall economic strength in southern Louisiana.

Atlantic City
Results were not consolidated fully during the six months ended June 30, 2010, however, on a comparable pro forma basis, gross revenues declined to $461.5 million from $463.3 million and Adjusted EBITDA declined to $70.3 million from $81.0 million, for the six months ended June 30, 2011 and 2010, respectively. Overall, results during the the current six months were adversely impacted by promotional spend, which increased to 23.8% of gross gaming revenue for the six months ended June 30, 2011 from 21.9% for the six months ended June 30, 2010. This spend represented increased promotional slot credit and table game incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
Selling, general and administrative	$96,783	$99,666	$192,571	169,944	198,925
Maintenance and utilities	36,773	37,970	74,188	62,109	75,631
Depreciation and amortization	48,488	55,408	99,072	95,454	112,208
Corporate expense	12,264	13,526	25,544	25,615	25,615
Preopening expenses	1,741	1,243	3,572	2,306	2,306
Write-downs and other items, net	2,262	1,991	6,969	3,592	3,660

The results for the three and six months ended June 30, 2011 and for the three months ended June 30, 2010, as reported above, reflect the consolidation of Borgata for the entire periods while the results for the six months ended June 30, 2010 reflect the consolidation of Borgata for the period from March 24, 2010 through June 30, 2010. The "Pro Forma" column in the six months ended June 30, 2010 column above reflects the results of operations as if Borgata had been consolidated for such entire period, and thus, for purposes of comparability, will be the basis for the six month analytical discussions below.

Three months ended June 30, 2011 and 2010
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, declined to 14.3% during the three months ended June 30, 2011 from 14.7% during the three months ended June 30, 2010, due to disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased to 5.4% during the three months ended June 30, 2011 from 5.6% during the three months ended June 30, 2010, due primarily to our consolidation of LVE, from which we recorded the unreimbursed expenses associated with the central energy facility at Echelon. Excluding the consolidation of LVE, maintenance and utilities expenses were relatively consistent during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, as no major maintenance projects were undertaken in either period.

Depreciation and Amortization
Depreciation and amortization expense declined as a percentage of gross revenues during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, representing 7.2% and 8.2%, respectively, as certain property and equipment became fully depreciated and there were no significant expansion capital expenditures placed into service.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The decrease in corporate expense, as a percentage of gross revenues of 1.8% and 2.0%, during the three months ended June 30, 2011 and 2010, respectively, primarily reflects the benefits from certain marketing initiatives earned during the quarter, which offset our overall marketing spend.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During the three months ended June 30, 2011 and 2010, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. The Period Fees, as discussed above, are included in the expenses related to our Echelon development project during the three months ended June 30, 2011; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Write-downs and Other Items, Net
During the three months ended June 30, 2011, write-downs and other charges primarily related to the insurance costs associated with the closure of Sam's Town Tunica during the month of May, as well as certain costs incurred in relation to acquisition activities. During the three months ended June 30, 2010, we recorded $2.0 million of expenses related to the evaluation of various acquisition opportunities and other business development activities.

Six months ended June 30, 2011 and 2010
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, declined to 14.4% during the six months ended June 30, 2011 from 14.8% during the six months ended June 30, 2010, due to disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased to 5.5% during the six months ended June 30, 2011 from 5.6% during the six months ended June 30, 2010, due primarily to our consolidation of LVE, from which we recorded the unreimbursed expenses associated with the central energy facility at Echelon. Excluding the consolidation of LVE, maintenance and utilities expenses were relatively consistent during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, as no major maintenance projects were undertaken in either period.

Depreciation and Amortization
Depreciation and amortization expense declined as a percentage of gross revenues during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, representing 7.4% and 8.3%, respectively, as there were no significant expansion capital expenditures and certain property and equipment became fully depreciated.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense.
Corporate expense, as a percentage of gross revenues, was flat at 1.9% during the six months ended June 30, 2011 and 2010, reflecting the offset of increased share-based compensation costs due to a one-time adjustment to a specific vesting provision with benefits of certain marketing initiatives.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During the six months ended June 30, 2011 and 2010, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. The Period Fees, as discussed above, are included in the expenses related to our Echelon development project during the six months ended June 30, 2011; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Write-downs and Other Items, Net
During the six months ended June 30, 2011, we recorded a $5 million impairment of the trademark valued under the acquisition accounting for Borgata, $1.1 million associated with the insurance costs related to the temporary closure of Tunica, $0.9 million of asset disposal costs, which were partially offset by the bargain purchase gain recorded upon the change in control of Borgata and various other measurement period adjustments. During the six months ended June 30, 2010, write-downs and other items, net primarily consisted of $3.6 million of direct expenses related to evaluating various acquisition opportunities and other business development activities.

Operating Income from Borgata
Three and six months ended June 30, 2011 and 2010
Our share of Borgata's operating income represents the amounts recorded in our consolidated financial statements under the equity method, which is partially reflected in the six months ended June 30, 2010, as part of that period was prior to our consolidation of the operating results of Borgata .

Other Expense (Income)
Interest Expense

The following table presents our interest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
Interest on long-term debt
Boyd Gaming Corporation	$33,997	$23,496	$68,116	$46,428	$46,428
Borgata	21,328	5,588	38,611	6,072	11,132
Effects of interest rate swaps	6,063	5,566	11,824	11,157	11,157
Interest on non-recourse debt obligations of variable interest entity	5,306	—	5,434	—	—
Interest expense	$66,694	$34,650	$123,985	$63,657	$68,717

Average long-term debt balance
Boyd Gaming Corporation	$2,392,925	$2,567,973	$2,393,267	$2,604,377	$2,604,377
Borgata	$800,026	$628,581	$815,733	$653,246	$653,246

Average interest rates
Boyd Gaming Corporation	6.7%	4.5%	6.7%	4.4%	4.4%
Borgata	9.5%	2.9%	9.6%	2.8%	2.8%

The results for the three and six months ended June 30, 2011 and for the three months ended June 30, 2010, as reported above, reflect the consolidation of Borgata for the entire periods while the results for the six months ended June 30, 2010 reflect the consolidation of Borgata for the period from March 24, 2010 through June 30, 2010. The "Pro Forma" column in the six month ended June 30, 2010 column above reflects the results of operations as if Borgata had been consolidated for such entire period, and thus, for purposes of comparability, will be the basis for the six month analytical discussions below.

Three months ended June 30, 2011 and 2010
Interest expense was $66.7 million for the three months ended June 30, 2011, a 92% increase as compared to the corresponding period of the prior year. The increase was primarily due to higher average interest rates on higher average outstanding Borgata debt balances, offset by lower Boyd debt balances during the three months ended June 30, 2011, compared to the corresponding period of the prior year. Average outstanding note balances and interest rates during this period are reflected in the table above. Interest on the non-recourse debt obligations also increased, due to the consolidation of LVE in 2010.

During the three months ended June 30, 2011 and 2011, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $6.1 million and $5.6 million for the three months ended June 30, 2011 and 2010, respectively. Our interest rate swap agreements expired on June 30, 2011.

Six months ended June 30, 2011 and 2010
Interest expense was $124.0 million for the six months ended June 30, 2011, an 80% increase as compared to the corresponding period of the prior year. The increase was primarily due to higher average interest rates on higher average outstanding Borgata debt balances, offset by lower Boyd debt balances during the six months ended June 30, 2011, compared to the corresponding period of the prior year. Average outstanding debt balances and interest rates during this period are reflected in the table above. Interest on the non-recourse debt obligations also increased, due to the consolidation of LVE in 2010.

During the six months ended June 30, 2011 and 2011, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $11.8 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively. Our interest rate swap agreements expired on

June 30, 2011.

Fair Value Adjustment of Derivative Instruments
During 2010, in anticipation of the execution of our Amended Credit Facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount is being amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings. This mark-to-market adjustment resulted in a realized loss of $0.0 million and $0.3 million during the three and six months ended June 30, 2011.

Gain on Early Retirements of Debt
We did not repurchase any of our senior subordinated or senior notes during the six months ended June 30, 2011. During the three and six months ended June 30, 2010, we purchased and retired $17.5 million and $33.0 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.9 million, respectively, resulting in a gain of $1.9 million and $3.9 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

Income Taxes
The effective tax rate during the three months ended June 30, 2011 was -19.25%, as compared to 29.0% during the three months ended June 30, 2010. The effective tax rate during the six months ended June 30, 2011 was 15.5%, as compared to 29.7% during the six months ended June 30, 2010. Our 2011 and 2010 tax benefit and provision, respectively, were favorably impacted by permanent adjustments related to our consolidating interests in the Borgata and LVE. We consolidate Borgata's and LVE's income or loss for financial statement purposes; however, under federal income tax statutes, we only receive a benefit from or are subject to income tax on our fifty percent interest in the Borgata and we exclude LVE's income in its entirety. In 2011 our tax benefit was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations. Additionally, in 2011, and to a lesser extent in 2010, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income.
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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$(2,951)	$3,382	$(6,472)	$11,817
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	4,418	1,243	8,890	2,306
Adjustments to property tax accruals, net	(772)	—	(3,538)	—
Write-downs and other items, net	—	—	(309)	—
Change in fair value of derivative instruments	48	—	265	—
(Gain) loss on early retirements of debt, net	—	(1,912)	20	(3,949)
Acquisition related expenses	370	1,979	370	3,580
Tunica flood expenses, net of recoveries	1,143		1,143

Adjustments related to Borgata:
Preopening expenses	92		92
Write-downs and other items, net	749	12	5,765	12
Valuation adjustments related to consolidation, net	367	—	(327)	—
Our share of Borgata's write-downs and other items, net	—	—	—	34
Total adjustments	6,415	1,322	12,371	1,983

Income tax effect for above adjustments	(2,093)	(468)	(3,745)	(702)
Impact on noncontrolling interest, net	(604)	(6)	(2,599)	(6)
Adjusted earnings (loss)	$767	$4,230	$(445)	$13,092

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net income (loss) per common share	$(0.03)	$0.04	$(0.07)	$0.14
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.05	0.01	0.10	0.03
Adjustments to property tax accruals, net	(0.01)	—	(0.04)	—
Write-downs and other items, net	—	—	—	—
Change in fair value of derivative instruments	—	—	—	—
(Gain) loss on early retirements of debt, net	—	(0.02)	—	(0.05)
Acquisition related expenses	0.01	0.02		0.04
Tunica flood expenses, net of recoveries	0.01		0.01

Adjustments related to Borgata:
Preopening expenses	—	—	—	—
Write-downs and other items, net	0.01	—	0.07	—
Valuation adjustments related to consolidation, net	—	—	—	—
Our share of Borgata's write-downs and other items, net	—	—	—	—
Total adjustments	$0.07	$0.01	$0.14	$0.02

Income tax effect for above adjustments	(0.02)	—	(0.04)	(0.01)
Impact on noncontrolling interest, net	(0.01)	—	(0.03)	—
Adjusted earnings (loss) per share	$0.01	$0.05	$—	$0.15
Adjusted earnings per share for the three months ended June 30, 2011 were computed using our diluted weighted average shares outstanding, although the presentation on our condensed consolidated statement of operations for such period does not consider the effect of common stock equivalents, as such were anti-dilutive to the net loss, as reported. However, as such net loss has been adjusted to the earnings per share amount, the dilutive effect is considered in the per share calculation above.

During the three and six months ended June 30, 2011 and 2010, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS:

Adjustments Related to Boyd Gaming Corporation
Preopening Expenses, Excluding Impact of Consolidation of LVE
Preopening expenses are comprised of costs primarily related to maintenance of our Echelon development project and expenditures for the exploration of new business development initiatives.

Adjustments to Property Tax Accruals
Property tax accruals have been adjusted based on assessments from the relevant taxing authorities and changes in our estimate of past liabilities related to such assessments.

Write-Downs and Other Items, net
Write-downs and other items, net, is comprised of the bargain purchase gain recorded in connection with the valuation procedures on Borgata.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments is comprised of the charge to earnings for the change in fair value of our interest rate swaps that were de-designated as cash flow hedges during 2010.

(Gain) Loss on Early Retirements of Debt
(Gain) loss on early retirements of debt represents the difference between the principal amount of our senior subordinated notes repurchased and the purchase price of such notes.

Acquisition Related Expenses
Acquisition related expenses are comprised of certain costs incurred related to the evaluation of various acquisition opportunities and other business development activities.

Tunica Flood Expenses, net of Recoveries
These expenses relate to the insurance and other direct and non-reimbursable costs associated with the closure of Sam's Town Tunica during the month of May 2011 due to the flooding of the Mississippi River.
Adjustments Related to Borgata
Preopening Expenses
Preopening expenses at Borgata related to costs incurred to open a new retail outlet during the quarter.

Write -Downs and Other Items, net
Write-downs and other items represent the net losses upon the disposition or sale of certain assets as well as an impairment charge related to the trademark which resulted from a decline in revenue projections specific to Borgata.

Valuation Adjustments Related to Consolidation, net
These adjustments represent the aggregate impact of the measurement activity associated with the changes from historical value to fair value of Borgata, upon consolidation, primarily representing depreciation and amortization expense resulting from the recordation of certain tangible and intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The significant change in our financial position relates to the classification of certain non-extending balances due under our Amended Credit Facility as a current liability, as such amounts come due within the next twelve months. We are evaluating our options with respect to funding repayment of this indebtedness when it becomes due, which include, borrowing against the availability under our Amended Credit Facility, securing new indebtedness, using portions of our available cash or any combination of these options.

At June 30, 2011, we reported LVE's total assets and total liabilities of $249.6 million and $265.1 million, respectively in our condensed consolidated balance sheet. However, LVE's financial position, including its working capital and indebtedness, are not discussed herein as such indebtedness is non-recourse to us and will not require our working capital or free cash flows in order to service such. Therefore, the assets and liabilities of LVE are completely disregarded from the discussion below, due to the irrelevance to our overall liquidity and capital resources.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Amended Credit Facility. As of June 30, 2011 and December 31, 2010, we had balances of cash and cash equivalents of $175.8 million and $145.6 million, respectively. In addition, we had working capital deficits of $381.3 million and $87.5 million as of June 30, 2011 and December 31, 2010, respectively, which has increased due to the classification of certain of our debt obligations becoming due in May 2012.

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

Indebtedness

Our indebtedness primarily consists of amounts outstanding under our $1.5 billion Amended Credit Facility (including $500 million of term loans, and excluding the non-extending amounts of $331.0 million) and $956.4 million aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and a $150 million bank credit facility and $800 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

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
Each of the Extending Lenders permanently reduced their commitments under the Amended Credit Facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (including $500 million of term loans, and excluding $331.0 million in non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the former credit facility) through additional revolving credit or term loans under the Amended Credit Facility.
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

The blended interest rates for outstanding borrowings under our Amended Credit Facility were 3.2% and 3.3% at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, approximately $1.43 billion was outstanding under our Amended Credit Facility, with $15.6 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $555.7 million.

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

The maximum permitted consolidated Total Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). Presently, and through December 31, 2011, our maximum Total Leverage Ratio is set at 7.75 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 5.50 to 1.00 at March 15, 2015 through the duration of the term.

The maximum permitted Secured Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). Presently, and through March 31, 2012, our maximum Secured Leverage Ratio is set at 4.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at June 30, 2011, were 2.42 to 1.00, 6.95 to 1.00 and 4.14 to 1.00, respectively.
At June 30, 2011, assuming our twelve-month trailing Consolidated EBITDA remains constant, we estimate that we could draw an additional $276 million of the availability under our Amended Credit Facility and maintain compliance with our Total Leverage Ratio.

Debt Financing Costs
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, in a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at June 30, 2011. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all of the notes, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Indentures
The indentures governing the senior and senior subordinated notes each include permitted investment clauses, the most restrictive of which limits the amount of permitted investments to a basket of $150 million, increased by a calculated amount including 50% of net income, as defined in the indentures, and net of previous permitted investments. Also, the indentures allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indentures, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior and senior subordinated notes were issued; and, at June 30, 2011, after giving effect to the repayment of certain indebtedness, as defined in the indentures, our coverage ratio was above 2.0 to 1.0.

Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the six months ended June 30, 2011. During the three and six months ended June 30, 2010, we purchased and retired $17.5 million and $33.0 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.9 million, respectively, resulting in a gain of $1.9 million and $3.9 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

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
Outstanding borrowings under the Borgata bank credit facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At June 30, 2011, the outstanding balance under the Borgata bank credit facility was $20.0 million, leaving contractual availability of $130.0 million. The interest rate on the outstanding borrowings at June 30, 2011 was 4.4%.

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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at June 30, 2011, were $160.2 million and $130.4 million, respectively.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, and commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2011.

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

9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, and commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2011.

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

The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. The effective interest rate on the 9.5% notes due 2015 notes is 10.2% and on the 9.875% notes due 2018 is 10.3%.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into which the initial purchasers of these senior secured notes at the time of the private placement, on May 27, 2011, MDFC commenced an offer to exchange all of the outstanding $400.0 million aggregate principal amount of 9.5% Senior Secured Notes due 2015 and $400.0 million aggregate principal amount of 9.875% Senior Secured Notes due 2018 for new 9.5% Senior Secured Notes due 2015 and 9.875% Senior Secured Notes due 2018, respectively, that have been registered under the Securities Act of 1933. On June 28, 2011, the expiration date of the exchange offer, $396.4 million of the 9.5% Senior Secured Notes due 2015 and $400.0 of the 9.875% Senior Secured Notes due 2018 were validly tendered and accepted for exchange. This amount represents approximately 99.1% of the 9.5% Senior Secured Notes due 2015 and 100% of the 9.875% Senior Secured Notes due 2018, respectively.

Cash Flows Summary

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$97,568	$149,757
Cash flows from investing activities:
Capital expenditures	(30,874)	(47,481)
Net cash effect upon change in controlling interest of Borgata	—	26,025
Decrease in restricted investments	168	—
Other investing activities	55	(164)
Net cash used in investing activities	(30,651)	(21,620)
Cash flows from financing activities:
Payments on retirements of long-term debt	—	(28,861)
Net borrowings under bank credit facility	—	(24,500)
Net payments under Borgata bank credit facility	(40,900)	(5,417)
Debt financing costs, net	(828)	—
Payments under note payable	—	(46,875)
Proceeds from variable interest entity's issuance of debt	5,250	—
Payments on loans to variable interest entity's members	(181)	—
Noncontrolling interest distributions by Borgata	—	(15,602)
Other financing activities	(101)	89
Net cash used in financing activities	(36,760)	(121,166)
Increase in cash and cash equivalents	$30,157	$6,971

Cash Flows from Operating Activities
For the six months ended June 30, 2011, we generated operating cash flow of $97.6 million, compared to $149.8 million for the six months ended June 30, 2010, a decrease of $52.2 million. Generally, operating cash flows dropped due to a decrease in net income, an increase in interest paid and a reduction in our operating and non-operating income from Borgata under the equity method of accounting.

We did not receive distributions from Borgata during the six months ended June 30, 2011. Our distributions from Borgata were $17.5 million during the six months ended June 30, 2010. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata's bank credit facility and senior secured notes contain certain covenants. Borgata's bank credit facility allows for certain limited distributions to be made to its partners. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Cash Flows from Investing Activities
Cash paid for capital expenditures on major projects for the six months ended June 30, 2011 were $30.9 million and included the Echelon development project, which included spending of approximately $1.0 million, and maintenance capital expenditures of approximately $29.9 million.

Cash paid for capital expenditures on major projects for the six months ended June 30, 2010 were $47.5 million and included the Echelon development project, which included spending of approximately $26.6 million, and maintenance capital expenditures of approximately $19.0 million.

As a result of our consolidation of Borgata during the six months ended June 30, 2010, we included its cash balance of $26.0 million as an investing cash flow.

Cash Flows from Financing Activities
Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from operations and debt financing.

We did not repurchase any of our senior subordinated or senior notes during the six months ended June 30, 2011. During the three and six months ended June 30, 2010, we purchased and retired $17.5 million and $33.0 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.9 million, respectively, resulting in a gain of $1.9 million and $3.9 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.
During the six months ended June 30, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.
During the six months ended June 30, 2010, Borgata made distributions of $35.0 million, of which we received $17.5 million.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2011 or 2010.

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

During the six months ended June 30, 2011 and 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Pursuant to the terms of the Agreement, we agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities (“Assets and Liabilities”) related to our Dania Jai Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai alai and related gaming operations are conducted, including poker and inter-track wagering (the “Dania Jai-Alai Business”), for a purchase price of $80.0 million (the “Purchase Price”), subject to adjustment based on the amount of cash held by the Dania Jai-Alai Business as of the closing, including a non-refundable (except under certain limited circumstances) deposit of $5.0 million. We and the Buyer also agreed to indemnify each other against losses incurred or sustained due to actions arising out of the Agreement and the transactions contemplated thereby; however, our liability (and that of our respective affiliates) under the Agreement and the transaction documents is limited to a maximum amount.

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

Pending Acquisition of IP Casino Resort Spa
On June 15, 2011, we entered into an Agreement for Purchase and Sale (the "IP Agreement") with Imperial Palace of Mississippi, LLC and Key Largo Holdings, LLC (collectively, the “Seller”), pursuant to which the Seller agreed to sell and transfer, and we agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP Casino Resort Spa (the "Property") in Biloxi, Mississippi, on an as-is basis (except as otherwise provided in the agreement), for a purchase price of $278 million in cash. Following the closing of the transaction, we will also make charitable contributions to the Engelstad Family Foundation equal to an aggregate of $10 million, which funds are intended to be distributed on behalf of, and in the name of, the Company, over five years to local and regional Biloxi charitable organizations to be designated by the Company. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP Casino Resort Spa with costs estimated to be $44 million.

The closing of the transactions contemplated by the agreement is subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the receipt of certain consents, approvals or authorizations required to consummate the transactions contemplated by the IP Agreement and other licenses and permits required to operate the Property; (ii) the absence of injunctions, judgments or other legal impediments seeking to prohibit the closing; (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions.

The IP Agreement provides us a forty-five day due diligence period that commenced June 20, 2011, pursuant to which we, at our sole discretion, and without any cost or penalty, may terminate the agreement at any time prior to the expiration of such period. In the event that we do not terminate the agreement prior to the expiration of the due diligence period, we are required to make a non-refundable (except under certain circumstances) earnest money deposit of $10 million which will be credited against the purchase price upon the closing. If we fail to make the deposit at or prior to the expiration of the due diligence period, then the agreement will be automatically terminated. In addition to certain other termination rights, the IP Agreement may be terminated by either us or the Seller if the closing has not occurred by the date that is six months following the date of the agreement. We currently anticipate that the closing will occur before the end of the year.

Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.5 million to $19.9 million, including interest. In late 2009, the Department audited and denied our refund claim and subsequently issued a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision, with the exception of the portion related to the deficiency assessment, to the Nevada State Tax Commission (the "Commission"). Our Appeals hearing is scheduled for August 8, 2011. The Department did not appeal the Judge's decision overturning the 2009 deficiency assessment and therefore, the ruling on the deficiency assessment is final and non-appealable. Due to uncertainty surrounding the ultimate resolution of the Commission appeal, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2011, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. As a result of the agreement reached on the 2006 and 2007 valuations, we have revised our accrual for years 2008 through 2011 to reflect the expected carryforward effect of the reductions received in the prior year settlements. Such reduction resulted in the reversal of previously accrued property tax expense of approximately $3.1 million and $2.8 million, net of fees, in the first and second quarter of 2011, respectively. We are currently in negotiations related to the 2008 and 2009 years but have not received valuation notices for years 2008 through 2011. We believe the assessment for the period from January 1, 2008 through June 30, 2011 could result in a property tax assessment ranging between $14.0 million and $18.0 million. We have accrued, net of the payments discussed above, approximately $18.0 million of property tax liability as of June 30, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final assessment notices for the period January 1, 2008 through June 30, 2011, which have not been received as of June 30, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

Critical Accounting Policies
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. The following summarizes the material changes to our critical accounting polices during the six months ended June 30, 2011, representing those of particular importance due to the retrospective recording of the measurement period adjustments reflected herein.

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

The provisional fair value measurements and estimates of these items were subsequently refined during the one-year measurement period. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement period adjustments were identified and retrospectively recorded in the condensed consolidated balance sheet as of December 31, 2010. These measurement period adjustments materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the condensed consolidated balance sheet reported as of December 31, 2010; however, the impact on the condensed consolidated statements of operations for the three and six months ended June 30, 2011, as retrospectively adjusted to the statement as reported was not material, and was therefore not adjusted for any measurement period adjustments. The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities including the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.

We determined the fair value of identifiable intangible assets such as customer relationships, a trademark and any other significant tangible assets or liabilities, such as long-lived property. The enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets. We will undertake impairment tests of the indefinite lived intangible assets in accordance with our existing policy, as discussed below. Additionally, given the eventual sale of the MGM interest, we will maintain a heightened awareness of any potential triggering events which would indicate a possible impairment of the intangible assets or long-lived assets.

The financial position of Borgata is consolidated in our condensed consolidated balance sheet as of June 30, 2011. We recorded a step up to the basis of Borgata's historical financial statements of $16.8 million, which is an appreciation over their historical book basis of 1% at the date of consolidation. In total, the assets of Borgata consolidated at June 30, 2011 represents 25.1% of our consolidated total assets at June 30, 2011.

Valuation of Indefinite-Lived Intangible Assets
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

The results of our annual scheduled impairment test of these gaming license rights, performed during the second quarter of 2011, did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could result in a future a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

The carrying value of our gaming license rights was $371.4 million, or 6.6% of our consolidated total assets as of June 30, 2011, and all such rights are recorded within our Midwest and South reportable segment. The fair value of these rights exceeded their carrying value by an aggregate amount of $222.1 million, or by a multiple of 1.7.

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

The carrying value of our trademarks within our Las Vegas Locals reportable segment was $50.7 million, or 0.9% of our consolidated total assets as of June 30, 2011 and the fair value of our reporting units exceeded their carrying value by $18.2 million, or 36%. Specific to the value of our Las Vegas Locals' trademarks, a respective annual decline in their gaming revenues of 6%, in hotel revenues of 2% or an aggregate decline in both streams of 2% would impact the fair value of the trademarks by $1 million, and result in a future impairment in such amount.

We also recorded a trademark related to the fair valuation of Borgata on March 24, 2010. The current carrying value of the Borgata trademark is $60 million, or 1.1% of our consolidated total assets as of June 30, 2011. During the six months ended June 30, 2011, we performed an interim impairment test of this trademark due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test. As a result of the impairment test , which was in advance of our planned annual impairment test, and due to the adverse change in Borgata's business climate, we recorded a $5 million impairment charge. Specific to the value of Borgata's trademark, a respective annual decline in their gaming revenues of 3%, in hotel revenues of 5% or an aggregate decline in both streams of 2% would impact the fair value of the trademark by $1 million, and result in a future impairment in such amount.

Trademarks are considered indefinite lived intangible asset and will not be subject to future amortization, but rather subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances. We will continue to evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Should any further events as described above occur, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

We solicit third party valuation expertise to assist in the performance of the Step One valuations of the goodwill of our reporting units. We perform the test in the second quarter of our fiscal calendar year, using a weighting of two different approaches to determine fair value: (i) the income approach and (ii) the market approach.

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

The results of our annual scheduled impairment test of goodwill, performed during the second quarter of 2011, did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could result in a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

The carrying value of our goodwill was $213.6 million, or 3.8% of our consolidated total assets as of June 30, 2011. Although we satisfied Step One by fair margin ranging from $192.7 million to $324.9 million for each reporting unit tested, certain underlying assumptions and variables could greatly impact the results of future tests.

On a macro-economic level, we believe that over the next few years, several trends are expected to continue to adversely affect the gaming industry. The most significant trends include (i) delayed development of new construction; (ii) increased bankruptcy filings; and (iii) decreased consolidation. The impact of the weakening economy, credit crunch, and general outlook of the casino resort industry is illustrated through the recent trend of abandoned casino projects. Bankruptcy has served as a deterrent to deals because of the large decline in cash flow as well as significant increases in leverage. Debt to EBITDA ratios for public companies has nearly doubled overall in the past few years, indicating the inability to service debt. Analysts generally expect a sudden decrease in merger and acquisition activity after reports show that buyers are demanding a higher capitalization rate and lenders are significantly raising the equity portion required for deals. Deals are not only taking longer to fulfill, but as credit markets remain frozen, the slowdown is expected to continue into 2011. Although we cannot control or influence the impact of these factors from a fair valuation perspective, they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

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

Accounting Standards Update 2011-05 Presentation of Comprehensive Income ("Update 2011-05")
In June, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05 Presentation of Comprehensive Income, which is an amendment to Topic 220 of the Accounting Standards Codification.

The objective of Update 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

The amendments in Update 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does the amendment affect how earnings per share is calculated or presented. The amendments in this Update should be applied retrospectively. The amendment will effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-05 will not have a material impact on the computation of comprehensive income, but will require a revised presentation thereof.

Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model, areas of focus and strategy for realizing improved results;

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

•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market recovers and expands;

•	our expectations with respect to the valuation of Borgata's tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

•
our expectations with respect to continued disruptions in the global capital markets, the effect of this on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities and our ability to obtain financing for and successfully take advantage of such opportunities;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our bank credit facility;

•	our expectations regarding the closing of the sale of the Assets and Liabilities related to the Dania Jai-Alai Business in the third quarter of 2011;

•	our expectations regarding the closing of the sale of the transactions contemplated by the IP Agreement before the end of the year;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Amended Credit Facility and Borgata's credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our ability to fund any expansion projects using cash flows from operations and availability under the Amended Credit Facility;

•	our market risk exposure and efforts to minimize risk;

•
the timing of the delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, our expectations as to the costs associated with delays related to the project as well as the value of capitalized costs and recurring project costs we expect to incur in the future, and our belief that financing for a development project like Echelon continues to be unavailable;

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

•	that margin improvements will remain a driver of profit growth for the Company going-forward;

•	our belief that the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC;

•	development opportunities in existing or new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation, including the litigation involving Treasure Chest casino;

•	our relationship with LVE including, without limitation, our mutual agreement to not initiate litigation, the monthly periodic fee and our option to purchase LVE's assets;

•	our intention to file a registration statement pursuant to the registration rights agreement entered into in connection with the private placement of our 9.125% senior notes due 2018;

•	the likelihood of interruptions to our rights in the land we lease under long term leases for certain of our hotels and casinos;

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

•	The risk that USCG may not continue to allow in-place underwater inspections of our riverboats.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

•
The risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

•	The risk that our projects may not help us compete with new or increased competition in our markets.

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us.

•	The risk associated with challenges to legalized gaming in existing or current markets.

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions differ materially from our preliminary estimates.

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

•
The risk that we may not receive gaming or other necessary licenses for new projects or that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our casino operations.

•
Our inability to select the new joint venture partner for Borgata and the possibility that a new operating agreement will be entered into with the new venture partner, which could result in changes to Borgata's ongoing operations.

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Amended Credit Facility or Borgata's bank credit facility and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our Amended Credit Facility and Borgata's bank credit facility.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2011, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the six months ended June 30, 2011; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. During the six months ended June 30, 2011, we performed an interim impairment test on the trademark we recorded in connection with the valuation of Borgata due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded a $5.0 million impairment to the trademark.

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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in 2011, we announced the sale of Dania Jai Alai and the pending acquisition of the IP Casino Resort Spa. In February 2007, we completed the Barbary Coast exchange transaction. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. With respect to the sale of Dania Jai-Alai and the pending acquisition of the IP Casino Resort Spa, there can be no assurance that the respective transactions will close as anticipated, or at all.

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

LVE has suspended construction of the central energy center while the Echelon project is delayed. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter. On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and that any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts has agreed to pay LVE, beginning March 4, 2011, the Periodic Fee and an operation and maintenance fee until either (i) Echelon notifies LVE that it has resumed construction of a portion of the Echelon development project that it will own in fee simple and Echelon and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA: or (ii) Echelon exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resorts' prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon Resorts' obligation to pay the Periodic Fee and the operation and maintenance fee.
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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2010, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. As a result of the agreement reached on the 2006 and 2007 valuations, we have revised our accrual for years 2008 through 2011 to reflect the expected carryforward effect of the reductions received in the prior year settlements. Such reduction resulted in an income statement benefit of approximately $3.1 million and $2.8 million, net of fees, in the first and second quarter of 2011, respectively. We are currently in negotiations related to the 2008 and 2009 years but have not received valuation notices for years 2008 through 2011. We believe the assessment for the period from January 1, 2008 through June 30, 2011 could result in a property tax assessment, net of payments, ranging between $14.0 million and $18.0 million. We have accrued, net of the payments discussed above, approximately $18.0 million of property tax liability as of June 30, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final assessment notices for the period January 1, 2008 through June 30, 2011, which have not been received as of June 30, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.5 million to $19.9 million, including interest. In late 2009, the Department audited and denied our refund claim and subsequently issued a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision, with the exception of the portion related to the deficiency assessment, to the Nevada State Tax Commission (the "Commission"). Our Appeals hearing is scheduled for August 8, 2011. The Department did not appeal the Judge's decision overturning the 2009 deficiency assessment and therefore, the ruling on the deficiency assessment is final and non-appealable. Due to uncertainty surrounding the ultimate resolution of the Commission appeal, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenues. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, Borgata is required to record New Jersey state income taxes. We cannot assure you that the State of New Jersey will not enact legislation that increases gaming tax rates.
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

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011; however, Sam's Town Hotel and Gambling Hall suffered minor damage, and we are still negotiating a settlement with our insurer.

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
In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected area. For example, during January and February 2011, much of the country was impacted by some of the worst winter weather in decades, particularly in the Midwest. Although our properties at Blue Chip and Par-A-Dice were not closed as a result, these storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such time. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
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
Due to flooding of the Mississippi River, Sam's Town Hotel and Gambling Hall was closed from May 1, 2011 until May 28, 2011. Sam's Town Hotel and Gambling Hall was damaged, and while we carry business interruption insurance and general liability insurance, we have not settled on our claims, and this insurance may not be adequate to cover all losses in any such event.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended June 30, 2011, patrons from Hawaii comprised 66% of the room nights sold at the California, 54% at Fremont and 58% at Main Street Station, For the six months ended June 30, 2011, patrons from Hawaii comprised 67% of the room nights sold at the California, 52% at Fremont and 54% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.4 million per annum as of June 30, 2011. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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
We had total consolidated long-term debt, net of current maturities, of approximately $2.82 billion at June 30, 2011. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (including $500 million of term loans, and excluding $331.0 million in non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion commitment increases provided for under the former credit facility) through additional revolving credit or term loans under the Amended Credit Facility.
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
In addition, our Amended Credit Facility requires us to maintain certain ratios, including a minimum Interest Coverage Ratio (as defined in the Amended Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Amended Credit Facility) that adjust over the life of our Amended Credit Facility. We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at June 30, 2011, were 2.42 to 1.00, 6.95 to 1.00 and 4.14 to 1.00, respectively.
At June 30, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 10.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at June 30, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that a 8.0% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at June 30, 2011, assuming our current level of interest expense remains constant, we estimate that a 17.2% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.
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
We did not receive distributions from Borgata during the six months ended June 30, 2011 and received $17.5 million from Borgata during the six months ended June 30, 2010. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior subordinated and senior notes and Borgata's senior secured notes do not fully prohibit us or our subsidiaries from doing so. Approximately $555.7 million of contractual availability was available for borrowing under our Amended Credit Facility as of June 30, 2011. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned 37.2% of the Company's outstanding shares of common stock as of June 30, 2011. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.     Exhibits
Exhibits

10.2	Agreement for Purchase and Sale, dated June 15, 2011, among the Company, Imperial Palace of Mississippi, LLC and Key Largo Holdings, LLC.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2011.

BOYD GAMING CORPORATION

By:	/S/ ELLIE J. BOWDISH
Ellie J. Bowdish
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT LIST

10.2	Agreement for Purchase and Sale, dated June 15, 2011, among the Company, Imperial Palace of Mississippi, LLC and Key Largo Holdings, LLC.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.