Form 10-Q
period 2011-09-30
BOYD GAMING CORP
filed 2011-11-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011
Common stock, $0.01 par value	86,317,735

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

When we filed our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission ("SEC") on March 15, 2011, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 with the SEC on October 27, 2010 (the “Provisional Form 10-K” or “Provisional Form 10-Q”, respectively, or collectively, the “Provisional Forms”), the initial acquisition method accounting for the effective change in control of Borgata Hotel Casino and Spa ("Borgata") was incomplete. The application of acquisition method accounting, required in accordance with the authoritative accounting guidance for business combinations, initially had the following effects on our unaudited condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the provisional fair value of the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the provisional fair value of the noncontrolling interest held in trust as a separate component of our stockholders' equity.

Since the filing of the Provisional Forms, we have made adjustments to the provisional fair value amounts recognized at the date of effective change in control, or March 24, 2010, to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the condensed consolidated balance sheet reported as of December 31, 2010, as previously reported in the Provisional Form 10-K; however, the impact on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010, as retrospectively adjusted to the statement as reported in the Provisional Form 10-Q was not material, and was therefore not adjusted for any measurement period adjustments.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The Provisional Form 10-K, as originally filed with the SEC on March 15, 2011, was subsequently revised on a Form 8-K filed on September 2, 2011 (the "Retrospective Form 8-K"). This Retrospective Form 8-K updated the audited consolidated financial statements and certain other items of the Provisional Form 10-K, specifically and primarily related to the recasting of the consolidated balance sheet as of December 31, 2010, and related notes thereto. The updated historical financial statements, and other conforming changes to the Provisional Form 10-K are filed as Exhibit 99.1 to the Retrospective Form 8-K and have been updated, solely to include the retrospective measurement period adjustments and new footnote disclosure. All other information provided in the Provisional Form 10-K, unless otherwise provided, remain unchanged and the Retrospective Form 8-K does not modify or update such other disclosures in the Provisional Form 10-K in any other way.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$187,118	$145,623
Restricted cash	22,692	19,494
Accounts receivable, net	47,145	47,942
Inventories	14,321	16,029
Prepaid expenses and other current assets	53,151	37,153
Income taxes receivable	—	5,249
Deferred income taxes	9,113	8,149
Total current assets	333,540	279,639
Property and equipment, net	3,296,396	3,383,371
Assets held for development	1,119,845	1,119,403
Debt financing costs, net	30,322	34,993
Restricted investments	20,984	48,168
Other assets, net	77,084	70,425
Intangible assets, net	547,075	539,714
Goodwill, net	213,576	213,576
Total assets	$5,638,822	$5,689,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$363,598	$25,690
Non-recourse obligations of variable interest entity	221,912	243,059
Accounts payable	55,227	57,183
Income taxes payable	3,122	6,504
Accrued liabilities	305,450	278,469
Total current liabilities	949,309	610,905
Long-term debt, net of current maturities	2,802,075	3,193,065
Deferred income taxes	364,295	362,174
Other long-term tax liabilities	46,882	44,813
Other liabilities	72,369	83,589
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,290,986 and 86,244,978 shares outstanding	863	862
Additional paid-in capital	642,243	635,028
Retained earnings	557,546	560,909
Accumulated other comprehensive loss, net	—	(7,594)
Total Boyd Gaming Corporation stockholders’ equity	1,200,652	1,189,205
Noncontrolling interest	203,240	205,538
Total stockholders’ equity	1,403,892	1,394,743
Total liabilities and stockholders’ equity	$5,638,822	$5,689,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Operating revenues:
Gaming	$500,824	$503,746	$1,469,316	$1,344,283
Food and beverage	99,221	101,164	285,883	255,166
Room	64,831	64,142	181,881	154,247
Other	34,105	33,960	100,412	91,595
Gross revenues	698,981	703,012	2,037,492	1,845,291
Less promotional allowances	108,766	107,634	307,928	256,332
Net revenues	590,215	595,378	1,729,564	1,588,959
COST AND EXPENSES
Operating costs and expenses:
Gaming	230,675	237,601	680,457	635,461
Food and beverage	50,868	50,690	148,516	132,481
Room	13,586	13,661	39,921	36,767
Other	28,617	28,089	82,191	74,333
Selling, general and administrative	96,301	100,697	288,872	270,641
Maintenance and utilities	40,925	42,661	115,113	104,770
Depreciation and amortization	46,034	52,451	145,106	147,905
Corporate expense	11,025	11,021	36,569	36,636
Preopening expenses	1,720	2,684	5,292	4,990
Write-downs and other items, net	2,300	1,340	9,269	4,932
Total operating costs and expenses	522,051	540,895	1,551,306	1,448,916
Operating income from Borgata	—	—	—	8,146
Operating income	68,164	54,483	178,258	148,189
Other expense (income):
Interest income	(15)	—	(40)	(4)
Interest expense	60,083	45,781	184,068	109,438
Fair value adjustment of derivative instruments	—	—	265	—
Gain on early retirements of debt	(54)	—	(34)	(3,949)
Gain on distribution from Borgata	—	(2,535)	—	(2,535)
Other income	(1,000)	(10,000)	(1,000)	(10,000)
Other non-operating expenses from Borgata, net	—	—	—	3,133
Total other expense, net	59,014	33,246	183,259	96,083
Income (loss) before income taxes	9,150	21,237	(5,001)	52,106
Income tax (expense) benefit	(2,170)	(6,371)	28	(15,532)
Net income (loss)	6,980	14,866	(4,973)	36,574
Net (income) loss attributable to noncontrolling interest	(3,871)	(9,275)	1,610	(19,166)
Net income (loss) attributable to Boyd Gaming Corporation	$3,109	$5,591	$(3,363)	$17,408
Basic net income (loss) per common share:	$0.04	$0.06	$(0.04)	$0.20
Weighted average basic shares outstanding	87,256	86,582	87,206	86,508
Diluted net income (loss) per common share:	$0.04	$0.06	$(0.04)	$0.20
Weighted average diluted shares outstanding	87,432	86,684	87,206	86,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
(Unaudited and in thousands)

		Boyd Gaming Corporation Stockholders’ Equity
						Accumulated
	Other			Additional		Other		Total
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Income (loss)	Shares	Amount	Capital	Earnings	Loss, Net	Interest	Equity
Balances, January 1, 2011		86,244,978	$862	$635,028	$560,909	$(7,594)	$205,538	$1,394,743
Net loss	$(3,363)		—	—	(3,363)	—	—	(3,363)
Derivative instruments fair value adjustment, net of taxes of $4,230	7,594		—	—	—	7,594	—	7,594
Comprehensive income	4,231
Comprehensive loss attributable to noncontrolling interest	(688)	—	—	—	—	—	(688)	(688)
Comprehensive income attributable to Boyd Gaming Corporation	$3,543
Stock options exercised		46,008	1	275	—	—	—	276
Tax effect from share-based compensation arrangements		—	—	(800)	—	—	—	(800)
Share-based compensation costs		—	—	7,740	—	—	—	7,740
Change in noncontrolling interest in Borgata and LVE		—	—	—	—	—	(1,610)	(1,610)
Balances, September 30, 2011		86,290,986	$863	$642,243	$557,546	$—	$203,240	$1,403,892

Nine Months Ended September 30, 2010
(Unaudited and in thousands)

		Boyd Gaming Corporation Stockholders’ Equity
						Accumulated
	Other			Additional		Other		Total
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Income (loss)	Shares	Amount	Capital	Earnings	Loss, Net	Interest	Equity
Balances, January 1, 2010		86,130,454	$861	$623,035	$550,599	$(18,126)	$—	$1,156,369
Net income	$17,408	—	—	—	17,408	—	—	17,408
Derivative instruments fair value adjustment, net of taxes of $3,756	6,842	—	—	—	—	6,842	—	6,842
Comprehensive income attributable to Boyd Gaming Corporation	$24,250	—	—	—	—	—	—	—
Stock options exercised		100,186	1	622	—	—	—	623
Tax effect from share-based compensation arrangements		—	—	(22)	—	—	—	(22)
Share-based compensation costs		—	—	8,124	—	—	—	8,124
Change in noncontrolling interest in Borgata		—	—	—	—	—	236,080	236,080
Balances, September 30, 2010		86,230,640	$862	$631,759	$568,007	$(11,284)	$236,080	$1,425,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(4,973)	$36,574
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,106	147,905
Amortization of debt financing costs	6,673	6,149
Amortization of discounts on senior secured notes	2,507	484
Share-based compensation expense	7,740	8,124
Deferred income taxes	(3,074)	14,814
Operating and non-operating income from Borgata	—	(5,013)
Distributions of earnings received from Borgata	—	1,910
Gain on equity distributions	—	(2,535)
Noncash asset write-downs	6,052	—
Gain on early retirements of debt	(34)	(3,949)
Other operating activities	2,575	1,983
Changes in operating assets and liabilities:
Restricted cash	(3,198)	(4,734)
Accounts receivable, net	(4,375)	1,382
Inventories	1,710	439
Prepaid expenses and other current assets	(5,997)	(7,250)
Income taxes receivable	5,264	9,961
Other assets, net	430	236
Accounts payable and accrued liabilities	28,770	30,697
Income taxes payable	(3,382)	—
Other long-term tax liabilities	2,069	1,519
Other liabilities	(947)	2,265
Net cash provided by operating activities	182,916	240,961
Cash Flows from Investing Activities
Capital expenditures	(55,491)	(64,069)
Acquisition of assets	(34,495)	—
Decrease in restricted investments	27,184	—
Net cash effect upon change in controlling interest of Borgata	—	26,025
Other investing activities	—	(731)
Net cash used in investing activities	(62,802)	(38,775)
Cash Flows from Financing Activities
Payments on retirements of long-term debt	(8,198)	(28,861)
Borrowings under bank credit facility	109,650	525,700
Payments under bank credit facility	(111,503)	(714,800)
Borrowings under Borgata bank credit facility	574,700	369,773
Payments under Borgata bank credit facility	(620,600)	(954,962)
Proceeds from issuance of Borgata senior secured notes	—	773,176
Debt financing costs, net	(1,283)	—
Payments under note payable	—	(46,875)
Payments on obligations of variable interest entity	(27,000)	—
Distributions to noncontrolling interests in Borgata	—	(120,176)
Other financing activities	5,615	(5,688)
Net cash used in financing activities	(78,619)	(202,713)
Increase in cash and cash equivalents	41,495	(527)
Cash and cash equivalents, beginning of period	145,623	93,202
Cash and cash equivalents, end of period	$187,118	$92,675

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$220,971	$97,366
Cash paid (received) for income taxes, net	1,221	(9,143)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$4,871	$4,409
Fair value adjustment on derivative instruments	11,931	11,777
Extinguishment of previous Borgata credit facility with advance from new Borgata credit facility	—	73,010
Assets and Liabilities Recorded at Fair Value (net of Cash Received) Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$—	$29,099
Inventories	—	4,118
Prepaid expenses and other current assets	—	9,437
Deferred income taxes	—	1,290
Property and equipment, net	—	1,352,321
Investments in and advances to unconsolidated subsidiaries, net	—	5,135
Intangibles	—	—
Indefinite lived intangibles	—	—
Other assets, net	—	34,964
Fair value of assets	$—	$1,436,364
Current maturities of long-term debt	$—	$632,289
Accounts payable	—	6,822
Income taxes payable	—	5,699
Accrued liabilities	—	71,949
Deferred income taxes	—	13,982
Other long-term tax liabilities	—	10,242
Other long-term liabilities	—	16,418
Fair value of liabilities	$—	$757,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” "Boyd Gaming," “we” or “us”) was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company's common stock is traded on the New York Stock Exchange under the symbol “BYD”.
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

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. Results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida. On April 29, 2011, we and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of the Dania Jai-Alai Business (as defined below).

Pursuant to the terms of the Agreement, we agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities (“Assets and Liabilities”) related to our Dania Jai-Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering (the “Dania Jai-Alai Business”), for a purchase price of $80.0 million (the “Purchase Price”).

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The closing of the transactions contemplated by the Agreement is subject to certain closing conditions.

On September 15, 2011, the Buyer elected to extend the closing date of the pending acquisition of Dania Jai-Alai Business. The terms of the extension provide that sale will close on or before November 28, 2011; however, we have no assurance that the Buyer can or will be in a position to close on such date. As permitted under the terms of the definitive sale agreement, the Buyer made an additional, non-refundable payment of $2 million to us in exchange for the extension of the closing date. Of the $2 million payment, $1 million will be applied to the $80 million purchase price. We previously received a $5 million non-refundable deposit upon execution of the definitive agreement.

Echelon Development
Additionally, we own 85 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

IP Casino Resort Spa
On October 4, 2011, we completed our previously announced acquisition of the assets of the IP Casino Resort Spa in Biloxi, Mississippi, for a purchase price of $278 million in cash. Following the closing of the transaction, we also made a charitable contribution to the Engelstad Family Foundation equal to an aggregate of $10 million, which funds are intended to be distributed on behalf of, and in the name of, Boyd Gaming over five years to charitable organizations to be designated by Boyd Gaming. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP Casino Resort Spa with costs estimated to be $44 million.

We will apply acquisition method accounting to this business combination at the transaction date, which requires acquired assets and assumed liabilities to be recorded at their respective fair values. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. Prospectively, however, the acquired assets and liabilities will be recorded in our consolidated balance sheet at fair value as of the closing date; the results of operations of the IP will be included in our consolidated statements of operations and cash flows beginning in the fourth quarter of 2011; and all other disclosures pursuant to the guidance for business combinations will be provided in our Annual Report on Form 10-K for the year ended December 31, 2011. The IP Casino Resport Spa will be reported in our Midwest and South business segment.
Basis of Presentation
Interim Condensed Consolidated Financial Statements
As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our Form 10-K, as originally filed with the SEC on March 15, 2011, (the "Provisional Form 10-K")was subsequently revised on a Form 8-K filed on September 2, 2011 (the "Retrospective Form 8-K"). This Retrospective Form 8-K updated the audited consolidated financial statements and certain other items of the Provisional Form 10-K, specifically and primarily related to the recasting of the consolidated balance sheet as of December 31, 2010, and related notes thereto. The updated historical financial statements, and other conforming changes to the Provisional Form 10-K are filed as Exhibit 99.1 to the Retrospective Form 8-K and have been updated, solely to include the retrospective measurement period adjustments and new footnote disclosure. All other information provided in the Provisional Form 10-K, unless otherwise provided, remain unchanged and the Retrospective Form 8-K does not modify or update such other disclosures in the Provisional Form 10-K in any other way.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present our financial position as of September 30, 2011 and December 31, 2010, the results of our operations for the three and nine months ended September 30, 2011 and 2010, and the results of our cash flows for the nine months ended September 30, 2011 and 2010. The condensed consolidated balance sheet as of September 30, 2011 is unaudited; however the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three and nine months ended September 30, 2011 and 2010, and our cash flows for the nine months ended September 30, 2011 and 2010, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

The financial position of Borgata is presented in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010; its results of operations for the three months ended September 30, 2011 and 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010; its results of operations for the nine months ended September 30, 2011 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2011; and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010.

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

LVE began construction of the facility in 2007 and expected to provide full energy services to Echelon in 2010, when we originally expected to open. However, LVE suspended construction in January 2009, after our announcement of the delay of Echelon. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommenced and proceeded with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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

In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010; its results of operations for the three and nine months ended September 30, 2011 are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011; its results of operations for the period from July 1 through September 30, 2010 are included in our condensed consolidated statements of operations for the three months ended September 30, 2010; and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, approximately $1.42 billion and $1.45 billion, respectively, of our consolidated total assets are related to Borgata.

Additionally, the financial position of LVE is consolidated in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, and its results of operations for the three and nine months ended September 30, 2011 are included in our condensed consolidated statements of operations and cash flows during such periods. At September 30, 2011, approximately $220.4 million of our consolidated total assets related to LVE, however, certain of these assets, approximating $196.1 million, are pledged as security on LVE's outstanding construction loan advances, and an additional $21.0 million of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing. At December 31, 2010, approximately $249.7 million of our consolidated total assets related to LVE, however, certain of these assets, approximating $196.4 million, were pledged as security on LVE's outstanding construction loan advances, and an additional $48.2 million of such assets were held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.

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

Amortizing intangible assets: Customer relationships represent the value of repeat business associated with our customer loyalty programs. These intangible assets are being amortized on an accelerated method over their approximate useful life. Favorable lease rates represent the amount by which acquired lease rental rates are favorable to market terms. These favorable lease values are amortized over the remaining lease term, primarily on leasehold land interests, ranging in remaining duration from 41 to 52 years. Development agreements are contracts between two parties establishing an agreement for development of a product or service. These agreements are amortized over the respective cash flow period of the related agreement.

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

Noncontrolling Interest
Noncontrolling interest is the portion of the ownership in Borgata not directly attributable to Boyd Gaming Corporation, as well as the ownership of LVE, none of which is attributable to Boyd Gaming Corporation, and is reported as a separate component of our stockholders' equity in our condensed consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At September 30, 2011 and December 31, 2010, there was a noncontrolling interest of $220.9 million and $219.3 million, respectively, associated with the portion of ownership in Borgata that is not attributable to the stockholders of Boyd Gaming Corporation. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and began consolidating its financial statements at that date. At September 30, 2011 and December 31, 2010, there was a deficit in the noncontrolling interest of LVE of $17.7 million and $13.7 million, respectively, associated with the entire ownership in LVE that is not attributable to the stockholders of Boyd Gaming Corporation.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amounts included in promotional allowances for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$33,989	$35,775	$94,811	$82,387
Food and beverage	44,464	45,477	128,028	118,191
Other	30,313	26,382	85,089	55,754
Total promotional allowances	$108,766	$107,634	$307,928	$256,332
The estimated costs of providing such promotional allowances for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$14,192	$14,287	$40,309	$40,483
Food and beverage	40,591	41,852	116,828	119,915
Other	4,870	4,807	12,856	12,792
Total cost of promotional allowances	$59,653	$60,946	$169,993	$173,190

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense on the condensed consolidated statements of operations. These taxes totaled approximately $65.3 million and $66.2 million for the three months ended September 30, 2011 and 2010, respectively, and totaled approximately $192.6 million and $195.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, consisted of the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Earnings per share:
Basic weighted average shares outstanding	87,256	86,582	87,206	86,508
Potential dilutive effect	176	102	—	216
Diluted weighted average shares outstanding	87,432	86,684	87,206	86,724

Due to the net loss for the nine months ended September 30, 2011, the effect of all potential common shares was anti-dilutive, and therefore was not included in the computation of diluted earnings per share. Anti-dilutive options totaling 9.0 million and 8.1 million have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2011, and 2010, respectively. Anti-dilutive options totaling 7.8 million and 8.1 million have been excluded from the computation of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

diluted earnings per share for the nine months ended September 30, 2011 and 2010, respectively.

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

Accounting Standards Update 2011-08 Intangibles, Goodwill and Other ("Update 2011-08")
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-08 Intangible, Goodwill and Other, which is an amendment to Topic 350 of the Accounting Standards Codification ("ASC").

The objective of Update 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic ASC 350. (the more-likely-than-not threshold is defined as having a likelihood of more than 50 percent). Previous guidance under Topic ASC 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in Update 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The amendment will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012, although early adoption is permitted. Update 2011-08 will not have a material impact on the computation of the impairment of goodwill or other intangibles.

Accounting Standards Update 2011-05 Presentation of Comprehensive Income ("Update 2011-05")
In June 2011, the FASB issued Accounting Standards Update 2011-05 Presentation of Comprehensive Income, which is an amendment to Topic ASC 220.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Update 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does Update 2011-05 affect how earnings per share is calculated or presented. Update 2011-05 should be applied retrospectively and will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-05 will not have a material impact on the computation of comprehensive income, but will require a revised presentation thereof.

Accounting Standards Update 2011-04 Fair Value Measurement ("Update 2011-04")
In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurement, which is an amendment to Topic ASC 820.

The objective of Update 2011-04 is to more clearly explain how to measure fair value to allow for better comparability between GAAP and International Financial Reporting Standards ("IFRS"). It is not intended to result in a change in the application of the requirements in Topic ASC 820, but instead is intended to amend a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

Update 2011-04 does not change the items that must be reported as fair value measurements under Topic ASC 820 but simply how to measure these items and how they should be disclosed. Update 2011-04 should be applied prospectively. Early adoption is not permitted. Update 2011-04 will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-04 will not have a material impact on our financial statements.

NOTE 2.    CONSOLIDATION OF CERTAIN INTERESTS

Controlling Interest
Borgata Hotel Casino and Spa
Overview
The Company and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

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

MGM has subsequently announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, as approved by the NJCCC. The amendment provides that the mandated sale of the MGM Interest be increased by an additional 18 months to a total of 48 months.  During the first 36 months (or until March 24, 2013), MGM has the right to direct the Divestiture Trust to sell the MGM Interest. If a sale is not concluded by that time, the Divestiture Trust will be responsible for selling MGM's Interest during the following 12-month period.

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

Bargain Purchase Gain
The fair valuation resulted in the recording of a bargain purchase gain, due to the excess fair value of Borgata over the historical basis of our equity interest in Borgata. Recorded in write-downs and other items, net on the condensed consolidated statement of operations, this gain was recorded as a cumulative adjustment during the nine months ended September 30, 2011.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Results of Operations of Borgata
(for the period from March 24, 2010 through September 30, 2010)
reflecting amounts included on a consolidated basis
The results of Borgata, as included in the accompanying condensed consolidated statements of operations from the date we effectively obtained control, March 24, 2010, (specifically, for the period from March 24 through September 30, 2010) for the nine months ended September 30, 2010) are presented below. These results of operations do not reflect the retrospective impact from the measurement period adjustments discussed above, as such amounts were not material to either the three and nine months ended September 30, 2010.

Nine Months Ended September 30, 2010
(In thousands)
REVENUES
Operating revenues:
Gaming	$357,314
Food and beverage	82,372
Room	64,042
Other	24,047
Gross revenues	527,775
Less promotional allowances	116,420
Net revenues	411,355

COSTS AND EXPENSES
Operating costs and expenses:
Gaming	141,649
Food and beverage	39,593
Room	8,593
Other	19,528
Selling, general and administrative	64,473
Maintenance and utilities	35,337
Depreciation and amortization	36,313
Write-downs and other items, net	8
Total operating costs and expenses	345,494
Operating income	65,861
Other expense
Interest expense	23,347
Total other expense, net	23,347
Income before income taxes	42,514
Income taxes	(4,183)
Net income	$38,331

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Pro Forma Information
Pro Forma Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2010
The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred as of the beginning of the earliest period presented herein, or on January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the nine months ended September 30, 2010 would have been had the consolidation of Borgata been completed as of the earlier date, nor are they indicative of any future results.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2010
	Boyd Gaming Corp	Borgata		Boyd Gaming Corp
	As Reported	Stub Period	Adjustments	Pro Forma
	(In thousands)
Revenues
Gaming	$1,344,283	$137,831	$—	$1,482,114
Food and beverage	255,166	31,217	—	286,383
Room	154,247	24,154	—	178,401
Other	91,595	9,179	—	100,774
Gross revenues	1,845,291	202,381	—	2,047,672
Less promotional allowances	256,332	44,091	—	300,423
Net revenues	1,588,959	158,290	—	1,747,249
Costs and expenses
Gaming	635,461	59,861	—	695,322
Food and beverage	132,481	13,500	—	145,981
Room	36,767	2,185	—	38,952
Other	74,333	7,127	—	81,460
Selling, general and administrative	270,641	28,981	—	299,622
Maintenance and utilities	104,770	13,522	—	118,292
Depreciation and amortization	147,905	16,754	—	164,659
Corporate expense	36,636	—	—	36,636
Preopening expenses	4,990	—	—	4,990
Write-downs and other items, net	4,932	68	—	5,000
Total costs and expenses	1,448,916	141,998	—	1,590,914
Operating income from Borgata	8,146	—	(8,146)	—
Operating income	148,189	16,292	(8,146)	156,335
Other expense (income)
Interest income	(4)	—	—	(4)
Interest expense, net	109,438	5,060	—	114,498
Other income	(10,000)	—		(10,000)
Gain on early retirements of debt	(3,949)	—	—	(3,949)
Gain on equity distribution	(2,535)	—	—	(2,535)
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—
Total other expense, net	96,083	5,060	(3,133)	98,010

Income (loss) before income taxes	52,106	11,232	(5,013)	58,325
Income taxes	(15,532)	(1,207)	—	(16,739)
Net income (loss)	36,574	10,025	(5,013)	41,586
Net loss attributable to noncontrolling interest	(19,166)	—	(5,012)	(24,178)
Net income attributable to Boyd Gaming Corporation	$17,408	$10,025	$(10,025)	$17,408

The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions affecting the statement of operations between the Boyd wholly-owned entities and Borgata which would require elimination during the nine months ended September 30, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Variable Interest
LVE Energy Partners, LLC
The effects of the consolidation of LVE on our financial position as of September 30, 2011 and December 31, 2010, and its impact on our results of operations for the three and nine months ended September 30, 2011 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations are presented below.

The primary impact on our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
ASSETS
Current assets	$334,501	$1,185	$(2,146)	$333,540
Property and equipment, net	3,296,396	—	—	3,296,396
Assets held for development	923,793	196,052	—	1,119,845
Debt financing costs, net	30,322	—	—	30,322
Restricted investments	—	20,984	—	20,984
Other assets	72,733	4,351	—	77,084
Intangible assets, net	547,075	—	—	547,075
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,418,396	$222,572	$(2,146)	$5,638,822

LIABILITIES
Current maturities of long-term debt	$363,598	$—	$—	$363,598
Non-recourse obligations of variable interest entity	—	221,912	—	221,912
Accounts payable	55,192	35	—	55,227
Accrued and other liabilities	304,579	871	—	305,450
Long-term debt, net of current maturities	2,802,075	—	—	2,802,075
Deferred income taxes	364,295	—	—	364,295
Other liabilities	107,096	17,423	(2,146)	122,373

STOCKHOLDERS' EQUITY
Common stock	$863	$—	$—	$863
Additional paid-in capital	642,243	—	—	642,243
Retained earnings	557,546	—	—	557,546
Noncontrolling interest	220,909	(17,669)	—	203,240
Total Liabilities and Stockholders' Equity	$5,418,396	$222,572	$(2,146)	$5,638,822

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2010
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
ASSETS
Current assets	$278,902	$737	$—	$279,639
Property and equipment, net	3,383,371	—	—	3,383,371
Assets held for development	923,038	196,365	—	1,119,403
Debt financing costs, net	34,993	—	—	34,993
Restricted investments	—	48,168	—	48,168
Other assets	65,963	4,462	—	70,425
Intangible assets, net	539,714	—	—	539,714
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,439,557	$249,732	$—	$5,689,289

LIABILITIES
Current maturities of long-term debt	$25,690	$—	$—	$25,690
Non-recourse obligations of variable interest entity	—	243,059	—	243,059
Accounts payable	56,790	393	—	57,183
Accrued and other liabilities	277,429	1,040	—	278,469
Long-term debt, net of current maturities	3,193,065	—	—	3,193,065
Deferred income taxes	362,174	—	—	362,174
Other liabilities	115,948	18,958	—	134,906

STOCKHOLDERS' EQUITY
Common stock	862	—	—	862
Additional paid-in capital	635,028	—	—	635,028
Retained earnings	560,909	—	—	560,909
Accumulated other comprehensive loss, net	(7,594)	—	—	(7,594)
Noncontrolling interest	219,256	(13,718)	—	205,538
Total Liabilities and Stockholders' Equity	$5,439,557	$249,732	$—	$5,689,289

The reduction in accounts receivable, net and other liabilities reflects the elimination of the Periodic Fee booked as a receivable by LVE, which mirrors the payable recorded on Boyd's general ledger. Both the receivable and payable are eliminated in consolidation completely, thereby having no impact on our consolidated balance sheet.

The impact on our condensed consolidated statement of operations for the three months ended September 30, 2011 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30, 2011
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
REVENUES
Other revenue	$34,105	$2,724	$(2,724)	$34,105

COSTS AND EXPENSES
Maintenance and utilities	$40,906	$19	$—	$40,925
Preopening expenses	4,444	—	(2,724)	1,720

Operating income	$65,459	$2,705	$—	$68,164

Other expense
Interest expense, net	$55,081	$5,002	$—	$60,083

Income before income taxes	$11,447	$(2,297)	$—	$9,150
Income taxes	(2,170)	—	—	(2,170)
Net income	9,277	(2,297)	—	6,980
Net (income) loss attributable to noncontrolling interest	(6,168)	2,297	—	(3,871)
Net income attributable to Boyd Gaming Corporation	$3,109	$—	$—	$3,109

The impact on our condensed consolidated statement of operations for the nine months ended September 30, 2011 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2011
	Boyd Gaming Corporation (as historically presented)	LVE, LLC	Eliminations	Boyd Gaming Corporation (as consolidated)
	(In thousands)
REVENUES
Other revenue	$100,412	$8,134	$(8,134)	$100,412

COSTS AND EXPENSES
Maintenance and utilities	$114,163	$950	$—	$115,113
Preopening expenses	13,426	—	(8,134)	5,292

Operating income	$171,074	$7,184	$—	$178,258

Other expense
Interest expense, net	$173,632	$10,436	$—	$184,068

Loss before income taxes	$(1,749)	$(3,252)	$—	$(5,001)
Income tax benefit	28	—	—	28
Net loss	(1,721)	(3,252)	—	(4,973)
Net (income) loss attributable to noncontrolling interest	(1,642)	3,252	—	1,610
Net loss attributable to Boyd Gaming Corporation	$(3,363)	$—	$—	$(3,363)

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee is recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it is actually paid to LVE directly on a monthly basis.

NOTE 3.    ASSET ACQUISITIONS

We account for the acquisition of assets in business combination transactions in accordance with the accounting standards, which require that the assets acquired and liabilities assumed be recorded at their estimated fair values.

In September 2011, the Company acquired the membership interests of a limited liability company (the "LLC") for a purchase price of $24.5 million. The primary asset of the LLC is a previously executed development agreement (the "Development Agreement") with a Native American Tribe (the "Tribe"). The Development Agreement establishes the terms between the LLC and the Tribe under which a gaming facility will be developed on the Tribe's land. The Development Agreement provides a fee of 5% of gross revenues of the gaming operations, (subject to a maximum percentage capped by Indian Gaming Regulation), upon completion of development, and for a subsequent period of seven years.

The fair value of the assets of the LLC was allocated in our consolidated financial statements as follows:

September 30, 2011
(in thousands)
Assets acquired:
Intangible value of Development Agreement	$21,373
Note receivable from Tribe (at present value)	3,127
Purchase price	$24,500

Other than the obligation under the Development Agreement to develop the gaming facility, there were no liabilities assumed in connection with the acquisition of the LLC. In addition to approximately $4.5 million expended by the prior owners of the LLC related to pre-development efforts, we are obligated to fund certain pre-development costs, which are estimated to be approximately $1 million to $2 million annually, for the next several years. These costs are reimbursable to us with future cash flows from the operations of the gaming facility and are evidenced by a note receivable from the Tribe.

NOTE 4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Land	$579,267	$576,947
Buildings and improvements	3,312,773	3,309,506
Furniture and equipment	1,154,962	1,131,837
Riverboats and barges	167,549	167,420
Other	28,286	25,423
Total property and equipment	5,242,837	5,211,133
Less accumulated depreciation	1,946,441	1,827,762
Property and equipment, net	$3,296,396	$3,383,371

Depreciation expense for the three months ended September 30, 2011 and 2010 was $46.2 million and $52.5 million, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $138.4 million and $147.9 million, respectively. The amounts recorded during the nine months ended September 30, 2011 include the effect of certain measurement period adjustments.

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

NOTE 5.    ASSETS HELD FOR DEVELOPMENT

Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
Echelon Project Infrastructure
Land	$213,649	$213,649
Construction and development costs	500,887	500,132
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	196,052	196,365
Total assets held for development	$1,119,845	$1,119,403

Echelon Project Infrastructure
At September 30, 2011 and December 31, 2010, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. We expect to additionally incur approximately $0.3 million to $3.0 million of capitalized costs annually, principally related to such items as transportation of stored offsite steel as well as offsite improvements.

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

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 7, Non-recourse Obligations of Variable Interest Entity below.

NOTE 6.    INTANGIBLE ASSETS

Intangible assets consist of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2011
	Weighted Average Original Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
	(In thousands)
Amortizing intangibles:
Customer relationships	3.9 years	$14,400	$(8,630)	$—	$5,770
Favorable lease rates	43.8 years	45,370	(7,564)	—	37,806
Development agreement	10.0 years	21,373	—	—	21,373
		81,143	(16,194)	—	64,949

Indefinite lived intangible assets:
Trademarks	Indefinite	115,700	—	(5,000)	110,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(167,500)	482,126
		$764,729	$(50,154)	$(167,500)	$547,075

	December 31, 2010
	Weighted Average Original Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	5 years	$14,400	$(400)	$—	14,000
Favorable lease rates	43.8 years	45,370	(6,782)	—	38,588
		59,770	(7,182)	—	52,588
Indefinite lived intangible assets:
Trademarks	Indefinite	115,700	—	—	115,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(162,500)	487,126
December 31, 2010		$743,356	$(41,142)	$(162,500)	$539,714

Amortizing Intangible Assets
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Development Agreements
Development agreements are contracts between two parties establishing an agreement for development of a product or service. The value of development agreements is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The fair value of the development agreement is determined at an amount equal to the present value of the incremental cash flows attributable only to future development revenue, discounted to the present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant assumptions: future development revenues; general and administrative expenses; and discount rate. The projections are modeled for a ten year period, representing the cash flow earnings period pursuant to the development agreement.

Indefinite Lived Intangible Assets
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

Activity For the Nine Months Ended September 30, 2011 and 2010
The following table sets forth the changes in these intangible assets during the nine months ended September 30, 2011 and 2010:

	Customer Relationships		Favorable Lease Rates	Trademarks	Development Agreements	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Nine Months Ended September 30, 2011
Balance December 31, 2010	$14,000		$38,588	$115,700	$—	$371,426	$539,714
Additions	—		—	—	21,373	—	21,373
Impairments	—		—	(5,000)	—	—	(5,000)
Amortization	(8,230)		(782)	—	—	—	(9,012)
Balance September 30, 2011	$5,770		$37,806	$110,700	$21,373	$371,426	$547,075

Nine Months Ended September 30, 2010
Balance December 31, 2009	$—		$39,632	$50,700	$—	$371,426	$461,758
Additions	14,000		—	65,000		—	79,000
Amortization	—	—	(785)	—		—	(785)
Balance September 30, 2010	$14,000		$38,847	$115,700	$—	$371,426	$539,973

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate four-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average useful life of 43.8 years. Future amortization is as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Year Ending December 31,	Customer Relationships	Favorable Lease Rates	Development Agreement	Total
	(In thousands)
2011 (remainder)	$1,032	$261	—	$1,293
2012	3,174	1,043	—	4,217
2013	1,564	1,043	—	2,607
2014	—	1,043	1,053	2,096
2015	—	1,043	2,401	3,444
Thereafter	—	33,373	17,919	51,292
	$5,770	$37,806	21,373	$64,949

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

NOTE 7.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY

The non-recourse obligations of variable interest entity represent the outstanding debt of LVE, all of which is classified as current, and is comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
Construction and term loan facility	$120,155	$120,572
Tax-exempt variable rate bonds	73,000	100,000
Notes payable to members of variable interest entity	28,757	22,487
	$221,912	$243,059

Assets serving as collateral for these debt obligations had a carrying value of $217.4 million and $244.5 million at September 30, 2011 and December 31, 2010, respectively, and primarily consist of certain assets held for development and restricted investments. The condensed consolidated statements of operations for the three and nine months ended September 30, 2011 includes $0.7 million and $3.3 million of loss, respectively, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2011 includes $6.8 million of net operating cash outflows related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $120.2 million was outstanding at September 30, 2011. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. Although LVE's loan is presently in default, and classified as current, the original loan maturities are as follows: $4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

The construction loan bears interest at a variable rate based on the London InterBank Offered Rate ("LIBOR"). LVE entered into an interest rate swap with scheduled increases in the notional amount designed to fix the LIBOR portion of the interest rate on this debt until its maturity in November 2013, which was hedged against the outstanding debt. However, due to the construction delays, the outstanding amount of debt did not increase as fast as the contractual increases in notional amount of the swap, which rendered a portion of the swap ineffective, and as a result the swap was de-designated in July 2011.

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

Events of Default
The central energy center and district energy system are being financed by LVE with debt that is non-recourse to us. The outstanding balance of LVE's bank debt is approximately $193.2 million as of September 30, 2011, consisting of borrowing under the construction and term loan facility of $120.2 million and outstanding tax-exempt bonds of $73.0 million. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required the LVE joint venture partners to guarantee the payment of future interest costs by LVE through December 2010. In addition, the LVE joint venture partners had each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when construction of Echelon was suspended. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.

As a result of the ongoing construction delay, the central energy center and district energy system was not completed by the end

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of 2010 as originally expected. Consequently, the full amount of LVE's debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes; however, as of September 30, 2011, LVE was in default under the financing agreements with the banks, and all its debt has been presented as currently due.

NOTE 8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Payroll and related expenses	$75,899	$73,054
Interest	48,520	51,347
Gaming liabilities	73,025	70,908
Accrued expenses and other liabilities	108,006	83,160
Total accrued liabilities	$305,450	$278,469

NOTE 9.    LONG-TERM DEBT

Long-term debt, net of current maturities consists of the following:

	September 30, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,423,147	$—	$—	$1,423,147
9.125% senior notes due 2018	500,000	—	(8,866)	491,134
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,248	—	—	11,248
	$2,390,813	$—	$(8,866)	$2,381,947

Borgata Debt:
Bank credit facility	15,000	—	—	15,000
9.50% senior secured notes due 2015	398,000	(3,449)	(8,099)	386,452
9.875% senior secured notes due 2018	393,500	(2,429)	(8,797)	382,274
	$806,500	$(5,878)	$(16,896)	$783,726
Less current maturities	363,598	—	—	363,598
Long-term debt, net	$2,833,715	$(5,878)	$(25,762)	$2,802,075

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

Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (including $500 million of term loans, and excluding $548.8 million in non-extending amounts), which commitments may be increased from time to time by up to $500 million (instead of $1 billion in commitment increases provided for under the former credit facility) through additional revolving credit or term loans under the Amended Credit Facility.

Pursuant to the terms of the Amended Credit Facility, the term loans amortize in an annual amount equal to 5% of the original principal amount thereof, which commenced on March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to revolving and term loans under the Amended Credit Facility is based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin under the Amended Credit Facility is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the Extended Revolving Facility (as defined in our Amended Credit Facility) ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility.

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

The blended interest rate for outstanding borrowings under our Amended Credit Facility was 3.3% at both September 30, 2011 and December 31, 2010. At September 30, 2011, approximately $1.42 billion was outstanding under our Amended Credit Facility, with $15.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $564.5 million.

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

The minimum consolidated Interest Coverage Ratio (all capitalized terms in this section are defined in the Amended Credit Facility) is calculated as (a) twelve-month trailing Consolidated EBITDA to (b) consolidated interest expense.

The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA. Presently, and through December 31, 2011, our maximum Total Leverage Ratio is set at 7.75 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 5.50 to 1.00 at March 15, 2015 through the duration of the term.

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently, and through March 31, 2012, our maximum Secured Leverage Ratio is set at 4.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at September 30, 2011, we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, as of that date, were 2.26 to 1.00, 7.15 to 1.00 and 4.25 to 1.00, respectively.

Debt Financing Costs
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018.
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

believe that we are in compliance with these covenants at September 30, 2011. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes at the time of the private placement, on September 15, 2011, the Company commenced an offer to exchange all of the outstanding $500.0 million aggregate principal amount of the notes that have been registered under the Securities Act of 1933. On October 18, 2011, the expiration date of the exchange offer, 100% of the notes were validly tendered and accepted for exchange.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014.
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2011. Effective April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016.
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the three months ended September 30, 2011 or 2010. During the nine months ended September 30, 2011 we did not repurchase any of our senior subordinated notes. During the nine months ended September 30, 2010, we purchased and retired $33.0 million, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million, resulting in a gain of $3.9 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

Indentures
The indentures governing the senior and senior subordinated notes each include permitted investment clauses, the most restrictive of which limits the amount of permitted investments to a basket of $150 million, increased by a calculated amount including 50% of net income, as defined in the indentures, and net of previous permitted investments. Also, the indentures allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indentures, essentially a

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior and senior subordinated notes were issued; and, at September 30, 2011, after giving effect to the repayment of certain indebtedness, as defined in the indentures, our coverage ratio was above 2.0 to 1.0.

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

The Borgata bank credit facility provides for a $150.0 million payment priority secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata bank credit facility will have priority in payment to payment of the notes.

Neither Boyd Gaming nor any of its wholly-owned subsidiaries is a guarantor of Borgata's bank credit facility or senior secured notes.

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

At September 30, 2011, the outstanding balance under the Borgata bank credit facility was $15.0 million, leaving contractual availability of $135.0 million. The interest rate on the outstanding borrowings at September 30, 2011 was 4.4%.

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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at September 30, 2011, were $155.4 million and $135.0 million, respectively.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2011.

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

9.875% Senior Secured Notes Due 2018.
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2011.

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

Repurchase of Senior Secured Notes
During the three and nine months ended September 30, 2011, Borgata repurchased and retired $8.5 million, principal amount, in total, of their senior secured notes, which included $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.4 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded on Borgata's condensed consolidated statement of operations for the respective periods.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior secured notes at the time of the private placement, on May 27, 2011, MDFC commenced an offer to exchange all of the outstanding $400.0 million aggregate principal amount of 9.5% senior secured notes and $400.0 million aggregate principal amount of 9.875% senior secured notes for new 9.5% senior secured notes due 2015 and 9.875% senior secured notes due 2018, respectively, that have been registered under the Securities Act of 1933. On June 28, 2011, the expiration date of the exchange offer, $396.4 million of the 9.5% senior secured notes due 2015 and $400.0 million of the 9.875% senior secured notes due 2018 were validly tendered and accepted for exchange. This amount represents approximately 99.1% of the 9.5% senior secured notes and 100% of the 9.875% senior secured notes, respectively.

NOTE 10.     DERIVATIVE INSTRUMENTS

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

Interest Rate Swap Agreements
The Company previously entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Amended Credit Facility, which matured on June 30, 2011. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating rate debt to a fixed rate. The following presents the activity related to our accounting for the interest rate swaps during the periods in which they were outstanding.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of December 31, 2010, the balance of which are included in other long-term liabilities.

	December 31, 2010
	Notional
Effective Date	Amount	Fixed Rate	Liability	Maturity Date
September 28, 2007	$100,000	5.13%	$2,374	June 30, 2011
September 28, 2007	200,000	5.14%	4,751	June 30, 2011
June 30, 2008	200,000	5.13%	4,746	June 30, 2011
Totals	$500,000		$11,871

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

However, on October 1, 2010, in anticipation of the refinancing of our former bank credit facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount was amortized into interest expense over the respective remaining term of the associated debt.

Fair Value
Fair value approximates the amount we would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values during the period of dedesignation.

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

Classification of Changes in Fair Value

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship - Interest Rate Swap Contracts	Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
Three Months Ended
September 30, 2011	$—	Interest expense	$—
September 30, 2010	—	Interest expense	5,764

Nine Months Ended
September 30, 2011	—	Interest expense	(11,824)
September 30, 2010	—	Interest expense	16,921

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Contracts	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivative (Ineffective Portion)

Three Months Ended September 30, 2011	Fair value adjustment of derivative instruments	$—

Nine Months Ended September 30, 2011	Fair value adjustment of derivative instruments	$265

Due to the maturity of the floating-to-fixed interest rate swaps in June 2011, there was no interest expense recorded during the three months ended September 30, 2011. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $5.8 million for the three months ended September 30, 2010. We recorded an increase in interest expense of $11.8 million and $16.9 million for the nine months ended September 30, 2011 and 2010, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

Due to the de-designation of the floating-to-fixed interest rate swaps in 2010, we recognized $0.3 million loss on the change in fair value of these swap for the nine months ended September 30, 2011. In addition, the Company accreted $5.8 million for the three months ended September 30, 2010, and amortized $11.8 million and accreted $16.9 million during the nine months ended September 30, 2011 and 2010, respectively in OCI related to these, and other derivatives that were previously de-designated as hedging instruments.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 12, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and estimate the refund to be in the range of $17.5 million to $19.9 million, including interest. In late 2009, the Department audited and denied our refund claim and subsequently issued a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision, with the exception of the portion related to the deficiency assessment, to the Nevada State Tax Commission (the "Commission"). The Department did not appeal the Judge's decision overturning the 2009 deficiency assessment and therefore, the ruling on the deficiency assessment is final and non-appealable. On August 8, 2011, the Commission remanded the case back to the Judge. The administrative hearing was held on September 26, 2011, at which time we introduced additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim. Such decision also affirmed the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. We intend to appeal the decision to the Commission. Due to uncertainty surrounding the ultimate resolution of an appeal to the Commission, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2011, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. As a result of the agreement reached on the 2006 and 2007 valuations, we have revised our accrual for years 2008 through 2011 to reflect the expected carryforward effect of the reductions received in the prior year settlements. In October 2011, we reached an agreement with the assessor on valuations for tax years 2008 and 2009. As a result, we further reduced our property tax liability and previously accrued property tax expense by an additional $3.7 million during the three months ended September 30, 2011, which aggregated to a reduction of $9.7 million during the nine months ended September 30, 2011. Although we have not received valuation notices for years 2010 through 2011, or final tax rates for the years 2007 through 2011, we believe the assessment for the period from January 1, 2008 through September 30, 2011 could result in a property tax assessment ranging between $10.0 million and $15.0 million. We have accrued, net of the payments discussed above, approximately $14.6 million of property tax liability as of September 30, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final tax assessment notices for the period January 1, 2007 through January 1, 2011, which have not been received as of September 30, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana.We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

During the nine months ended September 30, 2011 or 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends
Dividends are declared at our Board of Director's discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

nine months ended September 30, 2011 or 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Gaming	$53	$57	$157	$205
Food and beverage	10	10	30	38
Room	5	5	14	18
Selling, general and administrative	265	447	796	1,292
Corporate expense	1,454	1,877	6,743	6,571
Total shared-based compensation expense	$1,787	$2,396	$7,740	$8,124

NOTE 13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

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

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at September 30, 2011 relates to certain derivative instruments that we de-designated as cash flow hedges.

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Fair value adjustment of derivative instruments	$—	$3,780	$11,824	$10,598
Tax effect	—	(1,348)	(4,230)	(3,756)
Fair value adjustment of derivative instruments, net of tax	$—	$2,432	$7,594	$6,842

NOTE 14.    NONCONTROLLING INTEREST

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

Changes in the noncontrolling interest during the nine months ended September 30, 2011 are as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Borgata	LVE	Total
	(In thousands)
Nine Months Ended September 30, 2011
Beginning balance, January 1, 2011	$219,256	$(13,718)	$205,538
Attributable net loss	1,642	(3,252)	(1,610)
Comprehensive loss	—	(688)	(688)
Ending Balance, September 30, 2011	$220,898	$(17,658)	$203,240

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

These derivatives were de-designated in July 2011.

At inception, these interest rate derivatives were designated as cash flow hedges and determined to be highly effective. The differential to be paid or received as a result of these swaps is accrued as interest rates change and is recognized as an adjustment to interest expense. The change in fair value of the effective portion of these derivative has been recorded in accumulated other comprehensive loss. During the three and nine months ended September 30, 2011, LVE recognized a gain of $0.1 million and a loss of $0.7 million, respectively, in comprehensive income related to the changes in the fair value of the effective portion of these hedges.

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

NOTE 15.     FAIR VALUE MEASUREMENTS

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	September 30, 2011
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$187,118	$187,118	$—	$—

	December 31, 2010
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$145,623	$145,623	$—	$—

Liabilities
Derivative instruments	$11,871	$—	$11,871	$—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2011 and December 31, 2010.

Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. See Note 10, Derivative Instruments for further discussion regarding the fair valuation of our interest rate swaps.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,423,147	$1,423,147	$1,328,998	Level 2
9.125% Senior Notes due 2018	500,000	491,134	424,585	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	198,173	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	181,526	Level 1
Borgata bank credit facility	15,000	15,000	15,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	386,452	364,170	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	382,274	348,248	Level 1
Other	11,248	11,248	10,686	Level 3
Total long-term debt, including current maturities	$3,197,313	$3,165,673	$2,871,386

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

The estimated fair value of the Amended Credit Facility is based on a relative value analysis performed on or about September 30, 2011 and December 31, 2010, respectively. The estimated fair value of Borgata's bank credit facility at September 30, 2011 and December 31, 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of September 30, 2011 and December 31, 2010, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2011 or the year ended December 31, 2010.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At September 30, 2011 and December 31, 2010, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 16.    WRITE-DOWNS AND OTHER ITEMS, NET

Write-downs and other items, net are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands
Impairment of trademark	$—	$—	$5,000	$—
Measurement period adjustments	—	—	(473)	—
Asset write-downs	(3)	262	926	274
Acquisition related expenses	1,874	1,078	2,244	4,658
Tunica flood expenses, net of recoveries	429	—	1,572	—
Total write-downs and other items, net	$2,300	$1,340	$9,269	$4,932

Impairment of Trademark
As discussed in Note 5, Intangible Assets, during the nine months ended September 30, 2011, we recorded a $5.0 million impairment to the trademark, based upon the performance of an interim impairment test in connection with the valuation of Borgata.

Measurement Period Adjustments
In connection with the valuation procedures we performed on Borgata, we recorded measurement adjustments of $0.5 million during the nine months ended September 30, 2011, which were primarily comprised of a $0.3 million bargain purchase gain.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asset Write-Downs
During the three months ended September 30, 2010, we recognized a loss of $0.3 million in connection with the disposal of certain property and equipment in the ordinary course of business. During the nine months ended September 30, 2011 and 2010, we recognized losses of $0.9 million and $0.3 million, respectively, in connection with the disposal of certain property and equipment in the ordinary course of business.

Acquisition Related Expenses
During the three months ended September 30, 2011 and 2010, we recorded $1.9 million and $1.1 million of expenses related to evaluating various acquisition possibilities and other business development activities. During the nine months ended September 30, 2011 and 2010, we recorded $2.2 million and $4.7 million of expenses related to evaluating various acquisition possibilities and other business development activities.

Tunica Flood Expenses, Net of Recoveries
Due to flooding of the Mississippi River and temporary closure of the property in May 2011, during the three and nine months ended September 30, 2011, we recorded $0.4 million and $1.6 million of Tunica flood expenses, net of recoveries.

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net Revenues
Las Vegas Locals	$145,915	$145,593	$452,270	$455,243
Downtown Las Vegas	53,327	51,898	165,578	161,088
Midwest and South	187,906	188,695	553,787	556,221
Atlantic City	202,018	207,687	553,864	411,355
Reportable Segment Net Revenues	589,166	593,873	1,725,499	1,583,907
Other	1,049	1,505	4,065	5,052
Net revenues	$590,215	$595,378	$1,729,564	$1,588,959

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$30,793	$26,116	$109,006	$103,339
Downtown Las Vegas	6,005	5,679	24,375	23,361
Midwest and South	44,524	38,407	128,011	113,276
Atlantic City	50,287	54,319	120,626	102,182
Our share of Borgata's operating income				8,180
Reportable Segment Adjusted EBITDA	$131,609	$124,521	$382,018	$350,338

Other operating costs and expenses
Depreciation and amortization	$46,034	$52,451	$145,106	$147,905
Corporate expense	11,025	11,021	36,569	36,636
Preopening expenses	1,720	2,684	5,292	4,990
Our share of Borgata's other items and write-downs, net	—	—	—	34
Write-downs and other items, net	2,300	1,340	9,269	4,932
Other	2,366	2,542	7,524	7,652
Total other operating costs and expenses	63,445	70,038	203,760	202,149
Operating income	$68,164	$54,483	$178,258	$148,189

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Income from Borgata
The following table reconciles our operating income from Borgata, as reported in our condensed consolidated statements of operations, to the Atlantic City Reportable Segment Adjusted EBITDA, as reported above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands
Operating income from Borgata	$—	$—	$—	$8,146
Our share of Borgata's write-downs and other items, net	—	—	—	34
Our share of Borgata's operating income before net amortization, preopening and other items	$—	$—	$—	$8,180

As discussed above, Borgata's results of operations for the three and nine months ended September 30, 2011 and for the period from July 1, 2010 through September 30, 2010 and March 24 through September 30, 2010 are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively.

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Assets
Las Vegas Locals	$1,250,101	$1,284,160
Downtown Las Vegas	131,832	136,868
Midwest and South	1,088,407	1,117,959
Atlantic City	1,421,326	1,433,265
Total Reportable Segment assets	3,891,666	3,972,252
Corporate	1,488,640	1,428,763
Other	258,516	288,274
Total assets	$5,638,822	$5,689,289

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 18.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% senior notes due 2018 is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010 and the condensed consolidating statements of operations for the three and nine month periods ended September 30, 2011 and 2010 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010.

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations		Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$75,603	$76,185	$3,145	$32,185	$—		$187,118
Other current assets	15,570	67,686	16,951	46,215	—		146,422
Property and equipment, net	109,909	1,882,468	72,562	1,231,457	—		3,296,396
Assets held for development	—	923,793	—	196,052	—		1,119,845
Investments in subsidiaries	3,721,284	262,357	32	4,175	(3,987,848)		—
Intercompany receivable	—	634,230	—	—	(634,230)		—
Other assets, net	78,833	(21,388)	2,898	68,047	—		128,390
Intangible assets, net	21,373	459,933	—	65,769	—		547,075
Goodwill, net	—	212,794	782	—	—		213,576
Total assets	$4,022,572	$4,498,058	$96,370	$1,643,900	$(4,622,078)		$5,638,822

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$362,878	$720	$—	$—	$—	—	$363,598
Non-recourse obligations	—	—	—	221,912	—	243,059	221,912
Current liabilities	51,861	182,205	14,899	114,834	—		363,799
Intercompany payable	378,661	—	192,900	—	(571,561)		—
Long-term debt, net of current maturities	2,007,821	10,528	—	783,726	—		2,802,075
Other long-term liabilities	20,699	403,686	1,401	57,760	—		483,546

Preferred stock	—	—	—	—	—		—
Common stock	863	31,128	32	—	(31,160)		863
Additional paid-in capital	642,243	2,914,250	41,724	476,733	(3,432,707)		642,243
Retained earnings (deficit)	557,546	955,541	(154,586)	(11,065)	(789,890)		557,546
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,200,652	3,900,919	(112,830)	465,668	(4,253,757)		1,200,652
Noncontrolling interest	—	—	—	—	203,240		203,240
Total stockholders' equity (deficit)	1,200,652	3,900,919	(112,830)	465,668	(4,050,517)		1,403,892
Total liabilities and stockholders' equity	$4,022,572	$4,498,058	$96,370	$1,643,900	$(4,622,078)		$5,638,822
Condensed Consolidating Balance Sheets, continued

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$11,231	$88,282	$3,679	$42,431	$—	$145,623
Other current assets	10,395	61,829	15,246	46,546	—	134,016
Property and equipment, net	111,921	1,939,834	77,949	1,253,667	—	3,383,371
Assets held for development	—	923,038	—	196,365	—	1,119,403
Investments in subsidiaries	3,373,486	424,707	—	5,185	(3,803,378)	—
Intercompany receivable	50,824	—	69,931	—	(120,755)	—
Other assets, net	73,420	46,885	2,979	89,836	(59,534)	153,586
Intangible assets, net	—	460,714	—	79,000	—	539,714
Goodwill, net	—	212,794	782	—	—	213,576
Total assets	$3,631,277	$4,158,083	$170,566	$1,713,030	$(3,983,667)	$5,689,289

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$25,000	$690	$—	$—	$—	$25,690
Non-recourse obligations	—	—	—	243,059	—	243,059
Current liabilities	39,663	175,870	17,462	109,161	—	342,156
Intercompany payable	—	472,794	246,144	—	(718,938)	—
Long-term debt, net of current maturities	2,346,623	11,072	—	835,370	—	3,193,065
Other long-term liabilities	30,786	399,148	1,538	59,104	—	490,576

Preferred stock	—	—	—	—	—	—
Common stock	862	30,298	32	—	(30,330)	862
Additional paid-in capital	635,028	2,320,477	41,724	421,472	(2,783,673)	635,028
Retained earnings (deficit)	560,909	747,734	(136,334)	44,864	(656,264)	560,909
Accumulated other comprehensive loss	(7,594)	—	—	—	—	(7,594)
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,189,205	3,098,509	(94,578)	466,336	(3,470,267)	1,189,205
Noncontrolling interest	—	—	—	—	205,538	205,538
Total stockholders' equity (deficit)	1,189,205	3,098,509	(94,578)	466,336	(3,264,729)	1,394,743
Total liabilities and stockholders' equity	$3,631,277	$4,158,083	$170,566	$1,713,030	$(3,983,667)	$5,689,289

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations

	Three months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$39,028	$374,328	$13,869	$204,742	$(41,752)	$590,215

Costs and expenses
Operating	—	207,138	14,033	102,575	—	323,746
Selling, general and administrative	—	61,739	1,703	32,859	—	96,301
Maintenance and utilities	—	23,067	1,182	16,676	—	40,925
Depreciation and amortization	2,158	27,943	770	15,163	—	46,034
Corporate expense	23,160	76,993	1,157	—	(90,285)	11,025
Preopening expenses	229	1,176	4,039	—	(3,724)	1,720
Write-downs and other items, net	1,875	428	4	(7)	—	2,300
Total costs and expenses	27,422	398,484	22,888	167,266	(94,009)	522,051

Equity in earnings of subsidiaries	16,322	24,950	—	—	(41,272)	—
Operating income	27,928	794	(9,019)	37,476	10,985	68,164

Other expense (income)
Interest expense, net	33,902	170	—	25,996	—	60,068
Other income	(1,000)	—	—	—	—	(1,000)
Gain on early retirement of debt	—	—	—	(54)	—	(54)
Total other expense, net	32,902	170	—	25,942	—	59,014

Income (loss) before income taxes	(4,974)	624	(9,019)	11,534	10,985	9,150
Income taxes	8,083	(15,244)	6,458	(1,467)	—	(2,170)
Net income (loss)	3,109	(14,620)	(2,561)	10,067	10,985	6,980
Net loss attributable to controlling interest	—	—	—	—	(3,871)	(3,871)
Net income (loss) attributable to Boyd Gaming Corporation	$3,109	$(14,620)	$(2,561)	$10,067	$7,114	$3,109

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations, continued

	Three months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$33,574	$375,916	$12,506	$207,688	$(34,306)	$595,378

Costs and expenses
Operating	—	211,371	13,689	104,981	—	330,041
Selling, general and administrative	—	67,337	2,187	31,173	—	100,697
Maintenance and utilities	—	24,174	1,272	17,215	—	42,661
Depreciation and amortization	2,914	32,893	191	16,453	—	52,451
Corporate expense	12,513	72,071	2,131	—	(75,694)	11,021
Preopening expenses	553	4,355	(2,224)	—	—	2,684
Write-downs and other items, net	1,078	69	197	(4)	—	1,340
Total costs and expenses	17,058	412,270	17,443	169,818	(75,694)	540,895

Equity in earnings of subsidiaries	14,600	4,160	—	—	(18,760)	—
Operating income	31,116	(32,194)	(4,937)	37,870	22,628	54,483

Other expense (income)
Interest expense, net	28,326	(1,635)	1,815	17,275	—	45,781
Other income	—	(12,535)	—	—	—	(12,535)
Total other expense, net	28,326	(14,170)	1,815	17,275	—	33,246

Income (loss) before income taxes	2,790	(18,024)	(6,752)	20,595	22,628	21,237
Income taxes	2,801	(11,377)	4,251	(2,046)	—	(6,371)
Net income (loss)	5,591	(29,401)	(2,501)	18,549	22,628	14,866
Net loss attributable to noncontrolling interest	—	—	—	—	(9,275)	(9,275)
Net income (loss) attributable to Boyd Gaming Corporation	$5,591	$(29,401)	$(2,501)	$18,549	$13,353	$5,591

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations, continued

	Nine months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$115,728	$1,133,248	$42,452	$561,998	$(123,862)	$1,729,564

Costs and expenses
Operating	—	618,299	43,086	289,700	—	951,085
Selling, general and administrative	—	186,489	5,978	96,405	—	288,872
Maintenance and utilities	—	63,551	3,119	48,443	—	115,113
Depreciation and amortization	6,186	86,140	2,203	50,577	—	145,106
Corporate expense	71,814	78,405	2,078	—	(115,728)	36,569
Preopening expenses	724	12,610	—	92	(8,134)	5,292
Write-downs and other items, net	2,244	1,263	4	5,758	—	9,269
Total costs and expenses	80,968	1,046,757	56,468	490,975	(123,862)	1,551,306

Equity in earnings of subsidiaries	46,471	19,716	—	—	(66,187)	—
Operating income	81,231	106,207	(14,016)	71,023	(66,187)	178,258

Other expense (income)
Interest expense, net	113,472	514	—	70,042	—	184,028
Fair value adjustment of derivative instruments	265	—	—	—	—	265
Other income	(1,000)	—	—	—	—	(1,000)
(Gain) loss on early retirements of debt	20	—	—	(54)	—	(34)
Total other expense, net	112,757	514	—	69,988	—	183,259

Income (loss) before income taxes	(31,526)	105,693	(14,016)	1,035	(66,187)	(5,001)
Income taxes	28,163	(32,064)	4,904	(975)	—	28
Net income (loss)	(3,363)	73,629	(9,112)	60	(66,187)	(4,973)
Net loss attributable to noncontrolling interest	—	—	—	—	1,610	1,610
Net income (loss) attributable to Boyd Gaming Corporation	$(3,363)	$73,629	$(9,112)	$60	$(64,577)	$(3,363)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations, continued

	Nine months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$103,400	$1,131,724	$46,611	$411,356	$(104,132)	$1,588,959

Costs and expenses
Operating	—	627,911	41,767	209,364	—	879,042
Selling, general and administrative	—	199,487	6,681	64,473	—	270,641
Maintenance and utilities	—	66,075	3,358	35,337	—	104,770
Depreciation and amortization	9,330	99,704	2,557	36,314	—	147,905
Corporate expense	59,781	72,071	8,916	—	(104,132)	36,636
Preopening expenses	709	4,281	—	—	—	4,990
Write-downs and other items, net	4,658	69	197	8	—	4,932
Total costs and expenses	74,478	1,069,598	63,476	345,496	(104,132)	1,448,916

Equity in earnings of subsidiaries	52,297	18,325	—	—	(62,476)	8,146
Operating income	81,219	80,451	(16,865)	65,860	(62,476)	148,189

Other expense (income)
Interest expense, net	85,539	(1,267)	1,815	23,347	—	109,434
Gain on early retirements of debt	(3,949)	—	—	—	—	(3,949)
Other income	—	(12,535)				(12,535)
Other non-operating expenses, net	—	3,133	—	—	—	3,133
Total other expense, net	81,590	(10,669)	1,815	23,347	—	96,083

Income (loss) before income taxes	(371)	91,120	(18,680)	42,513	(62,476)	52,106
Income taxes	17,779	(35,393)	6,265	(4,183)	—	(15,532)
Net income (loss)	17,408	55,727	(12,415)	38,330	(62,476)	36,574
Noncontrolling interest	—	—	—	—	(19,166)	(19,166)
Net income (loss) attributable to Boyd Gaming Corporation	$17,408	$55,727	$(12,415)	$38,330	$(81,642)	$17,408

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$108,892	$10,671	$(317)	$63,670	$—	$182,916

Cash flows from investing activities
Capital expenditures	(13,441)	(22,768)	(217)	(19,065)	—	(55,491)
Acquisitions of assets	(34,495)	—	—	—	—	(34,495)
Decrease in restricted investment	—	—	—	27,184	—	27,184
Net cash from investing activities	(47,936)	(22,768)	(217)	8,119	—	(62,802)

Cash flows from financing activities
Borrowings under bank credit facility	109,650	—	—	574,700	—	684,350
Payments under bank credit facility	(111,503)	—	—	(620,600)	—	(732,103)
Payments on long-term debt	—	—	—	(8,198)	—	(8,198)
Debt financing costs, net	—	—	—	(27,000)	—	(27,000)
Other financing activities	5,269	—	—	(937)	—	4,332
Net cash from financing activities	3,416	—	—	(82,035)	—	(78,619)

Net change in cash and cash equivalents	64,372	(12,097)	(534)	(10,246)	—	41,495
Cash and cash equivalents, beginning of period	11,231	88,282	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$75,603	$76,185	$3,145	$32,185	$—	$187,118

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$229,108	$28,372	$45,355	$89,109	$(150,983)	$240,961

Cash flows from investing activities
Capital expenditures	(12,082)	(42,240)	(129)	(9,618)	—	(64,069)
Net cash upon change in control of Borgata	—	—		26,025	—	26,025
Other investing activities	54	—	—	(785)	—	(731)
Net cash from investing activities	(12,028)	(42,240)	(129)	15,622	—	(38,775)

Cash flows from financing activities
Borrowings under bank credit facility	525,700	—	—	369,773	—	895,473
Payments under bank credit facility	(714,800)	—	—	(954,962)	—	(1,669,762)
Payments under note payable	—	—	(46,875)	—	—	(46,875)
Distributions to noncontrolling interest	—	—	—	(271,159)	150,983	(120,176)
Proceeds from stock options exercised	—	—	—	773,176	—	773,176
Payments on long-term debt	(28,181)	(680)	—	—	—	(28,861)
Other financing activities	237	—	—	(5,925)	—	(5,688)
Net cash from financing activities	(217,044)	(680)	(46,875)	(89,097)	150,983	(202,713)

Net change in cash and cash equivalents	36	(14,548)	(1,649)	15,634	—	(527)
Cash and cash equivalents, beginning of period	363	88,071	4,768	—	—	93,202
Cash and cash equivalents, end of period	$399	$73,523	$3,119	$15,634	$—	$92,675

NOTE 19.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2011. During this period, the following material subsequent events occurred.

Completion of Acquisition of IP Casino Resort Spa
On October 4, 2011, we completed our previously announced acquisition of the assets of the IP Casino Resort Spa in Biloxi, Mississippi, (the "IP") for a purchase price of $278 million in cash. Following the closing of the transaction, we also made a charitable contribution to the Engelstad Family Foundation equal to an aggregate of $10 million, which funds are intended to be distributed on behalf of, and in the name of, the Company, over five years to local and regional Biloxi charitable organizations to be designated by the Company. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP with costs estimated to be $44 million.

We will apply acquisition method accounting to this business combination at the transaction date, which requires acquired assets and assumed liabilities to be recorded at their respective fair values. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. Prospectively, however, the acquired assets and liabilities will be recorded in our consolidated balance sheet at fair value as of the closing date; the results of operations of the IP will be included in our consolidated statements of operations and cash flows beginning in the fourth quarter of 2011; and all other disclosures pursuant to the guidance for business combinations will be provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Agreement with bwin.party
On October 31, 2011, we announced that we had entered into an agreement with bwin.party digital entertainment plc, the world's largest publicly traded online gaming company. Should Congress legalize online poker in the United States (the "U.S."), and subject to regulatory approvals, we would acquire a 10% stake in a new company that would offer online poker to U.S.-based players under bwin.party's brands, including PartyPoker. Separately, we entered into a 15-year agreement to use bwin.party's technology platform and associated services to offer online poker to U.S. players under a brand we develop, assuming Congress passes enabling legislation.

Entry into Lender Joinder Agreement
On November 2, 2011, we entered into a Lender Joinder Agreement (the “Lender Joinder Agreement”) among the Company, Bank of America, N.A. (“Bank of America”), as the Administrative Agent, and the Increasing Lender. The Lender Joinder Agreement increases the Term Loan Commitments under the Second Amended and Restated Credit Agreement dated as of December 17, 2010 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) among the Company, certain financial institutions as lenders, Bank of America, as the Administrative Agent and as letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent and swing line lender, by an aggregate amount of $350 million (the “Increased Term Loan”).

The Lender Joinder Agreement provides that subject only to continued satisfaction of the representations, warranties and covenants under the Credit Facility, the Increased Term Loan will be funded on November 10, 2011. Proceeds from the Increased Term Loan will be used to repay the outstanding portion of our existing credit facility which otherwise matures in May 2012.

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

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. Results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida. As discussed under "Other Items Affecting Liquidity", on April 29, 2011, we and Dania Entertainment Center, LLC entered into an asset purchase agreement for the sale of certain assets and liabilities of Dania Jai-Alai.

Echelon Development
Additionally, we own 85 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction of Echelon for three to five years, as previously disclosed. We also do not believe that financing for a development project like Echelon is currently available on terms satisfactory to us.

IP Casino Resort Spa
On October 4, 2011, we completed our previously announced acquisition of the assets of the IP Casino Resort Spa in Biloxi, Mississippi, (the "IP") for a purchase price of $278 million in cash. Following the closing of the transaction, we also made a charitable contribution to the Engelstad Family Foundation equal to an aggregate of $10 million, which funds are intended to be distributed on behalf of, and in the name of, the Company, over five years to charitable organizations to be designated by the Company. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP with costs estimated to be $44 million.

We will apply acquisition method accounting to this business combination at the transaction date, which requires acquired assets and assumed liabilities to be recorded at their respective fair values. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. Prospectively, however, the acquired assets and liabilities will be recorded in our consolidated balance sheet at fair value as of the closing date; the results of operations of the IP will be included in our consolidated statements of operations and cash flows beginning in the fourth quarter of 2011; and all other disclosures pursuant to the guidance for business combinations will be provided in our Annual Report on Form 10-K for the year ended December 31, 2011. The IP will be reported in our Midwest and South business segment.

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

Strengthening our Balance Sheet: We remain committed to finding opportunities to strengthen our balance sheet. We took an important step in this direction when we reached an agreement in April 2011 to sell Dania Jai-Alai for $80 million. This asset is not consistent with our current growth strategy, and if this sale closes, we will raise a significant amount of capital from the consideration in the transaction that can be used to repay debt.

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

Our Focus
Our focus has been, and will continue to remain on: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) our capital structure and strengthening our balance sheet, not just by paying down debt, but also by strengthening our operations and diversifying our asset base; and (iii) our growth strategy, which is built on finding those assets that are a good strategic fit and provide an appropriate return to our shareholders.

Overall Outlook
We believe that our key operating results for each of the three and nine months ended September 30, 2011 have begun to show positive trends. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, these recent quarterly results indicate that we have realized some stabilizing trends in our business. Generally, the tourism industry is recovering, as evidenced by increased visitation, hotel room rates and convention business.

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

Over the last several years, we have worked to strengthen B Connected with a robust online and mobile presence. We have further expanded the power of B Connected with the launch of dedicated mobile applications for the iPhone, iPad and Android, making B Connected Mobile the first application of its kind available on multiple platforms. B Connected Online and B Connected Mobile give our guests highly personalized and constantly updated information and offers that generate better customer experiences and greater loyalty to our brands. These tools help customers get the greatest value out of their B Connected membership, and ensure that our marketing is as effective as possible.

Development Activities
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

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

On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommenced and proceeded with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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
As of September 30, 2011, we have incurred approximately $924.0 million in capitalized costs related to the Echelon project, including land, and not including approximately $196.1 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $3.0 million of capitalized costs annually, principally related to such items as offsite fabrication of a skylight and curtain wall as well as offsite improvements. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.0 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.
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

As discussed above, due to our controlling interest in Borgata, we measured our previously held equity interest at a provisional fair value. Additionally, the financial position of Borgata is presented in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010; its results of operations for the three months ended September 30, 2011 are included in our condensed consolidated statement of operations for the three months ended September 30, 2011; its results of operations for the nine months ended September 30, 2011 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2011; its results of operations for the three months ended September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010; and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010.

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

RESULTS OF OPERATIONS
Summary
Three and Nine Months Ended September 30, 2011 and 2010

Throughout the discussion in this section, our results of operations for the nine months ended September 30, 2010 are presented considering the pro forma effect of the consolidation of Borgata as if such had occurred on January 1, 2010, rather than March 24, 2010. This presentation is for the purposes of comparability, and all such results reflecting this pro forma adjustment are identified as such.

We believe that our key operating results for each of the three and nine months ended September 30, 2011 continue to show positive trends. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, these recent quarterly results indicate that we have realized some stabilizing trends in our business. Generally, the job market is strengthening, as the national unemployment rate has continued to decline throughout 2011. As the job market recovers and expands, we believe that consumer confidence will strengthen further. These and other positive trends reflect recoveries in our wholly-owned businesses.

Specifically, in our Las Vegas Locals region, visitor counts, room rates and convention sales have been increasing or stable over the past eighteen months. Our Downtown Las Vegas segment is benefiting from successful marketing efforts to our Hawaiian customers, and the strength of the local Hawaiian economy. The economy in the Midwest and South region has been slightly more resilient than the national and certainly the Las Vegas economies, where certain of our properties reported margin improvements and record month growth during the quarter. Although we have gained increased market share and non-gaming revenues in Atlantic City, the entire market continues to experience a difficult period, due to increased local and regional competition.

Overview of Key Operating Results
Three and Nine Months Ended September 30, 2011 and 2010
The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
Net revenues	$590,215	$595,378	$1,729,564	$1,588,959	$1,747,249
Operating Income	68,164	54,483	178,258	148,189	156,335
Net income (loss) attributable to Boyd Gaming Corporation	3,109	5,591	(3,363)	17,408	17,408

Net revenues
Net revenues were $590.2 million for the three months ended September 30, 2011, compared to $595.4 million for the comparable period in the prior year. The decline was relatively flat, as most regions of our business continue to stabilize. As discussed below, we saw growth in our Las Vegas Locals and Downtown regions, which were slightly offset by a decline in our Midwest and South segment, and more significantly by a decrease in Atlantic City.

Giving consideration to the pro forma effect of the consolidation of Borgata, net revenues were $1.73 billion compared to $1.75 billion for the nine months ended September 30, 2011 and 2010, respectively, a slight decline, which was primarily driven by results in Atlantic City, which were competitively impacted during the first nine months of the year, and adversely effected by the forced closure of the property in August due to Hurricane Irene.

Operating income
Operating income increased by 25.1% to $68.2 million during the three months ended September 30, 2011 compared to the corresponding period of the prior year primarily due to improved operating margins, our ongoing cost containment efforts and lower depreciation and amortization expense, as discussed below.

For largely the same reasons, operating income increased by 14.0% to $178.3 million during the nine months ended September 30, 2011 as compared to $156.3 million in the comparable period of the prior year, as adjusted to reflect the pro forma consolidation of Borgata during such entire period. These improved results during the nine month period ended September 30, 2011 were offset by an increase in write-down and other charges, net, related to acquisition related expenses and a write-down of the trademark value at Borgata.

Net income (loss) attributable to Boyd Gaming Corporation

Net income attributable to Boyd Gaming was $3.1 million for the three months ended September 30, 2011, compared to $5.6 million for the corresponding period of the prior year, due primarily to a decline in pre-tax income related to increased interest expense on higher average outstanding debt balances and interest rates related to our refinancing activities in 2010 and non-recurring fee income recorded during the prior quarter.

Net loss attributable to Boyd Gaming was $3.4 million for the nine months ended September 30, 2011 compared to net income of $17.4 million for the nine months ended September 30, 2010. The decrease in this period is also due to significantly higher interest costs, non-recurring fee income and gains on retirement of debt recorded in the prior period.

Operating Revenues
Three and Nine Months Ended September 30, 2011 and 2010
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 72% of gross revenues for each of the three months ended September 30, 2011 and 2010, and 72% and 73% of gross revenues for the nine months ended September 30, 2011 and 2010, respectively. Food and beverage gross revenues, which produced approximately 14% of gross revenues for each of the three and nine months ended September 30, 2011 and 2010, respectively, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during these respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
REVENUES
Gaming	$500,824	$503,746	$1,469,316	$1,344,283	$1,482,114
Food and beverage	99,221	101,164	285,883	255,166	286,383
Room	64,831	64,142	181,881	154,247	178,401
Other	34,105	33,960	100,412	91,595	100,774
	$698,981	$703,012	$2,037,492	$1,845,291	$2,047,672

COSTS AND EXPENSES
Gaming	$230,675	$237,601	$680,457	$635,461	$695,322
Food and beverage	50,868	50,690	148,516	132,481	145,981
Room	13,586	13,661	39,921	36,767	38,952
Other	28,617	28,089	82,191	74,333	81,460
	$323,746	$330,041	$951,085	$879,042	$961,715

MARGINS
Gaming	53.9%	52.8%	53.7%	52.7%	53.1%
Food and beverage	48.7%	49.9%	48.1%	48.1%	49.0%
Room	79.0%	78.7%	78.1%	76.2%	78.2%
Other	16.1%	17.3%	18.2%	18.9%	19.2%

Three Months Ended September 30, 2011 and 2010
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $2.9 million, or 0.6% decrease in gaming revenues during the three months ended September 30, 2011 as compared to the corresponding period of the prior year was due primarily to a 1.0% decrease in slot win, on a 0.6% decrease in slot handle, offset by a 5.3% increase in table game win on a 1.1% increase in table game drop. Our gaming revenues were also unfavorably impacted by losses on sports book results during the quarter. The decrease in gaming costs of $6.9 million or 2.9% is due to improved margins on the related revenue base, attributable to cost containment initiatives and targeted marketing spend.

Food and Beverage
Food and beverage revenues decreased $1.9 million and 1.9% during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, due to a 1.5% decrease in the number of guests served offset by a 2.1 % increase in the value of the average guest check. The slight increase in food and beverage cost is due to a 3.0% increase in cost per guest served.

Room
Room revenues increased by $0.7 million, or 1.1% during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, due to increased ADR of 3.0% and increased occupancy of 1.9% driven largely by destination and convention business. The decrease in room costs and expenses is due to efficiencies generated by higher occupancy.

Other
Other revenues have increased slightly during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, due to the increases in patronage pf differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Nine Months Ended September 30, 2011 and 2010
Gaming
Gaming revenues decreased by $12.8 million, or 0.9%, during the nine months ended September 30, 2011 as compared to the corresponding pro forma amount from the prior year period, due primarily to a 0.1% decrease in slot win, on a 0.9% decrease in slot coin-in, coupled with a 0.6% decrease in table game win on a 1.0% decrease in table game drop. Gaming related costs have correspondingly decreased by $14.9 million, or 2.1% based on lower revenues and enhanced cost containment measures.

Food and Beverage
Food and beverage revenues decreased by $0.5 million, or 0.2% during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year, due to a 1.6% increase in average guest check, which more than offset a 1.4% decrease in the number of guests served. The increase in food and beverage cost of $2.5 million, or 1.7%, is due to a 2.9% increase in cost per guest served.

Room
Room revenues increased by $3.5 million, or 2.0% during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year, primarily due to increased ADR of 1.4% and increased occupancy of 2.1% driven by destination and convention business. The increase in room costs and expenses is due to the increased occupancy coupled with a 0.2% increase in cost per room.

Other
Other revenues have decreased slightly during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year, primarily due to a decline in differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

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

The following table presents our net revenues and Adjusted EBITDA, by Reportable Segment, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues
Las Vegas Locals	$145,915	$145,593	$452,270	$455,243
Downtown Las Vegas	53,327	51,898	165,578	161,088
Midwest and South	187,906	188,695	553,787	556,221
Atlantic City	202,018	207,687	553,864	411,355
Reportable Segment Net Revenues	589,166	593,873	1,725,499	1,583,907
Other	1,049	1,505	4,065	5,052
Net revenues	$590,215	$595,378	$1,729,564	$1,588,959

Adjusted EBITDA
Las Vegas Locals	$30,793	$26,116	$109,006	$103,339
Downtown Las Vegas	6,005	5,679	24,375	23,361
Midwest and South	44,524	38,407	128,011	113,276
Wholly-owned Adjusted Property EBITDA	81,322	70,202	261,392	239,976
Corporate expense	(9,570)	(9,144)	(29,826)	(30,065)
Wholly-owned Adjusted EBITDA	71,752	61,058	231,566	209,911
Atlantic City	50,287	54,319	120,626	102,182
Adjusted EBITDA	$122,039	$115,377	$352,192	$312,093

Significant factors that affected our Reportable Segment Net Revenues and Adjusted EBITDA for the three and nine months ended September 30, 2011, as compared to the corresponding period of the prior year, are listed below:

Three Months Ended September 30, 2011 and 2010
Las Vegas Locals
Net revenues increased slightly by 0.2% while Adjusted EBITDA increased 17.9% during the three months ended September 30, 2011, as compared to the corresponding period of the prior year, which reflect improved operating performance and a margin increase of 320 basis points. The significant growth in Adjusted EBITDA represents flow through as a result of our refined cost structure. Three of our four major properties in this segment experienced growth in Adjusted EBITDA, despite an elevated promotional environment. The performance in this region was the result of continued focus on maximizing returns on marketing spend, and creating further efficiencies throughout the business.

Downtown Las Vegas
Net revenues and Adjusted EBITDA increased 2.8% and 5.7% respectively, during the three months ended September 30, 2011, as compared to the corresponding period of the prior year, due primarily to successful marketing initiatives which generated growth in both visitation and play from our Hawaiian customers, which represent approximately 57% of our business in this segment. These gains were partially offset by significantly higher fuel costs related to the operation of our Hawaiian charter operation.

Midwest and South
Net revenues declined slightly during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, while Adjusted EBITDA increased by 15.9% during the same respective period. Results were positively impacted by strong performances at our Southern Louisiana properties. Four of our six properties in this region posted positive growth during this period, reflecting improved margins in Adjusted EBITDA. Such improvements were guided by effective marketing initiatives and tight cost control.

Atlantic City
Borgata's net revenues declined by 2.7% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, and Adjusted EBITDA declined 7.4% during the same respective periods. The net revenue and Adjusted

EBITDA results were negatively impact by the forced closure of the property for three days during Hurricane Irene. Table games hold rate was normalized at 13%, in line with our long-term expectations, and Borgata lead the Atlantic City market with a 24% share of table game drop.

Nine Months Ended September 30, 2011 and 2010
Las Vegas Locals
Net revenues declined by a slight 0.7% while Adjusted EBITDA increased by 5.5% to $109.0 million, during the nine months ended September 30, 2011, as compared to the corresponding period of the prior year, reflecting improved overall operating performance, generated by successful cost initiatives. The local competition has created an elevated promotional environment; however,through strategic marketing, the region has increased margins by 140 basis points on a year to date basis through September 30, 2011 as compared to the same period in the prior year. The segment also generated growth in hotel occupancy and average daily rates due to increased convention business in the Las Vegas market generally.

Downtown Las Vegas
Net revenues and Adjusted EBITDA increased 2.8% and 4.3% respectively, during the nine months ended September 30, 2011, as compared to the corresponding period of the prior year, due primarily to growth in all primary operating revenues: gaming, food and beverage and room, generated largely from our Hawaiian customers. Greater efficiencies in our operations contributed to strong flow-through in our results, which were also partially offset by significantly higher fuel costs at our Hawaiian charter operation. Jet fuel prices have risen sharply during the period, and while our ability to increase fares is limited by competition, we recently introduced a new aircraft on the charter service that will increase capacity and improve costs.

Midwest and South
Net revenues declined slightly to $553.8 million during the nine months ended September 30, 2011, from $556.2 million in corresponding period of the prior year, while Adjusted EBITDA increased by 13.0% to $128.0 million from $113.3 million during the same periods, respectively. Our business continues to grow across this region, most particularly resulting from economic strength in southern Louisiana. Margin improvements of 280 basis points have resulted from tight cost control, including disciplined marketing spend.

Atlantic City
Results were not consolidated fully during the nine months ended September 30, 2010, however, on a comparable pro forma basis, net revenues declined 2.8% to $553.9 million from $569.6 million and Adjusted EBITDA declined 10.8% to $120.6 million from $135.3 million during the nine months ended September 30, 2011 and 2010, respectively. Overall, results during the current nine months were negatively impacted by the closure of the property during Hurricane Irene, which cost the property three days of business volume during a relatively busy summer month. Also, throughout the year, Borgata has been adversely impacted by promotional spend, which increased to 23.6% of gross gaming revenue for the nine months ended September 30, 2011 from 22.0% for the nine months ended September 30, 2010. This spend represents increased promotional incentives in response to the competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets.

Other Costs and Expenses
Three and Nine Months Ended September 30, 2011 and 2010
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)
Selling, general and administrative	$96,301	$100,697	$288,872	270,641	299,622
Maintenance and utilities	40,925	42,661	115,113	104,770	118,292
Depreciation and amortization	46,034	52,451	145,106	147,905	164,659
Corporate expense	11,025	11,021	36,569	36,636	36,636
Preopening expenses	1,720	2,684	5,292	4,990	4,990
Write-downs and other items, net	2,300	1,340	9,269	4,932	5,000

The results for the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010, as reported above, reflect the consolidation of Borgata for the entire periods while the results for the nine months ended September 30, 2010 reflect the consolidation of Borgata for the period from March 24, 2010 through September 30, 2010. The "Pro Forma" column in the nine months ended September 30, 2010 column above reflects the results of operations as if Borgata had been consolidated for such entire period, and thus, for purposes of comparability, will be the basis for the nine month analytical discussions below.

Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, declined to 13.8% during the three months ended September 30, 2011 from 14.3% during the three months ended September 30, 2010, and 14.2% of gross revenues compared to 14.6% for the nine months ended September 30, 2011 and 2010, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. These costs have generally been reduced in the periods presented due to disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased to 5.9% and 6.1% during the three months ended September 30, 2011 and 2010, respectively, and 5.6% and 5.8% during the nine months ended September 30, 2011 and 2010, respectively. The decreases in each period are due primarily to the fact that no major maintenance projects were undertaken in either period, coupled with cost reductions associated with the Company's conscious energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, declined during the three months ended September 30, 2011, as compared to the corresponding period of the prior year, representing 6.6% and 7.5%, respectively, and during the nine month periods to 7.1% from 8.0%, respectively, as certain property and equipment became fully depreciated and there were no significant expansion capital expenditures placed into service during these periods.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues of 1.6% during each of the three months ended September 30, 2011 and 2010, and 1.8% during each of the nine month periods ended September 30, 2011 and 2010 reflect the ongoing efforts to contain costs across the business.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During the three and nine months ended September 30, 2011 and 2010, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Period Fees, as discussed above, are included in the expenses related to our Echelon development project during the three and nine months ended September 30, 2011; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Write-downs and Other Items, Net
Write-downs and other charges generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters. Specifically during the three months ended September 30, 2011 and 2010, these costs were primarily related to acquisition related expenses, which were $1.9 million and $1.1 million during these respective periods. During the nine months ended September 30, 2011, these costs included an impairment charge related to the Borgata trademark of $5 million; the insurance deductible and related costs for the closure of Sam's Town Tunica during the month of May due to the flooding of the Mississippi river of $1.6 million, with the remaining costs incurred in relation to acquisition activities. During the nine months ended September 30, 2010, these costs were primarily acquisition related.

Operating Income from Borgata
Nine Months Ended September 30, 2010
Our share of Borgata's operating income represents the amounts recorded in our consolidated financial statements under the equity method, which is partially reflected in the nine months ended September 30, 2010, as part of that period was prior to our consolidation of the operating results of Borgata .

Other Expense (Income)
Interest Expense

Three and Nine Months Ended September 30, 2011 and 2010

The following table presents our interest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010	2010
				Actual	Pro Forma
	(In thousands)

Interest Expense
Boyd Gaming Corporation	$34,086	$28,506	$114,026	$86,091	$86,081
Borgata	20,995	17,275	59,606	23,347	28,407
Variable Interest Entity	5,002	—	10,436	—
	$60,083	$45,781	$184,068	$109,438	$114,488

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,391,826	$2,460,410	$2,391,996	$2,555,253	$2,555,253
Borgata	$813,250	$731,700	$833,700	$680,284	$680,284

Weighted Average Interest Rates
Boyd Gaming Corporation	5.2%	4.5%	5.2%	4.5%	4.5%
Borgata	9.5%	6.4%	9.6%	4.6%	4.6%

Three and Nine Months Ended September 30, 2011 and 2010
Summary
Interest expense was $60.0 million for the three months ended September 30, 2011, as compared to $45.8 million during the comparable period in the prior year, representing an increase of 31.2%. Excluding the effects of the interest on the variable interest entity's non-recourse debt, the interest expense for the three months ended September 30, 2011 would have been $55.0 million, or an increase of 20.2%. Interest expense was $184.1 million for the nine months ended September 30, 2011, as compared to $114.5 million (on a pro forma basis) during the comparable period in the prior year, representing a significant increase during the period, as further detailed below.

Boyd Gaming Corporation
The increase of $5.5 million during the three months ended September 30, 2011, and $27.9 million during the nine months ended September 30, 2011, as compared to the corresponding periods in the prior year, respectively, was entirely rate driven, as average outstanding balances have declined over each period. Average balances during all periods presented reflect approximately $1.4 billion in amounts outstanding under our credit facility, which are currently at a blended interest rate of 3.3%, thereby diluting the rate effect of our high yield notes.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $5.8 million for the three months ended September 30, 2010, and by $11.8 million and $17.0 million during the nine months ended September 30, 2011 and 2010, respectively. Our interest rate swap agreements expired on June 30, 2011.

Borgata
The increases in interest expense during the three and nine months ended September 30, 2011 and 2010 as compared to corresponding periods in the prior year were due to higher average interest rates on higher average outstanding debt balances. The increase of $3.7 million, or 21.5% during the three months ended September 30, 2011, which reflects the full quarter effect of the refinancing, which closed in during the three months ended September 30, 2010. Interest expense doubled during the nine months ended September 30, 2011 as compared to the corresponding prior periods, on a pro forma basis, due entirely to the refinancing impact, the full effect of which was realized in the current quarter.

Fair Value Adjustment of Derivative Instruments
Three and Nine Months Ended September 30, 2011 and 2010

During the fourth quarter of 2010, in anticipation of the execution of our Amended Credit Facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount is being amortized into interest expense over the respective remaining term of the associated underlying contract. Prospectively, from such date, and through June 30, 2011, the date all of these interest rate swap agreements matured, all changes in the fair value of these interest rate swaps were recognized immediately in earnings. This mark-to-market adjustment resulted in a realized loss of $0.3 million during the nine months ended September 30, 2011.

Gain on Early Retirements of Debt
Three and Nine Months Ended September 30, 2011 and 2010

During the three months ended September 30, 2011,Borgata purchased and retired a principal amount of $8.5 million of its senior secured notes for a purchase price of $8.2 million, resulting in a gain of less than $0.1 million. During the nine months ended September 30, 2010, Boyd Gaming purchased and retired $33.0 million, respectively, principal amount of its senior subordinated notes. The total purchase price of the notes was $28.9 million, respectively, resulting in a gain of $3.9 million, net. The gains are computed net of original issue discount, deferred financing and underwriting fees.

Income Taxes
Three and Nine Months Ended September 30, 2011 and 2010

The effective tax rates during the three months ended September 30, 2011 and 2010 were 23.7% and 30.0% , respectively, while the effective tax rates during the nine months ended September 30, 2011 and 2010 were 0.5% and 29.8%, respectively. Our tax provisions and benefits were both favorably and unfavorably impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata's income and LVE's loss for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE's loss in its entirety. In 2011, our tax benefit was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations. Additionally, in 2011, and to a lesser extent in 2010, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income.
Adjusted Earnings (Loss) and Adjusted EPS
Three and Nine Months Ended September 30, 2011 and 2010

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

Adjusted Earnings (Loss) is net income (loss) before preopening expenses, adjustments to property tax accruals, net, change in value of derivative instruments, write-downs and other items, net, gain on early retirements of debt, other non-recurring items and our share of Borgata’s other items and write-downs, net.

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$3,109	$5,591	$(3,363)	$17,408
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	4,444	2,684	13,334	4,990
Adjustments to property tax accruals, net	(3,926)	—	(7,464)	—
Write-downs and other items, net	2,280	1,344	3,484	4,924
Change in fair value of derivative instruments	—	—	265	—
(Gain) loss on early retirements of debt, net	—	—	20	(3,949)
Other income	(1,000)	(10,000)	(1,000)	(10,000)
Gain on equity distribution	—	(2,535)	—	(2,535)

Adjustments related to Borgata:
Preopening expenses	—	—	92	—
Write-downs and other items, net	20	(4)	5,785	8
Accelerated amortization on deferred loan fees	—	2,012	—	2,012
Valuation adjustments related to consolidation, net	649	—	322	—
Gain on early retirements of debt, net	(54)	—	(54)	—
Our share of Borgata's write-downs and other items, net	—	—	—	34
Total adjustments	2,413	(6,499)	14,784	(4,516)

Income tax effect for above adjustments	(587)	3,322	(4,332)	2,620
Impact on noncontrolling interest	(308)	(1,004)	(3,073)	(1,010)
Adjusted earnings (loss)	$4,627	$1,410	$4,016	$14,502

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic net income (loss) per common share	$0.04	$0.06	$(0.04)	$0.20
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.05	0.03	0.15	0.06
Adjustments to property tax accruals, net	(0.05)	—	(0.09)	—
Write-downs and other items, net	0.02	0.03	0.04	0.07
Change in fair value of derivative instruments	—	—	—	—
(Gain) loss on early retirements of debt, net	—	—	—	(0.05)
Other income	(0.01)	(0.12)	(0.01)	(0.12)
Gain on equity distribution	—	(0.03)	—	(0.03)

Adjustments related to Borgata:
Preopening expenses	—	—	—	—
Write-downs and other items, net	—	—	—	—
Accelerated amortization on deferred loan fees	—	0.02	0.08	0.02
Valuation adjustments related to consolidation, net	0.01	—	—	—
Gain on early retirements of debt, net	—	—	—	—
Our share of Borgata's write-downs and other items, net	—	—	—	—
Total adjustments	$0.02	$(0.07)	$0.17	$(0.05)

Income tax effect for above adjustments	(0.01)	0.04	(0.05)	0.03
Impact on noncontrolling interest	—	(0.01)	(0.03)	(0.01)
Adjusted earnings (loss) per share	$0.05	$0.02	$0.05	$0.17

Adjusted earnings per share for the nine months ended September 30, 2011 were computed using our diluted weighted average shares outstanding, although the presentation on our condensed consolidated statement of operations for such period does not consider the effect of common stock equivalents, as such were anti-dilutive to the net loss, as reported. However, as such net loss has been adjusted to an earnings per share amount, the dilutive effect is considered in the per share calculation above.

During the three and nine months ended September 30, 2011 and 2010, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

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

Write-Downs and Other Items, net
Write-downs and other charges generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters.

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

Other Income
Other income represents the non-refundable $1 million fee received in connection with our agreement to extend the closing of Dania Jai-Alai, reflected in the three and nine months ended September 30, 2011. Other income represents the consent fee received in connection with our agreement to modify the Borgata operating agreement, received in August 2010, and reported in the three and nine months ended September 30, 2010.

Gain on Equity Distribution
This gain represents the difference between the total distribution received from Borgata for our unilateral capital contribution and its carrying value.

Adjustments Related to Borgata
Preopening Expenses
Preopening expenses at Borgata related to costs incurred to open a new retail outlet during the quarter.

Write -Downs and Other Items, net
Write-downs and other charges generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and insurance costs associated with property damage from natural disasters.

Accelerated Amortization of Deferred Loan Fees
This amortization represents the remaining unamortized balance of deferred loan fees associated with the prior credit facility, which were accelerated and written off upon the refinancing of all Borgata's debt in August 2010.

Valuation Adjustments Related to Consolidation, net
These adjustments represent the aggregate impact of the measurement activity associated with the changes from historical value to fair value of Borgata, upon consolidation, primarily representing depreciation and amortization expense resulting from the recordation of certain tangible and intangible assets.

Gain on Early Retirements of Debt
Gain on early retirements of debt represents the difference between the principal amount of our senior subordinated notes repurchased and the purchase price of such notes.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Current Maturities of Our Indebtedness
We classified certain non-extending balances due under our Amended Credit Facility as a current maturity, as such amounts come due within the next twelve months. As discussed below, we signed a Lender Joinder Agreement, which increases the term loan commitments under our Amended Credit Facility by an aggregate amount of $350 million. We anticipate that these commitments will be funded on November 10, 2011, the proceeds of which shall be used to repay the current portion of our Amended Credit Facility. While we anticipate this borrowing, as well as remaining availability under our Amended Credit Facility will provide the short term liquidity required to fund our existing debt obligations, if for any unforeseen reason the Lender Joinder Agreement is not funded, management will reengage other plans to aggressively pursue the repayment of all debt as currently due.

Completion of Acquisition of IP Casino Resort Spa
On October 4, 2011, the Company consummated the acquisition of IP Casino Resort Spa in Biloxi, Mississippi for a purchase price of $288 million. The purchase was financed with cash on hand and a borrowing under our Amended Credit Facility of approximately $200 million. Subsequent to the acquisition, Boyd has approximately $2.6 billion of long-term debt outstanding with approximately $415 million outstanding on the non-extended portion of the Amended Credit Facility that matures in May 2012, with a remaining $215 million of availability under the extended portion of the Amended Credit Facility that matures in December 2015.

Consolidation of Variable Interest Entity
At September 30, 2011, we reported LVE's total assets and total liabilities of $249.7 million and $265.1 million, respectively in our condensed consolidated balance sheet. However, LVE's financial position, including its working capital and indebtedness, are not discussed herein as such indebtedness is non-recourse to us and will not require our working capital or free cash flows in order to service such. Therefore, the assets and liabilities of LVE are completely disregarded from the discussion below, due to the irrelevance to our overall liquidity and capital resources.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Amended Credit Facility. As of September 30, 2011 and December 31, 2010, we had balances of cash and cash equivalents of $187.1 million and $145.6 million, respectively. However, we had working capital deficits of $387.3 million and $87.5 million as of September 30, 2011 and December 31, 2010, respectively. The increase in this deficit is due to the current classification of certain of our debt obligations becoming due in May 2012.

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

Indebtedness
Our indebtedness primarily consists of amounts outstanding under our $1.5 billion Amended Credit Facility (including $500 million of term loans, and excluding the non-extending amounts of $331.0 million) and $956.4 million aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and a $150 million bank credit facility and $791.5 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

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

The blended interest rates for outstanding borrowings under our Amended Credit Facility were 3.3% at September 30, 2011 and December 31, 2010. At September 30, 2011, approximately $1.42 billion was outstanding under our Amended Credit Facility, with $15.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $564.5 million.

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
The minimum consolidated Interest Coverage Ratio (all capitalized terms are defined in the Amended Credit Facility) is calculated as (a) twelve-month trailing Consolidated EBITDA to (b) consolidated interest expense.

The maximum permitted consolidated Total Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA. Presently, and through December 31, 2011, our maximum Total Leverage Ratio is set at 7.75 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 5.50 to 1.00 at March 15, 2015 through the duration of the term.

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently, and through March 31, 2012, our maximum Secured Leverage Ratio is set at 4.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at September 30, 2011, were 2.26 to 1.00, 7.15 to 1.00 and 4.25 to 1.00, respectively.
At September 30, 2011, assuming our twelve-month trailing Consolidated EBITDA remains constant, we estimate that we could draw an additional $202 million of the availability under our Amended Credit Facility and maintain compliance with our Total Leverage Ratio.

Debt Financing Costs
In conjunction with the Amendment and Restatement Agreement, we incurred approximately $20.6 million in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, in a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at September 30, 2011. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including , the date of purchases. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes at the time of the private placement, on September 15, 2011, Boyd Gaming commenced an offer to exchange all of the outstanding $500.0 million aggregate principal amount of 9.125% Senior Notes due 2018, that have been registered under the Securities Act of 1933. On October 18, 2011, the expiration date of the exchange offer, 100% of the 9.125% Senior Notes due 2018 were validly tendered and accepted for exchange.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all of the notes, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Repurchases of Senior Subordinated Notes
During the nine months ended September 30, 2010, we purchased and retired $33.0 million, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million, resulting in a gain of $3.9 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our former bank credit facility.
Indentures

The indentures governing the senior and senior subordinated notes each include permitted investment clauses, the most restrictive of which limits the amount of permitted investments to a basket of $150 million, increased by a calculated amount including 50% of net income, as defined in the indentures, and net of previous permitted investments. Also, the indentures allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indentures, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior and senior subordinated notes were issued; and, at September 30, 2011, after giving effect to the repayment of certain indebtedness, as defined in the indentures, our coverage ratio was above 2.0 to 1.0.

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

At September 30, 2011, the outstanding balance under the Borgata bank credit facility was $15.0 million, leaving contractual availability of $135.0 million. The interest rate on the outstanding borrowings at September 30, 2011 was 4.4%.

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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at September 30, 2011, were $155.4 million and $135.0 million, respectively.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, and commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2011.

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

9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, and commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2011.

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

Repurchase of Senior Secured Notes
During the three and nine months ended September 30, 2011, Borgata repurchased and retired $8.5 million, principal amount, in total, of their senior secured notes, which included $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.4 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded on Borgata's condensed consolidated statement of operations for the respective periods.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior secured notes at the time of the private placement, on May 27, 2011, MDFC commenced an offer to exchange all of the outstanding $400.0 million aggregate principal amount of 9.5% Senior Secured Notes due 2015 and $400.0 million aggregate principal amount of 9.875% Senior Secured Notes due 2018 for new 9.5% Senior Secured Notes due 2015 and 9.875% Senior Secured Notes due 2018, respectively, that have been registered under the Securities Act of 1933. On June 28, 2011, the expiration date of the exchange offer, $396.4 million of the 9.5% Senior Secured Notes due 2015 and $400.0 of the 9.875% Senior Secured Notes due 2018 were validly tendered and accepted for exchange. This amount represents approximately 99.1% of the 9.5% Senior Secured Notes due 2015 and 100% of the 9.875% Senior Secured Notes due 2018, respectively.

Cash Flows Summary
Nine Months ended September 30. 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$182,916	$240,961
Cash flows from investing activities:
Capital expenditures	(55,491)	(64,069)
Acquisition of assets	(34,495)	—
Decrease in restricted investments	27,184	—
Net cash effect upon change in controlling interest of Borgata	—	26,025
Other investing activities	—	(731)
Net cash used in investing activities	(62,802)	(38,775)
Cash flows from financing activities:
Net payments under bank credit facility	(1,853)	(189,100)
Net payments under Borgata bank credit facility	(45,900)	(585,189)
Proceeds from issuance of Borgata senior secured notes	—	773,176
Payments on retirements of long-term debt	(8,198)	(28,861)
Deferred financing costs related to issuance of Borgata senior secured notes	(1,283)	—
Payments on variable interest entity non-recourse obligations	(27,000)	—
Payments under note payable	—	(46,875)
Noncontrolling interest distributions by Borgata	—	(120,176)
Other financing activities	5,615	(5,688)
Net cash used in financing activities	(78,619)	(202,713)
Increase (decrease) in cash and cash equivalents	$41,495	$(527)

Cash Flows from Operating Activities
For the nine months ended September 30, 2011, we generated operating cash flow of $182.9 million, compared to $241.0 million for the nine months ended September 30, 2010, a decrease of $58.1 million. Generally, operating cash flows dropped due to a decrease in net income, which was primarily related to increases in interest incurred and income taxes.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for investments in maintenance capital expenditures, acquisitions and future development or business opportunities.

Capital Expenditures
Cash paid for capital expenditures on major projects for the nine months ended September 30, 2011 were $55.5 million and included the Echelon development project, which included spending of approximately $1.0 million, and maintenance capital expenditures of approximately $29.9 million. Cash paid for capital expenditures on major projects for the nine months ended September 30, 2010 were $64.1 million and included the Echelon development project, which included spending of approximately $27.4 million, and maintenance capital expenditures of approximately $36.7 million.

Asset Acquisitions
During the nine months ended September 30, 2011, we made an escrow deposit related to the purchase of IP Casino Resort Spa in the amount of $10 million, which was subsequently applied against the purchase price upon the closing. Additionally, we purchased the membership interests of an LLC for $24.5 million, and in exchange recorded assets at the same value.

Restricted Investment
During the nine months ended September 30, 2011, as a result of the consolidation of LVE as a variable interest entity, we recorded the liquidation of its restricted investment in the amount of $27.2 million, the proceeds of which were used to repay certain of its existing indebtedness, all of which is non-recourse to us.

Cash from Borgata Consolidation
As a result of our consolidation of Borgata during the nine months ended September 30, 2010, we included its cash balance of

$26.0 million as an investing cash flow.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Net Payments under Credit Facility
During the nine months ended September 30, 2011, net amounts of $1.9 million and $45.9 million were paid under Boyd Gaming's and Borgata's respective credit facilities; the net amounts paid were $189.1 million and $585.2 million during the nine months ended September 30, 2010, respectively. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings. Borgata repaid its previous credit facility during the nine months ended September 30, 2010 upon the consummation of a refinancing effort, which included the issuance of $800 million in senior notes, as discussed below.

Proceeds from Issuance of Notes
In August 2010, Borgata completed a refinancing of its existing debt structure, and thereby repaid all amounts due under its existing credit facility by issuing two tranches of senior secured notes in the aggregate principal amount of $800 million. The net amount of the proceeds from this offering, as reduced for underwriting and other fees, of $773.2 million was recorded during the nine months ended September 30, 2010.

Repayments of Long-Term Debt
As market conditions provide, we may repurchase our senior notes, senior subordinated notes, and/or senior secured notes. During the nine months ended September 30, 2011 and 2010, Borgata purchased and retired principal amounts of $8.5 million of its senior secured notes and Boyd Gaming repurchased and retired $33.0 million of its senior subordinated notes. Repayments, net of accrued interest and related costs were $8.2 million and $28.9 million for these respective transactions, during these respective periods.

Payments on Variable Interest Entity Non-Recourse Obligation
During the nine months ended September 30, 2011, LVE made a principal repayment of $27.0 million related to its outstanding obligations, the proceeds for which were funded from the liquidation of restricted investments, as discussed above.

Payments under Note Payable
During the nine months ended September 30, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.

Distributions from Borgata
We did not receive distributions from Borgata during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, primarily in connection with its debt refinancing, Borgata made distribution to us of $152.9 million. Borgata's existing bank credit facility allows for certain limited distributions to be made to its partners, and accordingly, we do not anticipate significant future distributions.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2011 or 2010.

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

During the nine months ended September 30, 2011 and 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Agreement to Sell Dania Jai-Alai
On April 29, 2011, we and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of the Dania Jai-Alai Business (as defined below).

Pursuant to the terms of the Agreement, we agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities (“Assets and Liabilities”) related to our Dania Jai-Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering (the “Dania Jai-Alai Business”), for a purchase price of $80.0 million (the “Purchase Price”).

The closing of the transactions contemplated by the Agreement is subject to certain closing conditions.

On September 15, 2011, the Buyer elected to extend the closing date of the pending acquisition of the Dania Jai-Alai Business. The terms of the extension provide that sale will close on or before November 28, 2011; however, we have no assurance that the Buyer can or will be in a position to close on such date. As permitted under the terms of the Agreement, the Buyer made an additional, non-refundable payment of $2 million to us in exchange for the extension of the closing date. Of the $2 million payment, $1 million will be applied to the $80 million purchase price. We previously received a $5 million non-refundable deposit upon execution of the definitive agreement.

Completion of Acquisition of IP Casino Resort Spa
On October 4, 2011, we completed our previously announced acquisition of the assets of the IP Casino Resort Spa in Biloxi, Mississippi, for a purchase price of $278 million in cash. Following the closing of the transaction, we also made a charitable contribution to the Engelstad Family Foundation equal to an aggregate of $10 million, which funds are intended to be distributed on behalf of, and in the name of, Boyd Gaming, over five years to charitable organizations to be designated by Boyd Gaming. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP Casino Resort Spa with costs estimated to be $44 million.

Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.5 million to $19.9 million, including interest. In late 2009, the Department audited and denied our refund claim and subsequently issued a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 deficiency assessment.

Both we and the Department appealed the decision, with the exception of the portion related to the deficiency assessment, to the Nevada State Tax Commission (the "Commission"). The Department did not appeal the Judge's decision overturning the 2009 deficiency assessment and therefore, the ruling on the deficiency assessment is final and non-appealable. On August 8, 2011, the Commission remanded the case back to the Judge. The administrative hearing was held on September 26, 2011, at which time we introduced additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim. Such decision also affirmed the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. We intend to appeal the decision to the Commission. Due to uncertainty surrounding the ultimate resolution of an appeal to the Commission, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2011, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. As a result of the agreement reached on the 2006 and 2007 valuations, we have revised our accrual for years 2008 through 2011 to reflect the expected carryforward effect of the reductions received in the prior year settlements. In October 2011, we reached an agreement with the assessor on valuations for tax years 2008 and 2009. As a result, we further reduced our property tax liability and previously accrued property tax expense by an additional $3.7 million during the three months ended September 30, 2011, which aggregated to a reduction of $9.7 million during the nine months ended September 30, 2011. Although we have not received valuation notices for years 2010 through 2011, or final tax rates for the years 2007 through 2011, we believe the assessment for the period from January 1, 2008 through September 30, 2011 could result in a property tax assessment ranging between $10.0 million and $15.0 million. We have accrued, net of the payments discussed above, approximately $14.6 million of property tax liability as of September 30, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final tax assessment notices for the period January 1, 2007 through June 30, 2011, which have not been received as of September 30, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for

September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana.We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

Critical Accounting Policies
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the SEC on March 15, 2011 (the "Provisional Form 10-K"). Revisions to the Provisional Form 10-K were subsequently filed on a Form 8-K on September 2, 2011 ("Retrospective Form 8-K") to update the audited consolidated financial statements and certain other items of the Provisional Form 10-K, specifically and primarily related to the recasting of the consolidated balance sheet as of December 31, 2010, and related notes thereto.
When we filed our Provisional Form 10-K for the year ended December 31, 2010, the initial acquisition method accounting for the effective change in control of Borgata Hotel Casino and Spa ("Borgata") was not finalized. The application of acquisition method accounting, required in accordance with the authoritative accounting guidance for business combinations, initially had the following effects on our unaudited condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the provisional fair value of the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the provisional fair value of the noncontrolling interest held in trust as a separate component of our stockholders'

equity.
Since the filing of the Provisional Form 10-K, we have made adjustments to the provisional fair value amounts recognized at the date of effective change in control, or March 24, 2010, to reflect new information obtained about facts and circumstances that existed as of March 24, 2010 that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the consolidated balance sheet reported as of December 31, 2010, as previously reported in the Provisional Form 10-K; however, the impact on the consolidated statement of operations for the year ended December 31, 2010, as retrospectively adjusted to the statement as reported on the Provisional Form 10-K was not material, and was therefore not adjusted for any measurement period adjustments.
The updated historical financial statements, and other conforming changes to the Provisional Form 10-K are filed as Exhibit 99.1 to the Retrospective Form 8-K and have been updated, solely to include the retrospective measurement period adjustments and new footnote disclosure. All other information provided in the Provisional Form 10-K, unless otherwise provided, remain unchanged and the Retrospective Form 8-K does not modify or update such other disclosures in the Provisional Form 10-K in any other way.
The Provisional Form 10-K, including the revisions pursuant to the Retrospective Form 8-K, as well as the Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2011 and August 5, 2011 should be read in connection with the updates provided below, which summarize the material changes to our critical accounting polices during the intervening periods since those respective filings.

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

Accounting Standards Update 2011-08 Intangibles, Goodwill and Other ("Update 2011-08")
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-08 Intangible, Goodwill and Other, which is an amendment to Topic 350 of the Accounting Standards Codification ("ASC").

The objective of Update 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic ASC 350. (the more-likely-than-not threshold is defined as having a likelihood of more than 50 percent). Previous guidance under Topic ASC 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in Update 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The amendment will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012, although early adoption is permitted. Update 2011-08 will not have a material impact on the computation of the impairment of goodwill or other intangibles.

Accounting Standards Update 2011-05 Presentation of Comprehensive Income ("Update 2011-05")
In June 2011, the FASB issued Accounting Standards Update 2011-05 Presentation of Comprehensive Income, which is an amendment to Topic ASC 220.

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

Update 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does Update 2011-05 affect how earnings per share is calculated or presented. Update 2011-05 should be applied retrospectively and will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-05 will not have a material impact on the computation of comprehensive income, but will require a revised presentation thereof.

Accounting Standards Update 2011-04 Fair Value Measurement ("Update 2011-04")
In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurement, which is an amendment to Topic ASC 820.

The objective of Update 2011-04 is to more clearly explain how to measure fair value to allow for better comparability between GAAP and International Financial Reporting Standards ("IFRS"). It is not intended to result in a change in the application of the requirements in Topic ASC 820, but instead is intended to amend a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

Update 2011-04 does not change the items that must be reported as fair value measurements under Topic ASC 820 but simply how to measure these items and how they should be disclosed. Update 2011-04 should be applied prospectively. Early adoption is not permitted. Update 2011-04 will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-04 will not have a material impact on our financial statements.

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

•
indebtedness, including Boyd Gaming's and Borgata's ability to refinance or pay amounts outstanding under our respective bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we and Borgata will need to refinance all or a portion of our respective indebtedness at maturity;

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

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities and our ability to obtain financing for and successfully take advantage of such opportunities;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our bank credit facility;

•	our expectations regarding the closing of the sale of the Assets and Liabilities related to the Dania Jai-Alai Business in the fourth quarter of 2011;

•	our expenditures for capital improvement projects with respect to IP Casino Resort and Spa;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Amended Credit Facility and Borgata's credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our ability to fund any expansion projects using cash flows from operations and availability under the Amended Credit Facility;

•	our ability to satisfy the representations, warranties and covenants in the Lender Joinder Agreement, receive funding and make repayments under the Increased Term Loan;

•	our market risk exposure and efforts to minimize risk;

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

•
our belief that the risks to our business associated with the United States Coast Guard, ("USCG") inspection should not change by reason of inspection by American Bureau of Shipping Consulting, ("ABSC");

•	development opportunities in existing or new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our expectation that Congress legalizes online gaming in the U.S.;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation, including the litigation involving Treasure Chest casino;

•	our relationship with LVE including, without limitation, our mutual agreement to not initiate litigation, the monthly periodic fee and our option to purchase LVE's assets;

•	the likelihood of interruptions to our rights in the land we lease under long term leases for certain of our hotels and casinos;

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

•
The risk that our ongoing suspension of construction at Echelon may result in adverse affects on our business, results of operations or financial condition, including with respect to our joint venture participants and other resulting liabilities;

•	The risk that USCG may not continue to allow in-place underwater inspections of our riverboats;

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us;

•
The risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations;

•	The risk that our projects may not help us compete with new or increased competition in our markets;

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	The risk associated with owning real property, including environmental regulation and uncertainties with respect to environmental expenditures and liabilities;

•	The risk associated with challenges to legalized gaming in existing or current markets;

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions differ materially from our preliminary estimates;

•
The risk that negative industry or economic trends, including the market price of our common stock trading below its book value, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future periods;

•
The risks associated with growth and acquisitions, including our ability to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems;

•
The risk that we may not receive gaming or other necessary licenses for new projects or that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our casino operations;

•
Our inability to select the new joint venture partner for Borgata and the possibility that a new operating agreement will be entered into with the new venture partner, which could result in changes to Borgata's ongoing operations;

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Amended Credit Facility or Borgata's bank credit facility and additional financings, which could jeopardize our expansion, development, investment and renovation efforts;

•	The risk that we or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Borgata do refinance, the terms are not favorable to us or them;

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios in our Amended Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants;

•
The risk that we ultimately may not be successful in dismissing the action filed against Treasure Chest and may lose our ability to operate that property, which result could adversely affect our business, financial condition and results of operations;

•
The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business;

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any);

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities;

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our Amended Credit Facility and Borgata's bank credit facility;

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the current economic recession, war, terrorist or similar activity or disasters in, at, or around our properties;

•	The effects of energy price increases on our cost of operations and our revenues;

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry;

•	The effect of the expansion of legalized gaming in the mid-Atlantic region; and

•	Borgata's expected liabilities under the multiemployer pensions in which it operates.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2011, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011.

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
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana.We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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
For example, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.
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
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the recent downgrade of the United States credit rating and ongoing European debt crisis, have contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or severity of the economic downturns, and the resulting impact on the solvency of financial institutions, that are negatively impacted. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Amended Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facility. If we were otherwise required to renegotiate or replace our Amended Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the nine months ended September 30, 2011; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. During the nine months ended September 30, 2011, we performed an interim impairment test on the trademark we recorded in connection with the valuation of Borgata due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded a $5.0 million impairment to the trademark.

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
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction for three to five years, as previously disclosed. We also do not believe that financing for a development project such as Echelon is currently available on terms satisfactory to us.

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

Our partner in Marina District Development Holding Co., LLC (the "Holding Company"), the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has divested its 50% interest and we do not have the ability to select the new partner.
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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in 2011, we announced the pending sale of Dania Jai Alai and the completion of the acquisition of the IP Casino Resort Spa. In February 2007, we completed the Barbary Coast exchange transaction. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. With respect to the pending sale of Dania Jai-Alai there can be no assurance that the transactions will close as anticipated, or at all.

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
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.4 to our Registration Statement on Form S-4 filed with the SEC on September 2, 2011. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.
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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against provisional bills received in 2007 through 2011, all of which were based on the 2006 valuation notice. In March 2011, we reached a settlement with the assessor, reducing the valuation by an additional $96.0 million and $74.0 million for the 2006 and 2007 tax years, respectively. As a result of the agreement reached on the 2006 and 2007 valuations, we have revised our accrual for years 2008 through 2011 to reflect the expected carryforward effect of the reductions received in the prior year settlements. In October 2011, we reached an agreement with the assessor on valuations for tax years 2008 and 2009. As a result, we further reduced our property tax liability and previously accrued property tax expense by an additional $3.7 million during the three months ended September 30, 2011, which aggregated to a reduction of $9.7 million during the nine months ended September 30, 2011. Although we have not received valuation notices for years 2010 through 2011, or final tax rates for the years 2007 through 2011, we believe the assessment for the period from January 1, 2008 through September 30, 2011 could result in a property tax assessment ranging between $10.0 million and $15.0 million. We have accrued, net of the payments discussed above, approximately $14.6 million of property tax liability as of September 30, 2011, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final tax assessment notices for the period January 1, 2007 through June 30, 2011, which have not been received as of September 30, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $17.5 million to $19.9 million, including interest. In late 2009, the Department audited and denied our refund claim and subsequently issued a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years included in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision, with the exception of the portion related to the deficiency assessment, to the Nevada State Tax Commission (the "Commission"). The Department did not appeal the Judge's decision overturning the 2009 deficiency assessment and therefore, the ruling on the deficiency assessment is final and non-appealable. On August 8, 2011, the Commission remanded the case back to the Judge. The administrative hearing was held on September 26, 2011, at which time we introduced additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim. Such decision also affirmed the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. We intend to appeal the decision to the Commission. Due to uncertainty surrounding the ultimate resolution of an appeal to the Commission, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
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
In connection with Borgata's collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, it participates in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. On May 28, 2010, Borgata agreed upon a schedule with Local 54/UNITE HERE pursuant to which it will begin making increased monthly contributions to the Fund on October 1, 2011.
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
Additionally, in connection with Borgata's collective bargaining agreements with the Local 68 Engineers Union Pension Plan and the NJ Carpenters Pension Fund, it participates in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and Borgata is currently in discussions with the boards regarding its level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on Borgata's financial condition, results of operations or cash flows. Borgata's current monthly pension contributions to the funds associated with these plans is approximately less than $0.1 million per month in the aggregate. Borgata's aggregate unfunded vested liability to these funds is approximately $4.3 million.

Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on an estimate provided by the Fund in April 2010, Borgata has estimated that its pre-tax withdrawal, assuming a hypothetical immediate and complete withdrawal from the Fund, could be in excess of $47 million. In addition, Borgata estimates the pre-tax withdrawal liability for the other funds to which it contributes to be approximately $4.0 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which it contributes, at that time.

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

In addition, certain of our properties have been forced to close due to hurricanes. In August 2008, Treasure Chest was closed for eight days over Labor Day weekend due to Hurricane Gustav. In September 2008, Treasure Chest was closed for two days as a result of Hurricane Ike and in 2005 the property was closed for 44 days as a result of Hurricane Katrina. Delta Downs was closed for six days in August 2008 due to Hurricane Gustav and seven days in September 2008 due to Hurricane Ike. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days. In September 2011, Borgata was closed for 3 days due to Hurricane Irene.
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

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the

Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended September 30, 2011, patrons from Hawaii comprised 63% of the room nights sold at the California, 53% at Fremont and 51% at Main Street Station, For the nine months ended September 30, 2011, patrons from Hawaii comprised 66% of the room nights sold at the California, 52% at Fremont and 53% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.0 million per annum as of September 30, 2011. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip and Sam's Town Shreveport gaming operations on riverboats. Each of our riverboats must comply with USCG requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.
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
Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the ABSC. ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam's Town Shreveport commenced during 2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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
We had total consolidated long-term debt, net of current maturities, of approximately $2.80 billion at September 30, 2011. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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
On December 3, 2010, the Amendment and Restatement Agreement pursuant to which our Amended Credit Facility was amended and restated to, among other things, (i) reduce the aggregate commitments under the Credit Facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the restatement effective date.

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
The Amended Credit Facility contains certain financial and other covenants, including, without limitation, various covenants that:

•	require the maintenance of a minimum consolidated interest coverage ratio;

•	establish a maximum permitted consolidated total leverage ratio;

•	establish a maximum permitted secured leverage ratio;

•	impose limitations on the incurrence of indebtedness;

•	impose limitations on transfers, sales and other dispositions; and

•	impose restrictions on investments, dividends and certain other payments.
Subject to certain exceptions, we may be required to repay the amounts outstanding under the Amended Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
In addition, our Amended Credit Facility requires us to maintain certain ratios, including a minimum Interest Coverage Ratio (as defined in the Amended Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Amended Credit Facility) that adjust over the life of our Amended Credit Facility. We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at September 30, 2011, were 2.26 to 1.00, 7.15 to 1.00 and 4.25 to 1.00, respectively.

At September 30, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a.12.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at September 30, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that a 5.9% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at September 30, 2011, assuming our current level of interest expense remains constant, we estimate that a 7.9% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.
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
We did not receive distributions from Borgata during the nine months ended September 30, 2011. Prior to the August 2010 distribution, our distributions from Borgata were $17.5 million during the nine months ended September 30, 2010. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior subordinated and senior notes and Borgata's senior secured notes do not fully prohibit us or our subsidiaries from doing so. Approximately $564.5 million of contractual availability was available for borrowing under our Amended Credit Facility as of September 30, 2011. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned 36.2% of the Company's outstanding shares of common stock as of September 30, 2011. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.