Form 10-K
period 2011-12-31
BOYD GAMING CORP
filed 2012-03-07
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of June 30, 2011, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $457.9 million.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 29, 2012
Common stock, $0.01 par value	86,588,933 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2011 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.	Business.
Overview
Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 36 years.
We are a diversified operator of 16 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present the following four reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility located on approximately 47 acres of land in Dania Beach, Florida.

Echelon Development
Additionally, we own approximately 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project ("Echelon") is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years. We also do not believe that financing for a development project like Echelon is currently available on terms satisfactory to us.

Our Emphasis
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

Economic Influence
Throughout the current recession, global economic issues affecting both consumer wealth and consumer confidence have resulted in a meaningful decrease in expenditures on gaming and leisure activities. As a result, over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations under tightened revenue trends. In addition, we have established a more efficient business model that we believe will help enable us to realize improved results when normalized business volumes return. Our present objective is to manage our cost and expense structure to address the current deterioration in business volumes and generate strong and stable cash flows.

Positioning
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in October 2011, we purchased the IP Casino Resort Spa (the "IP") which is a premier casino resort on the Mississippi gulf coast and includes 1,100 guest rooms and suites, a 70,000 square-foot casino, a 1,400-seat theater offering regular headline entertainment, a spa and salon, 73,000 square feet of meeting and convention space, as well as eight restaurants. Additionally, in January 2009, we opened our 22-story hotel at Blue Chip Casino, Hotel and Spa in Michigan City, Indiana ("Blue Chip"), which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

Boyd Brand Awareness
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

In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPad, or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program. “B Connected Mobile” provides real-time personalized information when a customer visits a Boyd property, including hotel, dining and gaming offers, such as “Best Rates Available” on hotel rooms for “B Connected” members, instant access to event information, schedules and special offers at all Boyd Gaming properties using a search engine which allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools help customers get the greatest value out of their B Connected membership, and ensure that our marketing is as effective as possible.

Borgata Brand Awareness
Borgata sponsors its own program to expand its brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to serve an important role: to retain existing customers, maintain trip frequency and acquire new customers. Borgata offer its guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access of account balances and other program information. In addition, Borgata strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. Borgata maintains a database of nearly 3.1 million customers enrolled in “My Borgata Rewards,” which is used to support its marketing efforts.

Other Promotional Activities

From time to time, we offer other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties, and mid-week and other promotional activities that seek to generate visits to our properties during slower periods. Unlike some of our competitors, our promotional slot dollars are restricted and can only be redeemed for slot play and may not be cashed out. Comp dollars, generally in the form of monetary discounts, and other rewards generally can only be redeemed at our restaurants, retail and spa facilities.

General Business Developments
Significant developments affecting our business during the past five years are as follows:

•
On October 4, 2011, we consummated the acquisition of IP pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities related to the IP, on an as-is basis. The net purchase price was $280.6 million. Accordingly, the acquired assets and assumed liabilities of IP are included in our consolidated balance sheet as of December 31, 2011 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from October 4, 2011 through December 31, 2011, reported in our consolidated statements of operations and cash flows, respectively, during the year ended December 31, 2011.

•
On October 31, 2011, we announced that we had entered into an agreement with bwin.party digital entertainment plc, the world's largest publicly traded online gaming company. Should Congress legalize online poker in the United States, and subject to regulatory approvals, we would acquire a 10% stake in a new company that would offer online poker to U.S.-based players under bwin.party's brands, including PartyPoker. Separately, we entered into a 15-year agreement to use bwin.party's technology platform and associated services, at favorable rates and costs to us, to offer online poker to U.S. players under a brand we develop.

•
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) ("MGM"), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have included Borgata in our consolidated balance sheet as of December 31, 2011 and 2010, and its results of operations and cash flows from March 24, 2010 through December 31, 2010 and for the full year ended December 31, 2011 in our consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010, respectively. Prior period amounts were not restated or recasted as a result of this change.

•
Blue Chip opened on January 22, 2009, following completion of an expansion project that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structures.

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

•
We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

•
In February 2007, we completed our exchange of the Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction.

Business Strategy
Our properties generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality, entertainment and leisure companies. We believe that the following factors have contributed to our success in the past and are central to our success in the future:

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
Properties
As of December 31, 2011, we own or operate 1,042,787 square feet of casino space, containing approximately 25,973 slot machines, 655 table games and 11,418 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 72%, 73% and 75% of gross revenues for the years ended December 31, 2011, 2010 and 2009 respectively. Food and beverage gross revenues, which generated approximately 14% of gross revenues for each of the years ended December 31, 2011 and 2010 and 13% during the year ended December 31, 2009, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during all of these respective years.
The following table sets forth certain information regarding our properties (listed by the segment in which each such property is reported), as of and for the year ended December 31, 2011 (except with respect to the hotel occupancy and average daily rate statistics for IP, which data is presented for the period from October 4, 2011 through December 31, 2011; however, all other statistics presented with respect to IP are as of December 31, 2011).

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Gold Coast Hotel and Casino	2004	85,500	1,920	49	711	85%	$47
The Orleans Hotel and Casino	2004	133,800	2,623	60	1,885	89%	$52
Sam's Town Hotel and Gambling Hall	1979	126,700	2,115	26	646	91%	$44
Suncoast Hotel and Casino	2004	95,000	2,035	34	426	86%	$63
Eldorado Casino	1993	24,200	426	4	—	—%	$—
Jokers Wild Casino	1993	28,100	446	7	—	—%	$—

Downtown Las Vegas
California Hotel and Casino	1975	36,000	1,059	28	781	89%	$33
Fremont Hotel and Casino	1985	30,200	1,054	24	447	87%	$37
Main Street Station Casino, Brewery and Hotel	1993	27,000	859	19	406	91%	$37

Midwest and South
Mississippi
Sam's Town Hotel and Gambling Hall	1994	66,000	1,286	30	842	77%	$46
IP Casino Resort Spa	2011	70,000	1,900	62	1,100	81%	$82
Illinois
Par-A-Dice Hotel Casino	1996	26,000	1,167	21	202	91%	$66
Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,965	42	486	77%	$72
Louisiana
Treasure Chest Casino	1997	24,000	980	36	—	—%	$—
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,620	—	203	92%	$55
Sam's Town Hotel and Casino	2004	30,000	1,043	29	514	87%	$82
Total of wholly-owned properties		882,500	22,498	471	8,649

Atlantic City, New Jersey
Borgata Hotel Casino & Spa	2003	160,287	3,475	184	2,769	86%	$134
Total all properties		1,042,787	25,973	655	11,418

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility located on approximately 47 acres of land in Dania Beach, Florida.

Echelon Development
Additionally, we own approximately 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project ("Echelon") is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years. We also do not believe that financing for a development project like Echelon is currently available on terms satisfactory to us.
Las Vegas Locals Segment
Our Las Vegas Locals segment consists of six casinos that serve the resident population of the Las Vegas metropolitan area, which had been one of the fastest growing areas in the United States prior to the economic downturn beginning in late 2007. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. Although we are seeing signs of stabilization, the current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and unstable unemployment in the Las Vegas valley, which has negatively affected consumer spending. Our Las Vegas Locals segment competes directly with other locals' casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.
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
Downtown Las Vegas Segment
We directly compete with 11 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (“California”) in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as five charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed California, Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2011, patrons from Hawaii comprised approximately 68% of the occupied room nights at California, 53% of the occupied room nights at Fremont, and 55% of the occupied room nights at Main Street Station.
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
Midwest and South Segment
Our Midwest and South properties consist of four dockside riverboat casinos, one racino and two barge-based casinos that operate in four states in the Midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Midwest and South properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.
Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall (“Sam's Town Tunica”) is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 842 hotel rooms, an entertainment lounge, four dining venues, and the 1,600-seat River Palace Arena. Tunica is the closest gaming market to Memphis, Tennessee and is located approximately 30 miles south of Memphis. The adult population within a 250-mile radius is over nine million people, which also includes the cities of Nashville in Tennessee, Jackson, Mississippi and Little Rock, Arkansas.

IP Casino Resort Spa
IP overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of a AAA Four Diamond Award. Completely remodeled in 2005, the property features nearly 1,100 hotel rooms and suites; a 70,000-square-foot casino with 1,900 slot machines and 62 table games; 73,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant, and an upscale Asian restaurant.
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
Blue Chip Casino, Hotel & Spa
Blue Chip is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. In 2006, we began operations on our newly constructed single-level dockside riverboat at Blue Chip. The new boat allowed us to expand our casino and, in connection with the construction of our new boat, add a new parking structure and enhance the land-based pavilion. On January 22, 2009, we completed an expansion project at Blue Chip that added a 22-story hotel, which included 300 additional guest rooms and increased total guest rooms to 486, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structure.
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
Delta Downs Racetrack Casino & Hotel
Delta Downs is located in Vinton, Louisiana and has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to wager on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility. We completed an expansion of the casino in 2004 and opened a 203-room hotel at the property in 2005. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming property, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally drive past Delta Downs to reach Lake Charles.
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
Segments
For further information related to our segment information for revenues and operating income as of and for the three years in the period ended December 31, 2011, see Note 20, Segment Information to our consolidated financial statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

Development Project
Echelon
In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.
Nonetheless, we remain committed to having a significant presence on the Las Vegas Strip. During the suspension period, we continue to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures, scope modifications, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on Echelon, or if we will be able to obtain alternative sources of financing for the project.

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

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it owns in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelon's Resorts obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would be terminated concurrent with the purchase of the LVE assets pursuant to the Purchase Option Agreement.
Other Events
Terminated agreement to sell Dania Jai-Alai
On April 29, 2011, the Aragon Group and Summersport Enterprises, LLC, two of our indirect wholly-owned subsidiaries (the “Sellers”), and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of Dania Jai-Alai. Pursuant to the terms of the Agreement, the Sellers agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities related to Dania Jai-Alai, for a purchase price of $80 million. On September 15, 2011, the Buyer elected to extend the closing date of its pending acquisition of Dania Jai-Alai in Dania Beach, Fla. The sale was then expected to close on or before November 28, 2011. As permitted under the terms of the definitive sale agreement, the Buyer had made an additional, non-refundable payment of $2 million to Boyd Gaming in exchange for the extension of the closing date. Boyd Gaming previously received a $5 million non-refundable deposit upon execution of the definitive agreement. The Agreement provided that the closing of the transactions contemplated by the Agreement was to occur on or prior to November 28, 2011; however, on November 28, 2011, we announced the termination of the Agreement after receiving notice from the Buyer that the Buyer would be unable to close on such date. Accordingly, all non-refundable deposits made by the Buyer were forfeited at such date. We remain the owner of Dania Jai-Alai and will continue to operate the property for the foreseeable future.

Agreement with bwin.party
On October 31, 2011, we announced that we had entered into an agreement with bwin.party digital entertainment plc, the world's largest publicly traded online gaming company. Should Congress legalize online poker in the United States, and subject to regulatory approvals, we would acquire a 10% stake in a new company that would offer online poker to United States-based players under bwin.party's brands, including PartyPoker. Separately, we entered into a 15-year agreement to use bwin.party's technology platform and associated services to offer online poker to United States players under a brand we develop, assuming Congress passes enabling legislation.

Acquisition of IP Casino Resort Spa ("IP")
On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price was approximately $280.6 million. In addition to the net purchase price, the Company intends to perform certain capital improvement projects with respect to the property at an estimated cost of $44 million. The financial position of IP is presented in our consolidated balance sheets as of December 31, 2011; and its results of operations are included in our consolidated statement of operations and cash flows for the period from October 4, 2011 through December 31, 2011.

Consolidation of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have consolidated the financial position and results of operations of Borgata from March 24, 2010 through December 31, 2010. Prior period amounts were not restated or recasted as a result of this change. The financial position of Borgata is presented in our consolidated balance sheets as of December 31, 2011 and 2010; its results of operations for the full year ended December

31, 2011 are included in our consolidated statement of operations and cash flows for the year ended December 31, 2011; its results of operations for the period from March 24, 2010 through December 31, 2010 are included in our consolidated statement of operations and cash flows for the year ended December 31, 2010.

Seasonality
Our cash flows from operating activities are seasonal in nature. Operating results are usually stronger in spring and summer, or during the second and third quarter of our calendar fiscal year, and are traditionally the peak seasons for our business, with autumn and winter being non-peak seasons. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons.
Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky or Oklahoma and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. There is also current legislation pending in certain states, such as Nevada, California and Iowa to legalize internet gaming in their states. Internet gaming could create additional competition for us and could adversely affect our operations.
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
For a more detailed description of the regulations to which we are subject, please see Exhibit 99.1, “Government Gaming Regulations” which is electronically filed herewith.
Employees and Labor Relations
At December 31, 2011, we employed approximately 22,960 persons, of which 16,764 were employed by Boyd Gaming Corporation and 6,196 were employed by Borgata. On such date, Boyd had collective bargaining agreements with four unions covering 1,578 employees and Borgata had collective bargaining agreements with four unions covering 2,398 employees. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in two cases under the terms of the expired agreements.
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
Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding (all capitalized terms have the meaning ascribed to such terms throughout this Annual Report on Form 10-K):

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model, are of focus and strategy for realizing improved results when normalized business volumes return;

•
competition, including expansion of gaming into additional markets, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	expenses;

•	our commitment to having a significant presence on the Las Vegas Strip;

•
indebtedness, including Boyd Gaming's and Borgata's ability to refinance or pay amounts outstanding under our respective bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we and Borgata will need to refinance all or a portion of our respective indebtedness at or before maturity;

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

•
our expectations with respect to continued disruptions in the global capital markets, the effect of such disruptions on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Amended Credit Facility;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	our expectations for capital improvement projects with respect to IP;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Amended Credit Facility and Borgata's credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our market risk exposure and efforts to minimize risk;

•
the timing of the delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, our expectations as to the costs associated with wind-down procedures and delays related to the project as well as the value of capitalized costs and recurring costs we expect to incur in the future, and our belief that financing for a development project like Echelon continues to be unavailable;

•
expansion, development, investment and renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•
our belief that, except for the Copeland matter (as discussed below), all pending claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;

•	that margin improvements will remain a driver of profit growth for us going-forward;

•	our belief that the risks to our business associated with USCG inspection should not change by reason of inspection by American Bureau of Shipping Consulting ABSC.

•	development opportunities in existing or new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our expectation that Congress legalizes online gaming in the United States;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation, including the litigation involving Treasure Chest casino;

•	our relationship with LVE including, without limitation, our mutual agreement to not initiate litigation, the monthly periodic fee and our option to purchase LVE's assets;

•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotel and casinos;

•
the outcome of various tax audits and assessments, including our appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our consolidated financial statements;

•	our overall outlook, including all statements under the heading Overall Outlook in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our belief that recently issued accounting pronouncements discussed in this Annual Report on Form 10-K will not have a material impact on our financial statements.

•	our expectations with respect to qualification of the Echelon development project for LEED Silver Standard (or equivalent) certification;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Amended Credit Facility covenants; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.
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

•
The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

•	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	poor performance or nonperformance of any of our partners or other third parties upon whom we are relying in connection with any of our projects;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure by us, our partners, or Borgata to obtain financing on acceptable terms, or at all; and

•	failure to obtain necessary government or other approvals on time, or at all.

•	The risk that our ongoing suspension of construction at Echelon may result in adverse effects on our business, results of operations or financial condition or other resulting liabilities.

•	The risk that USCG may not continue to allow in-place underwater inspections of our riverboats.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Amended Credit Facility or Borgata's bank credit facility, as amended, and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•	The risk that we or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in our Amended Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in its bank credit facility, as amended;

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our Amended Credit Facility and Borgata's bank credit facility, as amended.

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the current economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the mid-Atlantic region.

•	Borgata's expected liabilities under the multiemployer pensions in which it operates.
Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2011 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A. Risk Factors
The material risks and uncertainties that management believes affect us are described below. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock, senior notes and senior subordinated notes, as well as Borgata's senior secured notes, could decline significantly, and investors could lose all or part of their investment. We encourage investors to also review the risks and uncertainties relating to our business contained in Part I, Item 1, Business - Important Information Regarding Forward-Looking Statements.

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
We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam's Town Shreveport.
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

We are not able to predict the duration or severity of economic downturns or the resulting impact on the solvency or liquidity of our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”) to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facility. If we were otherwise required to renegotiate or replace our Amended Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the year ended December 31, 2011. However, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements. In addition to our annual scheduled impairment test, in accordance with the provisions of the authoritative guidance for the impairment or disposal of long-lived assets, we test certain long-lived assets for impairment if a triggering event occurs. During the first quarter of 2011, we performed an interim impairment test of the trademark in connection with the valuation of Borgata, due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded an impairment charge of $5.0 million to the trademark.

We are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in significant write-downs and impairment charges during the years ended December 31, 2009 and 2008. If one or more of such negative events were to recur, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.

In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the years ended December 31, 2011, 2010, and 2009. We initially performed this evaluation during the year ended December 31, 2009, when the continued suspension was announced and have reconsidered our assumptions on a regular basis since such date. However, due to the degradation in economic conditions in the intervening period since, we have performed these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our initial cash flow assumptions. The outcome of this evaluation did not result in an impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.1 billion at both December 31, 2011 and 2010. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.
Due to the circumstances regarding the final development plan of Echelon, we reviewed our former investment in Morgans/LV Investment LLC ("Morgans"), a joint venture with Morgans Hotel Group Co., for impairment during the year ended December 31, 2009. Considering the subsequent mutual termination of this joint venture, certain of our contributions, primarily related to the architectural and design plans, were ultimately not realizable and, as a result, we recorded an other-than-temporary non cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs.
In addition, during the year ended December 31, 2009, in conjunction with an amendment to the Dania Jai-Alai purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (by increasing goodwill). We tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million during the year ended December 31, 2009.

Our partner in the Holding Company, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has divested its 50% interest and we do not have the ability to select the new partner.
We own a 50% controlling interest in the limited liability company that operates Borgata. MGM currently beneficially owns the other 50% interest. As a result of the New Jersey Department of Gaming Enforcement's (the "NJDGE") investigation of MGM's relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the NJDGE and the New Jersey Casino Control Commission (the "NJCCC") under which MGM placed its 50% ownership interest in Borgata (the "MGM Interest") into a divestiture trust (the "Divestiture Trust"), which was established for the purpose of selling the MGM Interest to a third party.
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
While we believe we will retain direct control of the operations of Borgata, based on our current operating agreement, a new partner may want to negotiate greater rights or different terms. If we agree to consider changes to the operating agreement, these negotiations may decrease our ability to directly control the facility and effectively manage our financial risk. Any new partner could have economic or business interests or goals that are inconsistent with our economic or business interests or goals. The ongoing operation of the facility could change if we agree to negotiate agreements with a new partner that contain terms that differ from our existing operating agreement.
In addition, Borgata's bank credit facility, as amended, matures in August 2014. At the time of maturity, if Borgata is unable to refinance its bank credit facility on favorable terms, additional credit support and/or capital contributions in the form of equity may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or a new partner, if any, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flow needs of Borgata, and our investment would be at risk. Moreover, if any new partner does not have the financial resources to meet its share of the obligations, or subsequently declares bankruptcy, we could be required to fund more than our 50% share.
We face risks associated with growth and acquisitions.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in October 2011, we consummated the acquisition of the IP. In February 2007, we completed the Barbary Coast exchange transaction. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.
We can provide no assurances as to when, or if, construction will resume on Echelon, or if we will be able to obtain alternative sources of financing for the project. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, or the effect that such delay will have on our business, operations or financial condition. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.
There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.

Our expansion and development of Echelon Resorts may face significant risks inherent in construction projects.
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

LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts, we have entered into an ESA with LVE, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE will provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

LVE has suspended construction of the central energy center while the Echelon project is delayed. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommenced and proceeded with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter. On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and that any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts has agreed to pay LVE, beginning March 4, 2011, the Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it will own in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA: or (ii)

Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resorts' prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelon Resorts' obligation to pay the Periodic Fee and the operation and maintenance fee.
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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Amended Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, forgoing any future distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
In the past few years there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our Amended Credit Facility (to the extent that availability exists under our Amended Credit Facility, as applicable, after we meet our working capital needs).
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
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.4 to our Registration Statement on Form S-4 filed with the SEC on September 2, 2011, which in incorporated herein by reference. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.
Regulation of smoking
Each of New Jersey and Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions.
Additionally, on April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City's City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008,

Atlantic City's City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City's City Council announced that it would not consider a full smoking ban in casinos pending further review.
Regulation of directors, officers, key employees and partners
Our directors, officers, key employees and joint venture partners must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.
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

Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use tax paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.

Blue Chip Property Taxes

Blue Chip has previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed; and, in February 2009, we received a notice of revaluation, which reduced the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against the provisional bills related to the years from 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011.
Although we have not received valuation notices for years 2010 and 2011, or final tax rates for the years 2007 through 2011, we believe the assessments for the period from January 1, 2007 through December 31, 2011 could result in a total property tax obligation ranging between $10.6 million and $15.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.1 million for this property tax liability as of December 31, 2011, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2007 through December 31, 2011, which have not been received as of December 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.
New Jersey Income Taxes
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

Increase in Taxation
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
In connection with Borgata's collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, it participates in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. On May 28, 2010, Borgata agreed upon a schedule with Local 54/UNITE HERE pursuant to which it began making increased monthly contributions to the Fund on October 1, 2011.
Borgata's current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and its unfunded vested liability to the Fund is $47.1 million for the plan year beginning on January 1, 2011. A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, which may require Borgata to make contributions in addition to those already contemplated. Any such increases in required contributions could adversely affect Borgata's results of operations.
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
In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected area. For example, during January and February 2011, much of the country was impacted by some of the worst winter weather in decades, particularly in the Midwest. Although our properties at Blue Chip and Par-A-Dice were not closed as a result, these storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such time. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. The hearing on the pending motions is scheduled for March 26, 2012. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
We also have “builder's risk” insurance coverage for our development and expansion projects, including Echelon. Builder's risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder's risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder's risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2011, patrons from Hawaii comprised 68% of the room nights sold at the California, 53% at Fremont and 55% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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
The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, including pandemic health threats, such as the avian influenza virus, SARS, or the H1N1 flu, among others, could have a significant adverse effect on our business, financial condition and results of operations. Likewise, adverse economic conditions that affect the national or regional economies in which we operate, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.
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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.4 million per annum at December 31, 2011. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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
Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the American Bureau Shipping Consulting (“ABSC”). ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam's Town Shreveport commenced during 2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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
We lease certain parcels of land on which The Orleans, Suncoast, Treasure Chest, Sam's Town Shreveport, IP and Borgata's hotel and gaming facility are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

Risks Related to our Indebtedness
We have a significant amount of indebtedness.
We had total consolidated long-term debt, net of current maturities, of approximately $3.3 billion at December 31, 2011. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Boyd Gaming Amended Credit Facility
Aggregate commitments under the Amended Credit Facility are approximately $1.6 billion (including $825 million of term loans and $807 million of revolving commitments), In November 2011, we exercised $350 million of a $500 million increase option under our Amended Credit Facility. At December 31, 2011, our Amended Credit Facility provides a revolving facility of $1.8 billion, the original term of approximately $475 million, and the increased term loan of $350.0 million. The Amended Credit Facility also allows for additional increases to the commitments of $150 million through additional revolving term loans.

Term loans under the Amended Credit Facility amortize in an annual amount equal to 5% of the original principal amount thereof, payable on a quarterly basis. Amortization on the original term loan commenced on March 31, 2011; amortization on the increased term loan will commence on March 31, 2012.

The interest rate per annum applicable to revolving and term loans under the Amended Credit Facility are based upon, at our option, LIBOR or the “base rate” plus an applicable margin in either case. The "base rate" under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) (i) with respect to the revolving facility and the original term loan, the Eurodollar rate for a one month period plus 1.00% and (ii) with respect to the increased term loan, the "effective Eurodollar rate". The "effective Eurodollar rate" is defined as the greater of (x) the Eurodollar Rate in effect for such Eurodollar Rate Loan under the Amended Credit Facility and (y) 1.25% for any interest period.

The applicable margin on the outstanding balance on the revolving facility and the original term loan is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio which ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (is using the base rate). The interest rate per annum applicable to the increased term loan is (a) the effective Eurodollar rate plus 4.75% if and to the extent the increased term loan is a Eurodollar Rate Loan under the Amended Credit Facility and (b) the base rate plus 3.75% if and to the extent the increased term loan is a Base Rate Loan under the Amended Credit Facility.
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
In addition, our Amended Credit Facility requires us to maintain certain ratios, including a minimum Interest Coverage Ratio (as defined in the Amended Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Amended Credit Facility) that adjust over the life of our Amended Credit Facility. We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at December 31, 2011, were 2.50 to 1.00, 6.80 to 1.00 and 4.27 to 1.00, respectively.
At December 31, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 12.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at December 31, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that 5.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at December 31, 2011, assuming our current level of interest expense remains constant, we estimate that a 20.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

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

Boyd Gaming Senior Subordinated and Senior Notes
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, respectively, and repayment of our 9.125% senior notes due on December 1, 2018.

Borgata Long-Term Debt
Borgata has a bank credit facility. The Borgata bank credit facility, as amended, provides for a $75 million senior secured revolving credit facility and matures in August 2014. The Borgata bank credit facility, as amended, is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility, as amended, have priority in payment to Borgata's senior secured notes.

Borgata's bank credit facility, as amended, contains customary affirmative and negative covenants, including covenants that limit Borgata's ability to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	engage in unrelated business activities.

•
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
We did not receive distributions from Borgata during the year ended December 31, 2011. Excluding the one-time distribution from Borgata discussed above, our distributions from Borgata were $20.8 million and $60.1 million during the years ended December 31, 2010 and 2009, respectively. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, to service our indebtedness, except to the extent distributions are paid to us, to satisfy tax liabilities related to income of Borgata.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior subordinated and senior notes and Borgata's senior secured notes do not fully prohibit us or our subsidiaries from doing so. Approximately $136.8 million of contractual availability was available for borrowing under our Amended Credit Facility at December 31, 2011. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

Borgata may be unable to refinance its indebtedness.
In August 2010, Borgata entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured debt, $400 million of which matures in October 2015 and $400 million of which matures in August 2018.

On November 11, 2011, MDFC entered into the "Borgata bank credit facility Amendment", which, among other things, modifies certain terms of the Borgata bank credit facility. The Borgata bank credit facility Amendment: (i) reduces the aggregate commitments under the Borgata bank credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility, as amended) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility, as amended, to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company's outstanding shares of common stock as of December 31, 2011. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
Information relating to the location and general characteristics of our properties appears in tabular format under Part I, Item 1, Business - Properties, and is incorporated herein by reference.
As of December 31, 2011, some of our hotel casinos and development projects are located on leased property, including:

•	The Orleans, located on 77 acres of leased land.

•	Suncoast, located on 49 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP Casino Resort Spa, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Borgata, located on 26 acres of owned land and 19.6 acres of leased land.

ITEM 3.	Legal Proceedings.
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. The hearing on the pending motions is scheduled for March 26, 2012. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use tax paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
Blue Chip has previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed; and, in February 2009, we received a notice of revaluation, which reduced the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against the provisional bills related to the years from 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011.
Although we have not received valuation notices for years 2010 and 2011, or final tax rates for the years 2007 through 2011, we believe the assessments for the period from January 1, 2007 through December 31, 2011 could result in a total property tax obligation ranging between $10.6 million and $15.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.1 million for this property tax liability as of December 31, 2011, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2007 through December 31, 2011, which have not been received as of December 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.
Legal Matters
We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.        Mine Safety Disclosures

Not applicable

ITEM 4A.	Executive Officers of the Registrant.
The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 29, 2012:

Name	Age	Position
Paul J. Chakmak	47	Executive Vice President and Chief Operating Officer
Brian A. Larson	56	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	50	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellie J. Bowdish	44	Vice President and Chief Accounting Officer (Principal Accounting Officer)
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

	High	Low
Year Ended December 31, 2011
First Quarter	$12.42	$9.00
Second Quarter	10.26	7.73
Third Quarter	9.64	4.90
Fourth Quarter	7.63	4.48
Year Ended December 31, 2010
First Quarter	10.11	7.49
Second Quarter	13.78	8.49
Third Quarter	9.03	6.80
Fourth Quarter	10.60	7.24

On February 29, 2012, the closing sales price of our common stock on the NYSE was $8.01 per share. On that date, we had approximately 862 holders of record of our common stock and our directors and executive officers owned approximately 38% of the outstanding shares. There are no other classes of common equity outstanding.
Dividends
Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of a quarterly dividend for future periods, and we therefore have not paid any dividends since that date, or within the span of the past three year period. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our Amended Credit Facility and our outstanding notes.
Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. Through December 31, 2011, we have repurchased 1.7 million shares of our common stock under the share repurchase program and are authorized to repurchase up to an additional $92.1 million in shares.
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
We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our Amended Credit Facility and our outstanding notes.
No purchases under our stock repurchase program were made during the fourth quarter of the fiscal year ended December 31, 2011. In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.
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

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2007	$76.25	$107.98	$75.57
December 2008	10.73	68.86	23.43
December 2009	18.99	94.60	36.98
December 2010	24.06	119.80	46.73
December 2011	16.93	117.72	40.08
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.	Selected Financial Data.
We have derived the selected consolidated financial data presented below as of December 31, 2011 and 2010 and for the three years in the period ended December 31, 2011 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2009, 2008 and 2007 and as of and for the years ended December 31, 2008 and 2007 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Statement of Operations Data:
Revenues
Gaming	$1,986,644	$1,812,487	$1,372,091	$1,477,476	$1,666,422
Food and beverage	388,148	347,588	229,374	251,854	273,036
Room	246,209	211,046	122,305	140,651	153,691
Other	135,176	123,603	100,396	117,574	128,870
Gross Revenue	$2,756,177	$2,494,724	$1,824,166	$1,987,555	$2,222,019

Operating income (loss)	$233,104	$189,359	$156,193	$(153,429)	$354,232

Income (loss) from continuing operations before income taxes	$(6,278)	$20,486	$5,317	$(249,536)	$184,935

Income taxes	$(1,721)	$(8,236)	$(1,076)	$26,531	$(64,027)

Income from discontinued operations	$—	$—	$—	$—	$182,127

Noncontrolling interests	$4,145	$(1,940)	$—	$—	$—

Net income (loss) attributable to Boyd Gaming Corporation	$(3,854)	$10,310	$4,241	$(223,005)	$303,035

Basic net income (loss) per share from continuing operations	$(0.04)	$0.12	$0.05	$(2.54)	$1.38

Basic net income per share from discontinued operations	$—	$—	$—	$—	$2.08

Diluted net income (loss) per share from continuing operations	$(0.04)	$0.12	$0.05	$(2.54)	$1.36

Diluted net income per share from discontinued operations	$—	$—	$—	$—	$2.06

Balance Sheet Data:
Cash and cash equivalents	$178,756	$145,623	$93,202	$98,152	$165,701
Total assets	5,883,054	5,656,861	4,459,957	4,605,427	4,487,596
Long-term debt, net of current maturities	3,347,226	3,193,065	2,576,911	2,647,058	2,265,929
Total stockholders' equity	1,374,079	1,361,369	1,156,369	1,143,522	1,385,406
The following summarizes the significant transactions recorded during each of the years referenced:
Year Ended December 31, 2011
$44.6 million of incremental net revenue and $3.2 million of incremental operating income related to the acquisition of IP on October 4, 2011 and the inclusion of their results in our consolidated financial statements from such date through December 31, 2011;
$7.0 million income related to the forfeited deposits from the buyers on the proposed sale of Dania Jai-Alai, which sale was never consummated;
$6.4 million of acquisition costs were recorded, of which $4.8 million related to the purchase of IP on October 4, 2011;
$5.0 million non-cash impairment charge to the Borgata trademark, representing the amount by which the carrying amount exceeded its fair value due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City;
$4.6 million bargain purchase gain representing the excess fair value of the identified assets over the total purchase consideration related to the acquisition of IP; and
$1.1 million non-cash impairment charge to Borgata's investment in an unconsolidated subsidiary, representing the amount by which the carrying value of the investment exceeded its potential liquidation value.
Year ended December 31, 2010
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
$8.9 million of retroactive interest expense related to our contingent payment for Dania Jai-Alai; and
$1.8 million of accelerated interest expense related to our Amended Credit Facility.
Year ended December 31, 2008
$385.5 million of write-downs and other charges, net;
$28.6 million gain on the early retirements of debt;
$20.3 million of preopening expenses; and
$3.7 million one-time permanent unfavorable tax adjustment related to non-recurring state income tax valuation allowances.
Year ended December 31, 2007
$22.8 million of preopening expenses;
$16.9 million loss on the early retirements of debt;
$12.1 million of write-downs and other charges, net;
$3.2 million for a one-time retroactive property tax adjustment at Blue Chip; and
$1.3 million of one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit.
The following is a listing of significant events affecting our business during the five-year period ended December 31, 2011:

•
On October 4, 2011, we consummated the acquisition of IP pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities related to the IP, on an as-is basis. The net purchase price was $280.6 million. Accordingly, the acquired assets and assumed liabilities of IP are included in our consolidated balance sheet as of December 31, 2011 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from October 4, 2011 through December 31, 2011, reported in our consolidated statements of operations and cash flows, respectively, during the year ended December 31, 2011.

•
On October 31, 2011, we announced that we had entered into an agreement with bwin.party digital entertainment plc, the world's largest publicly traded online gaming company. Should Congress legalize online poker in the United States, and subject to regulatory approvals, we would acquire a 10% stake in a new company that would offer online poker to U.S.-based players under bwin.party's brands, including PartyPoker. Separately, we entered into a 15-year agreement to use bwin.party's technology platform and associated services, at favorable rates and costs to us, to offer online poker to U.S. players under a brand we develop.

•
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) ("MGM"), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have included Borgata in our consolidated balance sheet as of December 31, 2011 and 2010, and its results of operations and cash flows from March 24, 2010 through December 31, 2010 and for the full year ended December 31, 2011 in our consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010, respectively. Prior period amounts were not restated or recasted as a result of this change.

•
Blue Chip opened on January 22, 2009, following completion of an expansion project that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structures.

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

•
We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

•
In February 2007, we completed our exchange of the Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. The results of Barbary Coast were classified as discontinued operations during the year ended December 31, 2007.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 36 years.

Our Properties
We are a diversified operator of 16 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present the following four reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility located on approximately 47 acres of related land in Dania Beach, Florida.

Echelon Development
Additionally, we own approximately 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project ("Echelon") is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years. We also do not believe that financing for a development project like Echelon is currently available on terms satisfactory to us.

Our Emphasis
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

Strengthening our Balance Sheet: We remain committed to strengthening our balance sheet through diversifying and increasing cash flows to provide for deleveraging.

Operating Efficiently: We also remain committed to operating more efficiently and endeavor to prevent unneeded expense in our business. The efficiencies of our business model position us to flow a substantial portion of revenue gains directly to the bottom line. Margin improvements will remain a driver of profit growth for the Company going forward.

Evaluating Acquisition Opportunities: We evaluate potential transactions and acquisitions in a way that is strategic, deliberate, and disciplined. Our intention is to pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price.

Maintaining our Brand: The ability of our employees to deliver great customer service remains a key differentiator for our Company and our brands. Our employees are an important reason that our customers continue to choose our properties over the competition across the country.

Our Focus
Our focus has been and will remain on: (i) ensuring our existing operations are managed as efficiently as possible, improving profitability and remaining positioned for growth; (ii) our capital structure and strengthening our balance sheet, not just by paying down debt, but also by strengthening our operations and diversifying our asset base; and (iii) our growth strategy, which is built on finding those assets that are a good strategic fit and provide an appropriate return to our shareholders.
Overall Outlook
We believe that our key operating results for the year ended December 31, 2011 have begun to show positive trends. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, recent quarterly results indicate that we have realized some stabilizing trends in our business. Recently, and generally, the tourism industry has shown signs of recovery, as evidenced by increased visitation, hotel room rates and convention business.

Economic Influence
Due to a number of factors affecting consumers, including the increasing Federal deficit, volatility in the stock market, the European debt crisis and high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the gaming industry remains unpredictable. We believe the severity and length of recovery from this economic recession has had a profound effect on consumer behavior and has led to a shift in spending from discretionary items. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure to address the current deterioration in business volumes, generating strong and stable cash flows and positioning the Company to benefit from improved flow through of revenue growth.

Positioning
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in October 2011, we purchased the IP Casino Resort Spa (the "IP")in Biloxi, Mississippi, which is a premier casino resort located on the Mississippi Gulf Coast and includes 1,100 guest rooms and suites, a 70,000 square-foot casino, a 1,400-seat theater offering regular headline entertainment, a spa and salon, and 73,000 square feet of meeting and convention space, as well as eight restaurants. Additionally, in January 2009, we opened our 22-story hotel at Blue Chip Casino, Hotel & Spa, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

Boyd Brand Awareness
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
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPad. or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program. “B Connected Mobile” provides real-time personalized information when a customer visits a Boyd property, including hotel, dining and gaming offers, such as “Best Rates Available” on hotel rooms for “B Connected” members, instant access to event information, schedules and special offers at all Boyd Gaming properties using a search engine which allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools help customers get the greatest value out of their B Connected membership, and ensure that our marketing is as effective as possible.

Borgata Brand Awareness
Borgata sponsors its own program to expand its brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to serve an important role: to retain existing customers, maintain trip frequency and acquire new customers. Borgata offer its guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access of account balances and other program information. In addition, Borgata strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. Borgata maintains a database of nearly 3.1 million customers enrolled in “My Borgata Rewards,” which is used to support its marketing efforts.

Other Promotional Activities
From time to time, we offer other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties, and mid-week and other promotional activities that seek to generate visits to our properties during slower periods. Unlike some of our competitors, our promotional slot dollars are restricted and can only be redeemed for slot play and may not be cashed out. Comp dollars, generally in the form of monetary discounts, and other rewards generally can only be redeemed at our restaurants, retail and spa facilities.
Development Activities
Echelon
In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.
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

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement" and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it owns in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelon's Resorts obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would be terminated concurrent with the purchase of the LVE assets pursuant to the Purchase Option Agreement.
As of December 31, 2011, we have incurred approximately $926.0 million in capitalized costs related to the Echelon project, including land, and not including approximately $163.8 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $1.0 million of capitalized costs annually, principally related to the offsite fabrication of a skylight and curtain wall as well as offsite improvements. We expect to incur a one-time capitalized cost of $4.2 million, principally related to site beautification in 2012. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.5 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.
In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Other Events
Terminated agreement to sell Dania Jai Alai
On April 29, 2011, the Aragon Group and Summersport Enterprises, LLC, two of our indirect wholly-owned subsidiaries (the “Sellers”), and Dania Entertainment Center, LLC (the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets and liabilities of Dania Jai-Alai. Pursuant to the terms of the Agreement, the Sellers agreed to sell and transfer, and the Buyer agreed to purchase and assume, certain assets and liabilities related to Dania Jai-Alai, for a purchase price of $80 million. On September 15, 2011, the Buyer elected to extend the closing date of its pending acquisition of Dania Jai-Alai in Dania Beach, Fla. The sale was then expected to close on or before November 28, 2011. As permitted under the terms of the definitive sale agreement, the Buyer had made an additional, non-refundable payment of $2 million to Boyd Gaming in exchange for the extension of the closing date. Boyd Gaming previously received a $5 million non-refundable deposit upon execution of the definitive agreement. The Agreement provided that the closing of the transactions contemplated by the Agreement was to occur on or prior to November 28, 2011; however, on November 28, 2011, we announced the termination of the Agreement after receiving notice from the Buyer that the Buyer would be unable to close on such date. Accordingly, all non-refundable deposits made by the Buyer were forfeited at such date. We remain the owner of Dania Jai-Alai and will continue to operate the property for the foreseeable future.

Agreement with bwin.party
On October 31, 2011, we announced that we had entered into an agreement with bwin.party digital entertainment plc, the world's largest publicly traded online gaming company. Should Congress legalize online poker in the United States, and subject to regulatory approvals, we would acquire a 10% stake in a new company that would offer online poker to U.S.-based players under bwin.party's brands, including PartyPoker. Separately, we entered into a 15-year agreement to use bwin.party's technology platform and associated services, at favorable rates and costs to us, to offer online poker to U.S. players under a brand we develop.

Acquisition of IP Casino Resort Spa
On October 4, 2011, we consummated the acquisition of IP in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi , on an as-is basis. The net purchase price was approximately $280.6 million. The financial position of IP is included in our consolidated balance sheet as of December 31, 2011; and its results of operations for the period from October 4, 2011 through December 31, 2011 are included in our consolidated statements of operations and cash flows for the year ended December 31, 2011.

Consolidation of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have consolidated the financial position and results of operations of Borgata from March 24, 2010 through December 31, 2010. Period prior to such date were not restated or recasted as a result of this change and reflect the accounting for our interest in Borgata under the equity method. Accordingly, the financial position of Borgata is presented in our consolidated balance sheets as of December 31, 2011 and December 31, 2010; its results of operations for the year ended December 31, 2011 are included in our consolidated statement of operations and cash flows for the year ended December 31, 2011; its results of operations for the period from March 24, 2010 through December 31, 2010 are included in our consolidated statement of operations and cash flows for the year ended December 31, 2010 and for the full year ended December 31, 2011.

RESULTS OF OPERATIONS
Summary
Years Ended December 31, 2011, 2010 and 2009
We believe that our key operating results for the year ended December 31, 2011 showed increasing positive trends throughout the year. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, results during the year ended December 31, 2011 indicate that we have realized some stabilizing trends in our business. Generally, the job market is strengthening, as the national unemployment rate has continued to decline throughout 2011. As the job market recovers and expands, we believe that consumer confidence will strengthen further. These and other positive trends reflect recoveries in our wholly-owned businesses.

Specifically, in our Las Vegas Locals region, visitor counts, room rates and convention sales began to stabilize and increase over the past eighteen months. Our Downtown Las Vegas segment is benefiting from successful marketing efforts to our Hawaiian customers, and the strength of the local Hawaiian economy. The economy in the Midwest and South region has been more resilient than the national and Las Vegas economies, as certain of our properties reported margin improvements and record growth during the year ended December 31, 2011. Although we have gained record market share and increased non-gaming revenues in Atlantic City, the entire market continues to experience a difficult period, due to increased local and regional competition.

Throughout the discussion in this section, certain line items in our results of operations for the years ended December 31, 2010 and 2009 are presented both on an actual and a pro forma basis, giving effect of the consolidation of Borgata as if such had occurred on January 1, 2010 or 2009, respectively, rather than March 24, 2010. These presentations are for the purposes of comparability, and all such results and discussions reflecting these pro forma adjustments are identified as such.

Overview of Key Operating Results
Years Ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2010	2009	2009
		Actual	Pro Forma	Actual	Pro Forma
	(In thousands)
Net revenues	$2,336,238	$2,140,899	$2,299,188	$1,640,986	$2,418,394
Operating income	233,104	189,359	197,504	156,193	229,616
Net income (loss) attributable to Boyd Gaming Corporation	(3,854)	10,310	10,310	4,241	4,241

Years Ended December 31, 2011 and 2010
Net Revenues
Net revenues were $2.34 billion for the year ended December 31, 2011 as compared to a pro forma $2.30 billion for the comparable period in the prior year, an increase of approximately $37.1 million or 1.6%. The IP acquisition which occurred on October 4, 2011, remunerated $44.6 million in net revenues during the period from October 4, 2011 through December 31, 2011. While certain properties and regions showed growth in the latter half of the year ended December 31, 2011, our business continued to stabilize throughout the year but net revenues were partially offset by increased promotional activities. Promotional allowances increased by $22.0 million primarily due to the acquisition of IP, which represented $11.6 million of this increase, as well as Borgata's promotional allowances which increased by $12.9 million in response to increased competition. The increase in IP and Borgata promotional allowances was offset by our cost containment measures at other properties. As discussed below, we saw stabilizing and improving trends throughout the year ended December 31, 2011, which were offset by a decline in our other segments, the most significant decrease of which was in Atlantic City.

Operating Income
Operating income was $233.1 million for the year ended December 31, 2011 as compared to $197.5 million for the year ended December 31, 2010, on a pro forma basis, representing an increase of $35.6 million or 18.0%. This increase was due to improved operating efficiencies, which given our focus on cost containment over the past several years, largely improves our profit margins, which increased overall by 160 basis points. The increase was also somewhat attributable to the operating performance of IP since its acquisition, which contributed approximately $3.2 million in operating income during the year ended December 31, 2011. The increase was offset by an incremental $9.3 million in other operating charges, net, which represented charges of $14.1 million, and included $6.7 million of asset impairment charges, $6.4 million of acquisition costs related primarily to the acquisition of IP and the evaluation of other acquisition opportunities and $1.4 million related to the insurance deductible and other non-reimbursable costs related to the flooding at Sam's Town Tunica during the year ended December 31, 2011.

Net Loss Attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming Corporation was $3.9 million for the year ended December 31, 2011, compared to net income of $10.3 million for the corresponding period of the prior year, due primarily to significantly higher interest costs. On a comparative basis, non-recurring other income and gains recorded during these periods was relatively consistent.

Years Ended December 31, 2010 and 2009
Net Revenues
Pro forma net revenues were $2.30 billion for the year ended December 31, 2010 as compared to pro forma net revenues of $2.42 billion for the comparable period in the prior year, a decrease of approximately $119.2 million or 4.9%. The decline was primarily due to lower levels of consumer spending, room rate pressures experienced in our Las Vegas Locals region and lower visitor volumes in our Downtown region. In addition, net revenues at our Louisiana properties stabilized in the latter half of 2010 but continued to decline throughout the year as market conditions normalized in that region from the strong and, in some cases, record levels in the prior year. Borgata contributed $738.4 million in net revenues, on a pro forma basis, which reflected a decline of $39.0 million from the comparable prior year period primarily due to the impact of declines in table game hold, adverse impact of severe weather and reduced visitation to Atlantic City during the year.

Operating Income
On a comparable pro forma basis, operating income declined by 14.0% to $197.5 million during the year ended December 31, 2010 compared to the prior year, primarily due to the residual effect of the net revenue items identified above for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, operating income from Borgata, reflected on a comparable pro forma basis in both periods, declined $47.2 million, or 32.1%, due to the lower net revenue base and insurance gain on workers compensation.
Net Income (Loss) Attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming Corporation increased by $6.1 million, or 143.1%, due primarily to the recognition of the $10.0 million payment associated with the amendment to our operating agreement with MGM earlier that year. The overall increase in net income was offset by increased interest expense, due primarily to the refinancing of Borgata's debt, and by a change in the fair value of our derivative instruments due to the de-designation of such as hedged during the year ended December 31, 2010.
Operating Revenues
Years Ended December 31, 2011, 2010 and 2009
The following analysis discusses our operating revenues, on a consolidated basis, which are further supplemented by our operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which generated approximately 72%, 73% and 75% of gross revenues for the years ended December 31, 2011, 2010 and 2009 respectively. Food and beverage gross revenues, which generated approximately 14% of gross revenues for each of the years ended December 31, 2011 and 2010 and 13% during the year ended December 31, 2009, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during all of these respective years.

	Year Ended December 31,
	2011	2010	2010	2009	2009
		Actual	Pro Forma	Actual	Pro Forma
	(In thousands)
REVENUES
Gaming	$1,986,644	$1,812,487	$1,950,318	$1,372,091	$2,063,519
Food and beverage	388,148	347,588	378,806	229,374	372,784
Room	246,209	211,046	235,200	122,305	235,448
Other	135,176	123,603	132,782	100,396	143,016
Gross revenues	2,756,177	2,494,724	2,697,106	1,824,166	2,814,767
Less promotional allowances	419,939	353,825	397,918	183,180	396,373
Net revenues	$2,336,238	$2,140,899	$2,299,188	$1,640,986	$2,418,394

COSTS AND EXPENSES
Gaming	$924,451	$859,818	$919,679	$664,739	$945,359
Food and beverage	200,165	180,840	194,340	125,830	190,047
Room	56,111	49,323	51,508	39,655	51,595
Other	108,907	99,458	106,585	77,840	112,748
	$1,289,634	$1,189,439	$1,272,112	$908,064	$1,299,749
MARGINS
Gaming	53.47%	52.56%	52.84%	51.55%	54.19%
Food and beverage	48.43%	47.97%	48.70%	45.14%	49.02%
Room	77.21%	76.63%	78.10%	67.58%	78.09%
Other	19.43%	19.53%	19.73%	22.47%	21.16%

Years Ended December 2011 and 2010
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Gaming revenues increased by $36.3 million, or 1.9%, during the year ended December 31, 2011 as compared to the corresponding pro forma amount from the prior year due primarily to increases in slot handle and slot win of 0.8% and 2.1%, respectively, which resulted in a 1.3% increase in slot win percentage. Additionally, table drop and table game win increased 3.0% and 6.9%, respectively, which yielded a 3.8% corresponding increase in the table game win percentage. IP accounted for a $38.5 million increase in gaming revenues, rendering a flat performance year over year across various properties. Gaming related costs remained flat, on a pro forma basis, based on our focus on cost containment measures, resulting in a slight increase of 63 basis points in gross gaming margins.

Food and Beverage

Food and beverage revenues increased by $9.3 million, or 2.5% during the year ended December 31, 2011 as compared to the corresponding pro forma amount from the prior year period due to a 2.8% increase in the average guest check, which more than offset the 1.5% decrease in food covers. IP contributed $8.5 million of food and beverage revenue, and its average guest check and food covers are included herein. The increase in food and beverage costs of $5.8 million is due to a 3.7% increase in cost per cover.

Room
Room revenues increased by $11.0 million, or 4.7%, of which IP contributed $7.2 million during the year ended December 31, 2011 as compared to the corresponding pro forma amount from the prior year period, primarily due to an increase in the average daily rate ("ADR") of 1.6% and increase in occupancy of 0.9% driven by destination and convention business. The increase in room costs and expenses of $4.6 million, or 8.9% is due to the increased occupancy coupled with a 1.2% increase in cost per room which resulted in a reduction in margin of 89 basis points.

Other
Other revenues increased by $2.4 million, or 1.8% during the year ended December 31, 2011 as compared to the corresponding pro forma amount from the prior year period, primarily due to increased hotel occupancy and differing amenities offered at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Related other expenses increased by 2.2% as compared to the prior year pro forma amounts due to lower overall margins on the respective composition of increased sales.

Years Ended December 2010 and 2009
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. On a comparable pro forma basis, gaming revenue decreased $113.2 million, or 5.5% during the year ended December 31, 2010 compared to the prior year. The decrease was due primarily to decreases in slot handle of 4.6%, partially offset by a 1.8% increase in slot drop, resulting in a net decrease in slot win of 2.9%. Additionally, table games drop and win decreased by a respective 5.6% and 10.4%, which resulted in a 5.1% corresponding decrease in the table game win percentage. We believe the decrease in gaming volumes reflected the ongoing constraints in consumer spending which resulted from the weakened economy. Gaming related costs decreased $25.7 million as a result of the factors mentioned above.

Food and Beverage
On a comparable pro forma basis, food and beverage revenues increased by $6.0 million, or 1.6% during the year ended December 31, 2010 as compared to the corresponding pro forma amount from the prior year period due to a slight increase in banquet sales and a shift in consumer spending patterns. There was a 1.3% increase in the average guest check.

Room
On a comparable pro forma basis, room revenues remained relatively flat and decreased $0.2 million during the year ended December 31, 2010.

Other
On a comparable pro forma basis, other revenues decreased $10.2 million, or 7.2% and other expenses decreased $6.2 million, or 5.5% during the year ended December 31, 2010 as compared to the prior year, primarily due to a reduction in the number of shows held at our entertainment venues.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating charges, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments and also includes our share of Borgata's operating income, (during the period in which it was accounted for under the equity method of accounting in 2009), before net amortization, preopening and other items.

The following table presents our net revenues and Adjusted EBITDA, by Reportable Segment, for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2010	2009
		Actual	Pro Forma
	(In thousands)
Net Revenues
Las Vegas Locals	$604,965	$607,366	$607,366	$641,941
Downtown Las Vegas	224,251	218,222	218,222	229,149
Midwest and South	771,354	728,767	728,767	762,336
Atlantic City	730,274	580,140	738,429	—
Reportable segment net revenues	2,330,844	2,134,495	2,292,784	1,633,426
Other	5,394	6,404	6,404	7,560
Net revenues	$2,336,238	$2,140,899	$2,299,188	$1,640,986

Adjusted EBITDA
Las Vegas Locals	$145,848	$137,464	$137,464	$155,336
Downtown Las Vegas	35,214	34,227	34,227	46,102
Midwest and South	167,101	143,699	143,699	165,534
Wholly-owned Adjusted EBITDA	348,163	315,390	315,390	366,972
Atlantic City	158,126	136,278	169,393	—
Our share of Borgata's operating income before net amortization, preopening and other items	—	8,146	—	59,470
Adjusted EBITDA	$506,289	$459,814	$484,783	$426,442

Years Ended December 31, 2011 and 2010
Las Vegas Locals
Net revenues declined slightly by 0.4% while Adjusted EBITDA increased by 6.1% during the year ended December 31, 2011, as compared to the corresponding period of the prior year, reflecting improved overall operating performance, generated by successful cost containment initiatives. Although local competition has created an elevated promotional environment; however, through strategic marketing, the region has increased margins by 148 basis points for the year ended December 31, 2011, as compared to the same period in the prior year. The segment also generated growth in hotel occupancy and average daily rates due to increased convention business in the Las Vegas market generally.

Downtown Las Vegas
Net revenues and Adjusted EBITDA increased by 2.8% and 2.9% respectively, during the year ended December, 2011, as compared to the corresponding period of the prior year, due primarily to growth in all primary operating revenues: gaming, food and beverage and room, generated largely from our Hawaiian customers. Greater efficiencies in our operations contributed to strong flow-through in our results, which were partially offset by significantly higher fuel costs at our Hawaiian charter operation. Jet fuel prices have risen sharply during the year, and while our ability to increase fares is limited by fierce competition, we recently introduced a new aircraft on the charter service that will increase capacity and improve costs.

Midwest and South
Net revenues and Adjusted EBITDA increased by 5.8% and 16.3%, respectively, during the year ended December 31, 2011, as compared to the corresponding period of the prior year. The increase in net revenues was entirely from the acquisition of IP, which renumerated $44.6 million to our revenues for the fourth quarter of 2011. While $8.4 million of the $23.4 million increase in Adjusted EBITDA is related to the acquisition of IP, the remaining increase to Adjusted EBITDA is from our business continuing to grow across this region, due to geographic resiliency, most particularly resulting from economic strength in southern Louisiana. Margin improvements of 212 basis points (excluding the effect of IP), have resulted from tight cost control, including disciplined marketing spend.

Atlantic City
Net revenues for the year ended December 31, 2011, as compared to the pro forma results for the year ended December 31, 2010, decreased by 1.1% to $730.3 million from $738.4 million, and Adjusted EBITDA declined by 6.7% to $158.1 million from $169.4 million. Overall, results during the year were negatively impacted by the closure of the property during Hurricane Irene, which cost the property three days of business volume during a relatively busy summer month. Additionally, throughout the year, Borgata has been adversely impacted by promotional spend, which increased to 34.6% of gross gaming revenue for the year ended December 31, 2011 from 32.8% for the prior year. This spend represented increased promotional incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets.

Years Ended December 31, 2010 and 2009
Las Vegas Locals
Net revenues and Adjusted EBITDA declined 5.4% and 11.5%, respectively, during the year ended December 31, 2010 as compared to the prior year, due primarily to cautious discretionary spending by our unrated and lower-tiered players. Both revenues and Adjusted EBITDA improved in each quarter of 2010, signaling signs of recovery in this region; however, the promotional environment continues to be highly competitive.

Downtown Las Vegas
Net revenues and Adjusted EBITDA declined 4.8% and 25.8%, respectively, during the year ended December 31, 2010 as compared to the prior year due primarily to higher fuel costs and lower ticket prices on our Hawaiian charter operation. We retained market share but saw noticeable declines in the amount of spend per visit by our customers.
Midwest and South
Net revenues and Adjusted EBITDA declined by 4.4% and 13.2%, respectively, during the year ended December 31, 2010 as compared to the prior year due primarily to lower levels of consumer spending; however, our business continues to stabilize across this region. We returned to growth in both gross revenues and Adjusted EBITDA during the latter half of 2010.
Atlantic City
During the year ended 2010, we recorded $169.4 million of Adjusted EBITDA related to Borgata, driven by $738.4 million in net revenues. Net revenues decreased $39.0 million during the year ended December 31, 2010 as compared to the prior year pro forma period. The decrease in net revenues is due to a decline in table game win of 15% and slot win of 1.9%, which were due to an 8.3% decrease in table games drop, a 100 basis point decrease in the table games hold percentage and a 3.0% decrease in slot handle. These results have been negatively impacted by heightened competition in the Atlantic City market. We also believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Other Costs and Expenses
The following costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
	2011	2010	2010	2009	2009
		Actual	Pro Forma	Actual	Pro Forma
	(In thousands)
Selling, general and administrative	$394,991	$369,217	$398,198	$284,937	$413,101
Maintenance and utilities	153,512	140,722	154,244	92,296	152,196
Depreciation and amortization	195,343	199,275	216,029	164,427	244,444
Corporate expense	48,962	48,861	48,861	47,617	47,617
Preopening expense	6,634	7,459	7,459	17,798	18,497
Other operating charges, net	14,058	4,713	4,781	41,780	13,174

Years Ended December 31, 2011 and 2010
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, declined slightly from 14.8% to 14.3% during the year ended December 31, 2011 as compared to the corresponding pro forma period of the prior year, despite the reporting of additional costs related to IP. These costs primarily include marketing, technology, compliance and risk, surveillance and security. These costs have generally been reduced in the periods presented due to disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased from 5.7% to 5.6%, on a pro forma basis, during the year ended December 31, 2011 as compared to the corresponding period of the prior year. The decreases in each period are due primarily to the fact that no major maintenance projects were undertaken in either period, coupled with cost reductions associated with the Company's conscious energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense declined, on a pro forma basis, as a percentage of gross revenues from 8.0% to 7.1% during the year ended December 31, 2011 as compared to the corresponding period of the prior year. The decline was due to certain property and equipment becoming fully depreciated and no significant expansion capital expenditures placed into service during these periods and was despite the recording of approximately $4.9 million of depreciation and amortization related to IP.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues remained flat at 1.8% of gross revenues during each of the years ended December 31, 2011 and 2010, respectively, which reflects the ongoing efforts to contain costs in all elements of the business.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During each of the years ended December 31, 2011 and 2010, we recorded preopening expenses related to Echelon, which as a percentage of gross revenues remained relatively flat, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Periodic Fees related to LVE, as discussed above, are included in the expenses related to Echelon during the year ended December 31, 2011; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Other Operating Charges, Net
Other operating charges, net generally include losses on the impairment or disposal of certain assets, costs incurred in relation to acquisition activities and costs (or recoveries) associated with property damage from natural disasters. These costs were comprised of the following items during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In thousands)
Asset impairments and write-downs	$6,741	$736
Acquisition related expenses	6,375	3,977
Flood expenses, net of recoveries	1,428	—
Measurement period adjustments	(486)	—
Other operating charges, net	$14,058	$4,713

During the year ended December 31, 2011, asset impairment charges primarily related to the write down of Borgata's trademark value by $5.0 million, and an impairment of its equity method investment of $1.1 million. Acquisition expenses represent our costs related to the IP acquisition of $4.8 million, as well as costs incurred during the evaluation of other business prospects and opportunities. Additionally, we incurred $1.4 million related to the payment of our insurance deductible and related and non-reimbursable costs, net of recoveries, for the closure of Sam's Town Tunica during the year due to the flooding of the Mississippi river.

Years Ended December 31, 2010 and 2009
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 14.8% and 14.7% , on a pro forma basis, during the years ended December 31, 2010 and 2009, respectively, due to our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses were relatively consistent during the years ended December 2010 and 2009, at 5.7% and 5.4% of gross revenues, respectively, on a pro forma basis, as no major maintenance projects were undertaken in either year. The incremental increase in maintenance and utilities as a percentage of gross revenues during the years ended December 31, 2010 and 2009, respectively, reflects an overall increase in energy costs.

Depreciation and Amortization

Depreciation and amortization expense remained relatively consistent during the pro forma year ended December 31, 2010, as compared to the corresponding period of the prior year, representing 8.0% and 8.7%, of gross revenues respectively. There were no significant expansion capital expenditures that were placed into service during 2010. In 2009, the opening of the hotel tower at Blue Chip resulted in increased depreciation of this building and was offset by other fully depreciated assets.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense on a pro forma basis was relatively flat during the year ended December 31, 2010, as compared to the corresponding prior year, representing 1.8% and 1.7% of gross revenues, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. During the years ended December 31, 2010 and 2009, we recorded preopening expenses related to Echelon, our hotel and expansion project at Blue Chip, our efforts to develop gaming activities in other jurisdictions and other business development activities. On a pro forma basis, preopening expenses decreased $11.0 million for the year ended December 31, 2010, as compared to the prior year, due to the delay of Echelon.

Other Operating Charges, Net
Other operating charges, net primarily represent asset impairment charges and other non-recurring charges. During the year ended December 31, 2010, other operating charges, net was primarily comprised of $4.0 million in expenses related to acquisition activities and a $0.5 million impairment charge on a fair value adjustment related to our investment in certain bonds. During the year ended December 31, 2009, other operating charges, net primarily consisted of total non-cash impairment charges of $42.7 million, of which $13.5 million related to the write-down of our former investment in the Morgans joint venture and $28.4 million related to the impairment of Dania Jai-Alai's goodwill in connection with the January 2009 amendment to the Dania Jai-Alai purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions.

Operating Income from Borgata
Years Ended December 31, 2010 and 2009
Our share of Borgata's operating income before net amortization, preopening and other items from decreased $59.5 million to $8.1 million during the year ended December 31, 2010, as compared to the prior year, due to the consolidation of Borgata's results beginning in March 2010. On a pro forma basis, comparing the results of Borgata as if we had applied equity method accounting in both respective periods, operating income for the full year ended December 31, 2010 was $49.8 million, representing a decrease of $9.7 million from the prior year, which reflects the overall decline in consumer spending globally, the heightened competition in Atlantic City, as well as the effects of the severe winter storms making travel extremely difficult throughout the entire Northeast during the fourth quarter of 2010.

Other Expense (Income)
Interest Expense, net
Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2010	2009
		Actual	Pro Forma
	(In thousands)
Interest Expense, net
Boyd Gaming Corporation	$152,618	$119,310	$119,310	$146,824
Borgata	81,314	45,139	50,199	—
Variable interest entity	16,753	16,104	16,104	—
	$250,685	$180,553	$185,613	$146,824

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,447,557	$2,467,303	$2,467,303	$2,611,985
Borgata	$822,589	$706,102	$706,102	$—

Weighted Average Interest Rates
Boyd Gaming Corporation	6.2%	4.8%	4.8%	5.6%
Borgata	9.9%	6.4%	7.1%	N/A

Years Ended December 31, 2011 and 2010
Summary
Interest expense was $250.7 million for the year ended December 31, 2011, as compared to $185.6 million during the comparable pro forma period in the prior year, representing an increase of 35.1%. Excluding the effects of the interest recorded related to the variable interest entity's non-recourse debt during each of the years ended December 31, 2011 and 2010, the interest expense would have been $233.9 million and $169.5 million, respectively, or an increase of 38.0%.

Boyd Gaming Corporation
The increase in interest expense of $33.3 million during the year ended December 31, 2011, as compared to the corresponding period in the prior year was due to higher interest rates on amounts outstanding under our credit facility related to certain refinancing and incremental borrowing activities in the fourth quarter of 2011, and the full year impact of the refinancing transaction that occurred in the fourth quarter of 2010. Average balances during the year ended December 31, 2011 reflect approximately $1.43 billion in amounts outstanding under our credit facility at a blended rate of 3.5%, as compared to average outstanding balances during the year ended December 31, 2010 of $1.42 billion at a blended rate of 3.3%. At December 31, 2011 and 2010, the blended interest rate on our outstanding senior and senior subordinated notes was 8.1% at each date, and our average outstanding balances during the years ended December 31, 2011 and 2010 were $2.4 billion and $2.5 billion, respectively. The interest rate on the credit facility is substantially lower than on our high yield notes, thereby diluting the rate effect of our high yield notes, resulting in an overall weighted average borrowing rate of 6.2% and 4.8% at December 31, 2011 and 2010, respectively. At December 31, 2011, 62.8% of our debt was based upon variable rates of interest, compared to 59.8% of our debt at December 31, 2010.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $11.8 million and $22.7 million for the years ended December 31, 2011and 2010, respectively. Our interest rate swap agreements expired on June 30, 2011.

Borgata
The increases in interest expense during the years ended December 31, 2011 and 2010, as compared to corresponding pro forma period in the prior year were due to higher average interest rates on higher average outstanding debt balances. The increase was $31.1 million during the year ended December 31, 2011, which reflects the effect of the refinancing, which closed during the third quarter of 2010. Interest expense increased by 62% during the year ended December 31, 2011 due entirely to the refinancing impact, the full effect of which was realized in such year. At December 31, 2011, the blended interest rate on Borgata's credit facility and senior secured notes was 4.5% and 9.7%, respectively, as compared to blended interest rates of 4.2% and 9.7% on these respective borrowings at December 31, 2010.

Years Ended December 31, 2010 and 2009
Boyd Gaming Corporation

Interest expense, net was $119.3 million for the year ended December 31, 2010, an 18.7% decline as compared to the corresponding period of the prior year. The decline was due to lower average interest rates during the year ended December 31, 2010 as compared to 2009, which were 4.7% versus 5.4%, respectively, and lower average note payable and outstanding debt balances, which declined to $2.5 billion from $2.7 billion during the respective periods. At December 31, 2010, 59.8% of our debt was based upon variable rates of interest, compared to 74.4% of our debt at December 31, 2009.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $22.7 million and $23.6 million for the years ended December 31, 2010 and 2009, respectively.

Borgata
Interest expense, net was $50.2 million for the year ended December 31, 2010, an 81.4% increase as compared to expense of $27.7 million during the year ended December 31, 2009. The increase is primarily due to higher average interest rates during the year ended December 31, 2010 as compared to 2009, which were 6.0% versus 3.5%, respectively, due to the refinancing of Borgata's credit facility. In addition, as a result of the termination of its former credit facility in 2010, approximately $2.0 million of unamortized debt fees related to the former credit facility were accelerated into expense. During the year ended December 31, 2009, we recorded our share of Borgata's interest expense is included in other operating expenses from Borgata, under the equity method.

Gain on Early Retirements of Debt
Years Ended December 31, 2011, 2010 and 2009
During the year ended December, 2011, Borgata purchased and retired a principal amount of $8.5 million of its senior secured notes for a purchase price of $8.2 million, resulting in a gain of less than $0.1 million.

During the year ended December 31, 2010, we purchased and retired $33.0 million principal amount of Boyd's senior subordinated notes. The total purchase price of the notes was $28.9 million resulting in a gain of $3.6 million, net. The gains are computed net of original issue discount, deferred financing and underwriting fees. In November 2010, we tendered for purchase all of our outstanding 7.75% senior subordinated notes due 2012. Approximately $92.1 million principal amount of the 7.75% senior subordinated notes were tendered for purchase pursuant to our tender offer. We paid $95.3 million in connection with the tender offer, including accrued interest of $2.9 million, and recognized a loss on such tender of $0.8 million, based on the difference between the consideration fee, redemption price and the net carrying value of the notes in addition to unamortized debt financing costs written off in conjunction with the purchase of the notes. Additionally, in December 2010, we called the remaining 7.75% senior subordinated notes due 2012 at par, which had a principal balance of $66.8 million. We recognized a loss of $0.4 million upon calling such notes, which consisted of our write-off of the remaining unamortized debt financing costs associated with the notes.

During the year ended December 31, 2009, we purchased and retired $105.3 million principal amount of our senior subordinated notes. The total purchase price of the notes was $89.5 million, resulting in a gain of $15.3 million, net of associated deferred financing costs.

Gain on Equity Distribution
Year Ended December 31, 2010
During the year ended December 31, 2010, we received a $135.4 million distribution from Borgata. The distribution included a priority distribution of $30.8 million, which is equal to the excess prior capital contributions we previously made. We recorded a $2.5 million gain upon receipt of this distribution, which gain was equal to the basis difference on our equity contribution during the period in which we were amortizing a portion of such excess contribution.

Other Income
Years Ended December 31, 2011 and 2010
During the year ended December 31, 2011, we received $7.0 million in non-refundable fees related to the anticipated closing of the sale of Dania Jai-Alai, which was terminated due to the buyer's inability to close as scheduled. We also recorded a $4.6 million bargain purchase gain related to the acquisition of IP.
During the year ended December 31, 2010, we received a $10 million fee from MGM in consideration for the amendment to our operating agreement related to Borgata.
Income Taxes

Years Ended September 30, 2011, 2010 and 2009
The effective tax rate during the years ended December 31, 2011, 2010 and 2009 was (27.4%), 40.2% and 20.2%, respectively. Our effective tax rate for the years ended December 31, 2011 and 2010 was favorably and unfavorably impacted by permanent adjustments related to our consolidation of Borgata and LVE, respectively. We consolidate Borgata's income and LVE's loss for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE's loss in its entirety. During the year ended December 31, 2011, our tax provision was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations and favorably impacted by a nontaxable acquisition related gain. Additionally, in the year ended December 31, 2011, and to a lesser extent in the year ended December 31, 2010, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income. The relative impact of equity based state taxes was more significant in the year ended December 31, 2011 due to a loss from continuing operations. The tax provision for the year ended December 31, 2009 was favorably impacted by a permanent tax benefit realized in connection with an IRS audit and the reversal of interest accrued in connection with unrecognized tax benefits. The state tax provision was adversely impacted by changes in apportionment, exam settlements and the geographic mix of our income.

Adjusted Earnings (Loss) and Adjusted EPS
Years Ended December 31, 2011, 2010 and 2009
We believe that Adjusted Earnings (Loss) and Adjusted Earnings Per Share ("EPS") are important supplemental measures of operating performance to investors, and management believes that Adjusted Earnings (Loss) and Adjusted EPS are widely used measures of performance in the gaming industry. We use Adjusted Earnings (Loss) and Adjusted EPS in this Annual Report on Form 10-K because we believe they are useful to investors in allowing greater transparency related to significant measures used by management in its financial and operational decision-making. Management believes it is appropriate to adjust net income (loss) attributable to Boyd Gaming Corporation for certain adjustments, which are eliminated from net income (loss) in order to enable investors to isolate the core operating results of the Company.

Adjusted Earnings (Loss) is net income (loss) before preopening expenses, adjustments to property tax accruals, net, change in value of derivative instruments, write-downs and other items, net, gain on early retirements of debt, other non-recurring items and our share of Borgata's other items and write-downs, net.

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
		Actual
	(In thousands, except per share data)
Net income (loss) attributable to Boyd Gaming Corporation	$(3,854)	$10,310	$4,241
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	17,492	8,405	17,798
Adjustments to property tax accruals, net	(7,464)	—	—
Other operating charges, net	7,660	4,721	41,813
Accelerated amortization on deferred loan fees	376	—	1,813
Change in fair value of derivative instruments	265	480	—
(Gain) loss on early retirements of debt, net	20	(2,758)	(15,284)
Other income	(11,582)	(10,000)	—
Prior period expense for finalization of purchase price for Dania Jai-Alai	—	—	8,883
Gain on equity distribution	—	(2,535)	—

Adjustments related to Borgata:
Preopening expenses	228	—	349
Other operating charges, net	1,575	(8)	(14,303)
Accelerated amortization on deferred loan fees	1,029	2,012	—
Valuation adjustments related to consolidation, net	5,389	—	—
Gain on early retirements of debt, net	(6)	—	—
Our share of Borgata's other operating charges, net	—	34	—
Total adjustments	14,982	351	41,069

Income tax effect for above adjustments	(5,648)	899	(13,680)
Impact on noncontrolling interests	(4,108)	(1,002)	—
Adjusted earnings	$1,372	$10,558	$31,630

Weighted average shares outstanding	87,518	86,831	86,517

Basic and diluted net income (loss) per common share, as reported	$(0.04)	$0.12	$0.05

Basic or diluted net income per common share, as reported	$(0.04)	$0.12	$0.05
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.20	0.10	0.22
Adjustments to property tax accruals, net	(0.09)	—	0.01
Other operating charges, net	0.09	0.05	0.48
Accelerated amortization on deferred loan fees	—	—	0.02
Change in fair value of derivative instruments	—	0.01	—
(Gain) loss on early retirements of debt, net	—	(0.03)	(0.17)
Other income	(0.13)	(0.12)	—
Prior period expense for finalization of purchase price for Dania Jai-Alai	—	—	0.10
Gain on equity distribution	—	(0.03)	—

Adjustments related to Borgata:

Preopening expenses	—	—	—
Other operating charges, net	0.02	—	(0.17)
Accelerated amortization on deferred loan fees	0.01	0.02	—
Valuation adjustments related to consolidation, net	0.06	—	—
Gain on early retirements of debt, net	—	—	—
Our share of Borgata's other operating charges, net	—	—	—
Total adjustments	0.16	—	0.48

Income tax effect for above adjustments	(0.06)	0.01	(0.16)
Impact on noncontrolling interests	(0.05)	(0.01)	—
Adjusted earnings per share	$0.01	$0.12	$0.37

Net income per share during the year ended December 31, 2011 was reported using our basic weighted average shares outstanding, as all common shares were anti-dilutive due to the net loss for such respective period; however, adjusted earnings per share for the year ended December 31, 2011 was computed using our diluted weighted average shares outstanding, as our adjustment to net loss, as reported under GAAP, resulted in adjusted earnings.

During the years ended December 31, 2011, 2010 and 2009, the following items were included in the calculation of Adjusted earnings and Adjusted earnings per share:

Adjustments Related to Boyd Gaming Corporation
Preopening Expenses, Excluding Impact of Consolidation of LVE
Preopening expenses are comprised of costs primarily related to maintenance of Echelon and expenditures for the exploration of new business development initiatives.

Adjustments to Property Tax Accruals
Property tax accruals have been adjusted based on assessments from the relevant taxing authorities and changes in our estimate of past liabilities related to such assessments.

Other Operating Charges, net
Write-downs and other charges generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters.

Accelerated Amortization of Deferred Loan Costs
This amortization represents the remaining unamortized deferred loan fees associated with the non-extending credit facility, which was repaid during the year ended December 31, 2011, and the remaining unamortized balance of deferred loan fees associated with the prior credit facility, which were accelerated and written off upon the amendment and restatement of such facility in the year ended December 2009.

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

Other Income
Other income represents the non-refundable fee received in connection with our agreement to extend the closing of Dania and the bargain purchased gain realized from the acquisition of IP in 2011. Other income represents the consent fee received in connection with our agreement to modify the Borgata operating agreement in 2010.

Gain on Equity Distribution
This gain represents the difference between the total distribution received from Borgata for our unilateral capital contribution and its carrying value.
Adjustments Related to Borgata

Preopening Expenses
Preopening expenses at Borgata related to costs incurred to open a new retail outlet during the quarter.

Other operating charges, net
Other operating charges generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and insurance costs associated with property damage from natural disasters.

Accelerated Amortization of Deferred Loan Fees
This amortization represents an accelerated amortization of the pro rated portion of the unamortized deferred loan fees related to Borgata's credit facility, as amended during the year ended December 31, 2011, to reflect the reduced borrowing capacity under such amendment, and the remaining unamortized balance of deferred loan fees associated with their former credit facility, which were accelerated and written off upon the refinancing of all Borgata's debt in August 2010.

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

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The following discussion highlights the material changes in our financial position as of December 31, 2011 and 2010.

Long-Term Debt Refinancing Activities
In November, 2011, we signed a Lender Joinder Agreement to increase the term loan commitments under our Amended Credit Facility by an aggregate amount of $350 million. This commitment was funded on November 10, 2011. We used the proceeds to repay the non-extended portion of our Amended Credit Facility, which would have otherwise matured in May 2012. We believe this borrowing, as well as remaining availability under our Amended Credit Facility provides the short term liquidity required to fund our existing debt obligations.

Acquisition of IP Casino Resort Spa
On October 4, 2011, the Company consummated the acquisition of IP for a net purchase price of $280.6 million. The purchase was financed with cash on hand and a borrowing under our Amended Credit Facility of approximately $200 million. At December 31, 2011, we reported IP's total assets and liabilities of $318.2 million and $27.3 million, respectively, in our consolidated balance sheet.

Consolidation of Variable Interest Entity
Given that we are the primary beneficiary and as a result of our adoption of the authoritative accounting guidance regarding the consolidation of variable interest entities, we were required to consolidate the financial position and results of operations of LVE for the year ended December 31, 2010. At December 31, 2011, we reported LVE's total assets and total liabilities of $189.9 million and $238.9 million, respectively in our condensed consolidated balance sheet. At December 31, 2010, we reported LVE's total assets and total liabilities of $217.3 million and $264.4 million, respectively in our condensed consolidated balance sheet. However, LVE's financial position, including its working capital and indebtedness, are not discussed herein as such indebtedness is non-recourse to us and will not require our working capital or free cash flows in order to service such. Therefore, the assets and liabilities of LVE are completely disregarded from the discussion below.
Consolidation of Borgata
As of December 31, 2011, we reported Borgata's total assets and liabilities of $1.44 billion and $951.8million respectively in our consolidated balance sheet. As of December 31, 2010, we reported Borgata's total assets and total liabilities of $1.48 billion and $755.7 million, respectively in our consolidated balance sheet as a result of the consolidation of Borgata. The value of our controlling interest was $397.9 million, which includes a control premium, and the value of the noncontrolling interest was $325.6 million at December 31, 2010.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Amended Credit Facility. At December 31, 2011 and 2010, we had balances of cash and cash equivalents of $178.8 million and $145.6 million, respectively. Despite such amounts of cash, we had working capital deficits of $129.1 and $109.8 million at such respective dates. However, without giving effect to the consolidation of LVE, as we have no claim to their assets, nor any recourse for their obligations, our cash balances and working capital deficits were as follows at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Cash balance:
Boyd Gaming Corporation	$132,494	$103,193
Borgata	$46,224	$42,099

Working capital surplus (deficit):
Boyd Gaming Corporation	$(91,935)	$(68,022)
Borgata	$(8,467)	$(19,489)

We and Borgata separately manage our working capital positions, including our levels of cash and indebtedness. Our respective bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our respective bank credit facilities as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of our capital expenditures. We each believe that our borrowing capacity under our respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our respective debt or our respective development projects is derived primarily from cash flows from operations and availability under our respective bank credit facilities, to the extent availability exists after we meet our respective working capital needs, and subject to restrictive covenants.

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

Indebtedness
Our indebtedness primarily consists of $1.6 billion outstanding under our $1.8 billion Amended Credit Facility (including $825 million of term loans), and $956.4 million aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, an outstanding amount of $40.0 million under a $75 million bank credit facility, as amended, and $791.5 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

Long-term debt, net of current maturities consists of the following:

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,632,750	$(4,318)	$(6,717)	$1,621,715
9.125% senior notes due 2018	500,000	—	(8,556)	491,444
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,071	—	—	11,071
	$2,600,239	$(4,318)	$(15,273)	$2,580,648

Borgata Debt:
Bank credit facility	40,200	—	—	40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808
Less current maturities	43,230	—	—	43,230
Long-term debt, net	$3,388,709	$(9,955)	$(31,528)	$3,347,226

	December 31, 2010
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,425,000	$—	$—	$1,425,000
9.125% senior notes due 2018	500,000	—	(9,794)	490,206
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,761	—	—	11,761
	$2,393,179	$—	$(9,794)	$2,383,385

Borgata Debt:
Bank credit facility	60,900	—	—	60,900
9.50% senior secured notes due 2015	400,000	(3,969)	(9,319)	386,712
9.875% senior secured notes due 2018	400,000	(2,648)	(9,594)	387,758
	$860,900	$(6,617)	$(18,913)	$835,370
Less current maturities	25,690			25,690
Long-term debt, net	$3,228,389	$(6,617)	$(28,707)	$3,193,065

Boyd Gaming Corporation Debt
Bank Credit Facility
On December 3, 2010, we entered into an Amendment and Restatement Agreement among certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the effective date.
The blended interest rate for outstanding borrowings under our Amended Credit Facility was 4.2% and 3.8% at December 31, 2011 and 2010, respectively. At December 31, 2011, approximately $1.63 billion was outstanding under our Amended Credit Facility, with $15.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $136.8 million.

The amounts outstanding under the Amended Credit Facility are comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Extended Revolving Facility	$807,000	$597,636
Non-Extended Revolving Facility	—	327,364
Initial Term Loan	475,000	500,000
Incremental Term Loan	338,965	—
Swing Loan	750	—
	$1,621,715	$1,425,000

Extended Revolving Facility
Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million through additional revolving credit or term loans under the Amended Credit Facility. The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility. The “base rate” under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

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

Initial Term Loan
The Amended Credit Facility included the conversion of certain outstanding revolving commitments to a term loan in the amount of $500 million (the "Initial Term Loan"). Pursuant to the terms of the Amended Credit Facility, the Initial Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to term loans under the Amended Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio.

Incremental Term Loan
On November 2, 2011, the Company entered into the Lender Joinder Agreement, which increases the term loan commitments under the Amended Credit Facility by an aggregate amount of $350 million (the “Incremental Term Loan”).

The Incremental Term Loan was funded on November 10, 2011, with proceeds being used to repay the outstanding Non-Extended Revolving Facility. The Non-Extended Revolving Facility was terminated in full on November 10, 2011 by borrowing under the

Extended Revolving Facility, which augmented the proceeds from the Incremental Term Loan in an amount sufficient to repay the outstanding balance of the Non-Extended Revolving Facility in full.
Pursuant to its terms, the Incremental Term Loan amortizes in an annual amount equal to 5.0% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Incremental Term Loan is a Eurodollar Rate Loan, the Incremental Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Incremental Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest Period plus 3.75%.
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

Minimum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2010 through and including March 31, 2012	4.50 to 1.00
June 30, 2012 and September 30, 2012	4.25 to 1.00
December 31, 2012 and March 31, 2013	4.00 to 1.00
June 30, 2013 and September 30, 2013	3.75 to 1.00
December 31, 2013 and March 31, 2014	3.50 to 1.00
June 30, 2014 and thereafter	3.25 to 1.00
Compliance with Financial Covenants
We believe that , at December 31, 2011, we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at December 31, 2011, were 2.50 to 1.00, 6.80 to 1.00 and 4.27 to 1.00, respectively.

At December 31, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 12.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at December 31, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that 5.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at December 31, 2011, assuming our current level of interest expense remains constant, we estimate that a 20.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

Debt Financing Costs
In November 2011, we repaid the amounts outstanding under the non-extended credit facility, with proceeds from the issuance of the Incremental Term Loan. The unamortized deferred loan fees remaining on that borrowing in the amount of approximately $0.4 million were recorded in interest expense during the year ended December 31, 2011. Additionally, in conjunction with the Amended Credit Facility and the subsequent issuance of the Incremental Term Loan, we incurred approximately $13.9 million and $20.6 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility. Due to the decrease in borrowing capacity upon the amendment discussed herein, we recorded incremental interest expense of approximately $1.8 million during the year ended December 31, 2009, related to the accelerated amortization of deferred debt costs related to the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2011. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes at the time of the private placement, on September 15, 2011, the Company commenced an offer to exchange all of the outstanding $500 million aggregate principal amount of the notes that have been registered under the Securities Act of 1933. On October 18, 2011, the expiration date of the exchange offer, 100% of the notes were validly tendered and accepted for exchange.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2011. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.
Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the year ended December 31, 2011. In addition to the tender for purchase and call for redemption of all of our outstanding 7.75% senior subordinated notes due 2012, as described below, during the years ended December 31, 2010 and 2009, we also purchased and retired $33.0 million in principal amount of our senior subordinated notes during the year ended December 31, 2010. The total purchase price of the notes was $28.9 million resulting in a gain of $3.6 million, net of associated deferred financing fees, which was recorded on our consolidated statements of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

Senior Subordinated Notes
7.75% Senior Subordinated Notes due December 2012
Significant Terms
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

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, respectively, and repayment of our 9.125% senior notes due on December 1, 2018.

Borgata Debt
Borgata Bank Credit Facility

Significant Terms
On August 6, 2010, Marina District Finance Company, Inc. (the “MDFC”) announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of Marina District Development Company, ("MDDC"), which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the "Borgata bank credit facility Amendment") among MDFC, MDDC, certain other financial institutions (each a "Lender", and collectively the "Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The Amendment modifies certain terms of the Borgata bank credit facility, among Borgata, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The Borgata bank credit facility Amendment: (i) reduces the aggregate commitments under the Borgata bank credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

As amended, the Borgata bank credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes.

Guarantees
Neither Boyd Gaming Corporation nor its subsidiaries are guarantors of the Borgata bank credit facility, as amended.

Interest Rate
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At December 31, 2011, the outstanding balance under the Borgata bank credit facility, as amended, was $40.2 million, which bore an interest rate of 4.4%. Contractual availability under the Borgata bank credit facility, as amended, at December 31, 2011 was $34.8 million.
Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, specifically the minimum consolidated EBITDA, which, at December 31, 2011, was $160.0 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the years ended December 31, 2011 and 2010, we incurred approximately $1.2 million and $3.0 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility. During the year ended December 31, 2011, Borgata also accelerated the amortization of approximately $1.0 million of the net outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rated reduction in borrowing capacity under the Borgata credit facility.
Borgata Senior Secured Notes

9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2011.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2011.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2011, the effective interest rate on the 9.50% notes due 2015 notes was 10.2% and on the 9.875% notes due 2018 was 10.3%.

Repurchase of Senior Secured Notes
During the year ended December 31, 2011, MDFC repurchased and retired $8.5 million, principal amount, in total, of their senior secured notes, which included $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.2 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded as a gain on early retirement of debt in our consolidated statement of operations during the year ended December 31, 2011.

Cash Flows Summary
Years Ended December 31, 2011 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$253,510	$269,391	$241,963

Cash flows from investing activities:
Capital expenditures	(87,224)	(75,958)	(157,557)
Cash paid for acquisitions, net of cash received	(278,456)	—	—
Cash paid to acquire development agreement	(24,450)	—	—
Net cash effect upon change in controlling interest of Borgata	—	26,025	—
Net cash effect upon consolidation of variable interest entity	—	41	—
Net additional cash paid for Dania Jai-Alai	—	—	(9,375)
Decrease in restricted investments	26,801	(1,131)	—
Other investing activities	542	2,146	1,804
Net cash used in investing activities	(362,787)	(48,877)	(165,128)

Cash flows from financing activities:
Borrowings under bank credit facility	391,329	758,774	656,440
Payments under bank credit facility	(183,579)	(1,250,674)	(620,655)
Borrowings under Borgata bank credit facility	741,300	533,673	—
Payments under Borgata bank credit facility	(762,000)	(1,105,062)	—
Proceeds from issuance of senior secured notes	—	490,000	—
Proceeds from issuance of Borgata senior secured notes	—	773,176	—
Debt financing costs, net	(15,374)	(27,057)	(932)
Payments on retirements of long-term debt	(8,198)	(187,693)	(89,482)
Payments under note payable	—	(46,875)	(18,750)
Payments under notes payable by variable interest entity	(27,000)	—	—
Proceeds from variable interest entity's issuance of debt	7,199	18,091	—
Payments on loans to members of variable interest entity	(592)	(1,194)	—
Repurchase and retirement of common stock	—	—	(7,950)
Distributions from Borgata	—	(123,422)	—
Other financing activities	(675)	170	(456)
Net cash provided by (used in) financing activities	142,410	(168,093)	(81,785)
Increase (decrease) in cash and cash equivalents	33,133	52,421	(4,950)
Cash and cash equivalents, beginning of period	145,623	93,202	98,152
Cash and cash equivalents, end of period	$178,756	$145,623	$93,202

Cash Flows from Operating Activities
During the years ended December 31, 2011, 2010 and 2009, we generated net operating cash flow of $253.5 million, $269.4 million, and $242.0 million, respectively. Generally, operating cash flows decreased during the year ended December 31, 2011, as compared to the prior year, due to a decrease in net income, which was primarily driven by increases in interest incurred on higher average outstanding debt balances compounded by higher average interest rates on fixed-rate debt.

We received distributions from Borgata of $20.8 million and $60.1 million during the years ended December 31, 2010 and 2009, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata's bank credit facility, as amended, and senior secured notes contain certain covenants. Borgata's bank credit facility, as amended, allows for certain limited distributions to be made to its partners. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for investments in maintenance capital expenditures, acquisitions and future development or business opportunities.

Capital Expenditures
Cash paid for capital expenditures on major projects for the year ended December 31, 2011 was $87.2 million and included the initial phase of Borgata's suite remodel, which included spending of approximately $15.6 million, $7.2 million for the room remodeling for Sam's Town Shreveport, and $9.1 million for gaming equipment. In addition, we paid approximately $57.4 million for maintenance capital expenditures for the year ended December 31, 2011. Cash paid for capital expenditures on major projects for the year ended December 31, 2010 was $76.0 million and included the Echelon development project, which included spending of approximately $25.9 million, and maintenance capital expenditures of approximately $52.1 million. Cash paid for capital expenditures on major projects was $157.6 million during the year ended December 31, 2009, which included approximately $122 million for Echelon as well as and our new hotel tower at Blue Chip. In addition, we paid approximately $35 million for maintenance capital expenditures during the year ended December 31, 2009.

Asset Acquisitions
During the year ended December 31, 2011, we acquired IP for a net purchase price of $278.5 million. Additionally, we purchased the membership interests of an LLC for $24.5 million, and in exchange recorded assets at the same value. During the year ended December 31, 2009, we paid an additional $9.4 million for our acquisition of Dania Jai-Alai.

Cash from Borgata Consolidation
As a result of our consolidation of Borgata during the year ended December 31, 2010, we included its cash balance of $26.0 million as an investing cash flow.

Restricted Investment
During the year ended December 31, 2011, as a result of the consolidation of LVE as a variable interest entity, we recorded the liquidation of its restricted investment in the amount of $27.2 million, the proceeds of which were used to repay certain of its existing indebtedness, all of which is non-recourse to us.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Borrowings and Payments under Credit Facility
During the year ended December 31, 2011, net borrowings under our Amended Credit Facility were $207.8 million, while net payments under Borgata's bank credit facility, as amended, were $20.7 million. The use of funds from the borrowings of our Amended Credit Facility was primarily related to incremental cash necessary to close on our acquisition of IP during the fourth quarter of the year ended December 31, 2011, while source of funds for the repayments of Borgata's bank credit facility, as amended, were primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings. In November 2011, we repaid the non-extending portion of our Amended Credit Facility upon the consummation of our refinancing effort, which included the issuance of the Incremental Term Loan for $350.0 million. Borgata repaid its previous credit facility during the year ended December 31, 2010 upon the consummation of a refinancing effort, which included the issuance of $800 million in senior notes, as discussed below.

Proceeds from Issuance of Notes
In August 2010, Borgata completed a refinancing of its existing debt structure, and thereby repaid all amounts due under its existing credit facility by issuing two tranches of senior secured notes in the aggregate principal amount of $800 million. The net amount of the proceeds from this offering, as reduced for underwriting and other fees, of $773.2 million was recorded during the year ended December 31, 2010. On November 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual payments on December 1 and June 1 of each year commencing on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries.

Retirement of Long-Term Debt
During the year ended December 31, 2011, Borgata repurchased and retired $8.5 million, principal amount, in total, of their senior secured notes, which included $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.2 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded as a gain on early retirement of debt in our consolidated statement of operations during the year ended December 31, 2011.

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

Payments under Note Payable
During the year ended December 31, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.

Payments on Variable Interest Entity Non-Recourse Obligation
During the year ended December 31, 2011, LVE made a principal repayment of $27.0 million related to its outstanding obligations, the proceeds for which were funded from the liquidation of restricted investments, as discussed above.

Distributions from Borgata
During the year ended December 31, 2010, primarily in connection with its debt refinancing, Borgata made distribution to us of $154.2 million, which included a return of capital of $30.8 million. This distribution was made on a one-time basis, at the time of its debt refinancing. Subsequently, Borgata's bank credit facility, as amended, allows for certain limited distributions to be made to its partners, and accordingly, we do not anticipate significant future distributions.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Amended Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the years ended December 31, 2011, 2010 and 2009.

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

During the years ended December 31, 2011 and 2010, we did not repurchase any shares of our common stock. During the year ended December 31, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our Amended Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Acquisition of IP Casino Resort Spa
On October 4, 2011, we completed our previously announced acquisition of the assets of the IP, for a purchase price of $280.6 million in cash, net of certain retrospective working capital adjustments. Following the closing of the transaction, we also made a charitable contribution to the Engelstad Family Foundation equal to an aggregate of $10 million, which is included in the net purchase price, and which funds are intended to be distributed on behalf of, and in the name of, Boyd Gaming, over five years to charitable organizations to be designated by Boyd Gaming. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP with costs estimated to be $44 million.

Commitments
Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not have any present future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our estimated total capital expenditures for 2012 are expected to be approximately $142 million and are primarily comprised of $44 million of certain capital improvement projects with respect to the consummation of IP and various maintenance capital projects. We intend to fund such capital expenditures through our Amended Credit Facility and operating cash flows.

Echelon
In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.
Nonetheless, we remain committed to having a significant presence on the Las Vegas Strip. During the suspension period, we continue to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures, scope modifications, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on Echelon, or if we will be able to obtain alternative sources of financing for the project.
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
The further delay of the suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets. These impairment tests were comprised of an appraisal of the development and an analysis of its future undiscounted cash flow, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood.
We initially performed this evaluation during the year ended December 31, 2009, when the continued suspension was announced, and have reconsidered our assumptions on a regular basis since such date. However, due to the degradation in economic conditions in the intervening period since, we re-performed these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our initial cash flow assumptions. The outcome of this evaluation did not result in an impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.0 billion at both December 31, 2011 and 2010. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability.

As part of our delay of the project, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. We expect to incur a one-time capitalized cost of $4.2 million, principally related to site beautification and preservation in 2012. Additionally we expect to incur approximately $0.3 million to $1.0 million of capitalized costs annually, principally related to such items as site preparation work, underground utility installation, infrastructure and consulting.

In addition, we expect recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.5 million to $17.0 million per annum that will be charged to preopening or other expense as incurred during the project's suspension period.
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

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it owns in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelon's Resorts obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would be terminated concurrent with the purchase of the LVE assets pursuant to the Purchase Option Agreement.
Line Extension and Service Agreement (“LEA”)
In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE (see Energy Sales Agreement (“ESA”) above). We have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not physically accept permanent electric service by January 1, 2012 through the substation to be built by NV Energy pursuant to the LEA. On August 29, 2008, NV Energy issued a letter declaring a force majeure event that extends the time for performance of obligations under the LEA, including its obligation to construct the substation from which Echelon is to accept delivery of permanent electric service. NV Energy has not built the substation and we currently do not have an obligation to pay the liquidated damage amount of $5.0 million because delivery of permanent electric service from the substation is not possible. Our contingent liability to pay liquidated damages to NV Energy will be recorded and charged to expense on our consolidated statement of operations when, or if, it becomes probable that we will not be able to accept, in accordance with the terms of the LEA, permanent electric service from a substation when built by NV Energy.

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

LEED Tax Credits
We are pursuing Echelon's certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard (or equivalent) for the project as part of the State of Nevada's tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard (or equivalent) certification, we will not record a liability for the abated local portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification (or equivalent) after its completion, we will accrue and pay the deferral amount of sales and use tax ($9.2 million at December 31, 2011), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.

Other Agreements
Certain other agreements, such as office leases and warehouse leases will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under the lease agreements, on an aggregate basis, will be approximately $0.7 million annually.

Borgata
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
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

Borgata's CRDA obligations for the years ended December 31, 2011, 2010 and 2009 were $8.1 million, $8.1 million and $8.7 million, respectively, of which valuation provisions of $3.5 million, $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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

Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $15.0 million based on its actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $5.1 million, $5.1 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. As of December 31, 2011, Borgata incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA

Capital Spending and Development
Borgata continually performs on-going refurbishment and maintenance at facilities to maintain standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although Borgata does not have any present future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

Borgata intends to incur $59 million, primarily on room remodel and various maintenance capital projects with such capital expenditures being funded through the credit facility and operating cash flows. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District

Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. The hearing on the pending motions is scheduled for March 26, 2012. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use tax paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
Blue Chip has previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed; and, in February 2009, we received a notice of revaluation, which reduced the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against the provisional bills related to the years from 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011.
Although we have not received valuation notices for years 2010 and 2011, or final tax rates for the years 2007 through 2011, we believe the assessments for the period from January 1, 2007 through December 31, 2011 could result in a total property tax obligation ranging between $10.6 million and $15.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.1 million for this property tax liability as of December 31, 2011, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2007 through December 31, 2011, which have not been received as of December 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2011:

	Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
CONTRACTUAL COMMITMENTS:
Long Term Debt
Boyd Gaming Corporation Debt:
Bank credit facility	$1,632,750	$42,500	$42,500	$42,500	$1,505,250	$—	$—
9.125% senior notes	500,000	—	—	—	—	—	500,000
6.75% senior subordinated notes	215,668	—	—	215,668	—	—	—
7.125% senior subordinated notes	240,750	—	—	—	—	240,750	—
Other	11,071	730	10,341	—	—	—	—
	2,600,239	43,230	52,841	258,168	1,505,250	240,750	500,000

Borgata Debt:
Bank credit facility	40,200	—	—	40,200		—	—
9.50% senior secured notes	398,000	—	—	—	398,000	—	—
9.875% senior secured notes	393,500	—	—	—	—	—	393,500
	831,700	—	—	40,200	398,000	—	393,500
Less current maturities	43,230	43,230	—	—	—	—	—
Long-term debt, net	3,388,709	—	52,841	298,368	1,903,250	240,750	893,500

Interest on Fixed Rate Debt
Boyd Gaming	383,462	79,236	78,509	67,897	63,651	47,784	46,385
Borgata	400,585	76,668	76,668	76,668	68,686	38,858	63,037

Operating Leases
Boyd Gaming	478,627	14,991	13,672	11,768	9,606	9,593	418,997
Borgata	338,481	6,820	6,062	5,870	5,753	5,735	308,241

PURCHASE OLBIGATIONS:
Entertainment Contracts
Boyd Gaming	$1,648	$1,648	$—	$—	$—	$—	$—
Borgata	1,250	1,250	—	—	—	—	—

Construction Projects
Boyd Gaming	70,977	56,719	3,676	3,557	3,393	3,632	—
Borgata	16,457	16,457	—	—	—	—	—

Other
Boyd Gaming	104,561	40,355	35,934	26,354	980	938	—
Borgata	—	—	—	—	—	—	—

OTHER LONG-TERM CONTRACTS:
Boyd Gaming	$627,272	$12,890	$12,838	$24,217	$24,086	$24,041	$529,200
Borgata	100,759	13,271	13,271	13,271	13,271	13,271	34,404

TOTAL CONTRACTUAL OBLIGATIONS	$5,956,018	$363,535	$293,471	$527,970	$2,092,676	$384,602	$2,293,764

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

Energy Sales Agreement
As discussed in Note 1, Summary of Significant Accounting Policies - Basis of Presentation, in April 2007, we entered into an Energy Sales Agreement (the "ESA") with LVE. LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE will provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

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

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement" and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it owns in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelon's Resorts obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would be terminated concurrent with the purchase of the LVE assets pursuant to the Purchase Option Agreement.
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

Indemnification
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

Outstanding Letters of Credit
At December 31, 2011 and 2010, we had outstanding letters of credit totaling $15.5 million and $17.0 million, respectively.

Other Arrangements
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

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as, the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

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

Our long-lived assets were carried at $3.54 billion at December 31, 2011, or 60.1% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

We did not identify any events or circumstances which required us to evaluate impairment of any of these assets during the years ended December 31, 2011 or 2010.

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

At December 31, 2011 and 2010, the capitalized costs related to the Echelon project of $1.1 billion, included land, construction in progress and the central energy facility. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

The suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, we performed impairment tests of these assets, during the years ended December 31, 2011 and 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon. We did not identify any events or circumstances which required us to evaluate impairment of any of these assets during the year ended December 31, 2010.

The impairment tests performed during the years ended December 31, 2011 and 2009 analyzed three scenarios: One such scenario includes the outright sale of the project as is, which is primarily based upon land value. We considered the land value by analyzing recent sales transactions of sites with similar characteristics such as location, zoning, access, and visibility, to establish a general understanding of the potential comparable sales. The recoverability under this option represented any excess sales price, net of estimated selling costs, from the land over the carrying value of the assets, including land, held for development.

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

Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in the determination that there was no impairment of the assets held for development during the years ended December 31, 2011, 2010 or 2009. The estimated weighted net undiscounted cash flows from the project exceeded the current carrying value of the assets held for development by approximately $10.6 billion as of December 2011.

Application of Acquisition Method Accounting
Acquisition of IP Casino Resort Spa ("IP")
On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi , on an as-is basis. The net purchase price was approximately $280.6 million. In addition to the net purchase price, the Company intends to perform certain capital improvement projects with respect to the property at an estimated cost of $44 million. The business combination resulted in the recording of a bargain purchase gain of approximately $4.6 million, due to the excess fair value of net identifiable assets over the total consideration, and is reflected in other income on the consolidated statement of operations during the year ended December 31, 2011.

The Company has applied the acquisition method of accounting to this business combination, which promulgates the following:

•	Identifying the acquirer
The Company did not acquire the equity interests of the sellers, but rather acquired certain assets and assumed certain liabilities. However, the assets acquired and liabilities assumed by the Company constitute a business, as all associated processes and productive outputs were obtained in the transaction. The Company created a wholly-owned subsidiary to record the activities of this business.

•	Determining the acquisition date
Title to all acquired assets, transfer of licensing requirements and the assumption of certain liabilities occurred upon closing, at midnight on October 4, 2011.

•	Recognizing and measuring the identifiable assets acquired and the liabilities assumed
The Company has completed its valuation procedures, and the resulting fair value of the acquired assets and assumed liabilities has been recorded based upon our consideration of an independent valuation of the business enterprise and IP's tangible and intangible assets.

•	Recognizing and measuring goodwill or a gain from a bargain purchase
The Company had recorded a bargain purchase in this business combination, as further discussed below, because the fair values of the identifiable net assets acquired and liabilities assumed exceeded the consideration transferred.

The application of the acquisition method accounting guidance had the following effects on our consolidated financial statements: (i)  we measured the fair value of identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions and recognized such in our consolidated balance sheet as of October 4, 2011; and (ii) we have reported the operating results of IP in our consolidated statements of operations and cash flows for the period from October 4, 2011 through December 31, 2011.

We engaged third party valuation expertise to assist in the fair value determination of identifiable intangible assets such as customer relationships, trademark and any other significant tangible assets or liabilities, such as long-lived property. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets. We will undertake impairment tests of the indefinite lived intangible assets, in accordance with our policy.

As part of the valuation, we acquired intangible assets, including the IP trademark. The fair value of the identified intangible assets was determined using a cash flow model following the income approach. The value of the trademark relied upon a relief from royalty method, which discounts a steam of payments associated with the right to use such name. The value of customer relationships followed a multi-period excess earnings method, which is an application of the discounted cash flow method and computes the present value of after-tax cash flows attributable to the associated future income stream. As a result of the business combination and fair value analysis, we recorded $25.3 million for the IP trademark.
The financial position of IP is consolidated in our consolidated balance sheet as of December 31, 2011; and in total, we recorded the fair value of its assets of $304.9 million, and fair value of liabilities assumed of $19.7 million. In total, the assets of IP acquired represent 5.4% of our consolidated total assets at December 31, 2011.

Consolidation of Borgata
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

The provisional fair value measurements and estimates of these items were subsequently refined during the one-year measurement period. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement period adjustments were identified and retrospectively recorded in our consolidated balance sheet as of December 31, 2010. These measurement period adjustments materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the consolidated balance sheet reported as of December 31, 2010. However, the impact on the consolidated statement of operations for the year ended December 31, 2010, as retrospectively adjusted, to the statement as reported was not material, and was therefore not adjusted for any measurement period adjustments. The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities, including the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.

We determined the fair value of identifiable intangible assets such as customer relationships, a trademark and any other significant tangible assets or liabilities, such as long-lived property. The enterprise value allocation methodology required management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimated the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets. We will continue to perform impairment tests of the indefinite-lived intangible assets in accordance with our existing policy, as discussed below. Additionally, given the anticipated sale of the MGM Interest, we will maintain a heightened awareness of any potential triggering events which would indicate a possible impairment of the intangible assets or long-lived assets.

The financial position of Borgata is consolidated in our consolidated balance sheet as of December 31, 2011 and 2010; and during the year ended December 31, 2010, we recorded a step up to the basis of Borgata's historical financial statements of $16.8 million, which is an appreciation over their historical book basis of approximately 1%. In total, the fair value of the assets consolidated as a result of this change in control represents approximately 26% of our consolidated total assets at December 31, 2010.

Valuation of Indefinite-Lived Intangible Assets
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, performed in the second quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. The value of gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. These projections are modeled for a five year period.

The carrying value of our gaming license rights at both December 31, 2011 and 2010 was $371.4 million, or 6.3% and 6.6% of our consolidated total assets, respectively, and the fair value of our reporting units exceeded their carrying value by $222.1 million and $179.4 million, or by a multiple of 1.60 and 1.48, respectively.

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

At December 31, 2011, the carrying value of our trademarks was $136 million, which includes the addition of $25.3 million related to the acquisition of IP and $65 million related to the consolidation of Borgata during the years ended December 31, 2011 and 2010, respectively, the total of which represents 2.3% of our total consolidated assets. The fair value of our trademarks exceeded their carrying value by $18.2 million, or 13.4%, respectively. At December 31, 2010, the carrying value of our trademarks was $115.7 million, or 2.0% of our consolidated total assets, and the fair value of our trademarks exceeded their carrying value by $4.6 million, or 11.0%, respectively.

These indefinite-lived intangible assets are not subject to amortization, but are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances. Our impairment test, performed in the second quarter of 2011 did not result in any impairment of these intangible assets during the year ended December 31, 2011. We did however, perform an interim test with respect to the Borgata trademark, and recorded a $5.0 million impairment of the Borgata trademark during the year ended December 31, 2011, based on a degradation in their forecasted revenues due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011.

Specific to the value of Borgata's trademark, a respective annual decline in their gaming revenues of 6%, in hotel revenues of 11% or an aggregate decline in both streams of 4% would impact the fair value of the trademark by $1 million, and result in a future impairment in our carrying value.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2011. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The two methodologies were weighted 80.0% toward the income approach and 20.0% toward the market approach, to arrive at an overall fair value. At December 31, 2011 and 2010, the fair value of our reporting units exceeded their carrying value by $730.9 million and $610.1 million, or by a multiple of 3.4 and 1.5, with no individual reporting unit having less than a 0.8 coverage. The carrying value of our goodwill at December 31, 2011 and 2010 was $213.6 million, or 3.6% and 3.8%, respectively, of our consolidated total assets. At such dates, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed at either December 31, 2011 or 2010.

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

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change would result in the failure of the Step One test, and a resulting impairment of our goodwill in an amount up to its book value of $213.6 million.

Determination of Self-Insured Reserves
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

The LDFs applied to determine the factors used to compute our workers' compensation reserves have increased by approximately 3.8% over the past three years. Using the year ending December 31, 2011 as a static period, average annual increases in these LDF based on the three four years, would result in an increase of $0.3 million in our workers' compensation reserves and guest claims respectively.

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2011, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled $0.2 million.

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

Our tax reserves for our uncertain tax positions as of December 31, 2011 were $42.3 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

Accounting Standards Update 2011-09 Employer's Participation in Multiemployer Benefit Plans ("Update 2011-09")
In September 2011, the Financial Accounting Standards Board ("FASB") issued Update 2011-09 which is an amendment to Topic 715-80 of the Accounting Standards Codification ("ASC").

The objective of Update 2011-09 is to amend ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other post-retirement benefits. The objective of Update 2011-09 is to enhance transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer's participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer's commitments to the plans.

We adopted Update 2011-09 during the year ended December 31, 2011. Update 2011-09 did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2011-08 Intangibles, Goodwill and Other ("Update 2011-08")
In September 2011, the FASB issued Update 2011-08 which is an amendment to ASC Topic 350.

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
In June 2011, the FASB issued Update 2011-05 which is an amendment to Topic ASC 220.

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

Accounting Standards Update 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards (“Update 2011-12”)
In December 2011, the FASB issued Update 2011-12 which is an update to ASC Topic 220.

Update 2011-12 defers certain provisions of Update 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of operations and the statement of comprehensive income, as discussed above in Update 2011-05 (both for interim and annual financial statements). Accordingly, this requirement is indefinitely deferred and will be deliberated by the FASB at a future date. During this time of deliberation, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not superseded or otherwise effected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

The effective date of Update 2011-12 is for fiscal years and interim periods with those fiscal years beginning January 1, 2012. Update 2011-12 will not have a material impact on the computation of comprehensive income.

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
Borrowings under our Amended Credit Facility are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The “base rate” under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%. Pursuant to the Amended Credit Facility, (i) at any time and to the extent that the Incremental Term Loan is a Eurodollar Rate Loan, the Incremental Term Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and (ii) at any time and to the extent that the Incremental Term Loan is a Base Rate Committed Loan, the Incremental Term Loan shall bear interest on the outstanding principal amount thereof at a rate per annum equal to the Base Rate for such Interest Period plus 3.75%. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the extended revolving facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate).
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility, as amended. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility, as amended, ranging from 0.50% per annum to 1.00% per annum.
We also attempt to manage the impact of interest rate risk on Boyd's long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes.
The Company previously entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Amended Credit Facility. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating rate debt to a fixed rate. The interest rate swap agreements terminated on June 30, 2011.
The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. For our debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The weighted-average variable rates are based upon prevailing interest rates.
The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows.

	Expected Maturity Date
	Year Ending December 31,
	2012	2013	2014	2015	2016		Thereafter	Total	Fair Value
	(In thousands, except percentages)
Boyd Gaming Corporation Debt
Long-term debt (including current portion):
Fixed-rate	$730	$10,341	$215,668	$—	$240,750		$500,000	$967,489	$897,886
Average interest rate	8.1%	8.1%	8.1%	8.5%	8.5%		9.1%	8.4%
Variable-rate	$42,500	$42,500	$42,500	$1,505,250	$—		$—	$1,632,750	$1,388,630
Average interest rate	4.7%	4.7%	4.7%	4.2%	—%		—%	4.6%

Borgata Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$398,000	$—		$393,500	$791,500	$736,185
Average interest rate	9.7%	9.7%	9.7%	9.7%	9.9%	—	9.9%	9.8%
Variable-rate	$—	$—	$40,200	$—	$—		$—	$40,200	$40,200
Average interest rate	4.4%	4.4%	4.4%	4.4%	—%		—%	4.4%
As of December 31, 2011, our long-term variable-rate borrowings represented approximately 49.7% of our total long-term debt, including the effects of our interest rate swaps. Based on December 31, 2011 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $16.3 million and $0.4 million for Boyd and Borgata respectively.
The following table provides other information about our long-term debt at December 31, 2011.

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Corporation Debt
Bank credit facility	$1,632,750	$1,621,715	$1,388,630	Level 2
9.125% senior notes due 2018	500,000	491,444	471,000	Level 1
6.75% senior subordinated notes due 2014	215,668	215,668	208,120	Level 1
7.125% senior subordinated notes due 2016	240,750	240,750	208,249	Level 1
Other	11,071	11,071	10,517	Level 3

Borgata Debt
Borgata bank credit facility	40,200	40,200	40,200	Level 2
9.50% senior secured notes due 2015	398,000	387,049	378,100	Level 1
9.875% senior secured notes due 2018	393,500	382,559	358,085	Level 1
Less current maturities	43,230	43,230	43,230	Level 2
Total long-term debt	$3,388,709	$3,347,226	$3,019,671
The estimated fair value of our Amended Credit Facility is based on a relative value analysis performed on or about December 31, 2011. The estimated fair value of Borgata's bank credit facility, as amended, at December 31, 2010 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising the Borgata bank credit facility, as amended. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2011. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

ITEM 8.    Financial Statements and Supplementary Data.
The information required by this Item is contained in Part IV, Item 15 of this Annual Report on Form 10-K under Financial Statements. The audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% joint venture in Atlantic City, as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 are included in Exhibit 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 5, 2011.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2011.

ITEM 9A.	Controls and Procedures.
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2011, based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale. The financial position of IP is included in our consolidated balance sheet as of December 31, 2011 and their results are reflected in our consolidated statements of operations and cash flows for the period from October 4, 2011 through December 31, 2011. However, we have elected to exclude IP from the scope of our report on internal control over financial reporting as of December 31, 2011. The financial position of IP represented approximately 7.4% of our net assets and 5.4% of our total assets at December 31, 2011, and its results of operations increased our net revenues and operating income by 1.9% and 1.4%, respectively, during the year ended December 31, 2011.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of IP Casino Resort and Spa (“IP”), which was acquired on October 4, 2011. The financial position of IP represents approximately 5.4% of the Company's total assets and 7.4% of the Company's net assets at December 31, 2011, and its results of operations increased the Company's net revenues and operating income by 1.9% and 1.4%, respectively. Accordingly, our audit did not include the internal control over financial reporting for IP. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 7, 2012

ITEM 9B.	Other Information.
None.

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Annual Report on Form 10-K.
Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.	Executive Compensation.
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

The accompanying audited consolidated financial statements of Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” “we” or “us”) have been prepared in accordance with the instructions to Form 10-K and Article 10 of Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).

When we filed our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission ("SEC") on March 15, 2011, (the “Provisional Form 10-K”), the initial acquisition method accounting for the effective change in control of Borgata Hotel Casino and Spa ("Borgata") was incomplete. The application of acquisition method accounting, required in accordance with the authoritative accounting guidance for business combinations, initially had the following effects on our unaudited condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the provisional fair value of the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the provisional fair value of the noncontrolling interest held in trust as a separate component of our stockholders' equity.

Since the filing of the Provisional Form 10-K, we have made adjustments to the provisional fair value amounts recognized at the date of effective change in control, or March 24, 2010, to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the condensed consolidated balance sheet reported as of December 31, 2010, as previously reported in the Provisional Form 10-K; however, the impact on the accompanying consolidated statement of operations for the year ended December 31, 2010, as retrospectively adjusted to the statement as reported in the Provisional Form 10-K was not material, and was therefore not adjusted for any measurement period adjustments.

Additionally, in preparing the consolidated financial statements for the year ended December 31, 2011, the Company discovered an immaterial error that impacted the previously issued consolidated financial statements as of and for the year ended December 31, 2010. The error related to a misclassification in the financial statements of LVE, the variable interest entity that we were required to consolidate during the year ended December 31, 2010. Such financial statements improperly reported interest costs as a capitalized asset, when the related costs should have been expensed due to the suspension of related construction activities.

The Company assessed the materiality of this error on both a quantitative and qualitative basis, and determined that the error was immaterial to previously reported amounts as reported in the consolidated financial statements and notes thereto, for the year ended December 31, 2010. The revision of the previously issued consolidated financial statements resulted in minor impacts on certain line items in our consolidated balance sheet, statements of operations, changes in stockholders' equity and cash flows, yet had no impact on net income or retained earnings as previously reported. These corrections have been disclosed herein, and all resulting changes are reflecting in the consolidated financial statements presented herein as of and for the year ended December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries as at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 7, 2012

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2011 and 2010

	December 31,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$178,756	$145,623
Restricted cash	15,753	19,494
Accounts receivable, net	58,589	48,888
Inventories	17,493	16,029
Prepaid expenses and other current assets	47,465	37,153
Income taxes receivable	3,268	5,249
Deferred income taxes	21,570	8,149
Total current assets	342,894	280,585

Property and equipment, net	3,542,108	3,383,371
Assets held for development	1,089,819	1,086,844
Debt financing costs, net	32,099	34,993
Restricted investments held by variable interest entity	21,367	48,168
Other assets, net	67,173	69,610
Intangible assets, net	574,018	539,714
Goodwill, net	213,576	213,576
Total assets	$5,883,054	$5,656,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$43,230	$25,690
Accounts payable	98,015	57,183
Accrued liabilities	295,459	278,469
Tax liabilities	5,630	6,506
Non-recourse obligations of variable interest entity	29,686	22,487
Total current liabilities	472,020	390,335

Long-term debt, net of current maturities	3,347,226	3,193,065
Deferred income taxes	379,958	362,174
Other long-term tax liabilities	45,598	44,813
Other liabilities	71,193	84,533
Non-recourse obligations of variable interest entity	192,980	220,572

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,572,098 and 86,244,978 shares outstanding	863	862
Additional paid-in capital	644,174	635,028
Retained earnings	557,055	560,909
Accumulated other comprehensive loss, net	—	(7,594)
Total Boyd Gaming Corporation stockholders’ equity	1,202,092	1,189,205
Noncontrolling interests	171,987	172,164
Total stockholders’ equity	1,374,079	1,361,369
Total liabilities and stockholders’ equity	$5,883,054	$5,656,861

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009

REVENUES	(In thousands, except per share data)
Operating revenues:
Gaming	$1,986,644	$1,812,487	$1,372,091
Food and beverage	388,148	347,588	229,374
Room	246,209	211,046	122,305
Other	135,176	123,603	100,396
Gross revenues	2,756,177	2,494,724	1,824,166
Less promotional allowances	419,939	353,825	183,180
Net revenues	2,336,238	2,140,899	1,640,986
COST AND EXPENSES
Operating costs and expenses:
Gaming	924,451	859,818	664,739
Food and beverage	200,165	180,840	125,830
Room	56,111	49,323	39,655
Other	108,907	99,458	77,840
Selling, general and administrative	394,991	369,217	284,937
Maintenance and utilities	153,512	140,722	92,296
Depreciation and amortization	195,343	199,275	164,427
Corporate expense	48,962	48,861	47,617
Preopening expenses	6,634	7,459	17,798
Other operating charges, net	14,058	4,713	41,780
Total operating costs and expenses	2,103,134	1,959,686	1,556,919
Operating income from Borgata	—	8,146	72,126
Operating income	233,104	189,359	156,193
Other expense (income):
Interest income	(46)	(5)	(6)
Interest expense, net of amounts capitalized	250,731	180,558	146,830
Fair value adjustment of derivative instruments	265	480	—
(Gain) loss on early retirements of debt	14	(2,758)	(15,284)
Gain on equity distribution	—	(2,535)	—
Other income	(11,582)	(10,000)	—
Other non-operating expenses	—	—	33
Other non-operating expenses from Borgata, net	—	3,133	19,303
Total other expense, net	239,382	168,873	150,876
Income (loss) before income taxes	(6,278)	20,486	5,317
Income taxes	(1,721)	(8,236)	(1,076)
Net income (loss)	(7,999)	12,250	4,241
Net (income) loss attributable to noncontrolling interests	4,145	(1,940)	—
Net income (loss) attributable to Boyd Gaming Corporation	$(3,854)	$10,310	$4,241

Basic net income (loss)per common share	$(0.04)	$0.12	$0.05
Weighted average basic shares outstanding	87,263	86,601	86,429
Diluted net income (loss) per common share	$(0.04)	$0.12	$0.05
Weighted average diluted shares outstanding	87,263	86,831	86,517

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the years ended December 31, 2011, 2010 and 2009

		Boyd Gaming Corporation Stockholders’ Equity
		Common Stock
	Other Comprehensive Income (Loss)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands, except share data)
Balances, January 1, 2009		87,814,061	$878	$616,304	$546,358	$(20,018)	$—	$1,143,522
Net income	$4,241	—	—	—	4,241	—	—	4,241
Derivative instruments fair value adjustment, net of taxes of $979	1,892	—	—	—	—	1,892	—	1,892
Comprehensive income	$6,133
Stock options exercised		29,797	—	160	—	—	—	160
Settlement of restricted stock units		11,281	—	—	—	—	—	—
Tax effect of share-based compensation arrangements		—	—	(1,384)	—	—	—	(1,384)
Share-based compensation costs		—	—	15,888	—	—	—	15,888
Dividends paid on common stock		(1,724,685)	(17)	(7,933)	—	—	—	(7,950)
Balances, December 31, 2009		86,130,454	861	623,035	550,599	(18,126)	—	1,156,369
Net income	$12,250	—	—	—	10,310	—	1,940	12,250
Derivative instruments fair value adjustment, net of taxes of $5,824	6,416	—	—	—	—	10,532	(4,116)	6,416
Comprehensive income	18,666
Comprehensive loss attributable to noncontrolling interests	2,176	—	—	—	—	—	—	—
Comprehensive income attributable to Boyd Gaming Corporation	$20,842
Stock options exercised		114,524	1	669	—	—	—	670
Share-based compensation costs		—	—	11,324	—	—	—	11,324
Noncontrolling interest attributable to Borgata		—	—	—	—	—	219,256	219,256
Noncontrolling interest attributable to LVE		—	—	—	—	—	(44,916)	(44,916)
Balances, December 31, 2010		86,244,978	862	635,028	560,909	(7,594)	172,164	1,361,369
Net income	$(7,999)	—	—	—	(3,854)	—	(4,145)	(7,999)
Derivative instruments fair value adjustment, net of taxes of $4,230	11,562	—	—	—	—	7,594	3,968	11,562
Comprehensive income	3,563
Comprehensive income attributable to noncontrolling interests	177	—	—	—	—	—	—	—
Comprehensive income attributable to Boyd Gaming Corporation	$3,740
Stock options exercised		72,757	1	396	—	—	—	397
Award of restricted stock units		254,363	—	(383)	—	—	—	(383)
Tax effect of share-based compensation arrangements		—	—	(863)	—	—	—	(863)
Share-based compensation costs		—	—	9,996	—	—	—	9,996
Balances, December 31, 2011		86,572,098	$863	$644,174	$557,055	$—	$171,987	$1,374,079
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$(7,999)	$12,250	$4,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195,343	199,275	164,427
Amortization of debt financing costs	11,853	5,369	6,279
Amortization of discounts on senior secured notes	3,390	1,294	—
Share-based compensation expense	9,996	11,324	15,888
Deferred income taxes	(2,381)	6,284	15,574
Operating and non-operating income from Borgata	—	(5,013)	(52,823)
Distributions of earnings received from Borgata	—	1,910	60,136
Gain on equity distribution	—	(2,535)	—
Noncash asset write-downs	7,764	—	42,350
Gain on early retirements of debt	14	(2,758)	(15,284)
Bargain purchase gain	(4,582)	—	—
Other operating activities	8,392	(5,635)	(3,421)
Changes in operating assets and liabilities:
Restricted cash	3,741	(3,326)	8,141
Accounts receivable, net	(11,794)	(3,808)	2,791
Inventories	114	(519)	(67)
Prepaid expenses and other current assets	(3,673)	(3,371)	15,598
Income taxes receivable	2,010	15,658	(5,692)
Other long-term tax assets	6,601	(4,725)	(1,038)
Other assets, net	(2,839)	(3,038)	3,423
Accounts payable and accrued liabilities	42,910	36,934	(18,538)
Income taxes payable	(5,905)	805	—
Other long-term tax liabilities	5,815	2,305	(4,618)
Other liabilities	(5,260)	10,711	4,596
Net cash provided by operating activities	253,510	269,391	241,963

Cash Flows from Investing Activities
Capital expenditures	(87,224)	(75,958)	(157,557)
Cash paid for acquisitions, net of cash received	(278,456)	—	—
Cash paid to acquire development agreement	(24,450)	—	—
Net cash effect upon change in controlling interest of Borgata	—	26,025	—
Net cash effect upon consolidation of variable interest entity	—	41	—
Change in restricted investments	26,801	(1,131)	—
Net additional cash paid for Dania Jai-Alai	—	—	(9,375)
Other investing activities	542	2,146	1,804
Net cash used in investing activities	(362,787)	(48,877)	(165,128)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
for the years ended December 31, 2011, 2010 and 2009

Cash Flows from Financing Activities
Borrowings under bank credit facility	391,329	758,774	656,440
Payments under bank credit facility	(183,579)	(1,250,674)	(620,655)
Borrowings under Borgata bank credit facility	741,300	533,673	—
Payments under Borgata bank credit facility	(762,000)	(1,105,062)	—
Proceeds from issuance of senior notes, net	—	490,000	—
Proceeds from issuance of Borgata senior secured notes, net	—	773,176	—
Debt financing costs, net	(15,374)	(27,057)	(932)
Payments on retirements of long-term debt	(8,198)	(187,693)	(89,482)
Payments under note payable	—	(46,875)	(18,750)
Payments on non-recourse obligations of variable interest entity	(27,000)	—	—
Proceeds from issuance of non-recourse debt	7,199	18,091	—
Payments on loans to variable interest entity's members	(592)	(1,194)	—
Repurchase and retirement of common stock	—	—	(7,950)
Distributions from Borgata	—	(123,422)	—
Other financing activities	(675)	170	(456)
Net cash provided by (used in) financing activities	142,410	(168,093)	(81,785)
Increase (decrease) in cash and cash equivalents	33,133	52,421	(4,950)
Cash and cash equivalents, beginning of period	145,623	93,202	98,152
Cash and cash equivalents, end of period	$178,756	$145,623	$93,202

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$233,043	$129,070	$142,670
Cash received (paid) for income taxes, net of income taxes paid	4,946	(9,661)	(1,768)

Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$6,324	$8,798	$35,973
Fair value adjustment on derivative instruments	11,931	17,742	4,952
Transfer of investment in unconsolidated subsidiary to property and equipment	—	—	4,427
Increase in term loan under Amended Credit Facility	350,000	—	—
Extinguishment of previous Borgata credit facility with advance from new Borgata credit facility	—	73,010	—

Fair Value of IP Assets Acquired and Liabilities Assumed
Accounts receivable, net	$1,230	$—	$—
Inventories	1,579	—	—
Prepaid expenses and other current assets	6,638	—	—
Property and equipment, net	264,703	—	—
Intangible assets	28,600	—	—
Fair value of assets acquired, net of cash received	$302,750	$—	$—

Accounts payable	$3,018	$—	$—
Accrued liabilities	14,182	—	—
Deferred income taxes	2,512	—	—
Fair value of liabilities assumed	19,712	—	—
Fair value of net assets	$283,038	$—	$—

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
for the years ended December 31, 2011, 2010 and 2009

Fair Value of Assets Acquired and Liabilities Assumed Under Development Agreement
Intangible assets	$21,373	$—	$—
Note receivable	3,077	—	—
Fair value of assets acquired	$24,450	$—	$—

Fair Value of Assets and Liabilities Consolidated (net of Cash Recorded) Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$—	$29,099	$—
Inventories	—	4,118	—
Prepaid expenses and other current assets	—	9,201	—
Deferred income taxes	—	1,290	—
Property and equipment, net	—	1,293,792	—
Intangible assets		14,000
Indefinite lived intangible assets	—	65,000	—
Other assets, net	—	36,641	—
Fair value of assets consolidated	$—	$1,453,141	$—
Current maturities of long-term debt	$—	$632,289	$—
Accounts payable	—	8,729	—
Income taxes payable	—	7,579	—
Accrued liabilities	—	66,854	—
Other liabilities	—	40,204	—
Fair value of liabilities consolidated	$—	$755,655	$—

Assets and Liabilities Consolidated (net of Cash Recorded) Due to Consolidation of Variable Interest Entity
Accounts receivable	$—	$1,351	$—
Assets held for development	—	163,806	—
Debt financing costs, net	—	3,647	—
Restricted investments	—	48,168	—
Total assets consolidated, net of cash	$—	$216,972	$—
Accounts payable	$—	$393	$—
Accrued liabilities	—	1,040	—
Obligations of variable interest entity	—	243,059	—
Other liabilities	—	19,904	—
Noncontrolling interests	—	(47,092)	—
Total liabilities and noncontrolling interests consolidated	$—	$217,304	$—

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
for the years ended December 31, 2011, 2010 and 2009

Acquisition of Dania Jai-Alai
Fair value of noncash assets acquired	$—	$—	$28,352
Additional cash paid	—	—	(9,375)
Termination of contingent liability	—	—	46,648
Note payable issued	—	—	(65,625)
	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” “we” or “us”) was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company's common stock is traded on the New York Stock Exchange under the symbol “BYD”.
We are a diversified operator of 16 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. Results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus their marketing on gaming customers from Hawaii.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility located on approximately 47 acres of land in Dania Beach, Florida.

Echelon Development
Additionally, we own approximately 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project ("Echelon") is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

Basis of Presentation
Acquisition of IP Casino Resort Spa
On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi , on an as-is basis. The net purchase price was approximately $280.6 million.

The financial position of IP is included in our consolidated balance sheet as of December 31, 2011; its results of operations for the period from October 4, 2011 through December 31, 2011 are included in our consolidated statements of operations and cash flows for the year ended December 31, 2011.

Effective Control of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM's divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 3, Consolidation of Certain Interests. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date of effective control.
The financial position of Borgata is included in our consolidated balance sheets as of December 31, 2011 and 2010; its results of operations for the full year ended December 31, 2011 and the period from March 24 through December 31, 2010 are included in our consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010. Prior period amounts were not restated or recasted as a result of this change; however, detailed pro forma financial information is presented in Note 3, Consolidation of Certain Interests for the year ended December 31, 2009. We also recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.
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

LVE began construction of the facility in 2007 and expected to provide full energy services to Echelon in 2010, when we originally expected to open. However, LVE suspended construction in January 2009, after our announcement of the delay of Echelon. On April 3, 2009, LVE notified us that, in its view, Echelon would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Under the Purchase Option Agreement, Echelon has the right, upon written notice to LVE, to purchase the assets of LVE relating to the central energy center and energy distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of the LVE assets.

New consolidation guidance regarding the variable interest model became effective on January 1, 2010. Under this new qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. The authoritative literature on consolidations provides guidance related to variable interest entities.

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

For the following quantitative and qualitative reasons, we presently believe that substantially all of LVE's activities are presently performed for our benefit. Pursuant to the terms of the ESA, we are obligated to purchase substantially all of its thermal output at a fixed and variable pricing arrangement that protects LVE from commodity risk. This agreement is long-term in duration, terming for 25 years from the commencement of the commercial operations of Echelon. Additionally, during the period of suspension, we are obligated to pay fees to LVE to subsidize the holding costs of the facility. We have a fixed price put option to purchase the assets of LVE, but have no future obligation to absorb any operating losses or otherwise provide financial support, except as contractually provided as described above. We do not hold any equity interest in LVE and have not guaranteed any of its outstanding debt obligations, nor would such debt have recourse to any of our lenders, note holders or general creditors.

This guidance required us to consolidate LVE for financial statement purposes, as we determined that we are presently the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries.

As discussed above, the financial position of IP is included in our consolidated balance sheet as of December 31, 2011; its results of operations for the period from October 4, 2011 through December 31, 2011 are included in our consolidated statements of operations and cash flows for the year ended December 31, 2011.

Additionally, as discussed above, the financial position of Borgata is included in our consolidated balance sheets as of December 31, 2011 and 2010; its results of operations and cash flows for the full year ended December 31, 2011 and the period from March 24 through December 31, 2010 are included in our consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, approximately $1.44 billion and $1.48 billion, respectively, of our consolidated total assets relate to Borgata.

Additionally, the financial position and results of operations of LVE are included in our consolidated financial statements as of and for the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, approximately $189.9 million and $217.3 million, respectively, of our consolidated total assets relate to LVE, however, certain of these assets, approximating $163.8 million at both respective dates, are pledged as security on LVE's outstanding construction loan advances, and an additional $21.4 million and $48.2 million, respectively, of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.
All material intercompany accounts and transactions have been eliminated in consolidation.
Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase, and are on deposit with high credit quality financial institutions. Although these balances may at times exceed the federal insured deposit limit, we believe such risk is mitigated by the quality of the institution holding such deposit. The carrying values of these instruments approximate their fair values as such balances are generally available on demand.
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

The activity comprising our allowance for doubtful accounts during the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Beginning balance, January 1	$26,514	$4,169	$5,376
Additions due to consolidation of Borgata	—	24,212	—
Additions due to acquisition of IP Casino Resort Spa	2,072	—	—
Additions	3,864	2,766	1,030
Deductions	(3,959)	(4,633)	(2,237)
Ending balance	$28,491	$26,514	$4,169

During the year ended December 31, 2011, approximately $2.1 million of additions to both the allowance and the ending balance in the allowance at December 31, 2011 resulted from the purchase of IP on October 4, 2011. During the year ended December 31, 2010, approximately $24.2 million of the additions to the allowance, and $23.3 million of the ending balance in the allowance as of December 31, 2010 resulted from the consolidation of Borgata.

Management does not believe that any significant concentrations of credit risk existed as of December 31, 2011.

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
Gains or losses on disposals of assets are recognized as incurred, using the specific identification method. Costs of major

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All resulting recognized impairment charges are recorded as operating expenses. See Note 18, Other Operating Charges, net for a discussion of impairment charges related to our long-lived assets.
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
There were no activities or expenditures related to this project which qualified for interest capitalization during the years ended December 31, 2011 or 2010. Interest capitalized during the year ended December 31, 2009 was $0.4 million.
Debt Financing Costs
Debt financing costs, which include legal, credit, and other direct costs related to the issuance of our outstanding debt, are deferred and amortized to interest expense over the contractual term of the underlying long-term debt using the effective interest method. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt financing costs.

Restricted Investments
In accordance with the terms of the tax-exempt loan agreements, which are the obligations of LVE, unused proceeds are required to be held in escrow pending approval of construction expenditures. These investments are held in an interest-bearing account.
CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to 50 years and bear interest at below market rates. Our net deposits with the CRDA, held by Borgata, eligible to be used to fund qualified investments were $40.0 million and $35.8 million as of December 31, 2011 and 2010, respectively, and are included in other assets, net on our consolidated balance sheets.
Intangible Assets
Intangible assets include customer relationships, favorable lease rates, development agreements, trademarks and gaming license rights.
Amortizing Intangible Assets: Customer relationships represent the value of repeat business associated with our customer loyalty

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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
Indefinite Lived Intangible Assets: Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test. We perform the annual test for the indefinite lived intangible assets of Borgata in the first quarter of each year, and those of our wholly-owned properties in the second quarter of each year. We also perform interim tests between such annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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
Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” indicates the likelihood of occurrence is greater than 50%.
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
Self-Insurance Reserves
We are self-insured for general liability costs and self-insured up to certain stop loss amounts for employee health coverage and workers' compensation costs. Borgata is currently self-insured with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Certain of these claims represent obligations to make future payments; and therefore we discount such reserves to an amount representing the present value of the claims which will be paid in the future using a blended rate, which represents the inherent risk and the average payout duration. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.
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
Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income (“OCI”) and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged (i.e., when the interest expense on the variable-rate liability is recorded in earnings). Any hedge ineffectiveness (which represents the amount by which hedge results exceed the variability in the cash flows of the forecasted transaction due to the risk being hedged) is recorded in current period earnings.
During the years ended December 31, 2011, 2010 and 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings.
Derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. Certain interest rate swap contract liabilities included in our consolidation of LVE are recorded in other liabilities on the consolidated balance sheets at December 31, 2011 and 2010.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying consolidated statements of stockholders' equity. The cumulative balance of other comprehensive income consists solely of fair value adjustments related to hedged derivative

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 instruments.
Noncontrolling Interests
Noncontrolling interests includes the portion of the ownership in Borgata not directly attributable to Boyd, and is reported as a separate component of our stockholders' equity in our consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interests. At December 31, 2011 and 2010, noncontrolling interests are comprised of: (i) the 50% interest in Borgata, held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value, at the date of the effective change in control, on March 24, 2010; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity which was consolidated in our financial statements effective January 1, 2010, but in which we hold no equity interest.
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
Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowances
The amounts included in promotional allowances for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011		2010		2009
			(In thousands)
Rooms	$130,168	109,268	$109,268	—	$50,885
Food and beverage	175,391	159,229	159,229	—	112,368
Other	114,380	85,328	85,328	—	19,927
Total promotional allowances	$419,939		$353,825		$183,180
The estimated costs of providing such promotional allowances for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Rooms	$58,821	$53,928	$29,766
Food and beverage	158,881	159,617	114,711
Other	18,092	16,884	6,031
Total cost of promotional allowances	$235,795	$230,429	$150,508
Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense on the consolidated statements of operations. These

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 taxes totaled approximately $258.4 million, $256.5 million and $215.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $33.1 million, $31.8 million and $21.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Corporate Expense
Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations. Corporate expense totaled $49.0 million, $48.9 million and $47.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Preopening Expenses
Certain costs of start-up activities are expensed as incurred. The following reconciles our preopening expenses to provide the amounts incurred, net of the amounts eliminated upon the consolidation of LVE.

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Preopening expense:
Amounts incurred by Boyd Gaming Corporation	$17,492	$8,405	$17,798
Amounts eliminated upon consolidation of LVE	(10,858)	(946)	—
Amounts reported in our consolidated statements of operations	$6,634	$7,459	$17,798
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
The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Expected stock price volatility	79.7%	72.9%	69.6%
Annual dividend rate	—%	—%	—%
Risk-free interest rate	0.4%	0.9%	2.1%
Expected option life (in years)	3	4.3	4.3
Estimated fair value per share	$3.44	$4.67	$4.18
Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, consisted of the following amounts:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Earnings per share:
Basic weighted average shares outstanding	$87,263	$86,601	$86,429
Potential dilutive effect	—	230	88
Diluted weighted average shares outstanding	$87,263	$86,831	$86,517
Due to the net loss for the year ended December 31, 2011, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted earnings per share. Anti-dilutive options totaling 8.1 million and 8.6 million have been excluded from the computation of diluted earnings per share as these shares were out of the money during the years ended December 31, 2010 and December 31, 2009.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist of cash equivalents, accounts receivable and interest rate swap contracts. Our interest rate swap contracts terminated on June 30, 2011.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, recoverability of assets held for development, measurement of the fair value of our controlling interest and the noncontrolling interest in Borgata, fair valuations of acquired assets and assumed liabilities, estimated cash flows in assessing the recoverability of long-lived assets and assumptions relative to the valuation and impairment of goodwill and intangible assets, estimated valuation allowances for deferred tax assets, accruals for slot bonus point programs, estimates of certain tax liabilities and uncertain tax positions, determination of self-insured liability reserves, computation of share-based payment valuation assumptions, estimates of fair values of assets and liabilities measured at fair value, estimates of fair values of assets and liabilities disclosed at fair value, fair values of derivative instruments and assessments of contingencies and litigation and claims. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on our retained earnings or net income as previously reported. The

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 reclassifications specifically had the following impacts on our consolidated balance sheets at December 31, 2011 and 2010 in that our investment in an unconsolidated subsidiary was reclassified to other assets based on the relative immateriality of such investment and to reflect the fact that the investment is presently being liquidated.

Revisions to Previously Issued Financial Statements
Certain prior period amounts presented in our consolidated financial statements have been revised to reflect the correction of an immaterial error. The Company assessed the materiality of this error on both a quantitative and qualitative basis, and determined that the error was immaterial to previously reported amounts as reported in the consolidated financial statements and notes thereto, for the year ended December 31, 2010. The revision of the previously issued financial statements resulted in minor impacts on certain line items in our consolidated balance sheet, statements of operations, changes in stockholders' equity and cash flows, yet had no impact on net income attributable to Boyd Gaming Corporation or retained earnings as previously reported. See further disclosure in Note 24, Revisions to Consolidated Financial Statements.

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

Accounting Standards Update 2011-09 Employer's Participation in Multiemployer Benefit Plans ("Update 2011-09")
In September 2011, the Financial Accounting Standards Board ("FASB") issued Update 2011-09 which is an amendment to Topic 715-80 of the Accounting Standards Codification ("ASC").

The objective of Update 2011-09 is to amend ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other post-retirement benefits. The objective of Update 2011-09 is to enhance transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer's participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer's commitments to the plans.

We adopted Update 2011-09 during the year ended December 31, 2011. Update 2011-09 did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2011-08 Intangibles, Goodwill and Other ("Update 2011-08")
In September 2011, the FASB issued Update 2011-08 which is an amendment to ASC Topic 350.

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
In June 2011, the FASB issued Update 2011-05 which is an amendment to Topic ASC 220.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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

Accounting Standards Update 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards (“Update 2011-12”)
In December 2011, the FASB issued Update 2011-12 which is an update to ASC Topic 220.

Update 2011-12 defers certain provisions of Update 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of operations and the statement of comprehensive income, as discussed above in Update 2011-05 (both for interim and annual financial statements). Accordingly, this requirement is indefinitely deferred and will be deliberated by the FASB at a future date. During this time of deliberation, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not superseded or otherwise effected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

The effective date of Update 2011-12 is for fiscal years and interim periods with those fiscal years beginning January 1, 2012. Update 2011-12 will not have a material impact on the computation of comprehensive income.

NOTE 2. ACQUISITIONS
IP Casino Resort Spa
Overview
On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP , on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million.
The IP Casino Resort Spa is one of the premier resorts on the Mississippi Gulf Coast. Completely remodeled in 2005, the property features nearly 1,100 hotel rooms and suites; a 70,000-square-foot casino with 1,900 slot machines and 62 table games; 73,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including Thirty-Two, a steak and seafood restaurant, and Tien, an upscale Asian restaurant, both AAA Four Diamond-recognized.
Acquisition Method Accounting
The Company has applied the acquisition method of accounting to this business combination, which promulgates the following:

•	Identifying the acquirer
The Company did not acquire the equity interests of the sellers, but rather acquired certain assets and assumed certain liabilities. However, the assets acquired and liabilities assumed by the Company constitute a business, as all associated processes and productive outputs were obtained in the transaction. The Company created a wholly-owned subsidiary to record the activities of this business.

•	Determining the acquisition date
Title to all acquired assets, transfer of licensing requirements and the assumption of certain liabilities occurred upon closing, at midnight on October 4, 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

•	Recognizing and measuring the identifiable assets acquired and the liabilities assumed
The Company has completed its valuation procedures, and the resulting fair value of the acquired assets and assumed liabilities has been recorded based upon our consideration of an independent valuation of the business enterprise and IP's tangible and intangible assets.

•	Recognizing and measuring goodwill or a gain from a bargain purchase
The Company has recorded a bargain purchase in this business combination, as further discussed below, because the fair values of the identifiable net assets acquired and liabilities assumed exceeded the consideration transferred.

The application of the acquisition method accounting guidance had the following effects on our consolidated financial statements: (i)  we measured the fair value of identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions and recognized such in our consolidated balance sheet as of October 4, 2011; and (ii) we have reported the operating results of IP in our consolidated statements of operations and cash flows for the period from October 4, 2011 through December 31, 2011 (the "Stub Period").

Consideration Transferred
The fair value of the consideration transferred on the acquisition date, and as retrospectively adjusted, included the purchase price of the net assets transferred and certain liabilities incurred on behalf of the sellers. Total consideration was comprised of the following:

Total Consideration
(In thousands)
Cash paid directly to or on behalf of sellers:
Purchase price pursuant to the Agreement for Purchase and Sale	$277,000
Donation to charitable foundation at direction of seller	10,000

Liabilities assumed on behalf of sellers:
Certain employee obligations assumed on behalf of seller	1,881

Adjustment for value of current assets acquired and current liabilities assumed:
Working capital adjustments	(8,252)
Total consideration	$280,629

In addition to this total consideration, the Company intends to perform certain capital improvement projects with respect to the property at an estimated cost of $44 million. Pursuant to the terms of the agreement, to the extent that the costs of the capital improvements exceed the original cost estimate, the Company will be solely responsible for the additional costs; however, to the extent that costs are less than the original cost estimate, the Company is obligated to pay the seller an amount equal to one-half of the difference between the actual costs and the original estimated costs. The Company has not recorded any contingent consideration as a result; however, as it is presently likely that these capital improvements will require the entire $44 million spend.

Acquisition Expenses
Acquisition-related costs were not included as part of the consideration transferred, but rather expensed as incurred. The Company incurred and expensed the following acquisition costs associated with this acquisition:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Acquisition
Expenses
(In thousands)
Year ended December 31, 2011:
Transaction fee	$3,026
Advisory services	765
Legal fees	553
Closing costs	321
Other expenses	106
Total acquisition expenses	$4,771

These acquisition expenses are reported in the other operating charges, net line item on our consolidated statement of operations during the year ended December 31, 2011.

Consolidated Balance Sheet Impact
The following table summarizes the recognized fair values of the assets acquired and liabilities assumed as of October 4, 2011.

As Recorded, at Fair Value
(In thousands)
Current Assets
Cash and cash equivalents	$2,173
Accounts receivable, net	1,230
Inventories	1,579
Prepaid expenses and other current assets	6,638

Tangible Assets
Property and equipment, net	264,703

Identified Intangible Assets
Trademark	25,300
Customer relationships	3,300
Total acquired assets	304,923

Current liabilities
Accounts payable	3,018
Accrued liabilities	14,182

Other liabilities
Deferred tax liability	2,512
Total liabilities assumed	19,712
Net identifiable assets	$285,211

The fair value of the current assets acquired and current liabilities assumed was presumed to be historical acquired value, based on the relatively short term nature of these assets and liabilities. The $1.2 million of acquired accounts receivable is net of a $2.1 million reserve, reducing the gross amount of $3.3 million to an amount reflecting the expected cash flows from such outstanding balances.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

The fair value of the tangible assets utilized a combination of the income, market or cost approaches, depending on the characteristics of the asset classification. With respect to certain personal property components of these assets (slot machines, furniture, fixtures and equipment, resort sign, vehicles and computer equipment) the cost approach was used, which is based on replacement or reproduction costs of the asset. The fair value of the barge, as well as land was determined using the market approach, which considers sales of comparable assets and applies compensating factors for any differences specific to the particular assets. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost.

The fair value of the identified intangible assets was determined using a cash flow model following the income approach. Specifically, the identified intangible assets include the value of the IP trademark and customer relationships. The value of the trademark relied upon a relief from royalty method, which discounts a stream of payments associated with the right to use such name. The value of customer relationships followed a multi-period excess earnings method, which is an application of the discounted cash flow method and computes the present value of after-tax cash flows attributable to the associated future income stream.

Bargain Purchase Gain
The business combination resulted in the recording of a bargain purchase gain, due to the excess fair value of net identifiable assets over the total consideration. The gain was computed as follows:

Bargain
Purchase Gain
(In thousands)
Fair value of net identifiable assets	$285,211
Total consideration	280,629
Bargain purchase gain	$4,582

The bargain purchase gain was reported in other income in our consolidated statement of operations during the year ended December 31, 2011.

Upon the initial determination that the fair value of the acquired net assets would result in a gain representing a bargain purchase, the Company reassessed the valuation assumptions utilized to determine these fair values as part of the acquisition method accounting. The reassessment performed focused on whether the Company had: (i) correctly identified all of the assets acquired and all of the liabilities assumed; and (ii) critically reviewed the procedures used to measure the relative fair values of such amounts. As a result of this reassessment, certain adjustments to the valuation assumptions were identified and modified; however, the effect of such was a significant reduction, but not a full elimination of the bargain purchase gain. The Company believes the reassessment appropriately reflects its consideration of all available information as of the acquisition date.

The events and circumstances resulting in a bargain purchase of IP were primarily related to the acceptance of the property in an "as-is" condition, coupled with the facts that there was not a competitive bidding process, and the representations and warranties received from the seller were not conventional or conforming for this size or type of transaction.

During our preliminary due diligence process, we identified certain deferred maintenance issues regarding the property, after initial negotiations had commenced. As previously disclosed, the Company intends to immediately begin capital improvements to the property at an estimated cost of $44 million. These improvements are necessary to extend the useful life of the hull on which the gaming barge sits, and perform other deferred maintenance projects related to the back of house areas. Additionally, and as importantly, the improvements to the hull will preserve compliance with specific building codes.

The sellers of the IP did not run a competitive bidding process, and the Company's purchase was on an "as-is" basis. While the negotiations were relatively confined prior to the discovery of these required improvements, we believe it was advantageous to our overall negotiations to deal directly with the sellers on these issues, as such were identified. The Company's willingness to accept, and ultimately fund the significant cost to pay for these improvements provided an advantageous position to renegotiate the original purchase price.

Condensed Statements of Operations
for the period from October 4, 2011 through December 31, 2011
The following supplemental information presents the financial results of IP included in the Company's consolidated statement of operations for the year ended December 31, 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

October 4 through December 31, 2011
Condensed Statement of Operations	(In thousands)
Net revenues	$44,627

Operating income	$3,203

Supplemental Unaudited Pro Forma Information
The unaudited pro forma results presented below include adjustments related to: (i) the effects the depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from acquisition method accounting; (ii) the reversal of certain activity conducted with the prior seller; (iii) the impact of the capitalization of the entity formed through the acquisition; and (iv) the reclassification of certain items to conform to the Company's consolidated presentation. The pro forma results also reflect adjustments to conform the historical results with the Company's accounting policies. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and merger been consummated at any of these earlier dates presented herein.

Pro Forma Consolidated Statement of Income
for the year ended December 31, 2011
(unaudited)
The following supplemental pro forma information presents the financial results as if we acquired IP as of January 1, 2011, and consolidated such results for the period from January 1, 2011 through October 3, 2011 (the "Straddle Period"). This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the year ended December 31, 2011 would have been had we acquired IP on January 1, 2011, nor are they indicative of any future results.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31, 2011
	Boyd Gaming	IP	Pro Forma			Boyd Gaming
	Corporation	(historical)	and Other			Corporation
	(as reported)	Straddle Period	Adjustments		Eliminations	(pro forma)
	(In thousands)
Revenues
Gaming	$1,986,644	$104,698	$—		$—	$2,091,342
Food and beverage	388,148	31,323	—		—	419,471
Rooms	246,209	26,084	—		—	272,293
Other	135,176	6,150	—		—	141,326
Gross revenues	2,756,177	168,255	—		—	2,924,432
Less promotional allowances	419,939	42,651	—		—	462,590
Net revenues	2,336,238	125,604	—		—	2,461,842

Costs and expenses
Gaming	924,451	36,123	—		—	960,574
Food and beverage	200,165	9,396	—		—	209,561
Rooms	56,111	28,551	—		—	84,662
Other	108,907	5,782	—		—	114,689
Selling, general and administrative	394,991	18,596	—		—	413,587
Maintenance and utilities	153,512	15,447	—		—	168,959
Depreciation and amortization	195,343	26,935	(10,237)	i	—	212,041
Corporate expense	48,962	—	—		—	48,962
Preopening expenses	6,634	—	—		—	6,634
Other operating charges, net	14,058	1,773	—		—	15,831
Total costs and expenses	2,103,134	142,603	(10,237)		—	2,235,500
Operating income	233,104	(16,999)	10,237		—	226,342
Other (income) expense
Interest income	(46)	—	—			(46)
Interest expense, net of capitalized amounts	250,731	—	19,950	ii	(19,950)	250,731
Fair value adjustment of derivatives	265	—	—		—	265
Loss on early retirement of debt	14	—	—		—	14
Other (income) expense	(11,582)	—	—		—	(11,582)
Total other (income) expense, net	239,382	—	19,950		(19,950)	239,382

Loss before income taxes	(6,278)	(16,999)	(9,713)		19,950	(13,040)
Income taxes	(1,721)	—	—	iii	—	(1,721)
Net loss	(7,999)	(16,999)	(9,713)		19,950	(14,761)
Net loss attributable to noncontrolling interests	4,145	—	—		—	4,145
Net loss attributable to Boyd Gaming Corporation	$(3,854)	$(16,999)	$(9,713)		$19,950	$(10,616)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Pro Forma Condensed Consolidated Statement of Operations
for the year ended December 31, 2010
(unaudited)
The following supplemental pro forma information presents the financial results as if we acquired IP as of January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative or what the actual results for the year ended December 31, 2010 would have been had we acquired IP on January 1, 2010, nor are they indicative of any future results. The "as reported (and revised)" column reflects certain revisions to our consolidated financial statements as of December 31, 2010, for the correction of an immaterial error. See further discussion of these revisions in Note 24, Revision to Consolidated Financial Statement

	Year Ended December 31, 2010
	Boyd Gaming		Pro Forma			Boyd Gaming
	Corporation	IP	and Other			Corporation
	(as reported and revised)	(historical)	Adjustments		Eliminations	(pro forma)
	(In thousands)
Revenues
Gaming	$1,812,487	$179,529	$—		$—	$1,992,016
Food and beverage	347,588	33,159	—		—	380,747
Rooms	211,046	38,738	—		—	249,784
Other	123,603	9,252	—		—	132,855
Gross revenues	2,494,724	260,678	—		—	2,755,402
Less promotional allowances	353,825	56,081	—		—	409,906
Net revenues	2,140,899	204,597	—		—	2,345,496

Costs and expenses
Gaming	859,818	48,857	—		—	908,675
Food and beverage	180,840	12,288	—		—	193,128
Rooms	49,323	35,116	—		—	84,439
Other	99,458	6,327	—		—	105,785
Selling, general and administrative	369,217	41,311	—		—	410,528
Maintenance and utilities	140,722	20,288	—		—	161,010
Depreciation and amortization	199,275	43,722	(26,632)	i	—	216,365
Corporate expense	48,861	—	—		—	48,861
Preopening expenses	7,459	—	—		—	7,459
Other operating charges, net	4,713	(14,434)	—		—	(9,721)
Total costs and expenses	1,959,686	193,475	(26,632)		—	2,126,529
Operating income from Borgata	8,146	—	—			8,146
Operating income	189,359	11,122	26,632		—	227,113
Other (income) expense
Interest income	(5)	(115)	—			(120)
Interest expense, net of capitalized amounts	180,558	—	19,950	ii	(19,950)	180,558
Fair value adjustment of derivatives	480	—	—		—	480
Gain on early retirement of debt	(2,758)	—	—		—	(2,758)
Gain on equity distribution	(2,535)	—	—		—	(2,535)
Other income	(10,000)	—	—		—	(10,000)
Operating expense from Borgata	3,133	—	—		—	3,133
Total other (income) expense, net	168,873	(115)	19,950		(19,950)	168,758
Income before income taxes	20,486	11,237	6,682		19,950	58,355
Income taxes	(8,236)	—	—	iii	—	(8,236)
Net income	12,250	11,237	6,682		19,950	50,119
Net income attributable to noncontrolling interests	(1,940)	—	—		—	(1,940)
Net income attributable to Boyd Gaming Corporation	$10,310	$11,237	$6,682		$19,950	$48,179

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Pro Forma Condensed Consolidated Statement of Operations
for the year ended December 31, 2009
(unaudited)
The following supplemental pro forma information presents the financial results as if we acquired IP as of January 1, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the year ended December 31, 2009 would have been had we acquired IP on January 1, 2009, nor are they indicative of any future results.

	Year Ended December 31, 2009
	Boyd Gaming		Pro Forma			Boyd Gaming
	Corporation	IP	and Other			Corporation
	(as reported)	(historical)	Adjustments		Eliminations	(pro forma)
	(In thousands)
Revenues
Gaming	$1,372,091	$174,072	$—		$—	$1,546,163
Food and beverage	229,374	32,863	—		—	262,237
Rooms	122,305	37,045	—		—	159,350
Other	100,396	9,514	—		—	109,910
Gross revenues	1,824,166	253,494	—		—	2,077,660
Less promotional allowances	183,180	52,438	—		—	235,618
Net revenues	1,640,986	201,056	—		—	1,842,042

Costs and expenses
Gaming	664,739	50,164	—		—	714,903
Food and beverage	125,830	12,965	—		—	138,795
Rooms	39,655	34,485	—		—	74,140
Other	77,840	7,332	—		—	85,172
Selling, general and administrative	284,937	45,717	—		—	330,654
Maintenance and utilities	92,296	21,185	—		—	113,481
Depreciation and amortization	164,427	45,680	(24,940)	i	—	185,167
Corporate expense	47,617	—	—		—	47,617
Preopening expenses	17,798	—	—		—	17,798
Other operating charges, net	41,780	1,065	—		—	42,845
Total costs and expenses	1,556,919	218,593	(24,940)		—	1,750,572
Operating income from Borgata	72,126	—	—			72,126
Operating income	156,193	(17,537)	24,940		—	163,596
Other (income) expense
Interest income	(6)	(172)	—			(178)
Interest expense, net of capitalized amounts	146,830	—	19,950	ii	(19,950)	146,830
Gain on early retirement of debt	(15,284)	—	—		—	(15,284)
Other expense	33	—	—		—	33
Operating expense from Borgata	19,303	—	—		—	19,303
Total other (income) expense, net	150,876	(172)	19,950		(19,950)	150,704
Income(loss) before income taxes	5,317	(17,365)	4,990		19,950	12,892
Income taxes	(1,076)	—	—	iii	—	(1,076)
Net income (loss)	$4,241	$(17,365)	$4,990		$19,950	$11,816

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Pro Forma and Other Adjustments
These adjustments in each of the years presented above represent the following: (i) adjustment to historical depreciation and amortization expense related to the revision of previous net book value to fair value, as part of our application of acquisition method accounting, coupled with an adjustment to the useful lives of certain classes of assets to conform to the Company's policies; (ii) the adjustment to interest expense representing the debt service requirements on a borrowing arrangement with an affiliate, which, in part, funded the purchase price; and (iii) consideration of separate income tax expense, which was deemed unnecessary, as the newly formed entity is an LLC and therefore not subject to direct taxation, a tax sharing arrangements has not and will not be executed with the parent of this LLC, and respective tax expenses and attributes are not pushed down to our operating entities as a matter of policy.

Other Acquisitions
Development Agreement
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

The fair value of the assets of the LLC was allocated in our consolidated financial statements as follows:

December 31, 2011
(In thousands)
Assets acquired:
Intangible value of Development Agreement	$21,373
Note receivable from Tribe (at present value)	3,077
Purchase price	$24,450

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

NOTE 3. CONSOLIDATION OF CERTAIN INTERESTS
Controlling Interest
Borgata Hotel Casino and Spa
Overview
We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC ("MDDC"), d.b.a. Borgata Hotel Casino and Spa. In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's Interest to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the New Jersey Division of Gaming Enforcement (the "NJDGE").
On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved. Under the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into the Divestiture Trust and further agreed to sell such interest within a 30-month period. During the first 18 months of such period, (which has subsequently been extended by an additional 12 months), MGM has the power to direct the trustee to sell the MGM Interest, subject to the approval of the NJCCC. If the sale has not occurred by such time, the trustee will be solely responsible for the sale of the MGM Interest. The MGM Interest was transferred to the Divestiture Trust on March 24, 2010.
In connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, on March 24,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata.

The financial position of Borgata is presented in our condensed consolidated balance sheets as of December 31, 2011 and December 31, 2010; its results of operations for the year ended December 31, 2011 are included in our consolidated statement of operations and cash flows for the year ended December 31, 2011; its results of operations for the period from March 24, 2010 through December 31, 2010 are included in our condensed consolidated statement of operations and cash flows for the year ended December 31, 2010.
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

The provisional fair value measurements and estimates of these items have been subsequently refined. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, the Company had not completed its procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. The Company's subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement adjustments were identified and retrospectively recorded in the consolidated balance sheet as of December 31, 2010, and certain disclosures were updated to reflect the measurement period adjustments, as reflected herein.
Measurement Period Adjustments
We have made adjustments to the provisional fair value amounts recognized at the date of effective change in control to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments, referred to herein as “measurement period adjustments” materially impacted the value of certain tangible and intangible assets. We applied the measurement period adjustments retrospectively to these consolidated financial statements. Accordingly, the audited consolidated financial statements, as initially filed in the Provisional Form 10-K, have been revised to reflect the measurement period adjustments as retrospectively recorded on the date of the effective change in control, as if these measurement period adjustments had been recorded initially therein.

The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities, including the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.

The results as reported herein will differ from the stand alone results as separately reported by Borgata, as these measurement period adjustments have not been pushed down to Borgata.

More specifically, the provisional assets and liabilities, as initially recorded as of March 24, 2010, were impacted by the valuation as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Fair Value	Provisional Value	Adjustment
	(In thousands)
ASSETS
Cash	$26,025	$26,025	$—
Current assets	43,708	43,945	(237)
Property and equipment, net	1,293,792	1,352,320	(58,528)
Other assets, net	36,641	40,099	(3,458)
Customer lists	14,000	—	14,000
Trademark	65,000	—	65,000
Value of assets	$1,479,166	$1,462,389	$16,777

LIABILITES
Current maturities of long-term debt	$632,289	$632,289	$—
Other current liabilities	83,162	84,470	(1,308)
Other long-term liabilities	40,204	40,642	(438)
Value of liabilities	$755,655	$757,401	$(1,746)

CONTROLLING INTEREST	$397,931	$367,897	$30,034

NONCONTROLLING INTERESTS	$325,580	$337,091	$(11,511)

Retrospective Adjustment to Condensed Consolidated Balance Sheet
We have retrospectively adjusted the provisional values to reflect the fair valuation, and therefore, our consolidated balance sheet as of December 31, 2010 presented herein reflects the following measurement adjustments. The "As Provisionally Reported (and Revised)" column reflects certain revisions to our consolidated financial statements as of December 31, 2010, for the correction of an immaterial error. See further discussion of these revisions in Note 24, Revision to Consolidated Financial Statements.

	As Provisionally Reported (and Revised)	Acquisition Method Accounting and Measurement Adjustments	As Retrospectively Adjusted
		(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$145,623	$—	$145,623
Restricted cash	19,494		19,494
Accounts receivable, net	48,888		48,888
Inventories	16,029		16,029
Prepaid expenses and other current assets	37,390	(237)	37,153
Income taxes receivable	5,249		5,249
Deferred income taxes	8,149		8,149
Total current assets	280,822	(237)	280,585

Property and equipment, net	3,471,933	(88,562)	3,383,371
Assets held for development	1,086,844		1,086,844
Debt financing costs, net	38,451	(3,458)	34,993

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Restricted investments	48,168		48,168
Other assets, net	69,610		69,610
Intangible assets, net	460,714	79,000	539,714
Goodwill, net	213,576		213,576
Total assets	$5,670,118	$(13,257)	$5,656,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,690	$—	$25,690
Accounts payable	57,183		57,183
Accrued liabilities	279,777	(1,308)	278,469
Tax liabilities	6,506		6,506
Non-recourse obligations of variable interest entity	22,487		22,487
Total current liabilities	391,643	(1,308)	390,335

Long-term debt, net of current maturities	3,193,065		3,193,065
Deferred income taxes	360,342	1,832	362,174
Other long-term tax liabilities	44,813		44,813
Other liabilities	86,803	(2,270)	84,533
Non-recourse obligations of variable interest entity	220,572		220,572

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,244,978 and 86,130,454 shares outstanding	862		862
Additional paid-in capital	635,028		635,028
Retained earnings	560,909		560,909
Accumulated other comprehensive loss, net	(7,594)		(7,594)
Total Boyd Gaming Corporation stockholders’ equity	1,189,205	—	1,189,205
Noncontrolling interests	183,675	(11,511)	172,164
Total stockholders’ equity	1,372,880	(11,511)	1,361,369
Total liabilities and stockholders’ equity	$5,670,118	$(13,257)	$5,656,861

Bargain Purchase Gain
The fair valuation resulted in the recording of a bargain purchase gain, due to the excess fair value of Borgata over the historical basis or our equity interest in Borgata. Recorded in other operating charges, net on the consolidated statements of operations, this gain was recorded as a cumulative adjustment during the year ended December 31, 2011.

The gain was computed as follows:

Bargain
Purchase Gain
(In thousands)
Fair value of controlling equity interest	$397,931
Carrying value of equity investment in Borgata	397,622
Bargain purchase gain	$309
The fair value of our controlling interest included a $72.4 million control premium, which is reflected in the fair value of the enterprise, and included in the calculation of the bargain purchase gain. A control premium of 10% was applied to the enterprise value members' equity, excluding interest bearing debt, to calculate an indicated value of equity on a controlling basis. While the value of control is somewhat below prevailing market rates, we believe the control premium reflects the value of our influence,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 mitigated by only a 50% interest and return.

Condensed Consolidated Statements of Operations
We have not applied the measurement period adjustments retrospectively to the consolidated statements of operations for the year ended December 31 2010, because the impact on such, as retrospectively adjusted to the statements as reported was not material. Had the measurement period adjustments been retrospectively adjusted, the results of operations would have reflected the following impact as if the adjustments had been recorded on the date of effective control, in the following amounts, for the following periods throughout the year ended December 31, 2010:

Year Ended December 31, 2010
(In thousands)
Maintenance and utilities	$141
Depreciation and amortization	2,221
Other operating charges, net	(61)
Total operating costs and expenses	2,301
Interest expense	3,458
Total other expense, net	3,458
Income (loss) before income taxes	$(1,157)

Results of Borgata
(for the period from March 24, 2010 through December 31, 2010)
reflected on a fully consolidated basis
The results of Borgata, as included in the accompanying consolidated statements of operations from the date we effectively obtained control, March 24, 2010 through December 31, 2010, are comprised of the following. These results do not reflect the retrospective impact from the measurement period adjustments discussed above, as such amounts were not material to the year ended December 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

March 24, through December 31, 2011
(In thousands)
Statement of Operations
Revenues
Gaming	$506,073
Food and beverage	116,534
Room	91,045
Other	33,752
Gross revenues	747,404
Less promotional allowances	167,264
Net revenues	580,140

Costs and expenses
Gaming	203,962
Food and beverage	55,989
Room	11,806
Other	27,209
Selling, general and administrative	94,983
Maintenance and utilities	49,913
Depreciation and amortization	52,886
Other operating charges, net	(8)
Total costs and expenses	496,740

Operating income	83,400

Other expense
Interest expense	45,139
Total other expense, net	45,139

Income before provision for state income taxes	38,261
Provision for state income taxes	(4,067)
Net income	$34,194

Results of Borgata
(for the years ended December 31, 2009)
reflected on the equity method
Our share of Borgata's results for the year ended December 31, 2009 were recorded on the equity method of accounting, and included in our accompanying consolidated statements of operations as follows:

December 31,
2009
(In thousands)
Our share of Borgata's operating income	$73,424
Net amortization expense related to our investment in Borgata	(1,298)
Operating income from Borgata, as reported on our consolidated financial statements	$72,126

Other non-operating expenses from Borgata, as reported on our consolidated financial statements	$19,303

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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
We recorded $1.1 million of amortization related to the excess contribution and capitalized interest during the year ended December 31, 2010 and recorded $1.3 million of such amortization during the year ended December 31, 2009.

Supplemental Pro Forma Information
Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2010
(unaudited)
The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred as of the beginning of the earliest period presented herein, or on January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the year ended December 31, 2010 would have been had the consolidation of Borgata been completed as of the earlier date, nor are they indicative of any future results. The "As Reported (and Revised)" column reflects certain revisions to our consolidated financial statements as of December 31, 2010, for the correction of an immaterial error. See further discussion of these revisions in Note 24, Revision to Consolidated Financial Statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31, 2010
	Boyd Gaming Corporation			Boyd Gaming Corporation
	As Reported (and Revised)	Borgata Stub Period	Adjustments	Pro Forma
Revenues		(In thousands)
Gaming	$1,812,487	$137,831	$—	$1,950,318
Food and beverage	347,588	31,218	—	378,806
Room	211,046	24,154	—	235,200
Other	123,603	9,179	—	132,782
Gross revenues	2,494,724	202,382	—	2,697,106
Less promotional allowances	353,825	44,093	—	397,918
Net revenues	2,140,899	158,289	—	2,299,188
Costs and expenses
Gaming	859,818	59,861	—	919,679
Food and beverage	180,840	13,500	—	194,340
Room	49,323	2,185	—	51,508
Other	99,458	7,127	—	106,585
Selling, general and administrative	369,217	28,981	—	398,198
Maintenance and utilities	140,722	13,522	—	154,244
Depreciation and amortization	199,275	16,754	—	216,029
Corporate expense	48,861	—	—	48,861
Preopening expenses	7,459	—	—	7,459
Other operating charges, net	4,713	68	—	4,781
Total costs and expenses	1,959,686	141,998	—	2,101,684
Operating income from Borgata	8,146	—	(8,146)	—
Operating income	189,359	16,291	(8,146)	197,504
Other expense (income)
Interest income	(5)	—	—	(5)
Interest expense, net	180,558	5,060	—	185,618
Other income	480	—	—	480
Gain on early retirements of debt	(2,758)	—	—	(2,758)
Gain on controlling interest in Borgata	(2,535)	—	—	(2,535)
Other income	(10,000)	—	—	(10,000)
Other non-operating expenses	—	—	—	—
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—
Total other expense, net	168,873	5,060	(3,133)	170,800

Income (loss) before income taxes	20,486	11,231	(5,013)	26,704
Income taxes	(8,236)	(1,206)	—	(9,442)
Net income (loss)	12,250	$10,025	(5,013)	17,262
Net income attributable to noncontrolling interests	(1,940)	—	(5,012)	(6,952)
Net income attributable to Boyd Gaming Corporation	$10,310	$10,025	$(10,025)	$10,310

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Pro Forma Condensed Consolidated Statement of Operations
(for the year ended December 31, 2009)
(unaudited)

	Year Ended December 31, 2009
	Boyd Gaming Corporation			Boyd Gaming Corporation
	As Reported	Borgata	Adjustments	Pro Forma
Revenues		(In thousands)
Gaming	$1,372,091	$691,428	$—	$2,063,519
Food and beverage	229,374	143,410	—	372,784
Room	122,305	113,143	—	235,448
Other	100,396	42,620	—	143,016
Gross revenues	1,824,166	990,601	—	2,814,767
Less promotional allowances	183,180	213,193	—	396,373
Net revenues	1,640,986	777,408	—	2,418,394
Costs and expenses
Gaming	664,739	280,620	—	945,359
Food and beverage	125,830	64,217	—	190,047
Room	39,655	11,940	—	51,595
Other	77,840	34,908	—	112,748
Selling, general and administrative	284,937	128,164	—	413,101
Maintenance and utilities	92,296	59,900	—	152,196
Depreciation and amortization	164,427	78,719	1,298	244,444
Corporate expense	47,617	—	—	47,617
Preopening expenses	17,798	699	—	18,497
Other operating charges, net	41,780	(28,606)	—	13,174
Total costs and expenses	1,556,919	630,561	1,298	2,188,778
Operating income from Borgata	72,126	—	(72,126)	—
Operating income	156,193	146,847	(73,424)	229,616
Other expense (income)
Interest income	(6)	—	—	(6)
Interest expense, net	146,830	27,668	—	174,498
Gain on early retirements of debt	(15,284)	—	—	(15,284)
Other non-operating expenses	33	—	—	33
Other non-operating expenses from Borgata, net	19,303	—	(19,303)	—
Total other expense, net	150,876	27,668	(19,303)	159,241

Income (loss) before income taxes	5,317	119,179	(54,121)	70,375
Income taxes	(1,076)	(10,938)	—	(12,014)
Net income (loss)	4,241	$108,241	(54,121)	58,361
Net loss attributable to noncontrolling interests	—	—	(54,120)	(54,120)
Net income attributable to Boyd Gaming Corporation	$4,241	$108,241	$(108,241)	$4,241

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions affecting the statements of operations between the Boyd entities and Borgata which would require elimination during the year ended December 31, 2009.
In addition to the pro forma adjustments reflecting the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation, there is a $1.3 million adjustment during the year ended December 31, 2009, representing the amortization of our unilateral capital investment in Borgata. Historically, we reduced this amount from our operating income from Borgata.
Borgata Distributions
Borgata's bank credit facility allows for certain limited distributions to be made to its joint venture partners. Excluding the $135.4 million one-time distribution we received from Borgata in connection with their debt refinancing, as discussed above, our distributions from Borgata were $20.8 million and $60.1 million during the years ended December 31, 2010 and 2009, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.

Variable Interest
LVE Energy Partners, LLC
The effects of the consolidation on LVE on our financial position as of December 31, 2011 and 2010, and its impact on our results of operations for the years ended December 31, 2011 and 2010 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations are presented below.

The primary impact on our condensed consolidated balance sheets at December 31, 2011 and 2010 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Balance Sheet
as of December 31, 2011

	December 31, 2011
	Boyd Gaming			Boyd Gaming
	Corporation			Corporation
	(excluding LVE, LLC)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$340,762	$2,132	$—	$342,894
Property and equipment, net	3,542,108	—	—	3,542,108
Assets held for development	926,013	163,806	—	1,089,819
Debt financing costs, net	29,544	2,555	—	32,099
Restricted investments held by variable interest entity	—	21,367	—	21,367
Other assets	67,173	—	—	67,173
Intangible assets, net	574,018	—	—	574,018
Goodwill, net	213,576	—	—	213,576
Total assets	$5,693,194	$189,860	$—	$5,883,054

LIABILITES
Current maturities of long-term debt	$43,230	$—	$—	$43,230
Accounts payable	97,727	288	—	98,015
Accrued and other liabilities	294,578	881	—	295,459
Non-recourse obligations of variable interest entity	—	29,686	—	29,686

Long-term debt, net of current maturities	3,347,226	—	—	3,347,226
Deferred income taxes	379,958	—	—	379,958
Other liabilities	107,377	15,044	—	122,421
Non-recourse obligations of variable interest entity	—	192,980	—	192,980

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	644,174	—	—	644,174
Retained earnings	557,055	—	—	557,055
Accumulated other comprehensive loss, net	—	—	—	—
Noncontrolling interests	221,006	(49,019)	—	171,987
Total liabilities and stockholders' equity	$5,693,194	$189,860	$—	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Balance Sheet
as of December 31, 2010

	December 31, 2010
	Boyd Gaming			Boyd Gaming
	Corporation			Corporation
	(excluding LVE, LLC)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$278,902	$1,683	$—	$280,585
Property and equipment, net	3,383,371	—	—	3,383,371
Assets held for development	923,038	163,806	—	1,086,844
Debt financing costs, net	31,346	3,647	—	34,993
Restricted investments held by variable interest entity	—	48,168	—	48,168
Other assets	69,610	—	—	69,610
Intangible assets, net	539,714	—	—	539,714
Goodwill, net	213,576	—	—	213,576
Total assets	$5,439,557	$217,304	$—	$5,656,861

LIABILITES
Current maturities of long-term debt	$25,690	$—	$—	$25,690
Accounts payable	56,790	393	—	57,183
Accrued and other liabilities	277,429	1,040	—	278,469
Non-recourse obligations of variable interest entity	—	22,487	—	22,487

Long-term debt, net of current maturities	3,193,065	—	—	3,193,065
Deferred income taxes	362,174	—	—	362,174
Other liabilities	115,948	19,904	—	135,852
Non-recourse obligations of variable interest entity	—	220,572	—	220,572

STOCKHOLDERS' EQUITY
Common stock	862	—	—	862
Additional paid-in capital	635,028	—	—	635,028
Retained earnings	560,909	—	—	560,909
Accumulated other comprehensive loss, net	(7,594)	—	—	(7,594)
Noncontrolling interests	219,256	(47,092)	—	172,164
Total liabilities and stockholders' equity	$5,439,557	$217,304	$—	$5,656,861

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

The impact on our condensed consolidated statements of operations the years ended December 31, 2011 and 2010 was as follows:

Condensed Consolidating Statement of Operations
for the year ended December 31, 2011

	Year Ended December 31, 2011
	Boyd Gaming			Boyd Gaming
	Corporation			Corporation
	(excluding LVE, LLC)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$135,176	$10,858	$(10,858)	$135,176

COSTS AND EXPENSES
Preopening expenses	17,492	—	(10,858)	6,634

Operating income	$222,246	$10,858	$—	$233,104

Other expense
Interest expense, net	$233,932	$16,753	$—	$250,685

Loss before income taxes	$(383)	$(5,895)	$—	$(6,278)
Income taxes	(1,721)	—	—	(1,721)
Net loss	(2,104)	(5,895)	—	(7,999)
Net (income) loss attributable to noncontrolling interests	(1,750)	5,895	—	4,145
Net loss attributable to Boyd Gaming Corporation	$(3,854)	$—	$—	$(3,854)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Operations
for the year ended December 31, 2010

	Year Ended December 31, 2010
	Boyd Gaming			Boyd Gaming
	Corporation			Corporation
	(excluding LVE, LLC)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$123,603	$—	$—	$123,603

COSTS AND EXPENSES
Preopening expenses	8,405	—	(946)	7,459

Operating income	$188,413	$—	$946	$189,359

Other expense
Interest expense, net	164,449	16,104	—	180,553

Income (loss) before income taxes	$35,644	$(16,104)	$946	$20,486
Income taxes	(8,236)	—	—	(8,236)
Net income (loss)	27,408	(16,104)	946	12,250
Net (income) loss attributable to noncontrolling interests	(17,098)	16,104	(946)	(1,940)
Net income attributable to Boyd Gaming Corporation	$10,310	$—	$—	$10,310

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following.

	December 31,
	2011	2010
	(In thousands)
Land	$614,697	$576,947
Buildings and improvements	3,513,230	3,309,506
Riverboats and barges	1,185,737	1,131,837
Furniture and equipment	168,204	167,420
Other	37,368	25,423
Total property and equipment	5,519,236	5,211,133
Less accumulated depreciation	1,977,128	1,827,762
Property and equipment, net	$3,542,108	$3,383,371
Depreciation expense for the year ended December 31, 2011, 2010 and 2009 was $190.6 million, $199.0 million and $164.0 million, respectively.
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
Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no impairments of long-lived assets during the year ended December 31, 2011.

NOTE 5. ASSETS HELD FOR DEVELOPMENT
Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

	December 31,
	2011	2010
	(In thousands)
Echelon Project Infrastructure
Land	$215,969	$213,649
Construction and developments costs	500,787	500,132
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545
Central Energy Facility
Construction and development costs	163,806	163,806
Total assets held for development	$1,089,819	$1,086,844
Echelon Project Infrastructure
At December 31, 2011, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

We expect to capitalize certain costs of $4.2 million, principally related to site beautification during the year ending December 31, 2012. Additionally we expect to incur recurring costs ranging from $0.3 million to $1.0 million annually, principally related to such items as site preparation work, underground utility installation, infrastructure and consulting.

In addition, we expect recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, ranging from $15.5 million to $17.0 million per annum that will be charged to preopening or other expense as incurred during the project's suspension period.

As referenced in Note 13, Commitments and Contingencies, these capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to the ESA entered into between Echelon and LVE.
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
The further delay of the suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets. These impairment tests were comprised of an appraisal of the development and an analysis of its future undiscounted cash flow, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

We initially performed this evaluation during the year ended December 31, 2009, when the continued suspension was announced, and have reconsidered our assumptions on a regular basis since such date. However, due to the degradation in economic conditions in the intervening period, we re-performed these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our initial cash flow assumptions. The outcome of this evaluation did not result in an impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.0 billion at both December 31, 2011 and 2010. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability.
Our analysis is predicated on the most viable options for the conversion of this development. One such scenario includes the outright sale of the project as is, which is primarily based upon land value. We considered the land value by analyzing recent sales transactions of sites with similar characteristics such as location, zoning, access, and visibility, to establish a general understanding of the potential comparable sales. The recoverability under this option represented any excess sales price, net of estimated selling costs, from the land over the carrying value of the assets, including land, held for development.
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
These assets are tested for recoverability whenever events or changes in circumstances indicate that such amounts may be recoverable. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There was no identified impairment of these assets during the years ended December 31, 2011 and 2010.

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 9, Non-recourse Obligations of Variable Interest Entity below.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

NOTE 6. INTANGIBLE ASSETS
Intangible assets consist of the following:

	Weighted Average Life	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Amortizing Intangibles:		(In thousands)
Customer relationships	3.7 years	$17,700	$(10,026)	$—	$7,674
Favorable lease rates	43.8 years	45,370	(7,825)	—	37,545
Development agreement	10 years	21,373	—	—	21,373
		84,443	(17,851)	—	66,592

Indefinite-Lived Intangibles:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
December 31, 2011		$793,329	$(51,811)	$(167,500)	$574,018

Amortizing Intangibles:
Customer relationships	5 years	$14,400	$(400)	$—	$14,000
Favorable lease rates	43.8 years	45,370	(6,782)	—	38,588
		59,770	(7,182)	—	52,588
Indefinite-Lived Intangibles:
Trademarks	Indefinite	115,700	—	—	115,700
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		683,586	(33,960)	(162,500)	487,126
December 31, 2010		$743,356	$(41,142)	$(162,500)	$539,714
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 return. With respect to the application of this methodology, we used the following significant assumptions: future development revenues; general and administrative expenses; and discount rate. The projections are modeled for a ten year period, representing the cash flow earnings period pursuant to the development agreement.

Indefinite-Lived Intangible Assets
Trademarks
Trademarks are based on the value of our brands, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their names. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the Coast properties, the IP and Borgata names. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for fifteen years.

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
The following table sets forth the changes in these intangible assets during the years ended December 31, 2011, 2010 and 2009:

	Customer Relationships	Favorable Lease Rates	Development Agreement	Trademarks	Gaming License Rights	Intangible Assets, Net
			(In thousands)
Balance January 1, 2009	$37	$40,675	$—	$50,700	$371,426	$462,838
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Amortization	(37)	(1,044)	—	—	—	(1,081)
Balance December 31, 2009	—	39,631	—	50,700	371,426	461,757
Additions	14,000	—	—	65,000	—	79,000
Impairments	—	—	—	—	—	—
Amortization	—	(1,043)	—	—	—	(1,043)
Balance December 31, 2010	14,000	38,588	—	115,700	371,426	539,714
Additions	3,300	—	21,373	25,300	—	49,973
Impairments	—	—	—	(5,000)	—	(5,000)
Amortization	(9,626)	(1,043)	—	—	—	(10,669)
Balance December 31, 2011	$7,674	$37,545	$21,373	$136,000	$371,426	$574,018

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate four-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average useful life of 43.8 years. The development agreement will be amortized using the straight-line method over the expected useful life beginning after development is complete and fees are being earned from the commencement of operations. Future amortization is as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

For the Year Ending December 31,	Customer Relationships	Favorable Lease Rates	Development Agreement	Total
	(In thousands)
2012	$4,308	$1,043	$—	$5,351
2013	2,591	1,043	—	3,634
2014	775	1,043	1,053	2,871
2015		1,043	2,401	3,444
2016		1,043	2,689	3,732
Thereafter		32,330	15,230	47,560
	$7,674	$37,545	$21,373	$66,592

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

Annual Test - year ended December 31, 2011
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

Interim Test - year ended December 31, 2011
During the first quarter of 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test. Having performed an interim impairment test related to the Borgata trademark at a date earlier than when otherwise planned, we have established the first quarter as its prospective annual impairment test date as well.

Our analysis consisted of a valuation of the trademark, using the relief from royalty method, as discussed above. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test is required to consist of a comparison of the fair value of trademark with its carrying amount. As a result, we recorded a $5.0 million impairment to the trademark, representing the amount by which the carrying amount exceeded its fair value.

NOTE 7. GOODWILL
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized and consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
	(In thousands)
Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	50,671	—	(50,671)	—
December 31, 2011	$435,860	$(6,134)	$(216,150)	$213,576
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
The following table sets forth the change in our goodwill, net, during the years ended December 31, 2011, 2010 and 2009.

Goodwill, Net
(In thousands)
Balance January 1, 2009	$213,576
Additions	28,352
Impairments	(28,352)
Balance December 31, 2009	213,576
Additions	—
Impairments	—
Balance December 31, 2010	213,576
Additions	—
Impairments	—
Balance December 31, 2011	$213,576
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
In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment were as follows: (i) we paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of the acquisition; and (ii) we issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note required principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note was secured by a letter of credit under our bank credit facility, and we have made all scheduled payments on the promissory note, including the final payment in January 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

In conjunction with the amendment to the purchase agreement, we recorded the remaining $28.4 million of the $75 million contingent liability as additional goodwill during the year ended December 31, 2009. However, upon evaluation of this additional goodwill for recoverability, we recorded a non-cash impairment charge of $28.4 million (see Note 18, Other Operating Charges, Net).
Impairment Testing
We perform an annual impairment test of our goodwill in the second quarter of each year, which resulted in no impairment charge as of the measurement date for the years ended December 31, 2011, 2010 and 2009. The impairment test for goodwill included the income and market approaches, as applicable. The income approach incorporated the use of the discounted cash flow method, whereas the market approach incorporated the use of the guideline company method.

NOTE 8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
	2011	2010
	(In thousands)
Payroll and related expenses	$80,720	$73,054
Interest	41,344	51,347
Gaming liabilities	76,591	70,907
Accrued expenses and other liabilities	96,804	83,161
Total accrued liabilities	$295,459	$278,469

NOTE 9. NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt, all of which is classified as current, of LVE, and is comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Non-recourse obligations of variable interest entity, current:
Notes payable to members	$29,686	$22,487

Non-recourse obligations of variable interest entity, long term:
Construction and term loan facility	$119,980	$120,572
Tax-exempt variable rate bonds	73,000	100,000
	$192,980	$220,572

Assets serving as collateral for these debt obligations, primarily consist of certain assets held for development, with a carrying value of $163.8 million at December 31, 2011 and 2010, and restricted investments of $21.4 and 48.2 million at December 31, 2011 and 2010, respectively. The consolidated statements of operations for the years ended December 31, 2011 and 2010 includes $5.9 million and $15.2 million of losses, respectively, the consolidated statements of cash flows include $6.7 million and $21.4 million of net operating cash outflows, respectively, related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount up to $143.5 million, of which $120.0 million and $120.6 million was outstanding at December 31, 2011 and 2010, respectively. Proceeds from the construction loan were used to finance the construction of the district energy system and central energy center. The loan is secured by the assets of LVE and does not contain financial covenants. The original loan maturities were as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

$4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

The construction loan bears interest at a variable rate based on the London InterBank Offered Rate ("LIBOR"). LVE entered into an interest rate swap with scheduled increased in the notional amount designed to fix the LIBOR portion of the interest rate on this debt until its maturity in November 2013, which was hedged against the outstanding debt. However, due to the construction delays, the outstanding amount of debt did not increase as fast as the contractual increases in notional amount of the swap, which rendered a portion of the swap ineffective, as a result the swap was de-designated in July 2011. The effective interest rate on the outstanding construction loan, including the impact of the effective portion of the swap, was approximately 6.84% during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2011, LVE repaid $0.6 million in principal on the construction loan. Proceeds from the construction loan were used to finance the construction of the district energy system and central energy center. The loan is secured by the assets of LVE and contains no financial covenants.

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

The tax-exempt variable rate bonds bear interest at rates that are determined by a remarketing agent on a weekly basis. LVE entered into an interest rate swap with a total notional amount of $100.0 million that effectively fixes the underlying interest rate index on these bonds until November 2013. Investors in these bonds receive liquidity and credit support provided by a letter of credit from a commercial bank. This letter of credit expires in November 2013, but can be accelerated by the bank in the event of a default under the construction and term loan facility. The effective interest rate on these bonds, including the impact of the effective portion of the swap and the cost of the related letter of credit, was approximately 5.80% during the years ended December 31, 2011 and 2010.

In July 2011, LVE retired $27.0 million of these tax-exempt bonds, using funds in its restricted investment account, which is held in escrow.

Events of Default
The district energy system and central energy center are being financed by LVE with debt that is non-recourse to us. The outstanding balance of LVE's bank debt was approximately $193.0million and $220.6 million as of December 31, 2011 and 2010, respectively, consisting of borrowing under the construction and term loan facility of $120.0 million and $120.6 million and outstanding tax-exempt bonds of $73.0 million and $100.0 million as of December 31, 2011 and 2010, respectively.

The construction loan was to be converted to a term loan in the fourth quarter of 2010 assuming the district energy system and central energy center were completed. The district energy system and central energy center were not completed by the fourth quarter of 2010 and consequently, the full amount of the construction loan became due and payable in December 2010. However, in March 2011, the banks that are financing the energy facilities agreed not to exercise their rights under the financing agreements resulting from the event of default discussed above through December 2013, provided that no additional events of default occur. The members of LVE have provided a total of $10 million in letters of credit to the banks to support LVE’s obligations. Under the March 2011 agreement, LVE is obligated to use any excess funds, after paying fees and interest on the tax-exempt bonds and the construction loan, to reduce the outstanding balance of the construction loan. The banks have waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.

LVE intends to seek additional financing to complete the facility once construction of the resort resumes.

NOTE 10. LONG-TERM DEBT, NET OF CURRENT MATURITIES
Long-term debt, net of current maturities consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,632,750	$(4,318)	$(6,717)	$1,621,715
9.125% senior notes due 2018	500,000	—	(8,556)	491,444
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,071	—	—	11,071
	$2,600,239	$(4,318)	$(15,273)	$2,580,648

Borgata Debt:
Bank credit facility	40,200	—	—	40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808
Less current maturities	43,230	—	—	43,230
Long-term debt, net	$3,388,709	$(9,955)	$(31,528)	$3,347,226

	December 31, 2010
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,425,000	$—	$—	$1,425,000
9.125% senior notes due 2018	500,000	—	(9,794)	490,206
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,761	—	—	11,761
	$2,393,179	$—	$(9,794)	$2,383,385

Borgata Debt:
Bank credit facility	60,900	—	—	60,900
9.50% senior secured notes due 2015	400,000	(3,969)	(9,319)	386,712
9.875% senior secured notes due 2018	400,000	(2,648)	(9,594)	387,758
	$860,900	$(6,617)	$(18,913)	$835,370
Less current maturities	25,690			25,690
Long-term debt, net	$3,228,389	$(6,617)	$(28,707)	$3,193,065

Boyd Gaming Corporation Debt
Bank Credit Facility
On December 3, 2010, we entered into an Amendment and Restatement Agreement among certain financial institutions (each a

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

“Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Amended Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the effective date.
The blended interest rate for outstanding borrowings under our Amended Credit Facility was 4.2% and 3.8% at December 31, 2011 and 2010, respectively. At December 31, 2011, approximately $1.63 billion was outstanding under our Amended Credit Facility, with $15.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $136.8 million.

The amounts outstanding under the Amended Credit Facility are comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Extended Revolving Facility	$807,000	$572,636
Non-Extended Revolving Facility	—	327,364
Initial Term Loan	475,000	500,000
Incremental Term Loan	338,965	—
Swing Loan	750	25,000
	$1,621,715	$1,425,000

Extended Revolving Facility
Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Amended Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million through additional revolving credit or term loans under the Amended Credit Facility. The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.0% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Amended Credit Facility. The “base rate” under the Amended Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

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

Initial Term Loan
The Amended Credit Facility included the conversion of certain outstanding revolving commitments to a term loan in the amount of $500 million (the "Initial Term Loan"). Pursuant to the terms of the Amended Credit Facility, the Initial Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to term loans under the Amended Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio.

Incremental Term Loan
On November 2, 2011, the Company entered into the “Lender Joinder Agreement”, which increases the term loan commitments under the Amended Credit Facility by an aggregate amount of $350 million (the “Incremental Term Loan”).

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

The Incremental Term Loan was funded on November 10, 2011, with proceeds being used to repay the outstanding Non-Extended Revolving Facility. The Non-Extended Revolving Facility was terminated in full on November 10, 2011 by borrowing under the Extended Revolving Facility, which augmented the proceeds from the Incremental Term Loan in an amount sufficient to repay the outstanding balance of the Non-Extended Revolving Facility in full.
Pursuant to its terms, the Incremental Term Loan amortizes in an annual amount equal to 5.0% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Incremental Term Loan is a Eurodollar Rate Loan, the Incremental Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Incremental Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest Period plus 3.75%.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Minimum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2010 through and including March 31, 2012	4.50 to 1.00
June 30, 2012 and September 30, 2012	4.25 to 1.00
December 31, 2012 and March 31, 2013	4.00 to 1.00
June 30, 2013 and September 30, 2013	3.75 to 1.00
December 31, 2013 and March 31, 2014	3.50 to 1.00
June 30, 2014 and thereafter	3.25 to 1.00

Compliance with Financial Covenants
We believe that , at December 31, 2011, we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at December 31, 2011, were 2.50 to 1.00, 6.80 to 1.00 and 4.27 to 1.00, respectively.

At December 31, 2011, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 12.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at December 31, 2011, assuming our current level of Secured Indebtedness remains constant, we estimate that 5.3% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at December 31, 2011, assuming our current level of interest expense remains constant, we estimate that a 20.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to December 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

Debt Financing Costs
In November 2011, we repaid the amounts outstanding under the non-extended credit facility, with proceeds from the issuance of the Incremental Term Loan. The unamortized deferred loan fees remaining on that borrowing in the amount of approximately $0.4 million were recorded in interest expense during the year ended December 31, 2011. Additionally, in conjunction with the Amended Credit Facility and the subsequent issuance of the Incremental Term Loan, we incurred approximately $13.9 million and $20.6 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility. Due to the decrease in borrowing capacity upon the amendment discussed herein, we recorded incremental interest expense of approximately $1.8 million during the year ended December 31, 2009, related to the accelerated amortization of deferred debt costs related to the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2011. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes at the time of the private placement, on September 15, 2011, the Company commenced an offer to exchange all of the outstanding $500 million aggregate principal amount of the notes that have been registered under the Securities Act of 1933. On October 18, 2011, the expiration date of the exchange offer, 100% of the notes were validly tendered and accepted for exchange.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2011. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2011. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.
Repurchases of Senior Subordinated Notes
We did not repurchase any of our senior subordinated or senior notes during the year ended December 31, 2011. In addition to the tender for purchase and call for redemption of all of our outstanding 7.75% senior subordinated notes due 2012, as described below, during the years ended December 31, 2010 and 2009, we also purchased and retired $33.0 million in principal amount of our senior subordinated notes during the year ended December 31, 2010. The total purchase price of the notes was $28.9 million resulting in a gain of $3.6 million, net of associated deferred financing fees, which was recorded on our consolidated statements of operations for the respective period. The transactions were funded by availability under our former bank credit facility.

7.75% Senior Subordinated Notes due December 2012
Significant Terms
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

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, respectively, and repayment of our 9.125% senior notes due on December 1, 2018.

Borgata Debt
Borgata Bank Credit Facility
Significant Terms
On August 6, 2010, Marina District Finance Company, Inc. (the “MDFC”) announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of Marina District Development Company ("MDDC"), which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the "Borgata bank credit facility Amendment") among MDFC, MDDC, certain other financial institutions (each a "Lender", and collectively the "Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The Amendment modifies certain terms of the Borgata bank credit facility, among Borgata, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The Borgata bank credit facility Amendment: (i) reduces the aggregate commitments under the Borgata bank credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

As amended, the Borgata bank credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes.

Guarantees
Neither Boyd Gaming Corporation, nor its subsidiaries are guarantors of the Borgata bank credit facility, as amended.

Interest Rate
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At December 31, 2011, the outstanding balance under the Borgata bank credit facility, as amended, was $40.2 million, which bore an interest rate of 4.4%. Contractual availability under the Borgata bank credit facility, as amended, at December 31, 2011 was $34.8 million.
Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, specifically the minimum consolidated EBITDA, which, at December 31, 2011, was $160.0 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the years ended December 31, 2011 and 2010, we incurred approximately $1.2 million and $3.0 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility. During the year ended December 31, 2011, Borgata also accelerated the amortization of approximately $1.0 million of the net outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rated reduction in borrowing capacity under the Borgata credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2011.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2011.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2011, the effective interest rate on the 9.50% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

Repurchase of Senior Secured Notes
During the year ended December 31, 2011, MDFC repurchased and retired $8.5 million, principal amount, in total, of their senior

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 secured notes, which included $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.2 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded as a gain on early retirement of debt in our consolidated statement of operations during the year ended December 31, 2011.
Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	For the Year Ending December 31,
	Boyd Gaming Long -Term Debt	Borgata Long-Term Debt	Total Long-Term Debt
	(In thousands)
2012	$43,230	$—	$43,230
2013	52,841	—	52,841
2014	258,168	40,200	298,368
2015	1,505,250	398,000	1,903,250
2016	240,750	—	240,750
Thereafter	500,000	393,500	893,500
	$2,600,239	$831,700	$3,431,939

NOTE 11. INCOME TAXES

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.
Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	December 31,
	2011	2010
	(In thousands)
Non-current deferred tax liability	$379,958	$362,174
Current deferred tax asset	21,570	8,149
Net deferred tax liability	$358,388	$354,025
The components comprising our deferred tax assets and liabilities are as follows.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets
Share-based compensation	$25,465	$23,584
Reserve for employee benefits	14,159	12,342
Federal net operating loss carryforwards	11,504	—
State net operating loss carry-forwards, net of federal effect	9,024	9,685
Provision for doubtful accounts	4,807	4,818
Preopening expense	4,141	2,587
Tax credit carryforwards	2,722	1,430
Reserve differential for gaming activities	596	1,307
Derivative instruments market adjustment	—	4,229
Other	9,697	7,714
Gross deferred tax assets	82,115	67,696
Valuation allowance	(11,238)	(11,987)
Deferred tax assets, net of valuation allowance	70,877	55,709

Deferred tax liabilities
Difference between book and tax basis of:
Property	$243,812	$246,841
Intangible assets	152,140	132,898
State tax liability, net of federal effect	19,208	16,223
Gain on early retirement of debt	6,731	6,731
Prepaid services and supplies	6,723	5,780
Other	651	1,261
Gross deferred tax liabilities	429,265	409,734

Deferred tax liabilities, net	$358,388	$354,025
Valuation Allowance on Deferred Tax Assets
At December 31, 2011, we had unused federal general business tax credits of approximately $2.7 million which may be carried forward until expiration in 2030. We have a federal net operating loss of approximately $41.0 million, of which $8.3 million will be carried back to 2010 and $32.7 million may be carried forward until expiration in 2031. We also have state net operating loss carryforwards of approximately $170.7 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2012 to 2031, if not fully utilized.
A valuation allowance has been recorded on a material portion of our state net operating losses, primarily in Indiana, along with other deferred tax assets which are not presently expected to be realized. Certain state net operating losses arising from stock option exercises will result in approximately $1.3 million of additional paid in capital, if realized.
Our valuation allowance also includes amounts related to goodwill acquired in connection with the purchase of one of our operating properties that was closed in 2007. Realization of a tax benefit associated with this attribute is contingent on the occurrence of future events which, at present, we do not believe likely to occur.
Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current
Federal	$(550)	$1,892	$(11,550)
State	2,603	3,090	634
Total current taxes	2,053	4,982	(10,916)
Deferred
Federal	(3,287)	1,022	8,765
State	2,955	2,232	3,227
Total deferred taxes	(332)	3,254	11,992
Provision for income taxes	$1,721	$8,236	$1,076
Our tax provision for the year ended December 31, 2011 was favorably and unfavorably impacted by permanent adjustments related to our consolidation of Borgata and LVE, respectively. We consolidate Borgata's income and LVE's loss for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE's loss in its entirety. Our tax provision was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations and favorably impacted by a nontaxable acquisition related gain. Additionally, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income. The relative impact of equity based state taxes was also more significant in 2011 due to a loss from continuing operations.
Our tax provision for the year ended December 31, 2010 was favorably and unfavorably impacted by permanent adjustments related to our consolidation of Borgata and LVE, respectively. Additionally, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income; and favorably impacted by the release of valuation allowances resulting from the organizational restructuring of our Louisiana properties.
Our tax provision for the year ended December 31, 2009 was favorably impacted by a permanent tax benefit realized in connection with an IRS audit and the reversal of interest accrued in connection with unrecognized tax benefits. The state tax provision was adversely impacted by changes in apportionment, exam settlements and the geographic mix of our income.
The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from operations before income taxes, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(52.8)%	11.9%	47.2%
Noncontrolling interests	(27.7)%	(1.5)%	—%
Nontaxable gain on acquisition	25.5%	—%	—%
Compensation-based credits	16.3%	(6.0)%	(29.8)%
Accrued interest on uncertain tax benefits	(16.0)%	1.6%	(10.3)%
Company provided benefits	(6.9)%	3.5%	16.6%
Acquisition costs	—%	—%	(54.1)%
Other, net	(0.8)%	(4.3)%	15.6%
Effective tax rate	(27.4)%	40.2%	20.2%
Status of Examinations
During the fourth quarter of 2010, the Internal Revenue Service began fieldwork in connection with the audit of our federal income tax returns filed for the years ended December 31, 2005 through 2009. During 2011, we received Notices of Proposed Adjustments, primarily related to our capitalization policy on certain repair expenditures. We do not believe the proposed adjustments are consistent with applicable tax law and existing Treasury Regulations and intend to contest such adjustments, to the extent they

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 remain unresolved at the audit's conclusion, through available administrative procedures. During 2009, the Internal Revenue Service concluded its field examination of our federal income tax returns filed for the years ended December 31, 2003 and December 31, 2004. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment, to the extent of net operating loss carrybacks utilized in those years. We reached a partial agreement in connection with the adjustments proposed in the audit and are appealing the unresolved issues. The expiration of the statute of limitation related to our federal tax returns for the tax years 2003 through 2004 and 2005 through 2009 have been extended to December 31, 2012 and December 31, 2013, respectively. The statute of limitations for our remaining federal tax returns will expire over the period September 2014 through September 2015.

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001 and the statute of limitations will begin to expire over the period October 2012 through October 2016.
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
Other Long-term Tax Liabilities
The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Our liability for uncertain tax positions is recorded as other current tax liabilities and other long-term tax liabilities in our consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Unrecognized tax benefit, beginning of year	$38,336	$29,053	$30,485
Additions:
Tax positions related to consolidation of Borgata	—	8,714	—
Tax positions related to current year	1,438	1,511	1,630
Tax positions related to prior years	3,718	—	6,769
Reductions:
Tax positions related to prior years	(1,172)	(918)	(8,044)
Settlement with taxing authorities	—	—	(1,764)
Lapse of applicable statute of limitations	—	(24)	(23)
Unrecognized tax benefits	$42,320	$38,336	$29,053
Included in the $42.3 million balance of unrecognized tax benefits at December 31, 2011, are $6.8 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2011, 2010 and 2009, we recognized accrued interest and penalties of approximately $2.4 million, $2.0 million and $(0.8) million, respectively, in our income tax provision. We have accrued $12.6 million and $10.2 million of interest and penalties as of December 31, 2011 and 2010, respectively, in our consolidated balance sheet.
During the year ended December 31, 2009, we reached a partial agreement on certain issues in our Internal Revenue Service examination. As a result of the agreed adjustments, we reduced our federal unrecognized tax benefits by $5.2 million on a net basis, of which $3.2 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our federal unrecognized tax benefits by $3.2 million and recorded a $2.4 million benefit to our tax provision. We have also appealed certain issues which remain unresolved at the close of the examination.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible over the next twelve-month period that our unrecognized tax benefits, as of December 31, 2011, may decrease by approximately $5.0 million to $14.0 million, none of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the depreciable lives of assets, raised in connection with our federal and state examinations. Other than the resolution of the audits discussed above, we do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 12. DERIVATIVE INSTRUMENTS
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
The following table presents the historical fair value of the interest rate swaps recorded in the accompanying consolidated balance sheet as of December 31, 2010, the balance of which was included in other long-term liabilities.

Effective Date	Notional Amount	Fixed Rate	Fair Value of Liability	Maturity Date
	(In thousands)		(In thousands)
September 28, 2007	$100,000	5.13%	$2,374	June 30, 2011
September 28, 2007	200,000	5.14%	4,751	June 30, 2011
June 30, 2008	200,000	5.13%	4,746	June 30, 2011
Totals	$500,000		$11,871
If we had terminated our interest rate swaps as of December 31, 2010, we would have been required to pay a total of $12.0 million based on the settlement values of such derivative instruments.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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
Classification of Changes in Fair Value
The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was as follows:

Derivatives in a Cash Flow Hedging Relationship - Interest Rate Swap Contracts	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
	(In thousands)		(In thousands)
December 31, 2011	$—	Interest expense	$(11,824)
December 31, 2010	16,356	Interest expense	(4,580)
December 31, 2009	2,871	Interest expense	2,081

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Contracts	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivative (Ineffective Portion)
		(In thousands)
December 31, 2011	Fair value adjustment of derivative instruments	$265
December 31, 2010	Fair value adjustment of derivative instruments	480
December 31, 2009	Fair value adjustment of derivative instruments	—
The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $11.8 million, $22.7 million and $23.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

Due to the de-designation of the floating-to-fixed interest rate swaps in 2010, we recognized losses of $0.3 million and $0.5 million on the change in fair value of these swap for the years ended December 31, 2011 and 2010, respectively. In addition, the Company amortized $11.8 million, $4.6 million and accreted $2.1 million during the years ended December 31, 2011, 2010 and 2009, respectively through other comprehensive income related to these, and other derivatives that were previously de-designated as hedging instruments.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not have any present future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our estimated total capital expenditures for 2012 are expected to be approximately $142.3 million and are primarily comprised of $44 million of certain capital improvement projects with respect to the consummation of IP and various maintenance capital projects. We intend to fund such capital expenditures through our bank credit facility and operating cash flows.

Echelon
In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for three to five years.

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
The further delay of the suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets. These impairment tests were comprised of an appraisal of the development and an analysis of its future undiscounted cash flow, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.0 billion at both December 31, 2011 and 2010.
We initially performed this evaluation during the year ended December 31, 2009, when the continued suspension was announced. However, due to the degradation in economic conditions in the intervening period since, we updated these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our in initial cash flow assumptions. There was no impairment required as a result of these tests at either date. As we develop and explore the viability of alternatives for the project, we will monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.
Due to our delay of the project, we expect to incur capitalized costs related to the Echelon project and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

We expect to capitalize certain costs of $4.2 million, principally related to site beautification during the year ending December 31, 2012. Additionally we expect to incur recurring costs ranging from $0.3 million to $1.0 million annually, principally related to such items as site preparation work, underground utility installation, infrastructure and consulting.

In addition, we expect recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, ranging from $15.5 million to $17.0 million per annum that will be charged to preopening or other expense as incurred during the project's suspension period.
The following information summarizes the contingencies with respect to our various material commitments, which are in addition

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it owns in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelon's Resorts obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would be terminated concurrent with the purchase of the LVE assets pursuant to the Purchase Option Agreement.
Line Extension and Service Agreement (“LEA”)
In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE (see Energy Sales Agreement (“ESA”) above). We have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not physically accept permanent electric service by January 1, 2012 through the substation to be built by NV Energy pursuant to the LEA. On August 29, 2008, NV Energy issued a letter declaring a force majeure event that extends the time for performance of obligations under the LEA, including its obligation to construct the substation from which Echelon is to accept delivery of permanent electric service. NV Energy has not built the substation and we currently do not have an obligation to pay the liquidated damage amount of $5.0 million because delivery of permanent electric service from the substation is not possible. Our contingent liability to pay liquidated damages to NV Energy will be recorded and charged to expense on our consolidated statement of operations when, or if, it becomes probable that we will not be able to accept, in accordance with the terms of the LEA, permanent electric service from a substation when built by NV Energy.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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

LEED Tax Credits
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

Other Agreements
Certain other agreements, such as office leases and warehouse leases will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under the lease agreements, on an aggregate basis, will be approximately $0.7 million annually.

Borgata
Capital Spending and Development
Borgata continually performs on-going refurbishment and maintenance at facilities to maintain standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although Borgata does not have any present future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

Borgata intends to incur $59.4 million, primarily on room remodel and various maintenance capital projects with such capital expenditures being funded through the credit facility and operating cash flows. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
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
Borgata's CRDA obligations for the years ended December 31, 2011, 2010 and 2009 were $8.1 million, $8.1 million and $8.7 million, respectively, of which valuation provisions of $3.5 million, $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $15.0 million based on its actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $5.1 million, $5.1 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. As of December 31, 2011, Borgata incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA.
Boyd Leases
The Orleans Hotel and Casino

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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

Suncoast Hotel and Casino
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

California Hotel and Casino
The California is situated on approximately 13.9 acres of owned land, and 1.6 acres of leased land, respectively. The leased land had an effective commencement date of September 1, 1973 with a term of 60 years. The lease provides for monthly rental payments of $3,000 for the first 10 months, and $6,500 from July 1, 1974 through August 31, 2003, with a cost-of-living index adjustment preceding the initial month of each of the eight three year periods and the final two-year and two-month period. Monthly rent for the last 30 years of the lease will be negotiated and agreed upon, but shall be no less than $6,500 per month, or less than any rent computed for a prior month, whichever is more. In addition, we have the right of first refusal in the event the lessor shall receive from a third party a bona fide offer to purchase the premises.

Fremont Hotel and Casino
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

Sam's Town Hotel and Gambling Hall
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

Sam's Town Hotel and Casino
Sam's Town Shreveport is located on 18 acres of leased land and is a party to a Hotel Ground Lease with the City of Shreveport dated as of March 10, 1998, as amended, and an Amended and Restated Ground Lease dated as of March 10, 1998, as amended (together, the “Shreveport Ground Leases”). The initial terms of the Shreveport Ground Leases expired on April 30, 1999 but the Shreveport Ground Leases have been renewed and are still in effect. The Shreveport Ground Leases may be renewed for additional renewal terms which finally expire on March 10, 2048. Aggregate rent payable under the Shreveport Ground Leases is equal to (i) base rent of $532,306 (currently) plus (ii) percentage rent of 1% of the adjusted gross revenue from hotel and casino operations plus (iii) 4.75% of adjusted gross gaming revenue for admission taxes. Also, real estate taxes, insurance, utilities and other charges against the property are payable by the Company. Sam's Town Shreveport is also a party to a Commercial Lease with the State of Louisiana dated as of July 6, 1994, as amended by an amendment dated as of April 24, 2001 (together, the “Lease”). The initial term of the Lease expired in July 2004 but was renewed for an additional 10 year term and is still in effect. The Lease may be renewed for two additional 10-year renewal terms. The annual rent now payable under the Lease is $0.07 million.

Treasure Chest Casino
Treasure Chest is located on 14 acres of leased land and is a party to an Amended and Restated Lease for Parking and Other

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Amenities with the City of Kenner dated as of December 3, 1993, as amended (the “Lease”). The initial term of the Lease expired but the Lease has been renewed and is still in effect. The Lease may be renewed for additional renewal terms which finally expire on July 1, 2029. Rent payable under the Lease is the sum of (i) a base rent determined by formula plus (ii) a $2.50 per capita rent for each person entering the casino. For the years ended December 31, 2011, 2010 and 2009, rent paid to the City was $5.1 million, $4.6 million and $4.6 million. Treasure Chest is also a party to a Commercial Lease with the State of Louisiana dated as of March 9, 1994 (the “State Lease”). The initial term of the State Lease expired in March 2004 but was renewed for an additional 10 year term and is still in effect. The Lease may be renewed for two additional 10-year renewal terms. The annual rent now payable under the Lease is $0.1 million.

IP Casino Resort Spa
IP is located on 24 acres of owned land and leases approximately 3.88 acres of submerged tidelands from the state of Mississippi. The lease commenced on December 2005 and expires in 2035. The lease payment is adjusted annually at the end of each term based on the all urban consumer price index. The lease expense for the year ended December 31, 2011 was approximately $0.2 million for the stub period and will approximate $0.8 million during the year ending December 31, 2012. Additionally, IP leases a parking lot from the City of Biloxi on a monthly basis. The parking lot lease will expire in August 2013 unless extended by written agreement.
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
The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is six months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the New Jersey Casino Control Commission ("NJCCC") approves an extended term of such lease.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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
Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily these land leases, as of December 31, 2011 are as follows:

	Boyd Gaming Lease Obligations	Borgata Lease Obligations	Total Lease Obligations
For the Year Ending December 31,
2012	$14,991	$6,820	$21,811
2013	13,672	6,062	19,734
2014	11,768	5,870	17,638
2015	9,606	5,753	15,359
2016	9,593	5,735	15,328
Thereafter	418,997	308,241	727,238
	$478,627	$338,481	$817,108
Rent expense for the years ended December 31, 2011, 2010 and 2009 was $28.4 million, $26.7 million and $18.1 million , and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.
Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, as of December 31, 2011 is as follows:

	Boyd Gaming Rental Income	Borgata Rental Income	Total Rental Income
For the Year Ending December 31,
2012	$1,049	$1,819	$2,868
2013	683	1,237	1,920
2014	187	423	610
2015	144	423	567
2016	20	324	344
Thereafter	—	360	360
	$2,083	$4,586	$6,669
Contingencies
Copeland

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. The hearing on the pending motions is scheduled for March 26, 2012. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use tax paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
Blue Chip has previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed; and, in February 2009, we received a notice of revaluation, which reduced the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against the provisional bills related to the years from 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011.
Although we have not received valuation notices for years 2010 and 2011, or final tax rates for the years 2007 through 2011, we believe the assessments for the period from January 1, 2007 through December 31, 2011 could result in a total property tax obligation ranging between $10.6 million and $15.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.1 million for this property tax liability as of December 31, 2011, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2007 through December 31, 2011, which have not been received as of December 31, 2011, could result in further adjustment to our estimated property tax liability at Blue Chip.
Legal Matters
We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 14. STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
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
During the years ended December 31, 2011 and 2010, we did not repurchase any shares of our common stock. During the year ended December 31, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.
In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.
Dividends
Dividends are declared at our Board's discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. There were no cash dividends declared or paid during the years ended December 31, 2011, 2010 and 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods.
Stock Option Incentive Plan
On May 15, 2008, at our 2008 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to our 2002 Stock Incentive Plan, increasing the maximum number of shares of Boyd Gaming Corporation's common stock authorized for issuance over the term of such plan by 5 million shares, from 12 million to 17 million shares. Under our 2002 Stock Incentive Plan, approximately 0.8 million shares remain available for grant at December 31, 2011. The number of authorized but unissued shares of common stock under this plan as of December 31, 2011 was approximately 14.3 million shares.
Options granted under the plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plan had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.
Summarized stock option plan activity for the years ended December 31, 2011, 2010 and 2009 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2009	8,786,480	$31.19
Granted	1,426,992	7.57
Canceled	(614,018)	32.2
Exercised	(29,797)	5.39
Outstanding at December 31, 2009	9,569,657	27.68
Granted	1,190,867	8.34
Canceled	(126,496)	24.64
Exercised	(114,525)	6.31
Outstanding at December 31, 2010	10,519,503	25.76
Granted	541,340	6.74
Canceled	(316,743)	29.91
Exercised	(72,757)	5.46
Outstanding at December 31, 2011	10,671,343	$24.81	5.6	$1,420

Exercisable at December 31, 2010	7,950,012	$31.55	5.4	$4,824

Exercisable at December 31, 2011	8,911,028	$28.2028	5.0	$1,011
Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$6.60 - $6.60	1,175,385	6.8	$6.60	1,175,385	$6.60
6.70 - 6.70	537,840	9.9	6.70	—	—
7.55 - 7.55	1,337,323	7.8	7.55	891,046	7.55
8.34 - 8.34	1,165,784	8.8	8.34	392,086	8.34
11.28 - 33.31	759,190	1.4	16.66	756,690	16.68
36.76 - 36.76	1,438,826	2.9	36.76	1,438,826	36.76
38.11 - 38.11	491,000	5.9	38.11	491,000	38.11
39.00 - 39.00	1,357,000	4.8	39.00	1,357,000	39.00
39.78 - 39.78	1,069,500	5.8	39.78	1,069,500	39.78
39.96 - 52.35	1,339,495	3.8	40.22	1,339,495	40.22
$6.60 - $52.35	10,671,343	5.6	$24.81	8,911,028	$28.20
The total intrinsic value of in-the-money options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.7 million and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was approximately $5.1 million, $9.7 million and $15.5 million, respectively. As of December 31, 2011, there was approximately $7.4 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately three years, the weighted-average remaining requisite service period.
Restricted Stock Units
Our amended 2002 Stock Incentive Plan provides for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole, or in part, upon the passage of time, and which may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.
We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service to the Company. We also grant RSUs to members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting.
During the years ended December 31, 2011, 2010 and 2009, certain of our executive management employees were granted RSUs, totaling approximately 695,000 units, 429,000 units and 354,000 units, respectively. Each of these RSUs represent a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. These RSUs will vest three years from the date of issuance.
Summarized RSU activity for the years ended December 31, 2011, 2010 and 2009 is as follows.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	572,071
Granted	421,826	$7.94
Canceled	(12,508)
Awarded	(11,281)
Outstanding at December 31, 2009	970,108
Granted	485,067	$8.36
Canceled	(19,080)
Awarded	—
Outstanding at December 31, 2010	1,436,095
Granted	765,516	$6.96
Canceled	(41,340)
Awarded	(310,881)
Outstanding at December 31, 2011	1,849,390

Vested at December 31, 2010	180,701

Vested at December 31, 2011	573,798
As of December 31, 2011, there was approximately $8.9 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately three years.
Performance Stock Units
Our amended 2002 Stock Incentive Plan provides for the grant of Performance Stock Units (“PSUs”). A PSU is an award which may be earned in whole, or in part, upon the passage of time, and the attainment of performance criteria, and which may be settled for cash, shares, other securities or a combination thereof. The PSUs do not contain voting rights and are not entitled to dividends. The PSUs are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.
During the year ended December 31, 2011, certain executive management employees were granted PSUs, totaling approximately 407,000 units. Each of these PSUs represent a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual denomination of units awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and customer service scores, all of which shall be determined on a comprehensive annual three year growth rate. Based upon actual and combined achievement, the number of units awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout, and based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation costs of these PSUs assumes all units granted will be awarded.
These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions will be evaluated, and the number of shares expected to be awarded, and resulting compensation expense, will be adjusted accordingly.
Summarized PSU activity for the years ended December 31, 2011 is as follows.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	—
Granted	406,602	$6.70
Canceled	—
Awarded	—
Outstanding at December 31, 2011	406,602

Vested at December 31, 2011	—
As of December 31, 2011, there was approximately $2.8 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately three years.
Career Shares
Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement. The program incentifies and rewards executives for their period of service. Our Career Shares Program was adopted in December 2006, and modified in October 2010, as part of the overall update of our compensation programs. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive's age at such retirement and the number of years of service with the Company. Executives must be at least 55 years old and have at least 10 years of service to receive any payout at retirement. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan. The Career Share awards are tranched by specific term, in the following periods: 10 years, 15 years and 20 years of service. These grants vest over the of remaining period of service required to fulfill the requisite years in each of these tranches, and compensation expense is recorded in accordance with the specific vesting provisions.
Summarized Career Shares activity for the years ended December 31, 2011, 2010 and 2009 is as follows.

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	59,789
Granted	250,160	$5.00
Canceled	(5,508)
Awarded	—
Outstanding at December 31, 2009	304,441
Granted	146,622	$8.60
Canceled	(18,201)
Awarded	—
Outstanding at December 31, 2010	432,862
Granted	113,495	$10.81
Canceled	(6,668)
Awarded	—
Outstanding at December 31, 2011	539,689

Vested at December 31, 2010	122,055

Vested at December 31, 2011	314,888
In January 2012, we issued approximately 163,000 Career Shares with a grant date fair value of $7.69 per share and recorded

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 approximately $1.1 million of share-based compensation expense.

Share-Based Compensation
The following table summarizes our share-based compensation costs by award type.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock Options	$4,850	$9,104	$13,876
Restricted Stock Units	3,062	1,759	1,588
Performance Stock Units	76	—	—
Career Shares	2,008	461	424
Total shared-based compensation costs	$9,996	$11,324	$15,888

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Gaming	$192	$318	$146
Food and beverage	37	61	15
Room	17	29	5
Selling, general and administrative	977	1,619	3,125
Corporate expense	8,773	9,297	10,683
Preopening expense	—	—	1,914
Total shared-based compensation expense	$9,996	$11,324	$15,888

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at December 31, 2011 relates to certain derivative instruments that we de-designated as cash flow hedges. As a result, we recognized $12.1 million in net losses related to these derivative instruments, included in accumulated other comprehensive loss, net, at December 31, 2011.
The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Fair value adjustment of derivative instruments	$11,824	$16,356	$2,871
Tax effect	(4,230)	(5,824)	(979)
Fair value adjustment of derivative instruments, net of tax	$7,594	$10,532	$1,892

NOTE 16. NONCONTROLLING INTERESTS
Noncontrolling interests represents: (i) the 50% interest in Borgata, held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value, at the date of the effective change in control, on March 24, 2010; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity which was consolidated in our financial statements effective January 1, 2010, but in which we hold no equity interest. Pursuant to the authoritative guidance for noncontrolling interests, a noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, as is the case with LVE as presented below.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Changes in the noncontrolling interests since such date are as follows:

	Borgata	LVE	Total
	(In thousands)
Beginning balance, January 1, 2010	$325,580	$(30,673)	$294,907
Distributions	(123,422)	—	(123,422)
Attributable net income (loss)	17,098	(15,158)	1,940
Comprehensive income	—	(1,261)	(1,261)
Balance, December 31, 2010	$219,256	$(47,092)	$172,164
Attributable net income (loss)	1,750	(5,895)	(4,145)
Comprehensive income	—	3,968	3,968
Balance December 31, 2011	$221,006	$(49,019)	$171,987

Borgata
Distributions
In connection with the refinancing of the Borgata credit facility in August 2010, the Holding Company made a $123.4 million one-time distribution to the Divestiture Trust, reflected above as a distribution to the noncontrolling interest.

LVE
Comprehensive Income
LVE has entered into interest rate derivative contracts in order to hedge exposure to increasing interest rates, and the impact of those rates on the cash flows of its variable-rate debt. LVE's active interest rate swaps are as follows:

Effective Date	Notional Amount	Fixed Rate	Maturity Date
Derivatives Designated as Hedging Instruments:	(In thousands)
December 21, 2007	$131,986	4.59%	November 1, 2013

Derivatives Not Designated as Hedging Instruments:
December 21, 2007	100,000	3.42%	November 1, 2013
Totals	$231,986

The fair value of these derivatives at December 31, 2011 and 2010 represents the amount LVE would have to pay the counterparty to terminate these contracts as of those dates. At inception, these interest rate derivatives were designated as cash flow hedges and were determined to be highly effective. Therefore, the changes in fair value of the effective portion of these derivatives have been recorded in accumulated other comprehensive loss. Unrealized gains and losses on the discontinued hedge that was previously recorded in accumulated other comprehensive loss will be reclassified into earnings when the forecasted transaction affects earnings, or when it is probable that it will not occur. Prior to our consolidation of LVE, hedge accounting had been discontinued on the interest rate swap related to the taxable debt because it was no longer expected to be highly effective in hedging the exposure to increasing interest rates and the impact of those rates on cash flows. The ineffective portion of the swap was due to the construction delays, which caused the outstanding amount of the variable-rate debt to increase at a slower pace than the contractual increases in notional amount of the swap. In July 2011, hedge accounting was discontinued on the interest rate swap related to the tax-exempt debt when $27.0 million of principal was repaid.

NOTE 17. FAIR VALUE MEASUREMENTS
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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
Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$178,756	$178,756	$—	$—

	December 31, 2010
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$145,623	$145,623	$—	$—
Liabilities
Derivative instruments	$11,871	$—	$11,871	$—
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2011 and 2010.
Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. See Note 12, Derivative Instruments for further discussion regarding the fair valuation of our interest rate swaps.
Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at December 31, 2011 and 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,632,750	$1,621,715	$1,388,630	Level 2
9.125% senior notes due 2018	500,000	491,444	471,000	Level 1
6.75% senior subordinated notes due 2014	215,668	215,668	208,120	Level 1
7.125% senior subordinated notes due 2016	240,750	240,750	208,249	Level 1
Other	11,071	11,071	10,517	Level 3
Borgata Debt:
Borgata bank credit facility	40,200	40,200	40,200	Level 2
9.50% senior secured notes due 2015	398,000	387,049	378,100	Level 1
9.875% senior secured notes due 2018	393,500	382,559	358,085	Level 1
Total debt	$3,431,939	$3,390,456	$3,062,901

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,425,000	$1,425,000	$1,346,625	Level 2
9.125% senior notes Due 2018	500,000	490,206	487,755	Level 1
6.75% senior subordinated notes Due 2014	215,668	215,668	212,163	Level 1
7.125% senior subordinated notes Due 2016	240,750	240,750	217,879	Level 1
Other	11,761	11,761	11,173	Level 3
Borgata Debt:
Borgata bank credit facility	60,900	60,900	60,900	Level 2
Borgata 9.50% senior notes due 2015	400,000	386,712	375,111	Level 1
Borgata 8.75% senior notes due 2018	400,000	387,758	379,518	Level 1
Total debt	$3,254,079	$3,218,755	$3,091,124
The estimated fair value of the Amended Credit Facility is based on a relative value analysis performed on or about December 31, 2011 and 2010, respectively. The estimated fair value of Borgata's bank credit facility at December 31, 2011 and 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2011 and 2010, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.
There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2011 and 2010.

NOTE 18. OTHER OPERATING CHARGES, NET
Other operating charges, net, are comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Asset impairments and write-downs	$6,741	$736	$42,745
Acquisition related expenses	6,375	3,977	981
Flood expenses, net of recoveries	1,428	—	—
Measurement period adjustments	(486)	—	—
Hurricane expenses and related items	—	—	(1,946)
Other operating charges, net	$14,058	$4,713	$41,780
Asset Impairments and Write-Downs
During the year ended December 31, 2011, we recorded asset impairments and write-downs, net primarily related to the following items:

Impairment of Trademark: Due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City, we performed an interim impairment test on the indefinite lived trademark recorded upon the consolidation of Borgata. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

Our analysis consisted of a valuation of the trademark, using the relief from royalty method. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test shall consist of a comparison of the fair value of trademark with its carrying amount. As a result, we recorded a $5.0 million impairment to the trademark, representing the amount by which the carrying amount exceeded its fair value.

Impairment of Investment in Unconsolidated Subsidiary: We also recorded a non-cash impairment charge to Borgata's investment in an unconsolidated subsidiary in the amount of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidated value. Borgata previously entered into an agreement with two other Atlantic City casinos to form ACES. With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September, 2011, and accordingly, the joint venture agreement terminated in January 2012, which will force a liquidation of the joint venture's assets. Subsequent to the recordation of this impairment charge, the carrying value of this investment was $2.8 million at December 31, 2011.

During the year ended December 31, 2010, asset impairments and write-downs, net primarily consisted of a charge of $0.5 million related to the impairment in the market value of our investment in certain bonds.
During the year ended December 31, 2009, asset impairments and write-downs primarily consist of the following:
Morgans/LV Investment LLC: Due to the suspension of Echelon, we recorded an operating charge of $13.5 million related to the write-down of our former investment in the Morgans/LV Investment LLC ("Morgans"). We were a 50% partner in a joint venture with Morgans Hotel Group Co., which was terminated effective as of December 31, 2009. We accounted for our investment in Morgans under the equity method. We evaluate our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we then compare the estimated fair value of the investment to our carrying value to identify any impairment and determine whether such impairment is other-than-temporary.
Due to the uncertainty regarding the final development plan of Echelon, during the year ended December 31, 2009, we reviewed our former investment in the Morgans joint venture for impairment. This impairment test was comprised of a fair value assessment, using cash flow analyses related to several viable alternative plans for the future development of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Echelon, because several differing strategic plans related to Echelon were being evaluated at this time, the test weighted several viable alternative plans with significant consideration given to the likelihood of constructing the plans designed pursuant to the joint venture. As a result of this analysis, we did not believe that certain contributions to the joint venture, primarily related to the architectural and design plans to which we have no future interest, title or right to use, would ultimately be realizable. Accordingly, we recorded an other-than-temporary non-cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs. The remaining $4.4 million of our investment in Morgans represents previously reimbursed allocations of shared development costs related to the Echelon master plan. These costs reverted to our basis in Echelon, reported as construction in progress, as the plans to construct the hotels were terminated contemporaneous with the termination of the joint venture, and are included in our overall impairment evaluation of the Echelon development.
Dania Jai-Alai: Non-cash impairment charge of $28.4 million which relates to the write-off of Dania Jai-Alai's goodwill in connection with an amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions. In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment were as follows: (i) we paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of the acquisition; and (ii) we issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note required principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note was secured by a letter of credit under our bank credit facility, and we have made all scheduled payments on the promissory note, including the final payment in January 2010. In conjunction with the amendment to the purchase agreement, we recorded the remaining $28.4 million of the $75 million contingent liability as additional goodwill during the year ended December 31, 2009. However, upon evaluation of this additional goodwill for recoverability, we recorded a non-cash impairment charge of $28.4 million.
Acquisition Related Expenses
During the years ended December 31, 2011, 2010, and 2009, we recorded $6.4 million, $4.0 million and $1.0 million, respectively, of direct expenses related to evaluating various acquisition opportunities and other business development activities.
Flood Expenses
During the year ended December 31, 2011, due to flooding of the Mississippi River and temporary closure of the Tunica property in May 2011, we recorded $1.4 million of flood expenses, net of estimated insurance recoveries.
Measurement Period Adjustments
During the year ended December 31, 2011, in connection with the valuation procedures we performed on Borgata, we recorded measurement adjustments of $0.5 million, which were primarily comprised of a $0.3 million bargain purchase gain.
Hurricane Expenses and Related Items
During the year ended December 31, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

NOTE 19. EMPLOYEE BENEFIT PLANS

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

We and Borgata contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. These unions cover certain of our culinary, hotel and other trade workers. We and Borgata are obligated to make defined contributions under these plans.

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•
We and Borgata may elect to stop participating in our multi-employer plans. As a result, we and Borgata may be required to pay a withdrawal liability based on the underfunded status of the plan as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and impact our ability to meet our obligations to the multiemployer plan.

•	We and Borgata may contribute assets to the multiemployer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We and Borgata may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled approximately $7.1 million, $7.1 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis. There were no significant changes that would affect the comparability of our employer contributions during the years ended December 31, 2011 and 2010. However, employer contributions are not comparable for the years ended December 31 2010 and 2009, respectively, due to the fact that we consolidated the financial position of Borgata in our consolidated financial statements effective as of March 24, 2010. See Note 1, Summary of Significant Accounting Policies, for our accounting policies related to the consolidation of Borgata. As of December 31, 2011, Borgata's share of the unfunded vested liability related to its pension plans is $51.4 million.
We and Borgata have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of, $5.1 million, $5.1 million, and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 20. SEGMENT INFORMATION
We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City. The table below lists the classification of each of our properties.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey
Results of Operations - Adjusted EBITDA

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

We determine each of our wholly-owned properties' profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata's operating income before net amortization, preopening and other items applied retrospectively.
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
We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense. Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments. Interest expense is net of interest income and amounts capitalized. Interest expense for the year ended December 31, 2009 includes $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 7, Goodwill).
The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Revenues
Las Vegas Locals	$604,965	$607,366	$641,941
Downtown Las Vegas	224,251	218,222	229,149
Midwest and South	771,354	728,767	762,336
Atlantic City	730,274	580,140	—
Reportable Segment Net Revenues	2,330,844	2,134,495	1,633,426
Other	5,394	6,404	7,560
Net revenues	2,336,238	2,140,899	1,640,986

Reportable Segment Adjusted EBITDA
Las Vegas Locals	145,848	137,464	155,336
Downtown Las Vegas	35,214	34,227	46,102
Midwest and South	167,101	143,699	165,534
Atlantic City	158,126	136,278	—
	506,289	451,668	366,972
Operating income from Borgata, net	—	8,146	59,470
Adjusted EBITDA	506,289	459,814	426,442

Other operating costs and expenses
Depreciation and amortization	195,343	199,275	165,725
Corporate expense	48,962	48,861	47,617
Preopening expenses	6,634	7,459	17,798
Our share of Borgata's preopening expenses	—	—	349
Our share of Borgata's other items and write-downs, net	—	—	(14,303)
Other operating charges, net	14,058	4,713	41,780
Other	8,188	10,147	11,283
Total other operating costs and expenses	273,185	270,455	270,249
Operating income (loss)	$233,104	$189,359	$156,193
The following table reconciles the presentation of depreciation and amortization expense on our consolidated statements of operations to the presentation on the accompanying table.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Depreciation and amortization expense, as reported in our consolidated statement of operations	$195,343	$199,275	$164,427
Net amortization expense related to our investment in Borgata	—	—	1,298
Depreciation and amortization expense, as reported above	$195,343	$199,275	$165,725
Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at December 31, 2011 and 2010:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
	(In thousands)
Assets
Las Vegas Locals	$1,260,458	$1,284,160
Downtown Las Vegas	131,140	136,868
Midwest and South	1,406,136	1,117,959
Atlantic City	1,435,332	1,463,298
Total reportable segment assets	4,233,066	4,002,285
Other	228,140	255,847
Corporate	1,421,848	1,398,729
Total assets	$5,883,054	$5,656,861
Capital Expenditures
The Company's capital expenditures for the years ended December 31, 2011, 2010, and 2009, by Reportable Segment, consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Capital Expenditures:
Las Vegas Locals	$15,782	$11,863	$12,107
Downtown Las Vegas	4,420	3,356	3,294
Midwest and South	19,770	18,632	21,665
Atlantic City	32,626	12,637	—
Total Reportable Segment Capital Expenditures	72,598	46,488	37,066
Other	106	(1,797)	185
Corporate entities	11,859	4,092	33,969
Total Capital Expenditures	84,563	48,783	71,220
Change in Accrued Property Additions	2,661	27,175	86,337
Cash-Based Capital Expenditures	$87,224	$75,958	$157,557

NOTE 21. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information for the years ended December 31, 2011 and 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31, 2011
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Summary Operating Results:
Net revenues	$564,946	$574,403	$590,215	$606,674	$2,336,238
Operating income	48,104	61,990	68,164	54,846	233,104
Net income (loss) attributable to Boyd Gaming Corporation	(3,521)	(2,951)	3,109	(491)	(3,854)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.04)	$(0.03)	$0.04	$(0.01)	$(0.04)
Diluted net income (loss) per common share	$(0.04)	$(0.03)	$0.04	$(0.01)	$(0.04)

	December 31, 2010
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Summary Operating Results:
Net revenues	$415,135	$578,446	$595,378	$551,940	$2,140,899
Operating income	44,030	49,676	54,483	41,170	189,359
Net income (loss) attributable to Boyd Gaming Corporation	8,435	3,382	5,591	(7,098)	10,310
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$0.10	$0.04	$0.06	$(0.08)	$0.12
Diluted net income (loss) per common share	$0.10	$0.04	$0.06	$(0.08)	$0.12

NOTE 22.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Pursuant to the prior registrations of our 9.125% Senior Notes due 2018 under the Securities Act of 1933, separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of this debt is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of December 31, 2011 and 2010 and the condensed consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011.

Condensed Consolidating Balance Sheets

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$364	$128,185	$3,944	$46,263	$—	$178,756
Other current assets	29,818	70,448	13,459	50,413	—	164,138
Property and equipment, net	115,346	2,120,227	75,739	1,230,796	—	3,542,108
Assets held for development	—	926,013	—	163,806	—	1,089,819
Investments in subsidiaries	3,777,298	353,740	32	—	(4,131,070)	—
Intercompany receivable	—	187,911	—	—	(187,911)	—
Other assets, net	28,501	15,068	5,993	71,077	—	120,639
Intangible assets, net	—	487,907	21,374	64,737	—	574,018
Goodwill, net	—	212,794	782	—	—	213,576
Total assets	$3,951,327	$4,502,293	$121,323	$1,627,092	$(4,318,981)	$5,883,054

Liabilities and Stockholders' Equity
Current maturities of long-term	$42,500	$730	$—	$—	$—	$43,230
Non-recourse debt				29,686		29,686
Other current liabilities	146,054	152,437	16,725	102,484	(18,596)	399,104
Intercompany payable	455	—	216,211	—	(216,666)	—
Long-term debt, net of current maturities	2,527,076	10,341	—	809,809	—	3,347,226
Other long-term liabilities	33,150	404,463	1,537	57,599	—	496,749
Non-recourse debt	—	—	—	192,980	—	192,980
						—
Preferred stock	—	—	—	—	—	—
Common stock	863	31,128	32	—	(31,160)	863
Additional paid-in capital	644,174	2,984,250	41,724	476,733	(3,502,707)	644,174
Retained earnings	557,055	918,944	(154,906)	(42,199)	(721,839)	557,055
Accumulated other comprehensive loss, net	—	—	—	—	—	—
Total Boyd Gaming Corporation stockholders' equity	1,202,092	3,934,322	(113,150)	434,534	(4,255,706)	1,202,092
Noncontrolling interests	—	—	—	—	171,987	171,987
Total stockholders' equity (deficit)	1,202,092	3,934,322	(113,150)	434,534	(4,083,719)	1,374,079
Total liabilities and stockholders' equity	$3,951,327	$4,502,293	$121,323	$1,627,092	$(4,318,981)	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)		Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$11,231	$88,282	$3,679		$42,431	$—	$145,623
Other current assets	10,395	61,829	15,246		47,492	—	134,962
Property and equipment, net	111,921	1,939,834	77,949		1,253,667	—	3,383,371
Assets held for development	—	923,038	—		163,806	—	1,086,844
Investments in subsidiaries	3,373,486	424,707	—		5,185	(3,803,378)	—
Intercompany receivable	50,824	—	69,931		—	(120,755)	—
Other assets, net	73,420	46,886	2,979		89,021	(59,535)	152,771
Intangible assets, net	—	460,714	—		79,000	—	539,714
Goodwill, net	—	212,794	782		—	—	213,576
Total assets	$3,631,277	$4,158,084	$170,566		$1,680,602	$(3,983,668)	$5,656,861

Liabilities and Stockholders' Equity
Current maturities of long-term	$25,000	$690	$—		$—	$—	$25,690
Current maturities of non-recourse debt	—	—	—	—	22,487	—	22,487
Other current liabilities	39,663	175,870	17,464		109,161	—	342,158
Intercompany payable	—	472,795	246,144		—	(718,939)	—
Long-term debt, net of current maturities	2,346,623	11,072	—		835,370	—	3,193,065
Other long-term liabilities	30,786	399,148	1,536		60,050	—	491,520
Non-recourse debt	—	—	—		220,572		220,572
							—
Preferred stock	—	—	—		—	—	—
Common stock	862	30,298	32		—	(30,330)	862
Additional paid-in capital	635,028	2,320,477	41,724		421,472	(2,783,673)	635,028
Retained earnings	560,909	747,734	(136,334)		11,490	(622,890)	560,909
Accumulated other comprehensive loss, net	(7,594)	—	—		—	—	(7,594)
Total Boyd Gaming Corporation stockholders' equity	1,189,205	3,098,509	(94,578)		432,962	(3,436,893)	1,189,205
Noncontrolling interests	—	—	—	1	—	172,164	172,164
Total stockholders' equity (deficit)	1,189,205	3,098,509	(94,578)		432,962	(3,264,729)	1,361,369
Total liabilities and stockholders' equity	$3,631,277	$4,158,084	$170,566		$1,680,602	$(3,983,668)	$5,656,861

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$149,168	$1,550,197	$55,767	$730,274	$(149,168)	$2,336,238

Costs and expenses
Operating	—	848,973	57,620	383,041	—	1,289,634
Selling, general and administrative	—	258,026	10,023	126,942	—	394,991
Maintenance and utilities	—	89,092	2,255	62,165	—	153,512
Depreciation and amortization	8,371	118,621	2,914	65,437	—	195,343
Corporate expense	95,847	147	1,194	—	(48,226)	48,962
Preopening expenses	907	16,356	—	(10,629)	—	6,634
Other operating charges, net	6,054	1,602	3	6,399	—	14,058
Total costs and expenses	111,179	1,332,817	74,009	633,355	(48,226)	2,103,134

Equity in earnings of subsidiaries	75,144	(1,345)	—	—	(73,799)	—
Operating income (loss)	113,133	216,035	(18,242)	96,919	(174,741)	233,104

Other expense (income)
Interest expense, net	151,931	687	—	98,067	—	250,685
Fair value adjustment of derivative instruments	265	—	—	—	—	265
(Gain) Loss on early retirements of debt	20	—	—	(6)	—	14
Other income	(7,000)	(4,582)	—	—	—	(11,582)
Total other expense, net	145,216	(3,895)	—	98,061	—	239,382

Income (loss) before income taxes	(32,083)	219,930	(18,242)	(1,142)	(174,741)	(6,278)
Income taxes	28,229	(34,349)	5,652	(1,253)	—	(1,721)
Net income (loss)	(3,854)	185,581	(12,590)	(2,395)	(174,741)	(7,999)
Noncontrolling interests	—	—	—	—	4,145	4,145
Net income (loss) attributable to Boyd Gaming Corporation	$(3,854)	$185,581	$(12,590)	$(2,395)	$(170,596)	$(3,854)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$134,190	$1,501,899	$58,860	$580,140	$(134,190)	$2,140,899

Costs and expenses
Operating	—	835,489	54,984	298,966	—	1,189,439
Selling, general and administrative	—	265,376	8,858	94,983	—	369,217
Maintenance and utilities	—	87,499	4,256	48,967	—	140,722
Depreciation and amortization	11,955	129,693	4,741	52,886	—	199,275
Corporate expense	83,437	59,710	9,295	—	(103,581)	48,861
Preopening expenses	1,580	—	7,523	—	(1,644)	7,459
Other operating charges, net	4,456	68	197	(8)	—	4,713
Total costs and expenses	101,428	1,377,835	89,854	495,794	(105,225)	1,959,686

Equity in earnings of subsidiaries	65,159	47,393	—	—	(104,406)	8,146
Operating income (loss)	97,921	171,457	(30,994)	84,346	(133,371)	189,359

Other expense (income)
Interest expense, net	118,585	731	(6)	61,243	—	180,553
Fair value adjustment of derivative instruments	480	—	—	—	—	480
Gain on early retirements of debt	(2,758)		—	—	—	(2,758)
Other income	—	(12,535)				(12,535)
Other non-operating expenses, net	—	3,133	—	—	—	3,133
Total other expense, net	116,307	(8,671)	(6)	61,243	—	168,873

Income (loss) before income taxes	(18,386)	180,128	(30,988)	23,103	(133,371)	20,486
Income taxes	28,696	(32,838)	(27)	(4,067)	—	(8,236)
Net income (loss)	10,310	147,290	(31,015)	19,036	(133,371)	12,250
Noncontrolling interests	—	—	—	—	(1,940)	(1,940)
Net income (loss) attributable to Boyd Gaming Corporation	$10,310	$147,290	$(31,015)	$19,036	$(135,311)	$10,310

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statements of Operations, continued

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net revenues	$69,774	$1,630,321	$10,665	$(69,774)	$1,640,986

Costs and expenses
Operating	—	850,595	57,469	—	908,064
Selling, general and administrative	—	272,945	11,992	—	284,937
Maintenance and utilities	—	88,226	4,070	—	92,296
Depreciation and amortization	13,415	147,436	3,576	—	164,427
Corporate expense	93,096	52,545	17,229	(115,253)	47,617
Preopening expenses	260	17,538	—	—	17,798
Other operating charges, net	981	12,444	28,355	—	41,780
Total costs and expenses	107,752	1,441,729	122,691	(115,253)	1,556,919

Equity in earnings of subsidiaries	126,176	71,617	—	(125,667)	72,126
Operating income (loss)	88,198	260,209	(112,026)	(80,188)	156,193

Other expense (income)
Interest expense, net	147,556	(732)	—	—	146,824
Gain on early retirements of debt	(15,284)	—	—	—	(15,284)
Other non-operating expenses, net	33	19,303	—	—	19,336
Total other expense, net	132,305	18,571	—	—	150,876

Income (loss) before income taxes	(44,107)	241,638	(112,026)	(80,188)	5,317
Income taxes	48,348	(55,065)	5,641	—	(1,076)
Net income (loss)	$4,241	$186,573	$(106,385)	$(80,188)	$4,241

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$100,478	$68,797	$26,295	$57,940	$—	$253,510

Cash flows from investing activities
Capital expenditures	(24,815)	(28,204)	(1,579)	(32,626)	—	(87,224)
Cash paid for business acquisition, net	(278,456)					(278,456)
Cash paid for development agreement	—	—	(24,450)	—	—	(24,450)
Other investing activities	895	—	—	26,448	—	27,343
Net cash from investing activities	(302,376)	(28,204)	(26,029)	(6,178)	—	(362,787)

Cash flows from financing activities
Borrowings under bank credit facility	391,329	—	—	741,300	—	1,132,629
Payments under bank credit facility	(183,579)	—	—	(762,000)	—	(945,579)
Debt financing cost, net	(14,221)	—	—	(1,153)	—	(15,374)
Proceeds from issuance of debt	—	—	—	7,199	—	7,199
Payments on long-term debt	—	(690)	—	—	—	(690)
Payments on retirements of long-term debt	—	—	—	(8,198)	—	(8,198)
Proceed from stock options exercised	15	—	—	—	—	15
Payments under note payable by variable interest entity	—	—	—	(27,000)	—	(27,000)
Other financing activities	—	—	—	(592)	—	(592)
Net cash from financing activities	193,544	(690)	—	(50,444)	—	142,410

Net change in cash and cash equivalents	(8,354)	39,903	266	1,318	—	33,133
Cash and cash equivalents, beginning of period	11,231	88,282	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$2,877	$128,185	$3,945	$43,749	$—	$178,756

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (100% Owned)	Non-Guarantor Subsidiaries (Not 100% Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$226,650	$78,597	$970	$91,379	$(128,205)	$269,391

Cash flows from investing activities
Capital expenditures	(6,463)	(56,884)	(2,059)	(10,552)	—	(75,958)
Net cash effect upon change in controlling interest of Borgata	—	26,025	—	26,025	(26,025)	26,025
Other investing activities	69	—	—	987	—	1,056
Net cash from investing activities	(6,394)	(30,859)	(2,059)	16,460	(26,025)	(48,877)

Cash flows from financing activities
Borrowings under bank credit facility	758,774	—	—	533,673	—	1,292,447
Payments under bank credit facility	(1,250,674)	—	—	(1,105,062)	—	(2,355,736)
Debt financing cost, net	(20,617)	(3,620)	—	(2,820)	—	(27,057)
Proceeds from issuance of debt	490,000	—	—	773,176	—	1,263,176
Proceeds from issuance of debt by variable interest entity	—	—	—	18,091	—	18,091
Payments on long-term debt	—	(46,875)	—	(1,194)	—	(48,069)
Payments on retirements of long-term debt	(187,041)	(652)	—		—	(187,693)
Other financing activities	170	—	—	(277,652)	154,230	(123,252)
Net cash from financing activities	(209,388)	(51,147)	—	(61,788)	154,230	(168,093)

Net change in cash and cash equivalents	10,868	(3,409)	(1,089)	46,051	—	52,421
Cash and cash equivalents, beginning of period	363	88,071	4,768	—	—	93,202
Cash and cash equivalents, end of period	$11,231	$84,662	$3,679	$46,051	$—	$145,623

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
		(In thousands)
Cash flows from operating activities
Net cash from operating activities	$65,751	$173,249	$2,963	$—	$241,963

Cash flows from investing activities
Capital expenditures	(5,706)	(151,378)	(473)	—	(157,557)
Other investing activities	2,356	(9,927)	—	—	(7,571)
Net cash from investing activities	(3,350)	(161,305)	(473)	—	(165,128)

Cash flows from financing activities
Payments of long-term debt	(88,866)	(19,366)	—	—	(108,232)
Borrowings under bank credit facility	656,440	—	—	—	656,440
Payments under bank credit facility	(620,655)	—	—	—	(620,655)
Other financing activities	(9,338)	—	—	—	(9,338)
Net cash from financing activities	(62,419)	(19,366)	—	—	(81,785)

Net change in cash and cash equivalents	(18)	(7,422)	2,490	—	(4,950)
Cash and cash equivalents, beginning of period	381	95,493	2,278	—	98,152
Cash and cash equivalents, end of period	$363	$88,071	$4,768	$—	$93,202

NOTE 23. RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2011. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2011, 2010 and 2009, there were no related party transactions between the Company and the Boyd family.
Compensation of Certain Borgata Employees
Borgata reimburses Boyd for compensation paid to employees performing services for Borgata and for out-of-pocket costs and expenses incurred related to travel. Boyd is also reimbursed for various payments made on Borgata's behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to Boyd for these types of expenditures paid by Boyd were $0.3 million and $0.9 million at December 31, 2011 and 2010, respectively. Reimbursable expenditures were $10.0 million, $9.1 million and $7.4 million for each of the years ended December 31 2011, 2010 and 2009, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.
Borgata Ground Leases
Borgata entered into a series of ground lease agreements with MGM totaling 19.6 acres that provides the land on which Borgata's existing employee parking garage, public space expansion, rooms expansion, modified surface parking lot and proposed alternative parking structure reside. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party upon 30 days written notice. Borgata did not have any amounts due to MGM for these types of expenditures at either December 31, 2011 or 2010. On November 4, 2010, MGM sold the land comprising the employee parking garage, public space expansion, rooms expansion and proposed alternative parking structure. Related rent incurred was $5.1 million, $5.4 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Pursuant to the ground lease agreements, Borgata is responsible for reimbursing the land owner for related property taxes paid on its behalf. Borgata did not have any amounts due to MGM or the new land owner for these types of expenditures at either December 31 2011 or 2010. Related property tax incurred was $14.0 million, $12.9 million and $12.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

NOTE 24. REVISION TO CONSOLIDATED FINANCIAL STATEMENTS
In preparing the consolidated financial statements for the year ended December 31, 2011, the Company discovered an immaterial error that impacted the previously issued consolidated financial statements as of and for the year ended December 31, 2010. The error related to a misclassification in the financial statements of LVE, the variable interest entity that we were required to consolidate during the year ended December 31, 2010. The financial statements of LVE have subsequently been restated, the revisions to which were considered in the correction of this error in our consolidated financial statements. We improperly reported LVE's interest costs as a capitalized asset, when the related costs should have been expensed due to its suspension of related construction activities.

The Company assessed the materiality of this error on both a quantitative and qualitative basis, and determined that the error was immaterial to previously reported amounts as reported in the consolidated financial statements and notes thereto, for the year ended December 31, 2010. The revision of the previously issued financial statements resulted in minor impacts on certain line items in our consolidated balance sheet, statements of operations, changes in stockholders' equity and cash flows, yet had no impact on net income attributable to Boyd Gaming Corporation or retained earnings as previously reported.

Accordingly, the Company has reconciled the impact of the differences below on the consolidated balance sheet, consolidated statements of operations, changes in stockholders' equity, and cash flows as of and for the year ended December 31, 2010. These adjustments did not have any impact on our quarterly consolidated financial statements, issued prior to the original filing; however, the Company will prospectively revise its consolidated financial statements and notes thereto, in future filings, to the extent the December 31, 2010 period is therein presented.

A summary of the revisions to the consolidated financial statements for the year ended December 31, 2010 is as follows:

Condensed Consolidated Balance Sheet
as of December 31, 2010

	As of December 31, 2010
	As Previously Reported	Adjustment	As Revised
		(In thousands)
Condensed Consolidated Balance Sheet
ASSETS
Current assets	$279,639	$946	$280,585
Property, plant and equipment, net	3,383,371	—	3,383,371
Assets held for development	1,119,403	(32,559)	1,086,844
Debt financing costs, net	34,993	—	34,993
Other assets	871,883	(815)	871,068
Total Assets	$5,689,289	$(32,428)	$5,656,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$610,905	$(220,570)	$390,335
Other liabilities	3,683,641	221,516	3,905,157

Boyd Gaming Corporation stockholders' equity	1,189,205	—	1,189,205
Noncontrolling interests	205,538	(33,374)	172,164
Total liabilities and stockholders' equity	$5,689,289	$(32,428)	$5,656,861

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidated Statement of Operations
for the year ended December 31, 2010

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
		(In thousands)
Condensed Consolidated Statement of Operations
Maintenance and utilities expense	$146,143	$(5,421)	$140,722

Operating income	$183,938	$5,421	$189,359

Interest expense, net of amounts capitalized	$168,699	$11,859	$180,558

Total other expense, net	$157,014	$11,859	$168,873

Income (loss) before income taxes	$26,924	$(6,438)	$20,486

Net income (loss)	$18,688	$(6,438)	$12,250
Net income attributable to noncontrolling interests	(8,378)	6,438	(1,940)
Net income (loss) attributable to Boyd Gaming Corporation	$10,310	$—	$10,310

Condensed Consolidated Statement of Stockholders' Equity
for the year ended December 31, 2010

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
		(In thousands)
Condensed Consolidated Statement of Stockholders' Equity
Noncontrolling interest in Borgata	$219,256	$—	$219,256
Noncontrolling interest in variable interest entity - LVE	(5,340)	(39,812)	(45,152)
Net income attributable to noncontrolling interests	(8,378)	6,438	(1,940)
Noncontrolling interests	$205,538	$(33,374)	$172,164

Total stockholders' equity	$1,394,743	(33,374)	$1,361,369

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Condensed Consolidated Statement of Cash Flows
for the year ended December 31, 2010

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
		(In thousands)
Condensed Consolidated Statement of Cash Flows
Cash Flows from Operating Activities
Net Income	$18,688	$(6,438)	$12,250
Amortization of debt financing costs	4,117	1,252	5,369
Net cash provided by operating activities	285,070	(15,679)	269,391

Cash Flows from Investing Activities
Capital expenditures	$(87,477)	11,519	(75,958)
Other investing activities	(1,199)	3,345	2,146
Net cash used in investing activities	(63,741)	14,864	(48,877)

Cash Flows from Financing Activities
Debt issuance cost, net	$(27,872)	$815	$(27,057)
Net cash used in financing activities	(168,908)	815	(168,093)

Net increase in cash and cash equivalents	52,421	—	52,421
Cash and cash equivalents, beginning of period	93,202	—	93,202
Cash and cash equivalents, end of period	$145,623	$—	$145,623

Assets and Liabilities Recorded (net of cash received) Due to Consolidation of Variable Interest Entity
Accounts receivable	$164	$1,187	$1,351
Assets held for development	183,016	(19,210)	163,806
Debt financing costs, net	8,509	(4,862)	3,647
Restricted investments	46,679	1,489	48,168
Total assets	$238,368	$(21,396)	$216,972
Accounts payable	$290	$(103)	$393
Accrued liabilities	1,296	(256)	1,040
Obligations of variable interest entity	226,162	16,897	243,059
Other liabilities	16,920	2,984	19,904
Noncontrolling interests	(6,259)	(40,833)	(47,092)
Total liabilities and stockholders' equity	$238,409	$(21,311)	$217,304

NOTE 25. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2011. During this period, we did not identify any subsequent events, the effects of which would require adjustment to our financial position or results of operations as of and for the year ended December 31, 2011.

2. Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3. Exhibits.

Exhibit
Number	Description of Exhibit	Method of Filing

2.1
Purchase Agreement, entered into as of June 5, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, as Shareholder Representative With Respect to Dania Jai-alai
Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

2.2	Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among the Registrant, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on October 31, 2006.

2.3	Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc.	Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

2.4
Letter Agreement entered into as of February 26, 2007, by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc. amending that certain Agreement for Exchange of Assets and Joint Escrow Instructions previously entered into by and between the parties as of September 29, 2006
Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

2.5
Letter Agreement entered into as of August 11, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006
Incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

2.6**	Second Amendment to the Purchase Agreement entered into as of February 16, 2007, by and among the Registrant, the Aragon Group and the other parties thereto	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

2.7	Third Amendment to the Purchase Agreement and Promissory Note related thereto entered into as of January 15, 2009, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto	Incorporated by reference to Exhibit 2.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

3.1	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 14, 2008.

3.2	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

4.1
Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note
Incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.

4.2
Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note
Incorporated by reference to Exhibit 4.10 of the Registrant's Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003.

4.3
Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein
Incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004.

4.4	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.4 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005.

4.5	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.5 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005.

4.6	Form of Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.6 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005.

4.7
Indenture (including form of Subordinated Debt Securities) with respect to Subordinated Debt Securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee
Incorporated by reference to Exhibit 4.9 of the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2006.

4.8
First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee
Incorporated by reference to Exhibit 4.10 of the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2006.

4.9	Lender Joinder Agreement, dated November 2, 2011, among The Company, Bank of America, N.A., as the Administrative Agent, and Bank of America, N.A., as the Increasing Lender	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2011.

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow
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

10.5	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

10.6	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley
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

10.8	Form of Indemnification Agreement	Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

10.9*	1993 Flexible Stock Incentive Plan and related agreements	Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

10.10*	1993 Directors Non-Qualified Stock Option Plan, as amended	Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

10.11*	1993 Employee Stock Purchase Plan and related agreement	Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

10.12	401(k) Profit Sharing Plan and Trust
Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

10.13*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000.

10.14*	1996 Stock Incentive Plan (as amended on May 25, 2000)	Incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.15	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000	Incorporated by reference to Exhibit 10.36 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.16	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000	Incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.17*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.18*	Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan	Incorporated by reference to Exhibit 10.37 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.20*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.21*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.23*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.24*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.25*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.26	Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino)
Incorporated by reference to an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996.

10.27*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.28*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.29	Joint Venture Agreement dated as of January 3, 2006, between Morgans/LV Investment LLC, Echelon Resorts Corporation and for limited purposes, the Registrant and Morgans Hotel Group, L.L.C.	Incorporated by reference to Exhibit 10.51 of the Registrant's Current Report on Form 8-K filed with the SEC on January 3, 2006.

10.30*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.31*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.32*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.33*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.34	First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated May 15, 2006	Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.35	Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans LV Investment LLC and Echelon Resorts Corporation, Dated June 30, 2008	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on July 1, 2008.

10.36	Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans LV Investment LLC and Echelon Resorts Corporation, Dated September 23, 2008	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on September 25, 2008.

10.37	Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006	Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.38
First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A., as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A., as the Syndication Agent and Swing Line Lender, and Citibank, N.A., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Wachovia Bank, National Association, as Co-Documentation Agents
Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.39
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

10.4	Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.41	Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.42*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.43*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.44*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.45*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.46	Periodic Fee Agreement, entered into as of March 4, 2011, by and amongst Echelon Resorts LLC and LVE Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 2011.

10.47	Agreement for Purchase and Sale, dated June 15, 2011, amongst the Company, Imperial Palace of Mississippi, LLC and Key Largo Holdings, LLC	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2011.

10.48
First Amendment to Credit Agreement, dated November 11, 2011, among Marina District Finance Company, Inc., as the Borrower, Marina District Development Company, LLC, together with the Borrower as the Credit Parties, certain commercial lending institutions as the Lenders and Wells Fargo Bank National Association, as the Administrative Agent
Filed electronically herewith

10.49	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Filed electronically herewith

21.1	Subsidiaries of the Registrant.	Filed electronically herewith

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1	Governmental Gaming Regulations.	Filed electronically herewith
________________________________
*    Management contracts or compensatory plans or arrangements/
**    Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2012.

BOYD GAMING CORPORATION

By:	/s/ Ellie J. Bowdish
Ellie J. Bowdish
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith, Josh Hirsberg and Ellie J. Bowdish, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	March 7, 2012
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	March 7, 2012
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 7, 2012
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Senior Vice President, Chief Financial Officer and Treasurer	March 7, 2012
Josh Hirsberg

/s/ ELLIE J. BOWDISH	Vice President and Chief Accounting Officer	March 7, 2012
Ellie J. Bowdish	(Principal Accounting Officer)

/s/ ROBERT L. BOUGHNER\	Executive Vice President,	March 7, 2012
Robert L. Boughner	Chief Business Development Officer and Director

/s/ WILLIAM R. BOYD	Vice President and Director	March 7, 2012
William R. Boyd

/s/ RICHARD FLAHERTY	Director	March 7, 2012
Richard Flaherty

/s/ THOMAS V. GIRARDI	Director	March 7, 2012
Thomas V. Girardi

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 7, 2012
Maj. Gen. Billy McCoy Ret. USAF

/s/ FREDERICK J. SCHWAB	Director	March 7, 2012
Frederick J. Schwab

/s/ CHRISTINE J. SPADAFOR	Director	March 7, 2012
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	March 7, 2012
Peter M. Thomas

/s/ VERONICA J. WILSON	Director	March 7, 2012
Veronica J. Wilson