Form 10-Q
period 2012-03-31
BOYD GAMING CORP
filed 2012-05-04
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012
Common stock, $0.01 par value	86,588,933

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 7, 2012.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2012 and December 31, 2011
______________________________________________________________________________________________________

	March 31,	December 31,
	2012	2011
	(In thousands except per share data)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$156,714	$178,756
Restricted cash	14,047	15,753
Accounts receivable, net	57,086	58,589
Inventories	16,924	17,493
Prepaid expenses and other current assets	47,560	47,465
Income taxes receivable	2,361	3,268
Deferred income taxes	18,545	21,570
Total current assets	313,237	342,894
Property and equipment, net	3,525,904	3,542,108
Assets held for development	1,090,028	1,089,819
Debt financing costs, net	30,047	32,099
Restricted investments held by variable interest entity	21,367	21,367
Other assets, net	66,545	67,173
Intangible assets, net	572,712	574,018
Goodwill, net	213,576	213,576
Total assets	$5,833,416	$5,883,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$53,393	$43,230
Accounts payable	78,890	98,015
Accrued liabilities	314,748	295,459
Income taxes payable	5,877	5,630
Non-recourse obligations of variable interest entity	30,605	29,686
Total current liabilities	483,513	472,020
Long-term debt, net of current maturities	3,271,502	3,347,226
Deferred income taxes	385,611	379,958
Other long-term tax liabilities	42,379	45,598
Other liabilities	71,724	71,193
Non-recourse obligations of variable interest entity	192,730	192,980
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,588,933 and 86,572,098 shares outstanding	863	863
Additional paid-in capital	647,137	644,174
Retained earnings	562,907	557,055
Total Boyd Gaming Corporation stockholders’ equity	1,210,907	1,202,092
Noncontrolling interest	175,050	171,987
Total stockholders’ equity	1,385,957	1,374,079
Total liabilities and stockholders’ equity	$5,833,416	$5,883,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$535,748	$481,935
Food and beverage	106,132	92,077
Room	65,997	56,591
Other	35,832	33,031
Gross revenues	743,709	663,634
Less promotional allowances	110,626	98,688
Net revenues	633,083	564,946
COST AND EXPENSES
Operating costs and expenses:
Gaming	248,955	226,609
Food and beverage	54,078	47,568
Room	14,135	12,821
Other	26,061	26,239
Selling, general and administrative	109,717	95,788
Maintenance and utilities	38,763	37,415
Depreciation and amortization	50,014	50,584
Corporate expense	12,871	13,280
Preopening expenses	1,660	1,831
Other operating charges, net	247	4,707
Total operating costs and expenses	556,501	516,842
Operating income	76,582	48,104
Other expense (income):
Interest income	(4)	(5)
Interest expense, net	63,828	57,291
Fair value adjustment of derivative instruments	—	217
Gain on early retirements of debt	—	20
Total other expense, net	63,824	57,523
Income (loss) before income taxes	12,758	(9,419)
Income taxes	(6,283)	3,108
Net income (loss)	6,475	(6,311)
Net (income) loss attributable to noncontrolling interest	(623)	2,790
Net income (loss) attributable to Boyd Gaming Corporation	$5,852	$(3,521)
Basic net income (loss) per common share:	$0.07	$(0.04)
Weighted average basic shares outstanding	87,530	87,157
Diluted net income (loss) per common share:	$0.07	$(0.04)
Weighted average diluted shares outstanding	87,987	87,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Net income (loss)	$6,475	$(6,311)
Other comprehensive income, net of tax:
Fair value of derivative instruments	2,440	4,973
Other comprehensive income	2,440	4,973
Comprehensive income (loss)	8,915	(1,338)
Less: comprehensive income attributable to noncontrolling interest	2,440	1,265
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$6,475	$(2,603)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the three months ended March 31, 2012
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-in	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Interest	Equity
	(In thousands, except per share data)
	(Unaudited)
Balances, January 1, 2012	86,572,098	$863	$644,174	$557,055	$171,987	$1,374,079
Net income	—	—	—	5,852	623	6,475
Comprehensive income attributable to noncontrolling interest	—	—	—	—	2,440	2,440
Stock options exercised	16,835	—	117	—	—	117
Tax effect from share-based compensation arrangements	—	—	(270)	—	—	(270)
Share-based compensation costs	—	—	3,116	—	—	3,116
Balances, March 31, 2012	86,588,933	$863	$647,137	$562,907	$175,050	$1,385,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$6,475	$(6,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,014	50,584
Amortization of debt financing costs	3,150	2,031
Amortization of discounts on senior secured notes	889	786
Share-based compensation expense	3,116	3,813
Deferred income taxes	8,679	(4,214)
Noncash asset write-downs	42	4,707
Gain on early retirements of debt	—	20
Other operating activities	3,486	2,808
Changes in operating assets and liabilities:
Restricted cash	1,706	2,759
Accounts receivable, net	779	2,882
Inventories	570	1,459
Prepaid expenses and other current assets	(94)	5,500
Income taxes receivable	908	220
Other long-term tax assets	57	122
Other assets, net	208	(1,088)
Accounts payable and accrued liabilities	(11)	12,692
Income taxes	248	(61)
Other long-term tax liabilities	(3,219)	927
Other liabilities	485	(2,291)
Net cash provided by operating activities	77,488	77,345
Cash Flows from Investing Activities
Capital expenditures	(32,796)	(20,858)
Decrease in restricted investments	—	88
Other investing activities	28	—
Net cash used in investing activities	(32,768)	(20,770)
Cash Flows from Financing Activities
Borrowings under bank credit facility	134,800	35,900
Payments under bank credit facility	(184,425)	(35,900)
Borrowings under Borgata bank credit facility	182,900	51,500
Payments under Borgata bank credit facility	(200,600)	(83,700)
Debt financing costs, net	(44)	(511)
Proceeds from issuance of non-recourse debt	919	4,428
Payments on loans to variable interest entity's members	(250)	(79)
Other financing activities	(62)	12
Net cash used in financing activities	(66,762)	(28,350)
Change in cash and cash equivalents	(22,042)	28,225
Cash and cash equivalents, beginning of period	178,756	145,623
Cash and cash equivalents, end of period	$156,714	$173,848

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$49,173	$49,889
Cash paid (received) for income taxes, net	(137)	35
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$6,311	$3,983
Fair value adjustment on derivative instruments	—	5,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, that operates our Hawaiian charter and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. Results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate significant marketing efforts on gaming customers from Hawaii.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida.

Echelon Development
Additionally, we own 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of March 31, 2012, the results of our operations for the three months ended March 31, 2012 and 2011, and our cash flows for the three months ended March 31, 2012 and 2011. The condensed consolidated balance sheet as of March 31, 2012 is unaudited; however the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three months ended March 31, 2012 and 2011, and our cash flows for the three months ended March 31, 2012 and 2011, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries.

Acquisition of IP
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

In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011; its results of operations and cash flows are consolidated in our statements of operations and cash flows for the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, approximately $1.42 billion and $1.44 billion, respectively, of our consolidated total assets are related to Borgata.

Additionally, the financial position of LVE is consolidated in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and its results of operations and cash flow are included in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011. At March 31, 2012, and December 31, 2011, approximately $190.6 million and $189.9 million, respectively, of our consolidated total assets related to LVE, however, certain of these assets, approximating $163.8 million at both respective dates are pledged as security on LVE's outstanding construction loan advances, and an additional $21.4 million of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.

Consolidation of Borgata
The financial position of Borgata is included in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011; its results of operations and cash flows are included in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011.

Consolidation of LVE
We presently believe that substantially all activities of our variable interest in an energy and sales agreement ("ESA") with Las Vegas Energy Partners, LLC ("LVE") are presently performed for our benefit. Pursuant to the terms of the ESA, we are obligated to purchase substantially all of its thermal output at a fixed and variable pricing arrangement that protects LVE from commodity risk. This agreement is long-term in duration, terming for 25 years from the commencement of the commercial operations of Echelon. Additionally, during the period of suspension, we are obligated to pay fees to LVE to subsidize the holding costs of the facility. We have a fixed price put option to purchase the assets of LVE, but have no future obligation to absorb any operating losses or otherwise provide financial support, except as contractually provided as described above. We do not hold any equity interest in LVE and have not guaranteed any of its outstanding debt obligations, nor would such debt have recourse to any of our

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

lenders, note holders or general creditors. However, accounting guidance requires us to consolidate LVE for financial statement purposes. Thus, the financial position of LVE is consolidated in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and its results of operations and cash flow are included in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011.

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

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the three months ended March 31, 2012 was $0.4 million. There was no interest capitalized during the three months ended March 31, 2011.
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
Intangible Assets
Intangible assets include customer relationships, favorable lease rates, development agreements, gaming license rights and trademarks.

Amortizing Intangible Assets
Customer relationships represent the value of repeat business associated with our customer loyalty programs. These intangible assets are being amortized on an accelerated method over their approximate useful life. Favorable lease rates represent the amount

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

by which acquired lease rental rates are favorable to market terms. These favorable lease values are amortized over the remaining lease term, primarily on leasehold land interests, originally ranging in duration from 41 to 52 years. Development agreements are contracts between two parties establishing an agreement for development of a product or service. These agreements are amortized over the respective cash flow period of the related agreement.

Indefinite-Lived Intangible Assets
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

In January 2012, the Company adopted accounting guidance simplifying how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step of the goodwill impairment test. If it is determined the fair value of a reporting unit is less than its carrying amount, then the entity must perform the test to measure the amount of the impairment loss, if any. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

Long-Term Debt, Net
Long-term debt is reported at amortized cost. The discount on the senior secured notes and the transaction costs paid to the initial purchasers upon issuance of the senior and senior secured notes are recorded as an adjustment to the face amount of our outstanding debt. This resulting difference between the net proceeds upon issuance of the senior and senior secured notes and the face amount of the senior and senior secured notes is accreted to interest expense using the effective interest method over the related time of the senior or senior subordinated notes.

Noncontrolling Interest
Noncontrolling interests includes the portion of the ownership in Borgata not directly attributable to Boyd Gaming Corporation, as well as the ownership of LVE, none of which is attributable to Boyd Gaming Corporation, and is reported as a separate component of our stockholders' equity in our condensed consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At March 31, 2012 and December 31, 2011, noncontrolling interests are comprised of: (i) the 50% interest in Borgata, held by the Divestiture Trust for the economic benefit of MGM; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity, which is consolidated in our condensed financial statements, but in which we hold no equity interest.

Revenue Recognition
Gaming revenue represents the net win from gaming activities, which is the aggregate difference between gaming wins and losses. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gross gaming revenues. Race revenue recognition criteria are met at the time the results of the event are official.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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
The amounts included in promotional allowances for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Rooms	$34,682	$30,104
Food and beverage	48,298	42,494
Other	27,646	26,090
Total promotional allowances	$110,626	$98,688

The estimated costs of providing such promotional allowances for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Rooms	$14,827	$13,073
Food and beverage	44,851	38,485
Other	5,806	3,797
Total cost of promotional allowances	$65,484	$55,355

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense on the condensed consolidated statements of operations. These taxes totaled approximately $71.3 million and $63.8 million for the three months ended March 31, 2012 and 2011, respectively.

Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, consisted of the following amounts:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Earnings per share:
Basic weighted average shares outstanding	87,530	87,157
Potential dilutive effect	457	—
Diluted weighted average shares outstanding	87,987	87,157

Due to the net loss for the three months ended March 31, 2011, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted earnings per share. Anti-dilutive options totaling 8.1 million have been excluded from the computation of diluted earnings per share as these shares were out of the money during the three months ended March 31, 2012.

Comprehensive Income
In January 2012, the Company adopted guidance requiring the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying condensed consolidated statements of comprehensive income. The cumulative balance of other comprehensive income consists solely of fair value adjustments related to hedged derivative instruments.

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

NOTE 2.    ASSET ACQUISITIONS
IP Casino Resort Spa
Overview
On October 4, 2011, we consummated the acquisition of the IP in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million. The business combination resulted in the recording of a bargain purchase gain of approximately $4.6 million, due to the excess fair value of net identifiable assets over the total consideration. The bargain purchase gain was reported in other income in our consolidated statement of operations during the year ended December 31, 2011.

The IP is one of the premier resorts on the Mississippi Gulf Coast. Completely remodeled in 2005, the property features nearly 1,100 hotel rooms and suites; a 70,000-square-foot casino with 1,900 slot machines and 62 table games; 73,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including Thirty-Two, a steak and seafood restaurant, and Tien, an upscale Asian restaurant, both AAA Four Diamond-recognized.

In addition to this total consideration, the Company is in the process of performing certain capital improvement projects with

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

respect to the property at an estimated cost of $44 million. Pursuant to the terms of the agreement, to the extent that the costs of the capital improvements exceed the original cost estimate, the Company will be solely responsible for the additional costs; however, to the extent that costs are less than the original cost estimate, the Company is obligated to pay the seller an amount equal to one-half of the difference between the actual costs and the original estimated costs. The Company has not recorded any contingent consideration as a result; however, as it is presently likely that these capital improvements will require the entire $44 million spend. As of March 31, 2012, the Company has incurred $3.3 million in capital improvement expenditures related to these projects.

Condensed Statement of Operations
The following supplemental information presents the financial results of IP included in the Company's consolidated statement of operations for the three months ended March 31, 2012.

Three Months Ended
March 31, 2012
(In thousands)
Condensed Statement of Operations
Net revenues	$49,011

Operating income	$7,839

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

March 31, 2012
(In thousands)
Assets acquired:
Intangible value of Development Agreement	$21,373
Note receivable from Tribe (at present value)	3,077
Purchase price	$24,450

Other than the obligation under the Development Agreement to develop the gaming facility, there were no liabilities assumed in connection with the acquisition of the LLC. In addition to approximately $4.5 million expended by the prior owners of the LLC related to pre-development efforts, we are obligated to fund certain pre-development costs, which are estimated to be approximately $1 million to $2 million annually, for the next several years. These costs are reimbursable to us with future cash flows from the operations of the gaming facility and are evidenced by a note receivable from the Tribe. As of March 31, 2012, we have not funded any pre-development costs.

NOTE 3.    CONSOLIDATION OF CERTAIN INTERESTS
Controlling Interest
Borgata Hotel Casino and Spa
Overview
The Company and MGM Resorts International ("MGM") each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

Effective Change in Control
In connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, on March 24, 2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM's participating rights in the operation of Borgata, we effectively obtained control of Borgata.

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

Bargain Purchase Gain
The fair valuation resulted in the recording of a bargain purchase gain, due to the excess fair value of Borgata over the historical basis of our equity interest in Borgata. Recorded in other operating charges, net on the condensed consolidated statement of operations, this gain was recorded as a cumulative adjustment during the three months ended March 31, 2011.

The gain was computed as follows:

Bargain Purchase Gain
(In thousands)
Fair value of controlling equity interest	$397,931
Carrying value of equity investment in Borgata	397,622
Bargain purchase gain	$309

The fair value of our controlling interest included a $72.4 million control premium, which was reflected in the fair value of the enterprise, and included in the calculation of the bargain purchase gain. A control premium of 10% was applied to the enterprise value members' equity, excluding interest bearing debt, to calculate an indicated value of equity on a controlling basis. While the value of control is somewhat below prevailing market rates, we believe the control premium reflects the value of our influence, mitigated by only a 50% interest and return.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Variable Interest
LVE Energy Partners, LLC
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

The effects of the consolidation of LVE on our financial position as of March 31, 2012 and December 31, 2011, and its impact on our results of operations for the three months ended March 31, 2012 and 2011 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations are presented below.

The primary impact on our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	March 31, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$310,305	$2,932	$—	$313,237
Property and equipment, net	3,525,904	—	—	3,525,904
Assets held for development	926,222	163,806	—	1,090,028
Debt financing costs, net	27,519	2,528	—	30,047
Restricted investments	—	21,367	—	21,367
Other assets	66,545	—	—	66,545
Intangible assets, net	572,712	—	—	572,712
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,642,783	$190,633	$—	$5,833,416

LIABILITIES
Current maturities of long-term debt	$53,393	$—	$—	$53,393
Accounts payable	78,824	66	—	78,890
Accrued and other liabilities	313,883	865	—	314,748
Non-recourse obligations of variable interest entity	—	30,605	—	30,605
Long-term debt, net of current maturities	3,271,502	—	—	3,271,502
Deferred income taxes	385,611	—	—	385,611
Long-term tax and other liabilities	106,361	13,619	—	119,980
Non-recourse obligations of variable interest entity	—	192,730	—	192,730

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	647,137	—	—	647,137
Retained earnings	562,907	—	—	562,907
Noncontrolling interest	222,302	(47,252)	—	175,050
Total Liabilities and Stockholders' Equity	$5,642,783	$190,633	$—	$5,833,416

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$340,762	$2,132	$—	$342,894
Property and equipment, net	3,542,108	—	—	3,542,108
Assets held for development	926,013	163,806	—	1,089,819
Debt financing costs, net	29,544	2,555	—	32,099
Restricted investments	—	21,367	—	21,367
Other assets	67,173	—	—	67,173
Intangible assets, net	574,018	—	—	574,018
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,693,194	$189,860	$—	$5,883,054

LIABILITIES
Current maturities of long-term debt	$43,230	$—	$—	$43,230
Accounts payable	97,727	288	—	98,015
Accrued and other liabilities	294,578	881	—	295,459
Non-recourse obligations of variable interest entity	—	29,686	—	29,686
Long-term debt, net of current maturities	3,347,226	—	—	3,347,226
Deferred income taxes	379,958	—	—	379,958
Long-term tax and other liabilities	107,377	15,044	—	122,421
Non-recourse obligations of variable interest entity	—	192,980	—	192,980

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	644,174	—	—	644,174
Retained earnings	557,055	—	—	557,055
Noncontrolling interest	221,006	(49,019)	—	171,987
Total Liabilities and Stockholders' Equity	$5,693,194	$189,860	$—	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

The impact on our condensed consolidated statement of operations for the three months ended March 31, 2012 was as follows:

	Three Months Ended March 31, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$35,832	$2,724	$(2,724)	$35,832

COSTS AND EXPENSES
Preopening expenses	4,384	—	(2,724)	1,660

Operating income	$73,861	$2,721	$—	$76,582

Other expense
Interest expenses, net	$60,431	$3,393	$—	$63,824

Income (loss) before income taxes	$13,430	$(672)	$—	$12,758
Income taxes	(6,283)	—	—	(6,283)
Net income (loss)	7,147	(672)	—	6,475
Net (income) loss attributable to noncontrolling interest	(1,295)	672	—	(623)
Net income (loss) attributable to Boyd Gaming Corporation	$5,852	$—	$—	$5,852

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended March 31, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$33,031	$2,641	$(2,641)	$33,031

COSTS AND EXPENSES
Maintenance and utilities	36,518	897	—	37,415
Preopening expenses	4,472	—	(2,641)	1,831

Operating income	$46,360	$1,744	$—	$48,104

Other expense
Interest expense, net	$57,159	$127	$—	$57,286

Income (loss) before income taxes	$(11,036)	$1,617	$—	$(9,419)
Income taxes	3,108	—	—	3,108
Net income (loss)	(7,928)	1,617	—	(6,311)
Net (income) loss attributable to noncontrolling interest	4,407	(1,617)	—	2,790
Net loss attributable to Boyd Gaming Corporation	$(3,521)	$—	$—	$(3,521)

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee is recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it is actually paid to LVE directly on a monthly basis.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Land	$614,697	$614,697
Buildings and improvements	3,520,660	3,513,230
Furniture and equipment	1,204,550	1,185,737
Riverboats and barges	168,273	168,204
Other	43,103	37,368
Total property and equipment	5,551,283	5,519,236
Less accumulated depreciation	2,025,379	1,977,128
Property and equipment, net	$3,525,904	$3,542,108

Depreciation expense for the three months ended March 31, 2012 and 2011 was $48.9 million and $45.8 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Other property and equipment presented in the table above primarily relates to costs capitalized in conjunction with major improvements, including construction in process, that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

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

NOTE 5.    ASSETS HELD FOR DEVELOPMENT
Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Echelon Project Infrastructure
Land	$215,969	$215,969
Construction and development costs	500,996	500,787
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	163,806	163,806
Total assets held for development	$1,090,028	$1,089,819

Echelon Project Infrastructure
At March 31, 2012, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

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

As referenced in Note 11, Commitments and Contingencies, these capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to the ESA entered into between Echelon and LVE.

We evaluate our investment in assets held for development in accordance with the authoritative accounting guidance on impairment or disposal of long lived assets. For a long-lived asset to be held and used, such as these assets under development, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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
We initially performed this evaluation during the year ended December 31, 2009, when the continued suspension was announced, and have reconsidered our assumptions on a regular basis since such date. However, due to the degradation in economic conditions in the intervening period, we re-performed these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our initial cash flow assumptions. The outcome of this evaluation did not result in an impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.0 billion at December 31, 2011. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability.
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
Central Energy Facility
The capitalized construction costs of the central energy facility include labor, materials, construction overhead and capitalized interest, all of which has been directly incurred by LVE. Depreciation is generally recorded on a straight line basis over useful lives of property ranging from 5 to 50 years, but has not commenced on the components of the facility, as it has not been placed into service. The costs of repairs, maintenance, including planned major maintenance activities and minor replacements of property are charged to maintenance expense as incurred.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

These assets are tested for recoverability whenever events or changes in circumstances indicate that such amounts may be recoverable. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There was no identified impairment of these assets during the years ended December 31, 2011.

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 8, Non-recourse Obligations of Variable Interest Entity.

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2012
	Weighted	Gross		Cumulative
	Average	Carrying	Cumulative	Impairment	Intangible
	Life	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	3.9 years	$17,700	$(11,071)	$—	$6,629
Favorable lease rates	43.8 years	45,370	(8,086)	—	37,284
Development agreement	10.0 years	21,373	—	—	21,373
		84,443	(19,157)	—	65,286

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
March 31, 2012		$793,329	$(53,117)	$(167,500)	$572,712

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2011
	Weighted	Gross		Cumulative
	Average	Carrying	Cumulative	Impairment	Intangible
	Life	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	3.7 years	$17,700	$(10,026)	$—	$7,674
Favorable lease rates	43.8 years	45,370	(7,825)	—	37,545
Development agreement	10 years	21,373	—	—	21,373
		84,443	(17,851)	—	66,592

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
December 31, 2011		$793,329	$(51,811)	$(167,500)	$574,018

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

Development Agreements
Development agreements are contracts between two parties establishing an agreement for development of a product or service. The value of development agreements are determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The fair value of the development agreement is determined at an amount equal to the present value of the incremental cash flows attributable only to future development revenue, discounted to the present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant assumptions: future development revenues; general and administrative expenses; and discount rate. The projections are modeled for a ten year period, representing the cash flow earnings period pursuant to the development agreement.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

Activity For the Three Months Ended March 31, 2012 and 2011
The following table sets forth the changes in these intangible assets during the three months ended March 31, 2012 and 2011:

	Customer Relationships		Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Three Months Ended March 31, 2012
Balance, December 31, 2011	$7,674		$37,545	$21,373	$136,000	$371,426	$574,018
Additions	—		—	—	—	—	—
Impairments	—		—	—	—	—	—
Amortization	(1,045)		(261)	—	—	—	(1,306)
Balance, March 31, 2012	$6,629		$37,284	$21,373	$136,000	$371,426	$572,712

Three Months Ended March 31, 2011
Balance, December 31, 2010	$14,000		$38,588	$—	$115,700	$371,426	$539,714
Additions	—		—	—	—	—	—
Impairments	—		—	—	(5,000)	—	(5,000)
Amortization	(5,698)	—	(261)	—	—	—	(5,959)
Balance, March 31, 2011	$8,302		$38,327	$—	$110,700	$371,426	$528,755

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining two-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.8 years. Future amortization is as follows:

	Customer Relationships	Favorable Lease Rates	Development Agreement	Total
	(In thousands)
For the year ending December 31,
2012 (remainder)	$4,038	$782	—	$4,820
2013	2,591	1,043	—	3,634
2014	—	1,043	1,053	2,096
2015	—	1,043	2,401	3,444
2016	—	1,043	2,689	3,732
Thereafter	—	32,330	15,230	47,560
	$6,629	$37,284	21,373	$65,286

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test.

Impairment Testing
Intangible assets include gaming license rights, trademarks and customer lists. Indefinite lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.

Interim Testing
During the first quarter of 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test. Having performed an initial interim impairment test related to the Borgata trademark during the first quarter of 2011, we have established the first quarter as its prospective annual impairment test date as well, and we performed an interim impairment test over the Borgata trademark at January 1, 2012.

Our analyses consisted of a valuation of the Borgata trademark, using the relief from royalty method, as discussed above. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test consisted of a comparison of the fair value of trademark with its carrying amount. As a result of the impairment test, we did not record any impairment in the first quarter of 2012 and recorded a $5.0 million impairment in the first quarter of 2011, representing the amount by which the carrying amount exceeded its fair value.
Gaming license rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. If our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. As a result of such test, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.
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

NOTE 7.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Payroll and related expenses	$84,098	$80,720
Interest	48,645	41,344
Gaming liabilities	76,940	76,591
Accrued expenses and other liabilities	105,065	96,804
Total accrued liabilities	$314,748	$295,459

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

NOTE 8.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt of LVE and is comprised of the following:

	March 31	December 31,
	2012	2011
	(In thousands)
Non-recourse obligations of variable interest entity, current:
Notes payable to members	$30,605	$29,686

Non-recourse obligations of variable interest entity, long-term:
Construction and term loan facility	$119,730	$119,980
Tax-exempt variable rate bonds	73,000	73,000
	192,730	192,980
	$223,335	$222,666

Assets serving as collateral for these debt obligations, primarily consist of certain assets held for development, with a carrying value of $163.8 million at both March 31, 2012 and December 31, 2011, and restricted investments of $21.4 million at both March 31, 2012 and December 31, 2011. The condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 include losses of $0.7 million and income of $1.6 million, respectively, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 reflect $0.5 million and $2.4 million of net operating cash outflows, respectively, related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $119.7 million and $120.0 million were outstanding at March 31, 2012 and December 31, 2011, respectively. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. The original loan maturities were as follows: $4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Events of Default
The central energy center and district energy system are being financed by LVE with debt that is non-recourse to us. The outstanding balance of LVE's bank debt is $192.7 million and $193.0 million consisting of borrowing under the construction and term loan facility of $119.7 million and $120.0 million, and outstanding tax-exempt bonds of $73.0 million and $73.0 million, as of March 31, 2012 and December 31, 2011, respectively.

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

NOTE 9.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

	March 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,583,125	$(6,264)	$(4,027)	$1,572,834
9.125% senior notes due 2018	500,000	—	(8,247)	491,753
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	10,893	—	—	10,893
	$2,550,436	$(6,264)	$(12,274)	$2,531,898

Borgata Debt:
Bank credit facility	$22,500	$—	$—	$22,500
9.50% senior secured notes due 2015	398,000	(3,093)	(7,262)	387,645
9.875% senior secured notes due 2018	393,500	(2,303)	(8,345)	382,852
	$814,000	$(5,396)	$(15,607)	$792,997
Less current maturities	53,393	—	—	53,393
Long-term debt, net	$3,311,043	$(11,660)	$(27,881)	$3,271,502

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2011
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,632,750	$(4,318)	$(6,717)	$1,621,715
9.125% senior notes due 2018	500,000	—	(8,556)	491,444
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,071	—	—	11,071
	$2,600,239	$(4,318)	$(15,273)	$2,580,648

Borgata Debt:
Bank credit facility	$40,200	$—	$—	$40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808
Less current maturities	43,230	—	—	43,230
Long-term debt, net	$3,388,709	$(9,955)	$(31,528)	$3,347,226

Boyd Gaming Corporation Debt
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
The blended interest rate for outstanding borrowings under our Amended Credit Facility was 4.2% at both March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, approximately $1.58 billion was outstanding under our Amended Credit Facility, with $15.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $175.8 million.

The amounts outstanding under the Amended Credit Facility are comprised of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$765,000	$807,000
Initial Term Loan	468,750	475,000
Incremental Term Loan	335,334	338,965
Swing Loan	3,750	750
	$1,572,834	$1,621,715

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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
Pursuant to its terms, the Incremental Term Loan amortizes in an annual amount equal to 5.0% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Incremental Term Loan is a Eurodollar Rate Loan, (as defined in the Amended Credit Facility), the Incremental Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Incremental Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest period plus 3.75%.
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

Financial and Other Covenants
The Amended Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Amended Credit Facility in connection with certain

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio (all capitalized terms in this section are defined in our Amended Credit Facility) is calculated as (a) twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.
The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA. Presently, and through September 30, 2012, our maximum Total Leverage Ratio is set at 7.50 to 1.00 until June 29, 2012. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low of 5.50 to 1.00 at March 15, 2015 through the duration of the term.
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently our Maximum Secured Leverage Ratio is set at 4.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the minimum ratio decreases to a low of 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at March 31, 2012, we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at March 31, 2012, were 2.57 to 1.00, 6.50 to 1.00 and 4.03 to 1.00, respectively.

At March 31, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 16.2% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at March 31, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that a 10.6% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at March 31, 2012, assuming our current level of interest expense remains constant, we estimate that a 22.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

Debt Financing Costs
In November 2011, we repaid the amounts outstanding under the Non-Extended Revolving Facility, with proceeds from the issuance of the Incremental Term Loan. The unamortized deferred loan fees remaining on that borrowing in the amount of approximately $0.4 million were recorded in interest expense during the three months ended March 31, 2012. Additionally, in conjunction with the Amended Credit Facility and the subsequent issuance of the Incremental Term Loan, we incurred approximately $13.9 million and $20.6 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at March 31, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2012. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, and principal repayment of our 9.125% senior notes due on December 1, 2018.

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

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the "Borgata bank credit facility Amendment") among MDFC, MDDC, certain other financial institutions (each a "Lender", and collectively the "Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The terms of the Borgata bank credit facility modifies certain terms of the Borgata bank credit facility among Borgata, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The Borgata bank credit facility Amendment: (i) reduces the aggregate commitments under the Borgata bank credit facility to a

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

At March 31, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $22.5 million, which bore an interest rate of 4.4%. Contractual availability under the Borgata bank credit facility, as amended, at March 31, 2012 was $52.5 million.
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA, which, at March 31, 2012, was $166.9 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the three months ended March 31, 2012, we did not incur any incremental debt financing costs and incurred approximately $0.4 million during the three months ended March 31, 2011, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2012.

At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At March 31, 2012, the effective interest rate on the 9.50% notes due 2015 notes and the 10.2% notes due 2018 was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At March 31, 2012, the outstanding balance under the amended credit facility was $22.5 million leaving contractual availability of $52.5 million.

NOTE 10.     DERIVATIVE INSTRUMENTS
We have utilized derivative instruments to manage interest rate risk.

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

Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. During the three months ended March 31, 2011, we designated certain interest rate swaps as cash flow hedges.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Classification of Changes in Fair Value
The effect of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2011 was as follows (in thousands):

		Location of Gain	Gain (Loss)
		(Loss) Reclassified	Reclassified
	Gain Recognized in	from AOCI	from AOCI
Derivatives in a Cash Flow Hedging Relationship -	OCI on Derivative	into Income	Into Income
Interest Rate Swap Contracts	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three Months Ended
March 31, 2011	$5,761	Interest expense	$(5,761)

		Location of Gain	Gain (Loss)
		(Loss) Reclassified	Reclassified
	Gain Recognized in	from AOCI	from AOCI
Derivatives in a Cash Flow Hedging Relationship -	OCI on Derivative	into Income	Into Income
Interest Rate Swap Contracts	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three Months Ended
March 31, 2011		Fair value adjustment of derivative instruments	$(217)

Due to the maturity of the floating-to-fixed interest rate swaps in June 2011, there was no interest expense recorded during the three months ended March 31, 2012.

Due to the de-designation of the floating-to-fixed interest rate swaps in October 2010, we did not recognize any gain or loss on the change in fair value of these swaps for the three months ended March 31, 2012 and recognized a $0.2 million loss on the change in fair value of these swaps for the three months ended March 31, 2011. In addition, the Company amortized $5.8 million during the three months ended March 31, 2011, through other comprehensive income related to these and other derivatives that were previously de-designated as hedging instruments.

NOTE 11.

COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. Pending motions has been continued without a future date for the hearing. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.1 million to $20.5 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing draft regulations and holding a workshop for public comment on April 23, 2012. Several issues were raised at the workshop and the Department indicated that additional workshops would be required prior to finalizing the language in the regulation and its enactment. It is uncertain when the regulations will be issued in final form. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the proposed regulation and the technical merits of the Department's arguments, that we owe this tax.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against provisional

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

bills received in years 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. During February 2012, the county set tax rates for 2007 and provided confirmation on the amount of our replacement tax credit. During the three months ended, March 31, 2012, we recognized an incremental benefit of $0.7 million as a result of the replacement tax credit.
Although we have not received valuation notices for years 2010 through 2012, or final tax rates for the years 2008 through 2012, we believe the assessments for the period from January 1, 2008 through March 31, 2012 could result in a total property tax obligation ranging between $11.2 million and $15.4 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.4 million for this property tax liability as of March 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2008 through March 31, 2012, which have not been received as of March 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

During the three months ended March 31, 2012 and 2011, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends
Dividends are declared at our Board of Director's discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Amended Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2012 or 2011.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Gaming	$59	$52
Food and beverage	11	10
Room	5	5
Selling, general and administrative	297	265
Corporate expense	2,744	3,481
Total shared-based compensation expense	$3,116	$3,813

NOTE 13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying condensed consolidated statements of comprehensive income. The cumulative balance of other comprehensive income consists solely of fair value adjustments related to hedged derivative instruments.

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at March 31, 2011 relates to certain derivative instruments that we de-designated as cash flow hedges.

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Fair value adjustment of derivative instruments	$—	$5,761
Tax effect	—	(2,053)
Fair value adjustment of derivative instruments, net of tax	$—	$3,708

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

Changes in the noncontrolling interest during the three months ended March 31, 2012 are as follows:

	Three Months Ended
	March 31,
	Borgata	LVE	Total
	(In thousands)
Balance, January 1, 2012	$221,006	$(49,019)	$171,987
Attributable to net income (loss)	1,294	(671)	623
Comprehensive income	—	2,440	2,440
Balance, March 31, 2012	$222,300	$(47,250)	$175,050

LVE

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Comprehensive Income
LVE has entered into interest rate derivative contracts in order to hedge exposure to increasing interest rates, and the impact of those rates on the cash flows of its variable-rate debt. LVE's active interest rate swaps are as follows:

Effective Date	Notional Amount	Fixed Rate	Maturity Date
	(In thousands)
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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	March 31, 2012
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$156,714	$156,714	$—	$—
Restricted cash	14,047	14,047	—	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$178,756	$178,756	$—	$—
Restricted cash	15,753	15,753	—	—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2012 and December 31, 2011.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,583,125	$1,564,587	$1,523,488	Level 2
9.125% Senior Notes due 2018	500,000	500,000	523,750	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,468	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	235,935	Level 1
Other	10,893	10,893	10,348	Level 3
Borgata Debt:
Borgata bank credit facility	22,500	22,500	22,500	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	387,645	366,160	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	382,852	362,512	Level 1
Total debt	$3,364,436	$3,324,895	$3,261,161

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,632,750	$1,621,715	$1,388,630	Level 2
9.125% Senior Notes due 2018	500,000	491,444	471,000	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	208,120	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	208,249	Level 1
Other	11,071	11,071	10,517	Level 3
Borgata Debt:
Borgata bank credit facility	40,200	40,200	40,200	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total debt	$3,431,939	$3,390,456	$3,062,901

The estimated fair value of the Amended Credit Facility is based on a relative value analysis performed on or about March 31, 2012 and December 31, 2011, respectively. The estimated fair value of Borgata's bank credit facility at March 31, 2012 and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

December 31, 2011 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of March 31, 2012 and December 31, 2011, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1 and Level 2 measurements during three months ended March 31, 2012 or the year ended December 31, 2011.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At March 31, 2012 and December 31, 2011, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 16.    OTHER OPERATING CHARGES, NET
Other operating charges, net, are comprised of the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Impairment of trademark	$—	$5,000
Asset write downs	14	77
Acquisition related expenses	30	—
Flood expenses, net of recoveries	203	—
Measurement period adjustments	—	(370)
Total write-downs and other items, net	$247	$4,707

Impairment of Trademark
As discussed in Note 6, Intangible Assets, during the three months ended March 31 2011, we recorded a $5.0 million impairment to the trademark, based upon the performance of an interim impairment tests in connection with the valuation of Borgata.

Asset Write-Downs
During the three months ended March 31, 2012 and 2011, we recognized a loss of $0.01 million and $0.1 million in connection with the disposal of certain property and equipment in the ordinary course of business.

Acquisition Related Expenses
During the three months ended March 31, 2012, we recorded $0.03 million of expenses related to evaluating various acquisition possibilities and other business development activities.

Flood Expenses, Net of Recoveries
Due to flooding of the Mississippi River and temporary closure of the property in May 2011, during the three months ended March 31, 2012, we recorded $0.2 million of Tunica flood expenses, net of recoveries.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

Results of Operations - Adjusted EBITDA
We determine each of our wholly-owned properties' profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata's operating income before net amortization, preopening and other items.

Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai-alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category on the accompanying table.

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net Revenues
Las Vegas Locals	$154,789	$154,519
Downtown Las Vegas	57,008	55,666
Midwest and South	243,722	184,130
Atlantic City	176,150	169,090
Reportable Segment Net Revenues	631,669	563,405
Other	1,414	1,541
Net revenues	$633,083	$564,946

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$38,486	$39,643
Downtown Las Vegas	8,432	9,004
Midwest and South	58,130	41,211
Atlantic City	38,881	31,682
Reportable Segment Adjusted EBITDA	$143,929	$121,540

Other operating costs and expenses
Depreciation and amortization	$50,014	$50,584
Corporate expense	12,871	13,280
Preopening expenses	1,660	1,831
Other operating charges, net	247	4,707
Other	2,555	3,034
Total other operating costs and expenses	67,347	73,436
Operating income	$76,582	$48,104

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Assets
Las Vegas Locals	$1,240,887	$1,260,458
Downtown Las Vegas	128,056	131,140
Midwest and South	1,400,034	1,406,136
Atlantic City	1,421,721	1,435,332
Total Reportable Segment assets	4,190,698	4,233,066
Corporate	1,413,358	1,421,848
Other	229,360	228,140
Total assets	$5,833,416	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

NOTE 18.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% senior notes due 2018 is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011 and the condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011 and the condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011.

Condensed Consolidating Balance Sheets

	March 31, 2012
					Non-		Non-
					Guarantor		Guarantor
					Subsidiaries		Subsidiaries
			Guarantor		(100%		(Not 100%
	Parent		Subsidiaries		Owned)		Owned)		Eliminations		Consolidated
					(In thousands)
Assets
Cash and cash equivalents	$415		$118,088		$3,707		$34,504		$—		$156,714
Other current assets	3,934		92,337		14,187		46,065		—		156,523
Property and equipment, net	112,502		2,103,512		75,312		1,234,578		—		3,525,904
Assets held for development	—		926,223		—		163,805		—		1,090,028
Investments in subsidiaries	3,874,540		367,189		32		—		(4,241,761)		—
Intercompany receivable	—		258,264		—		—		(258,264)		—
Other assets, net	36,192		6,340		5,999		69,428		—		117,959
Intangible assets, net	—		487,363		21,374		63,975		—		572,712
Goodwill, net	—		212,794		782		—		—		213,576
Total assets	$4,027,583		$4,572,110		$121,393		$1,612,355		$(4,500,025)		$5,833,416

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500		$10,893		$—		$—		$—	—	$53,393
Non-recourse debt	—		—		—		30,605		—	29,686	30,605
Current liabilities	14,244		264,995		17,953		102,404		(81)		399,515
Intercompany payable	36,242		—		222,191		—		(258,433)		—
Long-term debt, net of current maturities	2,478,505		—		—		792,997		—		3,271,502
Due from affiliates	209,487		(114,674)		—		—		(94,813)		—
Other long-term liabilities	35,698		408,500		790		54,726		—		499,714
Non-recourse debt	—		—		—		192,730		—		192,730

Preferred stock	—		—		—		—		—		—
Common stock	863		31,128		32		—		(31,160)		863
Additional paid-in capital	647,137		2,984,231		41,722		476,732		(3,502,685)		647,137
Retained earnings (deficit)	562,907		987,037		(161,295)		(37,839)		(787,903)		562,907
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,210,907		4,002,396		(119,541)		438,893		(4,321,748)		1,210,907
Noncontrolling interest	—	—	—	—	—	—	—	—	175,050		175,050
Total stockholders' equity (deficit)	1,210,907		4,002,396		(119,541)		438,893		(4,146,698)		1,385,957
Total liabilities and stockholders' equity	$4,027,583		$4,572,110		$121,393		$1,612,355		$(4,500,025)		$5,833,416

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$364	$128,185	$3,944	$46,263	$—	$178,756
Other current assets	29,818	70,448	13,459	50,413	—	164,138
Property and equipment, net	115,346	2,120,227	75,739	1,230,796	—	3,542,108
Assets held for development	—	926,013	—	163,806	—	1,089,819
Investments in subsidiaries	3,777,298	353,740	32	—	(4,131,070)	—
Intercompany receivable	—	187,911	—	—	(187,911)	—
Other assets, net	28,501	15,068	5,993	71,077	—	120,639
Intangible assets, net	—	487,907	21,374	64,737	—	574,018
Goodwill, net	—	212,794	782	—	—	213,576
Total assets	$3,951,327	$4,502,293	$121,323	$1,627,092	$(4,318,981)	$5,883,054

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500	$730	$—	$—	$—	$43,230
Non-recourse debt	—	—	—	29,686	—	29,686
Current liabilities	146,054	152,437	16,725	102,484	(18,596)	399,104
Intercompany payable	455	—	216,211	—	(216,666)	—
Long-term debt, net of current maturities	2,527,076	10,341	—	809,809	—	3,347,226
Other long-term liabilities	33,150	404,463	1,537	57,599	—	496,749
Non-recourse debt	—	—	—	192,980	—	192,980

Preferred stock	—	—	—	—	—	—
Common stock	863	31,128	32	—	(31,160)	863
Additional paid-in capital	644,174	2,984,250	41,724	476,733	(3,502,707)	644,174
Retained earnings (deficit)	557,055	918,944	(154,906)	(42,199)	(721,839)	557,055
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,202,092	3,934,322	(113,150)	434,534	(4,255,706)	1,202,092
Noncontrolling interest	—	—	—	—	171,987	171,987
Total stockholders' equity (deficit)	1,202,092	3,934,322	(113,150)	434,534	(4,083,719)	1,374,079
Total liabilities and stockholders' equity	$3,951,327	$4,502,293	$121,323	$1,627,092	$(4,318,981)	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$37,457	$442,064	$14,869	$176,151	$(37,458)	$633,083

Costs and expenses
Operating	—	237,448	15,359	90,422	—	343,229
Selling, general and administrative	—	74,079	3,095	32,543	—	109,717
Maintenance and utilities	—	23,948	508	14,307	—	38,763
Depreciation and amortization	2,130	32,061	693	15,130	—	50,014
Corporate expense	25,184	77	278	—	(12,668)	12,871
Preopening expenses	124	4,128	—	(2,592)	—	1,660
Other operating charges, net	29	246	—	(28)	—	247
Total costs and expenses	27,467	371,987	19,933	149,782	(12,668)	556,501

Equity in earnings of subsidiaries	26,465	5,759	—	—	(32,224)	—
Operating income	36,455	75,836	(5,064)	26,369	(57,014)	76,582

Other expense (income)
Interest expense, net	39,788	161	—	23,875	—	63,824
Total other expense, net	39,788	161	—	23,875	—	63,824

Income (loss) before income taxes	(3,333)	75,675	(5,064)	2,494	(57,014)	12,758
Income taxes	9,185	(16,757)	1,866	(577)	—	(6,283)
Net income (loss)	5,852	58,918	(3,198)	1,917	(57,014)	6,475
Net loss attributable to controlling interest	—	—	—	—	(623)	(623)
Net income (loss) attributable to Boyd Gaming Corporation	$5,852	$58,918	$(3,198)	$1,917	$(57,637)	$5,852
Comprehensive Income	$—	$—	$—	$8,915	$—	$8,915

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$38,350	$381,477	$14,379	$171,731	$(40,991)	$564,946

Costs and expenses
Operating	—	207,610	14,516	91,111	—	313,237
Selling, general and administrative	—	62,677	2,264	30,847	—	95,788
Maintenance and utilities	—	20,168	899	16,348	—	37,415
Depreciation and amortization	2,024	28,897	797	18,866	—	50,584
Corporate expense	26,174	(11,611)	680	—	(1,963)	13,280
Preopening expenses	255	2,308	4,678	—	(5,410)	1,831
Other operating charges, net	(28)	(281)	—	5,016	—	4,707
Total costs and expenses	28,425	309,768	23,834	162,188	(7,373)	516,842

Equity in earnings of subsidiaries	14,783	(2,423)	—	—	(12,360)	—
Operating income	24,708	69,286	(9,455)	9,543	(45,978)	48,104

Other expense (income)
Interest expense, net	39,723	146	6	17,411	—	57,286
Fair value adjustment of derivative instruments	217	—	—	—	—	217
Gain on early retirements of debt	20	—	—	—	—	20
Total other expense, net	39,960	146	6	17,411	—	57,523

Income (loss) before income taxes	(15,252)	69,140	(9,461)	(7,868)	(45,978)	(9,419)
Income taxes	11,731	(10,904)	1,610	671	—	3,108
Net income (loss)	(3,521)	58,236	(7,851)	(7,197)	(45,978)	(6,311)
Net loss attributable to noncontrolling interest	—	—	—	—	2,790	2,790
Net income (loss) attributable to Boyd Gaming Corporation	$(3,521)	$58,236	$(7,851)	$(7,197)	$(43,188)	$(3,521)
Comprehensive income	$—	$—	$—	$(1,338)	$—	$(1,338)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$58,559	$(2,182)	$(209)	$21,320	$—	$77,488

Cash flows from investing activities
Capital expenditures	(7,566)	(7,736)	(28)	(17,466)	—	(32,796)
Investment in subsidiaries	(1,390)	—	—	1,390	—	—
Other investing activities	—	—	—	28	—	28
Net cash from investing activities	(8,956)	(7,736)	(28)	(16,048)	—	(32,768)

Cash flows from financing activities
Borrowings under bank credit facility	134,800	—	—	182,900	—	317,700
Payments under bank credit facility	(184,425)	—	—	(200,600)	—	(385,025)
Debt issuance costs, net	(44)	—	—	—	—	(44)
Proceeds from issuance of non-recourse debt	—	—	—	919	—	919
Other financing activities	117	(179)	—	(250)	—	(312)
Net cash from financing activities	(49,552)	(179)	—	(17,031)	—	(66,762)

Net change in cash and cash equivalents	51	(10,097)	(237)	(11,759)	—	(22,042)
Cash and cash equivalents, beginning of period	364	128,185	3,944	46,263	—	178,756
Cash and cash equivalents, end of period	$415	$118,088	$3,707	$34,504	$—	$156,714

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$73,928	$(13,077)	$694	$15,800	$—	$77,345

Cash flows from investing activities
Capital expenditures	(13,372)	(1,546)	(9)	(5,931)	—	(20,858)
Investment in subsidiaries	31	—	—	(31)	—	—
Other investing activities	—	—	—	88	—	88
Net cash from investing activities	(13,341)	(1,546)	(9)	(5,874)	—	(20,770)

Cash flows from financing activities
Borrowings under bank credit facility	35,900	—	—	51,500	—	87,400
Payments under bank credit facility	(35,900)	—	—	(83,700)	—	(119,600)
Debt issuance costs, net	(110)	—	—	(401)	—	(511)
Proceeds from issuance of non-recourse debt	—	—	—	4,428	—	4,428
Other financing activities	180	(168)	—	(79)	—	(67)
Net cash from financing activities	70	(168)	—	(28,252)	—	(28,350)

Net change in cash and cash equivalents	60,657	(14,791)	685	(18,326)	—	28,225
Cash and cash equivalents, beginning of period	11,232	88,281	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$71,889	$73,490	$4,364	$24,105	$—	$173,848

NOTE 19.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2012, through the filing date of May 4, 2012. During this period, the Company did not have any material subsequent events.

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

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, that operates our Hawaiian charter and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. Results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate significant marketing efforts on gaming customers from Hawaii.

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

Strengthening our Balance Sheet
We remain committed to finding opportunities to strengthen our balance sheet through diversifying and increasing cash flows to provide for deleveraging.

Operating Efficiently
We also remain committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. The efficiencies of our business model position us to flow a substantial portion of revenue gains directly to the bottom line.

Evaluating Acquisition Opportunities
We evaluate potential transactions and acquisition in a way that is strategic, deliberate, and disciplined. Our intention is to pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price.

On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi, on an as-is basis. The net purchase price was approximately $280.6 million. The financial position of IP is included in our consolidated balance sheet as of December 31, 2011; and its results of operations are included in our consolidated statements of operations and cash flows for the three months ended March 31, 2012.

Maintaining our Brand
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

Overall Outlook
We believe that our key operating results for the three months ended March 31, 2012 demonstrate positive trends in our business. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, the recent quarterly results indicate that we have realized some recoverability in our business. Generally, the tourism industry is stabilizing, as evidenced by increased visitation, hotel room rates and convention business.

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

We have continued to improve our B Connected loyalty program with the introduction of "B Connected Social" in the first quarter of 2012, which rewards users for using B Connected Online, B Connected Mobile, or sharing offers and events on social networks.  B Connected Social is a dynamic network loyalty program that allows B Connected members to share offers with friends, connect to their favorite social networks, check in online via certain social networks, as well as, participate in a variety of online activities including interfacing with B Connected Online or B Connected Mobile, participate in online contests, and register for alerts to deliver targeted information specific to the B Connected member.

Development Activities
IP
On October 4, 2011, we consummated the acquisition of the IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million. The business combination resulted in the recording of a bargain purchase gain of approximately $4.6 million, due to the excess fair value of net identifiable assets over the total consideration. The bargain purchase gain was reported in other income in our consolidated statement of operations during the year ended December 31, 2011.

Echelon
In August 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip, as discussed above.
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

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement" and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement is applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly periodic fee, (the "Periodic Fee") and an operation and maintenance fee until either (i) Echelon Resorts notifies LVE that it has resumed construction of a portion of the Echelon development project that it owns in fee simple and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resort's prior approval. We have posted a letter of credit in the amount of $6 million to secure Echelons Resort's obligation to pay the Periodic Fee and the operation and maintenance fee.
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
As of March 31, 2012, we have incurred approximately $926.2 million in capitalized costs related to the Echelon project, including land, and not including approximately $163.8 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $1.0 million of capitalized costs annually, principally related to the offsite fabrication of a skylight and curtain wall as well as offsite improvements. We expect to incur a one-time capitalized cost of $4.2 million, principally related to site beautification in 2012. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.5 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

RESULTS OF OPERATIONS
Summary
Three Months Ended March 31, 2012 and 2011
We believe that our key operating results for each of the three months ended March 31, 2012 and 2011 continue to show positive trends. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, these recent quarterly results indicate that we have realized some recoveries in our business. As the job market recovers and expands, we believe that consumer confidence will strengthen further. Generally, the tourism industry has shown signs of stability, as evidenced by increased visitation, hotel room rates and convention business. These and other positive trends reflect recoveries in our wholly-owned businesses.

Specifically, in our Las Vegas regions, visitor counts, room rates and convention sales have been increasing or stable over the past two years, and visitor volume in Las Vegas generally has been increasing over the past two years as the economy continues to strengthen. Additionally, average daily room rates have increased on a year-over-year basis since December 31, 2009, largely as a result of an increase in conventions and meetings. Our Downtown Las Vegas segment is benefiting from successful marketing efforts to our Hawaiian customers, and the strength of the local Hawaiian economy. The economy in the Midwest and South region has been slightly more resilient than the national and Las Vegas economies. We continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition.

Overview of Key Operating Results
Three Months Ended March 31, 2012 and 2011
The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenues	$633,083	$564,946
Operating Income	76,582	48,104
Net income (loss) attributable to Boyd Gaming Corporation	5,852	(3,521)

Net revenues
Net revenues were $633.1 million for the three months ended March 31, 2012, compared to $564.9 million for the comparable period in the prior year. We saw the strongest growth in our Midwest and South regions, as a result of the operations from IP which contributed $49.0 million in net revenues during the three months ended March 31, 2012. Our other properties in the Midwest and South region reported increased revenues of approximately $10.6 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, representing growth of 5.8% during these periods. We also saw favorable growth in Atlantic City, with net revenues increasing $7.1 million or 4.2%. Our Downtown Las Vegas market showed a modest increase in net revenue growth of 2.4%, while our Las Vegas Locals market remained flat.

Operating income
Operating income increased by $28.5 million, or 59.2%, to $76.6 million, during the three months ended March 31, 2012, compared to the corresponding period of the prior year, primarily due to $7.8 million related to the results of IP reported during the three months ended March 31, 2012, the flow through effect of the incremental revenues, and continued improvement in operating margins across all of our regions.

Net income (loss) attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming was $5.9 million for the three months ended March 31, 2012, compared to a net loss of $3.5 million for the corresponding period of the prior year, due primarily to the bottom line growth in operating income. The improvement in net income was driven by a $4.5 million decrease in other operating charges, net, primarily related to a $5.0 million non-cash impairment charge to the Borgata trademark in the corresponding period of the prior year. Overall operating margins also increased due to our cost containment measures compared to the corresponding period of the prior year.

Operating Revenues
Three Months Ended March 31, 2012 and 2011
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 72% and 73% of gross revenues for each of the three months ended March 31, 2012 and 2011, respectively. Food and beverage gross revenues, which produced approximately 14% of gross revenues for each of the three months ended March 31, 2012 and 2011, respectively, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 9% of gross revenues during these respective periods.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
REVENUES
Gaming	$535,748	$481,935
Food and beverage	106,132	92,077
Room	65,997	56,591
Other	35,832	33,031
	$743,709	$663,634

COSTS AND EXPENSES
Gaming	$248,955	$226,609
Food and beverage	54,078	47,568
Room	14,135	12,821
Other	26,061	26,239
	$343,229	$313,237

MARGINS
Gaming	53.53%	52.98%
Food and beverage	49.05%	48.34%
Room	78.58%	77.34%
Other	27.27%	20.56%

Three Months Ended March 31, 2012 and 2011
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $53.8 million, or 11.2% increase in gaming revenues during the three months ended March 31, 2012 as compared to the corresponding period of the prior year, was due primarily to $41.1 million of gaming revenues from IP. Additionally, we experienced a 9.6% increase in slot win driven by an 8.9% increase in slot handle. Table game drop increased 7.7% and table game win increased 14.4% respectively, with less than a 1.0% increase in table game hold. Although gaming costs increased $22.4 million, or 9.9% , due to the addition of IP and increased gaming volume, the operating margin slightly improved due to cost containment initiatives and targeted marketing spend.

Food and Beverage
Food and beverage revenues increased $14.1 million or 15.3% during the three months ended March 31, 2012 as compared to the corresponding period of the prior year, and included $9.7 million earned by IP during the three months ended March 31, 2012. The remaining increase was due to a 1.2% increase in the number of guests served and a 3.2% increase in the value of the average guest check. The slight increase in food and beverage cost is due to a 2.9% increase in cost per guest served. Excluding IP, the number of guests served increased 2.4% and the average guest check increased 2.9% during the three months ended March 31, 2012 as compared to the corresponding period of the prior year.

Room
Room revenues increased by $9.4 million, or 16.6% during the three months ended March 31, 2012 as compared to the corresponding period of the prior year of which $8.2 million relates to IP. Remaining increases were due to an increase in the average daily rate (" ADR") of 2.4%, slightly offset by a decrease in the occupancy rate of 1.8%. The increase in the ADR is driven largely by improving tourism industry trends and convention business. Excluding IP, the ADR increased 2.5%, offset by a 1.6% decrease in the occupancy rate during the three months ended March 31, 2012, as compared to the corresponding period of the prior year. During the three months ended March 31, 2012, IP incurred $2.9 million in room expenses. The increase in room costs and expenses is due to higher salaries and wages expenses.

Other
Other revenues increased $5.4 million, or 16.2% during the three months ended March 31, 2012 as compared to the corresponding period of the prior year, due to the increases in patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. IP contributed $2.1 million of other revenues during the three months ended March 31, 2012.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating charges, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments before net amortization, preopening and other items.

The following table presents our net revenues and Adjusted EBITDA, by Reportable Segment, for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenues
Las Vegas Locals	$154,789	$154,519
Downtown Las Vegas	57,008	55,666
Midwest and South	243,722	184,130
Atlantic City	176,150	169,090
Reportable Segment Net Revenues	631,669	563,405
Other	1,414	1,541
Net revenues	$633,083	$564,946

Adjusted EBITDA
Las Vegas Locals	$38,486	$39,643
Downtown Las Vegas	8,432	9,004
Midwest and South	58,130	41,211
Wholly-owned Adjusted Property EBITDA	105,048	89,858
Corporate expense	(10,127)	(9,799)
Wholly-owned Adjusted EBITDA	94,921	80,059
Atlantic City	38,881	31,682
Adjusted EBITDA	$133,802	$111,741

Significant factors that affected our Reportable Segment Net Revenues and Adjusted EBITDA for the three months ended March 31, 2012, as compared to the corresponding period of the prior year, are listed below:

Three Months Ended March 31, 2012 and 2011
Las Vegas Locals
Net revenues increased slightly by 0.2% while Adjusted EBITDA decreased 2.9% during the three months ended March 31, 2012, as compared to the corresponding period of the prior year, which reflect slightly elevated marketing spend but relatively consistent year-over-year results despite an elevated promotional environment and reduced table game hold at several properties.

Downtown Las Vegas

Net revenues increased 2.4% and Adjusted EBITDA decreased 6.4%, during the three months ended March 31, 2012, as compared to the corresponding period of the prior year, due primarily to successful marketing initiatives which generated growth from our Hawaiian customers, which represent approximately 59% of our business in this segment. These gains in net revenues were partially offset by significantly higher fuel costs related to the operation of our Hawaiian charter, which primarily drove the decrease in Adjusted EBITDA.

Midwest and South
Net revenues increased 32.4% during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, while Adjusted EBITDA increased by 41.1% during the same respective periods. The IP contributed $49.0 million in net revenues and $12.7 million in Adjusted EBITDA during the thee months ended March 31, 2012. Results were positively impacted by strong performances at our Southern Louisiana properties. Excluding IP, five of our six properties in this region posted positive net revenue growth during this period, reflecting improved margins in Adjusted EBITDA. Such improvements were guided by effective marketing initiatives and tight cost control.

Atlantic City
Borgata's net revenues increased by 4.2% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, and Adjusted EBITDA increased 22.7% during the same respective periods. Table game win increased 11.8% coupled with a table game hold increase of 11.2% respectively. Borgata continues to be the leader in table games and slot market share and held 24.5% of the table game drop and 20.3% of the slot handle market share respectively, as of March 31, 2012. Additionally, increases in non-gaming revenues drove additional contributions. Adjusted EBITDA was positively impacted by operating efficiencies, due to lower customer reinvestment and improved profit margins.

Other Costs and Expenses
Three Months Ended March 31, 2012 and 2011
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Selling, general and administrative	$109,717	$95,788
Maintenance and utilities	38,763	37,415
Depreciation and amortization	50,014	50,584
Corporate expense	12,871	13,280
Preopening expenses	1,660	1,831
Other operating charges, net	247	4,707

The results for the three months ended March 31, 2012 reflect the results of IP, which was consummated on October 4, 2011.
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues were 14.8% and 14.4%, during the three months ended March 31, 2012 and 2011, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased to 5.2% from 5.6% during the three months ended March 31, 2012 and 2011, respectively. Although there are more major maintenance projects compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, declined during the three months ended March 31, 2012, as compared to the corresponding period of the prior year, representing 6.7% and 7.6%, respectively, as certain property and equipment became fully depreciated and there were no significant expansion capital expenditures placed into service during these periods.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues decreased during the three months ended March 31, 2012 and 2011, representing 1.7% and 2.0% of gross revenues respectively, due to the ongoing efforts to contain costs across the business and a decrease in share based compensation expense.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During the three months ended March 31, 2012 and 2011, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Period Fees, as discussed above, are included in the expenses related to our Echelon development project during the three months ended March 31, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in consolidated preopening expenses.

Other Operating Charges, Net
Other operating charges, net, generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters. During the three months ended March 31, 2012 and 2011, these costs were $0.2 million and $4.7 million, respectively. During the three months ended March 31, 2012, these costs primarily related to the expense of costs associated with the flood damage at our property in Tunica, Mississippi. During the three months ended March 31, 2011, these costs primarily included a $5.0 million impairment to the Borgata trademark.

Other Expense (Income)
Interest Expense
Three Months Ended March 31, 2012 and 2011

The following table presents our interest expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Interest Expense, net
Boyd Gaming Corporation	$39,949	$39,875
Borgata	20,482	17,283
Variable Interest Entity	3,393	128
	$63,824	$57,286

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,556,273	$2,383,456
Borgata	$801,403	$819,668

Weighted Average Interest Rates
Boyd Gaming Corporation	6.3%	6.7%
Borgata	10.2%	10.1%

Three Months Ended March 31, 2012 and 2011
Summary
Interest expense was $63.8 million for the three months ended March 31, 2012, as compared to $57.3 million during the comparable period in the prior year, representing an increase of 11.4%. Excluding the effects of the interest on the variable interest entity's non-recourse debt in both of these periods, the interest expense for the three months ended March 31, 2012 would have been $60.4 million, or an increase of 5.7%.

Boyd Gaming Corporation
Interest expense was relatively flat as compared to the comparable period in the prior year. During the three months ended March

31, 2012, average outstanding balances on our Amended Credit Facility increased during the comparable period in the prior year which were offset by a decrease in interest rates. Average outstanding balances on our Amended Credit Facility during the period were approximately $1.58 billion, at a blended interest rate of 4.2%, thereby diluting the rate effect of our high yield notes.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. We de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging arrangement was frozen and amortized into interest expense over the remaining term of the associated debt with changes in fair value of the interest rate swaps recognized immediately in earnings. Our interest rate swap agreements expired on June 30, 2011. During the three months ended March 31, 2011, the effect of our swaps increased interest expense by $5.8 million, as market rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps.

Borgata
Interest expense remained relatively flat during the three months ended March 31, 2012 as compared to corresponding periods in the prior year due to the measurement adjustments recorded during the three months ended March 31, 2011, which resulted in a reversal of $3.5 million in amortization of deferred loan fees. Also, lower average debt balances were offset by slightly higher interest rates.

Fair Value Adjustment of Derivative Instruments
Three Months Ended March 31, 2012 and 2011
During the fourth quarter of 2010, in anticipation of the execution of our Amended Credit Facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. From the de-designation date, and through June 30, 2011, the date all of these interest rate swap agreements matured, all changes in the fair value of these interest rate swaps were recognized immediately in earnings. This mark-to-market adjustment resulted in a realized loss of $0.2 million during the three months ended March 31, 2011.

Income Taxes
Three Months Ended March 31, 2012 and 2011
The effective tax rates during the three months ended March 31, 2012 and 2011 were 49.3% and 33.0%, respectively. Our current year tax provision and prior year benefit were both favorably and unfavorably impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata's income and LVE's loss for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE's loss in its entirety. Additionally, both rates were adversely impacted by certain recurring permanent adjustments that are unaffected by our income or loss from continuing operations. Our state tax provision was adversely impacted by the geographic mix of our income in both years, as well as a statutory change in state income tax rates and changes in apportionment in 2011.
Adjusted Earnings (Loss) and Adjusted EPS
Three Months Ended March 31, 2012 and 2011
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

Adjusted Earnings (Loss) is net income (loss) before preopening expenses, adjustments to property tax accruals, net, change in value of derivative instruments, write-downs and other items, net, gain on early retirements of debt, other non-recurring items and our share of Borgata’s other items and other operating charges, net.

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$5,852	$(3,521)
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	4,252	4,472
Adjustments to property tax accruals, net	(597)	(2,766)
Other operating charges, net	275	(309)
Change in fair value of derivative instruments	—	217
Loss on early retirements of debt, net	—	20

Adjustments related to Borgata:
Preopening expenses	132	—
Other operating charges, net	(25)	5,016
Valuation adjustments related to consolidation, net	(19)	(694)
Total adjustments	4,018	5,956

Income tax effect for above adjustments	(1,410)	(1,652)
Impact on noncontrolling interest	(44)	(1,995)
Adjusted earnings (loss)	$8,416	$(1,212)

	Three Months Ended
	March 31,
	2012	2011
Basic net income (loss) per common share	$0.07	$(0.04)
Adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.05	0.05
Adjustments to property tax accruals, net	(0.01)	(0.03)

Adjustments related to Borgata:
Other operating charges, net	—	0.06
Valuation adjustments related to consolidation, net	—	(0.01)
Total adjustments	$0.04	0.07

Income tax effect for above adjustments	(0.02)	(0.02)
Impact on noncontrolling interest	0.01	(0.02)
Adjusted earnings (loss) per share	$0.10	$(0.01)

Adjusted earnings per share for the three months ended March 31, 2011 were computed using our basic weighted average shares outstanding, although the presentation on our condensed consolidated statement of operations for such period does not consider the effect of common stock equivalents, as such were anti-dilutive to the net loss, as reported.

During the three months ended March 31, 2012 and 2011, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

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

Loss on Early Retirements of Debt
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

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Current Maturities of Our Indebtedness
We classified certain non-extending balances due under our Amended Credit Facility as a current maturity, as such amounts come due within the next twelve months. During the three months ended March 31, 2012, we reclassified $10.9 million for a note payable under our Amended Credit Facility from long-term to current that matures on March 28, 2013.

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

While we anticipate the remaining availability under our Amended Credit Facility will provide the short term liquidity required to fund our existing debt obligations, management will review other plans to aggressively pursue the repayment of all debt as currently due.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Amended Credit Facility. At March 31, 2012 and December 31, 2011, we had balances of cash and cash equivalents of $156.7 million and $178.8 million, respectively. Despite such amounts of cash, we had working capital deficits of $170.3 million and $129.1 million at such respective dates. However, without giving effect to the consolidation of LVE, as we have no claim to their assets, nor any recourse for their obligations, our cash balances and working capital deficits at March 31, 2012 and 2011 were as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Cash balance:
Boyd Gaming Corporation	122,210	132,494
Borgata	34,296	46,224

Working capital deficit:
Boyd Gaming Corporation	(119,428)	(91,935)
Borgata	(22,245)	(8,467)

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

Indebtedness
Our indebtedness primarily consists of amounts outstanding under our $1.58 billion Amended Credit Facility (including $850 million of term loans) and $956.4 million aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and a $75 million Borgata bank credit facility and $791.5 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

Boyd Gaming Corporation Debt
Amended Credit Facility
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
The blended interest rate for outstanding borrowings under our Amended Credit Facility was 4.2% at both March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, approximately $1.58 billion was outstanding under our Amended Credit Facility, with $15.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $175.8 million.

The amounts outstanding under the Amended Credit Facility are comprised of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$765,000	$807,000
Initial Term Loan	468,750	475,000
Incremental Term Loan	335,334	338,965
Swing Loan	3,750	750
	$1,572,834	$1,621,715

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

The letter of credit fees under the Amended Credit Facility remain the same as those under the former credit facility; however, the margins payable to Extending Lenders are based on the margins applicable to the Extended Revolving Facility. Subject to certain conditions, amounts outstanding under the Amended Credit Facility may be prepaid without premium or penalty, and the unutilized portion of any of the commitments may be terminated without penalty.

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
The maximum permitted consolidated Total Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). Presently, and through September 30, 2012, our maximum Total Leverage Ratio is set at 7.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the maximum ratio decreases to a low of 5.50 to 1.00 at March 15, 2015 through the duration of the term.
The maximum permitted Secured Leverage Ratio (as defined in our Amended Credit Facility) is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the Amended Credit Facility). Presently our Maximum Secured Leverage Ratio is set at 4.50 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the minimum ratio decreases to a low of 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at March 31, 2012, we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at March 31, 2012, were 2.57 to 1.00, 6.50 to 1.00 and 4.03 to 1.00, respectively.

At March 31, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 16.2% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at March 31, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that a 10.6% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at March 31, 2012, assuming our current level of interest expense remains constant, we estimate that a 22.1% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

Debt Financing Costs
In November 2011, we repaid the amounts outstanding under the non-extended credit facility, with proceeds from the issuance of the Incremental Term Loan. The unamortized deferred loan fees remaining on that borrowing in the amount of approximately $0.4 million were recorded in interest expense during the three months ended March 31, 2012. Additionally, in conjunction with the Amended Credit Facility and the subsequent issuance of the Incremental Term Loan, we incurred approximately $13.9 million and $20.6 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Amended Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at March 31, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at March 31, 2012. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

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

At March 31, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $22.5 million, which bore an interest rate of 4.4%. Contractual availability under the Borgata bank credit facility, as amended, at March 31, 2012 was $52.5 million.
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, specifically the minimum consolidated EBITDA, which, at March 31, 2012, was $166.9 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the three months ended March 31, 2012, we did not incur any incremental debt financing costs and incurred approximately $0.4 million during the three months ended March 31, 2011, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2012.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at March 31, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At March 31, 2012, the effective interest rate on the 9.50% notes due 2015 notes and the 10.2% notes due 2018 was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At March 31, 2012, the outstanding balance under the amended credit facility was $22.5 million leaving contractual availability of $52.5 million.

Cash Flows Summary
Three Months ended March 31. 2011 and 2010

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$77,488	$77,345
Cash flows from investing activities:
Capital expenditures	(32,796)	(20,858)
Decrease in restricted investments	—	88
Other investing activities	28	—
Net cash used in investing activities	(32,768)	(20,770)
Cash flows from financing activities:
Net payments under bank credit facility	(49,625)	—
Net payments under Borgata bank credit facility	(17,700)	(32,200)
Debt financing costs, net	(44)	(511)
Proceeds from issuance of non-recourse debt	919	4,428
Payments on loans to variable interest entity's members	(250)	(79)
Other financing activities	(62)	12
Net cash used in financing activities	(66,762)	(28,350)
Increase (decrease) in cash and cash equivalents	$(22,042)	$28,225

Cash Flows from Operating Activities
For the three months ended March 31, 2012, we generated operating cash flow of $77.5 million, compared to $77.3 million for the three months ended March 31, 2011, a decrease of $0.2 million. Generally, operating cash flows remained relatively flat as increases in current deferred income taxes were offset by other long-term tax liabilities, accounts payable and accrued liabilities primarily driven by net income attributable to Boyd Gaming of $5.9 million for the three months ended March 31, 2012 as compared to a net loss attributable to Boyd Gaming of $3.5 million for the comparable period in the prior year.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for investments in maintenance capital expenditures, acquisitions and future development or business opportunities.

Capital Expenditures
Cash paid for capital expenditures on major projects for the three months ended March 31, 2012 were $32.8 million and included $17.5 million of (i) Borgata capital expenditures primarily related to various maintenance capital expenditures and the room remodel, (ii) $11.8 million of various maintenance capital expenditures among our wholly-owned properties, (iii) $3.3 million of IP capital improvement projects spending, and (iv) $0.2 million of Echelon development project spending. Cash paid for capital expenditures on major projects for the three months ended March 31, 2011 were (i) $20.9 million and included various maintenance capital expenditures among our wholly-owned properties of approximately (ii) $16.6 million, Borgata capital expenditures of (iii) $3.6 million for various maintenance capital expenditures and (iv) the Echelon development project, which included spending of approximately $0.7 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Net Payments under Credit Facility
During the three months ended March 31, 2012, net amounts of $49.6 million and $17.7 million were paid under Boyd Gaming's and Borgata's respective credit facilities. During the three months ended March 31, 2011, nothing was borrowed against or paid under Boyd Gaming's Amended Credit Facility and net amounts of $32.2 were paid under Borgata's bank credit facility. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2012 or 2011.

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

During the three months ended March 31, 2012 and 2011, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012.

Contingencies
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use tax paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.1 million to $20.5 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing draft regulations and holding a workshop for public comment on April 23, 2012. Several issues were raised at the workshop and the Department indicated that additional workshops would be required prior to finalizing the language in the regulation and its enactment. It is uncertain when the regulations will be issued in final form. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the proposed regulation and the technical merits of the Department's arguments, that we owe this tax.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against provisional bills received in years 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. During February 2012, the county set tax rates for 2007 and provided confirmation on the amount of our replacement tax credit. During the three months ended, March 31, 2012, we recognized an incremental benefit of $0.7 million as a result of the replacement tax credit.
Although we have not received valuation notices for years 2010 through 2012, or final tax rates for the years 2008 through 2012, we believe the assessments for the period from January 1, 2008 through March 31, 2012 could result in a total property tax obligation ranging between $11.2 million and $15.4 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.4 million for this property tax liability as of March 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2008 through March 31, 2012, which have not been received as of March 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the

Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. Pending motions has been continued without a future date for the hearing. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012.

Critical Accounting Policies
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the SEC on March 7, 2012.

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

•	our expenses;

•	our commitment to having a significant presence on the Las Vegas Strip;

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

•	our statements with respect to our B Connected loyalty program;

•	our belief that our future results will be impacted by cannibalization of Borgata's business upon the opening of a new property in Atlantic City;

•	our expectation regarding the trends that will affect the gaming industry over the next few years;

•
our belief that consumer confidence will strengthen as the job market recovers and expands and that recent quarterly results have shown some recovery in our business and stabilization in the tourism industry;

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

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities in a way that is strategic, deliberate and disciplined;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Amended Credit Facility;

•	our expenditures for capital improvement projects with respect to IP Casino Resort and Spa;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Amended Credit Facility and Borgata's bank credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios in our Amended Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in the Borgata bank credit facility;

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

•
The effects of federal, state and local laws affecting business such as the regulation of smoking, the regulation of directors, officers, key employees and partners and regulations affecting business in general;

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2012, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012.

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
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. Pending motions has been continued without a future date for the hearing. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

We are not able to predict the duration or severity of the economic downturns, and the resulting impact on the solvency or liquidity of our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Amendment and Restatement Agreement, our First Amended Credit Agreement dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended the "Amended Credit Facility") to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facility. If we were otherwise required to renegotiate or replace our Amended Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the three months ended March 31, 2012; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

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

During the first quarter of 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test. Having performed an initial interim impairment test related to the Borgata trademark during the first quarter of 2011, we have established the first quarter as its prospective annual impairment test date as well, and we performed an interim impairment test over the Borgata trademark at January 1, 2012.

Our analyses consisted of a valuation of the Borgata trademark, using the relief from royalty method, as discussed above. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test consisted of a comparison of the fair value of trademark with its carrying amount. As a result of the impairment test, we did not record any impairment in the first quarter of 2012.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area, nor did we predict the incremental supply of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction for three to five years, as previously disclosed. We also do not believe that financing for a development project such as Echelon is currently available on terms satisfactory to us, we do not expect to resume construction for three to five years.

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the years ended December 31, 2011 and 2010. While the outcome of these evaluations resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceeded the current carrying value of the assets of approximately $1.1 billion at both December 31, 2011 and 2010 . As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Our partner in the Holding Company, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has divested its 50% interest and we do not have the ability to select the new partner.
We own a 50% controlling interest in the limited liability company that operates Borgata. MGM currently beneficially owns the other 50% interest. As a result of the New Jersey Department of Gaming Enforcement's (the "NJDGE") investigation of MGM's relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the NJDGE and the New Jersey Casino Control Commission (the "NJCCC") under which MGM placed its 50% ownership interest in Borgata into a Divestiture Trust, which was established for the purpose of selling the MGM Interest to a third party.
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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in October 2011, we consummated the acquisition of IP. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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
On August 1, 2008, we announced that, due to the difficult environment in both the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip as previously disclosed.
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
Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects .
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
Certain permits, licenses and approvals necessary for some of our current or anticipated projects have no yet been obtained. The scope of the approvals required for expansion, development, investment or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses and approvals within the anticipated time frames, or at all.

In addition, although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. For example, to make way for the development of Echelon, we closed Stardust in November 2006 and demolished the property in March 2007. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial conditions and results of operations.

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
If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under our Amended Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Amended Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
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
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.1 million to $20.5 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing draft regulations and holding a workshop for public comment on April 23, 2012. Several issues were raised at the workshop and the Department indicated that additional workshops would be required prior to finalizing the language in the regulation and its enactment. It is uncertain when the regulations will be issued in final form. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to May 2008, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the proposed regulation and the technical merits of the Department's arguments, that we owe this tax.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against provisional bills received in years 2007 through 2011, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. During February 2012, the county set tax rates for 2007 and provided confirmation on the amount of our replacement tax credit. During the three months ended, March 31, 2012, we recognized an incremental benefit of $0.7 million as a result of the replacement tax credit.
Although we have not received valuation notices for years 2010 through 2012, or final tax rates for the years 2008 through 2012, we believe the assessments for the period from January 1, 2008 through March 31, 2012 could result in a total property tax obligation ranging between $11.2 million and $15.4 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.4 million for this property tax liability as of March 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2008 through March 31, 2012, which have not been received as of March 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.

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
In connection with Borgata's collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, it participates in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. On May 28, 2010, Borgata agreed upon a schedule with Local 54/UNITE HERE pursuant to which it began making increased monthly contributions to the Fund effective October 1, 2011.
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

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19 th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. Pending motions has been continued without a future date for the hearing. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended March 31, 2012, patrons from Hawaii comprised 69% of the room nights sold at the California, 48% at Fremont and 52% at Main Street Station, Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip and Sam's Town Shreveport gaming operations on riverboats. Each of our riverboats must comply with United States Coast Guard ("USCG") requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.
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
Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the American Bureau Shipping Consulting ("ABSC"). ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam's Town Shreveport commenced during 2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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
We had total consolidated long-term debt, net of current maturities, of approximately $3.30 billion at March 31, 2012. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Boyd Gaming Amended Credit Facility
Aggregate commitments under the Amended Credit Facility are approximately $1.58 billion (including $814. million of term loans and $765 million of revolving commitments). In November 2011, we exercised $350 million of a $500 million increase option under our Amended Credit Facility. At December 31, 2011, our Amended Credit Facility provides a revolving facility of $1.8 billion, the original term of approximately $475 million, and the increased term loan of $350 million. The Amended Credit Facility also allows for additional increases to the commitments of $150 million through additional revolving term loans.

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
In addition, our Amended Credit Facility requires us to maintain certain ratios, including a minimum Interest Coverage Ratio (as defined in the Amended Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Amended Credit Facility) that adjust over the life of our Amended Credit Facility. We believe that we were in compliance with the Amended Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at March 31, 2012, were 2.48 to 1.00, 6.71 to 1.00 and 4.17 to 1.00, respectively.
At March 31, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 13.5% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at March 31, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that 7.6% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at March 31, 2012, assuming our current level of interest expense remains constant, we estimate that a 19.5% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to March 31, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

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
We did not receive distributions from Borgata during the three months ended March 31, 2012. Prior to the August 2010 distribution, our distributions from Borgata were $17.5 million during the nine months ended September 30, 2010. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior subordinated and senior notes and Borgata's senior secured notes do not fully prohibit us or our subsidiaries from doing so. Approximately $175.8 million of contractual availability was available for borrowing under our Amended Credit Facility as of March 31, 2012. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned 36.4% of the Company's outstanding shares of common stock as of March 31, 2012. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2012.

BOYD GAMING CORPORATION

By:	/S/ ELLIE J. BOWDISH
Ellie J. Bowdish
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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