Form 10-Q
period 2012-06-30
BOYD GAMING CORP
filed 2012-08-06
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2012
Common stock, $0.01 par value	86,588,933

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2012 and December 31, 2011
______________________________________________________________________________________________________

	June 30,	December 31,
	2012	2011
	(In thousands except per share data)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$360,455	$178,756
Restricted cash	17,170	15,753
Accounts receivable, net	59,599	58,589
Inventories	18,584	17,493
Prepaid expenses and other current assets	52,059	47,465
Income taxes receivable	3,319	3,268
Deferred income taxes	15,693	21,570
Total current assets	526,879	342,894
Property and equipment, net	3,520,408	3,542,108
Assets held for development	1,090,198	1,089,819
Debt financing costs, net	28,309	32,099
Restricted investments held by variable interest entity	21,367	21,367
Other assets, net	66,837	67,173
Intangible assets, net	571,374	574,018
Goodwill, net	213,576	213,576
Total assets	$6,038,948	$5,883,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$53,211	$43,230
Accounts payable	88,789	98,015
Accrued liabilities	317,315	295,459
Income taxes payable	867	5,630
Current maturiteis of non-recourse obligations of variable interest entity	31,621	29,686
Total current liabilities	491,803	472,020
Long-term debt, net of current maturities	3,480,965	3,347,226
Deferred income taxes	384,143	379,958
Other long-term tax liabilities	31,842	45,598
Other liabilities	69,616	71,193
Non-recourse obligations of variable interest entity	192,479	192,980
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,588,933 and 86,572,098 shares outstanding	863	863
Additional paid-in capital	649,944	644,174
Retained earnings	563,884	557,055
Total Boyd Gaming Corporation stockholders’ equity	1,214,691	1,202,092
Noncontrolling interest	173,409	171,987
Total stockholders’ equity	1,388,100	1,374,079
Total liabilities and stockholders’ equity	$6,038,948	$5,883,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$515,053	$486,557	$1,050,801	$968,492
Food and beverage	105,269	94,585	211,401	186,662
Room	69,628	60,459	135,625	117,050
Other	35,825	33,276	71,657	66,307
Gross revenues	725,775	674,877	1,469,484	1,338,511
Less promotional allowances	110,553	100,474	221,179	199,162
Net revenues	615,222	574,403	1,248,305	1,139,349
COST AND EXPENSES
Operating costs and expenses:
Gaming	240,253	223,173	489,208	449,782
Food and beverage	60,359	50,080	114,437	97,648
Room	15,931	13,514	30,066	26,335
Other	26,691	27,335	52,752	53,574
Selling, general and administrative	110,454	96,783	220,171	192,571
Maintenance and utilities	39,570	36,773	78,333	74,188
Depreciation and amortization	50,702	48,488	100,716	99,072
Corporate expense	13,009	12,264	25,880	25,544
Preopening expense	2,210	1,741	3,870	3,572
Other operating items, net	(2,196)	2,262	(1,949)	6,969
Total operating costs and expenses	556,983	512,413	1,113,484	1,029,255
Operating income	58,239	61,990	134,821	110,094
Other expense (income):
Interest income	(408)	(20)	(412)	(25)
Interest expense, net	64,788	66,694	128,616	123,985
Fair value adjustment of derivative instruments	—	48	—	265
Loss on early retirements of debt	—	—	—	20
Total other expense, net	64,380	66,722	128,204	124,245
Income (loss) before income taxes	(6,141)	(4,732)	6,617	(14,151)
Income taxes	5,450	(911)	(833)	2,197
Net income (loss)	(691)	(5,643)	5,784	(11,954)
Net loss attributable to noncontrolling interest	1,668	2,692	1,045	5,482
Net income (loss) attributable to Boyd Gaming Corporation	$977	$(2,951)	$6,829	$(6,472)
Basic net income (loss) per common share:	$0.01	$(0.03)	$0.08	$(0.07)
Weighted average basic shares outstanding	87,588	87,204	87,559	87,181
Diluted net income (loss) per common share:	$0.01	$(0.03)	$0.08	$(0.07)
Weighted average diluted shares outstanding	87,829	87,204	87,978	87,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
Net income (loss)	$(691)	$(5,643)	$5,784	$(11,954)
Other comprehensive income, net of tax:
Fair value of derivative instruments, net	27	1,813	2,467	6,786
Comprehensive income (loss)	(664)	(3,830)	8,251	(5,168)
Less: other comprehensive income attributable to noncontrolling interest	27	(2,073)	2,467	(808)
Less: net income attributable to noncontrolling interest	(1,668)	(2,692)	(1,045)	(5,482)
Comprehensive income attributable to Boyd Gaming Corporation	$977	$935	$6,829	$1,122

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the six months ended June 30, 2012
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-in	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Interest	Equity
	(In thousands, except per share data)
	(Unaudited)
Balances, January 1, 2012	86,572,098	$863	$644,174	$557,055	$171,987	$1,374,079
Net income (loss)	—	—	—	6,829	(1,045)	5,784
Comprehensive income attributable to noncontrolling interest	—	—	—	—	2,467	2,467
Stock options exercised	16,835	—	117	—	—	117
Tax effect from share-based compensation arrangements	—	—	(300)	—	—	(300)
Share-based compensation costs	—	—	5,953	—	—	5,953
Balances, June 30, 2012	86,588,933	$863	$649,944	$563,884	$173,409	$1,388,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$5,784	$(11,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,716	99,072
Amortization of debt financing costs	6,256	4,304
Amortization of discounts on debt	1,811	1,626
Share-based compensation expense	5,953	5,953
Deferred income taxes	10,064	(4,991)
Noncash asset write-downs	15	6,444
Gain on insurance settlement	(6,323)	—
Gain on insurance subrogation settlement	(2,203)	—
Loss on early retirements of debt	—	20
Other operating activities	4,548	1,556
Changes in operating assets and liabilities:
Restricted cash	(1,417)	634
Accounts receivable, net	5,088	(48)
Inventories	(1,090)	1,402
Prepaid expenses and other current assets	(4,593)	(2,920)
Income taxes receivable	(51)	(1,023)
Other long-term tax assets	1,168	647
Other assets, net	(989)	(1,754)
Accounts payable and accrued liabilities	4,228	(2,263)
Income taxes	267	123
Other long-term tax liabilities	(18,786)	2,382
Other liabilities	(1,673)	(1,642)
Net cash provided by operating activities	108,773	97,568
Cash Flows from Investing Activities
Capital expenditures	(70,403)	(30,874)
Decrease in restricted investments	—	168
Other investing activities	2,334	55
Net cash used in investing activities	(68,069)	(30,651)
Cash Flows from Financing Activities
Borrowings under bank credit facility	488,500	35,920
Payments under bank credit facility	(672,450)	(35,920)
Borrowings under Borgata bank credit facility	354,500	365,700
Payments under Borgata bank credit facility	(370,500)	(406,600)
Proceeds from issuance of senior notes	350,000	—
Debt financing costs, net	(10,246)	(828)
Proceeds from issuance of non-recourse debt by variable interest entity	1,935	5,250
Payments on non-recourse debt of variable interest entity	(501)	(181)
Other financing activities	(243)	(101)
Net cash provided by (used in) financing activities	140,995	(36,760)
Change in cash and cash equivalents	181,699	30,157
Cash and cash equivalents, beginning of period	178,756	145,623
Cash and cash equivalents, end of period	$360,455	$175,780

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$115,177	$128,400
Cash paid (received) for income taxes, net	(1)	1,221
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$13,194	$4,087
Fair value adjustment on derivative instruments	—	11,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
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

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida. Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai-alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category in our segment information.

Echelon Development
Additionally, we own 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

(“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for another three to five years.

Pending Acquisition of Peninsula Gaming, LLC
On May 16, 2012, Boyd Gaming Corporation (“Boyd”) announced it has entered into an agreement to acquire Peninsula Gaming,LLC ("Peninsula Gaming" or “PGL”), a direct wholly-owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”). PGL owns and operates Diamond Jo casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off track betting facilities in Louisiana, Diamond Jo casino in Worth County, Iowa, Amelia Belle casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) near Wichita, Kansas. Boyd will acquire PGL pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into on May 16, 2012, by and among, Boyd, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd (“Holdco”), Boyd Acquisition Sub, LLC, an indirect wholly-owned subsidiary of Boyd (“Merger Sub”), PGP and PGL. The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into PGL, and PGL will be the surviving entity in the Merger. Following the Merger, PGL will be an indirect, wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, which was unanimously approved by the board of directors of Boyd and the board of managers of PGP, Boyd Gaming will acquire PGL for approximately $1.45 billion, net of certain expenses and adjustments, in the form of cash, debt financing and a promissory note issued by HoldCo, as described below. Of the $1.45 billion, $200.0 million was funded in cash from Boyd Gaming to Boyd Acquisition I, LLC, an indirect wholly-owned subsidiary of Boyd Gaming and the parent of HoldCo. At the closing of the Merger, HoldCo will issue the HoldCo Note in the approximate amount of $144.0 million to PGP, which amount is subject to adjustment pursuant to the Merger Agreement based on PGL's outstanding debt, cash, working capital, certain assets, liabilities and costs, and transaction expenses at the closing of the Merger. The HoldCo Note is also subject to adjustment after the closing of the Merger in connection with any indemnification claims or, at HoldCo's option, with respect to any Earnout Payment as described below, in each case, in accordance with the terms of the Merger Agreement. Boyd Gaming intends to finance the remaining approximately $1.1 billion with the proceeds of:

•
an anticipated new credit facility at PGL, which will consist of an $825.0 million term loan, which will be funded in full on the closing date of the Merger, and a $50.0 million revolver facility. Based on current estimates, we anticipate that upon the consummation of the Merger, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the revolver; and

•	$350.0 million aggregate principal amount of senior notes to be issued by Merger Sub (and a finance subsidiary, "Finance Sub") and assumed by Peninsula Gaming in connection with the Merger.

The new credit facility and senior notes are discussed in greater detail below.

In addition, HoldCo is obligated to make an Earnout Payment in 2016 if Kansas Star's EBITDA for 2015 exceeds $105.0 million. The Earnout Payment would be in an amount equal to 7.5 times any Kansas Star 2015 EBITDA over $105.0 million. If HoldCo is obligated to make the Earnout Payment, it may make such payment in cash, or increase the principal amount of the HoldCo Note by the amount of the Earnout Payment, as determined by HoldCo in its sole discretion. Under the Merger Agreement, the definition of “EBITDA” is specific for purposes of determining the Earnout Payment, and differs from the definition of EBITDA that we use in the presentation of our financial statements.

Subject to the satisfaction of various closing conditions and receipt of required regulatory approvals, we expect the transaction to close in the second half of the fourth quarter.

The following discussion summarizes the progress of the financing activities required to consummate the Merger.

New Credit Facility
In connection with the acquisition of Peninsula Gaming, we expect that Merger Sub will enter into a New Credit Facility (the “New Credit Facility”). Below is a summary of the expected terms of the New Credit Facility among Merger Sub (the “Initial Borrower”), various lenders, and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

issuer. Upon consummation of the acquisition of Peninsula Gaming, Peninsula Gaming will assume all assets and liabilities of the Initial Borrower and become the borrower under the New Credit Facility.

Amount and Maturity
Prior to the consummation of the acquisition, we intend that Merger Sub will enter into a new $875.0 million senior secured credit facility, which will consist of (a) an $825.0 million Term Loan (the “Term Loan”), and (b) a $50 million Revolver (the “Revolver”). The Term Loan will be funded concurrently with the closing of the acquisition. Based on current estimates, we anticipate that upon the consummation of the acquisition, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the Revolver. We expect that the New Credit Facility will have a maturity date of five years after the initial funding thereunder.

Guarantees and Collateral
We anticipate that following the consummation of the acquisition, Peninsula Gaming's obligations under the New Credit Facility, subject to certain exceptions, will be guaranteed by its subsidiaries and will be secured by the capital stock of its subsidiaries. In addition, subject to certain exceptions, we expect that Peninsula Gaming and each of the guarantors will grant the collateral agent first priority liens and security interests on substantially all of its real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the obligations under the New Credit Facility. The obligations under the Revolver will rank senior in right of payment to the obligations under the Term Loan.

Interest
We anticipate that the interest rate that will be charged on the outstanding balance from time to time under the New Credit Facility will be based upon, at the borrower's option, either: (i) the Eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. We anticipate that the “base rate” under the New Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. We anticipate that the applicable margin on the outstanding balance on the Revolver will be 3.00% with respect to base rate loans and 4.00% with respect to Eurodollar rate loans. We anticipate that the applicable margin on the outstanding balance of Term Loans will be 3.50% with respect to base rate loans and 4.50% with respect to Eurodollar rate loans, with a minimum Eurodollar rate for any interest period of 1.25%. We anticipate that the New Credit Facility will require us to pay commitment fees equal to 0.50% of the unused portion of the revolving facility.

Optional and Mandatory Prepayments
We expect that the New Credit Facility will require the borrower to prepay the loans with proceeds of any significant asset sale or event of loss. In addition, we expect that that the New Credit Facility will require the borrower to use a portion of its excess cash flow to prepay the loans as well as fixed quarterly amortization. We expect that the borrower will be able to terminate the Revolver without premium or penalty, upon payment of the outstanding amounts owed with respect thereto.

Certain Covenants
We anticipate that the New Credit Facility will contain customary affirmative and negative covenants (subject to customary exceptions) for financings of its type. We expect that the borrower will be required to maintain (i) a maximum consolidated leverage ratio over each twelve month period ending on the last day of each fiscal quarter, (ii) a minimum consolidated interest coverage ratio as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year. We expect that other covenants will, among other things, limit the borrower's ability to do the following (in each case, subject to certain exceptions):

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions;

•	merge or consolidate; and

•	engage in unrelated business activities.

In addition, we anticipate that the New Credit Facility will require that the borrower take certain actions, including maintaining

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

adequate insurance, and will require that the borrower cause its subsidiaries to take certain actions.

Events of Default
We anticipate that the New Credit Facility will contain customary events of default, including but not limited to:

•	non-payment of principal, interest or fees;

•	violations of certain covenants;

•	certain bankruptcy-related events;

•	unsatisfied judgments against us in excess of a specified threshold;

•	inaccuracy of representations and warranties in any material respect; and

•	cross defaults with certain other indebtedness.

We anticipate that the closing of the New Credit Facility will be conditioned upon the satisfaction of conditions precedent typical for a senior secured credit facility. Additionally, we anticipate that the initial funding under the New Credit Facility will be conditioned upon the consummation of the acquisition of Peninsula Gaming.

Senior Notes
On August 2, 2012, through our Merger Sub and Finance Sub, we priced the offering of the senior notes.  The aggregate principal amount of notes to be issued in the offering is $350 million.  The notes will bear interest at a rate of 8.375% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2013.  The senior notes will mature on February 15, 2018.  The closing of the offering is expected to occur on August 16, 2012, subject to the satisfaction of customary closing conditions.  Pending the consummation of the Acquisition, an amount equal to 100% of the issue price of the notes plus an amount that equals the amount of interest that will accrue on the notes from the issue date to, but not including, February 1, 2013 (the “Outside Date”) will be deposited into an escrow account. If the acquisition is not consummated by the Outside Date, or upon the occurrence of certain other events, the notes will be subject to a special mandatory redemption. The special mandatory redemption price will be a price equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest from the issue date of the notes up to, but not including, the payment date of such mandatory redemption. From and after the release of the escrow funds from the escrow account, the notes will be unsecured.

The notes will be fully and unconditionally guaranteed, on a joint and several basis, by the current and future domestic restricted subsidiaries of the issuer, and upon consummation of the Acquisition, the current domestic subsidiaries of Peninsula. The indenture governing the notes will contain certain restrictive covenants regarding, among other things, incurrence of debt and liens, investments, sales of assets, mergers and consolidations and dividends and distributions by the issuer and its restricted subsidiaries.

The senior notes have not been, and will not be, registered under the Securities Act of 1933, as amended, (the “Securities Act”) and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Basis of Presentation
Interim Condensed Consolidated Financial Statements
As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, ("GAAP") have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of June 30, 2012, the results of our operations for the three and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011. The condensed consolidated balance sheet as of June 30, 2012 is unaudited; however the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

Principles of Consolidation

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries.

Acquisition of IP
On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million. Our condensed consolidated financial statements include the financial position of IP as of June 30, 2012 and December 31, 2011, the results of its operations for the three and six months ended June 30, 2012 and its cash flows for the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, approximately$303.9 million and $309.5 million, respectively, of our consolidated total assets are related to IP.

Consolidation of Borgata
Our condensed consolidated financial statements include the financial position of Borgata as of June 30, 2012 and December 31, 2011; its results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, approximately $1.43 billion and $1.44 billion, respectively, of our consolidated total assets are related to Borgata.

Consolidation of LVE
Additionally, our condensed consolidated financial statements include the financial position of LVE as of June 30, 2012 and December 31, 2011, its results of operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. At June 30, 2012, and December 31, 2011, approximately $189.5 million and $189.9 million, respectively, of our consolidated total assets related to LVE, however, certain of these assets, approximating $163.8 million at both respective dates are pledged as security on LVE's outstanding construction loan advances, and an additional $21.4 million at both respective dates of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.

We presently believe that substantially all activities of our variable interest in an energy and sales agreement ("ESA") with Las Vegas Energy Partners, LLC ("LVE") are presently performed for our benefit. Pursuant to the terms of the ESA, we are obligated to purchase substantially all of its thermal output at a fixed and variable pricing arrangement that protects LVE from commodity risk. This agreement is long-term in duration, terming for 25 years from the commencement of the commercial operations of Echelon. Additionally, during the period of suspension, we are obligated to pay fees to LVE to subsidize the holding costs of the facility. We have a fixed price purchase option to purchase the assets of LVE, subject to certain possible adjustments, but have no future obligation to absorb any operating losses or otherwise provide financial support, except as contractually provided as described above. We do not hold any equity interest in LVE and have not guaranteed any of its outstanding debt obligations, nor would such debt have recourse to any of our lenders, note holders or general creditors. However, accounting guidance requires us to consolidate LVE for financial statement purposes.

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

Gains or losses on disposals of assets are recognized as incurred, using the specific identification method. Costs of major

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

We evaluate our investment in assets held for development in accordance with the authoritative accounting guidance on impairment or disposal of long lived assets. For a long-lived asset to be held and used, such as these assets under development, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using an undiscounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. For these assets under development, future cash flows include remaining construction costs.

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the three and six months ended June 30, 2012 was $0.3 million and $0.7 million, respectively.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Long-Term Debt, Net
Long-term debt is reported at amortized cost. Any discount and underwriting or other transaction costs paid to the initial purchasers or lenders upon issuance of our debt instruments are recorded as an adjustment to the face amount of our outstanding debt. This resulting difference between the net proceeds upon issuance and the face amount of the underlying debt is accreted to interest expense using the effective interest method over the term of the underlying debt.

Noncontrolling Interest
At June 30, 2012 and December 31, 2011, noncontrolling interests are comprised of: (i) the 50% interest in Borgata, held in trust for the economic benefit of another 50% interest holder; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity, which is consolidated in our condensed financial statements, but in which we hold no equity interest. Noncontrolling interests includes the portion of the ownership in Borgata not directly attributable to Boyd Gaming Corporation, as well as the ownership of LVE, none of which is attributable to Boyd Gaming Corporation, which are reported as a separate component of our stockholders' equity in our condensed consolidated balance sheet. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as a promotional allowance. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for cash play, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance.
The amounts included in promotional allowances for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Rooms	$35,991	$30,718	$70,673	$60,822
Food and beverage	46,821	41,070	95,119	83,564
Other	27,741	28,686	55,387	54,776
Total promotional allowances	$110,553	$100,474	$221,179	$199,162

The estimated costs of providing such promotional allowances for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Rooms	$15,352	$13,044	$29,099	$26,117
Food and beverage	45,279	37,752	85,507	76,237
Other	6,462	4,189	11,886	7,986
Total cost of promotional allowances	$67,093	$54,985	$126,492	$110,340

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $67.8 million and $63.5 million for the three months ended June 30, 2012 and 2011, respectively, and $139.1 million and $127.3 million for the six months ended June 30, 2012 and 2011, respectively.

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
For the six months ended June 30, 2012, in accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate to year-to-date income. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three and six months ended June 30, 2012, largely due to the volatility in our quarterly operating results, variations in permanent differences and the geographic mix of our income (loss) for the year. As such, we believe this method provides the most reliable estimate of year-to-date income tax expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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
Tax positions, failing to qualify for initial recognition, are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Unrecognized tax benefits at June 30, 2012 and December 31, 2011 are $21.9 million and $42.3 million, respectively. Included in the $21.9 million balance of unrecognized tax benefits at June 30, 2012, are $6.8 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. We have accrued $8.2 million and $12.6 million of interest and penalties in our consolidated balance sheets as of June 30, 2012 and December 31, 2011.
During the six months ended June 30, 2012, we reached an agreement with the Appeals Division in our Internal Revenue Service examination for tax years ended 2001 through 2004. We reduced our federal unrecognized tax benefits, primarily related to the settlement, by approximately $20.8 million on a net basis, of which $0.1 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our federal unrecognized tax benefits by approximately $5.1 million and recorded a $3.4 million benefit to our tax provision.
The Internal Revenue Service is currently examining our federal income tax returns for the tax years 2005 through 2009. It is difficult to determine when this examination will be closed but we do not currently believe that we will reach resolution within the next twelve-month period. Furthermore, we do not anticipate any material changes to our June 30, 2012 balance of unrecognized tax benefits over the next twelve-month period.
Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share calculations for the three and six months ended June 30, 2012 and 2011, consisted of the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares outstanding:
Basic	87,588	87,204	87,559	87,181
Potential dilutive effect	241	—	419	—
Diluted	87,829	87,204	87,978	87,181

Anti-dilutive options totaling 9.4 million and 8.1 million have been excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2012, respectively, as these shares were out of the money. Due to the net losses

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

for the three and six months ended June 30, 2011, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding. Such exclusion included anti-dilutive options totaling 7.8 million that have been excluded from the computation of dilutive earnings per share during each of the three and six months ended June 30, 2011, as these shares were out of the money.

Comprehensive Income
In January 2012, the Company adopted guidance requiring the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying condensed consolidated statements of comprehensive income. The cumulative balance of other comprehensive income consists solely of fair value adjustments related to hedged derivative instruments held by the variable interest entity.

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

In addition to this total consideration, the Company is in the process of performing certain capital improvement projects with respect to the property at an estimated cost of $44.0 million. Pursuant to the terms of the agreement, to the extent that the costs of the capital improvements exceed the original cost estimate, the Company will be solely responsible for the additional costs; however, to the extent that costs are less than the original cost estimate, the Company is obligated to pay the seller an amount equal to one-half of the difference between the actual costs and the original estimated costs. The Company has not recorded any contingent consideration as a result; however, as it is presently likely that these capital improvements will require the entire $44.0 million spend. During the three and six months ended June 30, 2012, the Company has incurred $8.5 million and $11.7 million, respectively, in capital improvement expenditures related to these projects. Cumulative total project expenditures were $13.2 million through June 30, 2012.

Condensed Statements of Operations
The following supplemental information presents the financial results of IP included in the Company's consolidated statement of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

operations for the three and six months ended June 30, 2012.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(In thousands)
Condensed Statements of Operations
Net revenues	$47,339	$96,350
Operating income	$6,626	$14,465

Other Acquisitions
Development Agreement
In September 2011, the Company acquired the membership interests of a limited liability company (the "LLC") for a purchase price of $24.5 million. The primary asset of the LLC is a previously executed development agreement (the "Development Agreement") with Wilton Rancheria, a federally recognized tribe (the "Tribe"). The Development Agreement establishes the terms between the LLC and the Tribe under which a gaming facility will be developed on the Tribe's land. The Development Agreement provides a fee of 5% of gross revenues of the gaming operations, (subject to a maximum percentage capped by Indian Gaming Regulation), upon completion of development, and for a subsequent period of seven years.

The fair value of the assets of the LLC was allocated in our consolidated financial statements as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Assets acquired (at initial fair value):
Intangible value of Development Agreement	$21,373	$21,373
Note receivable from Tribe (at present value)	3,663	3,077
Purchase price	$25,036	$24,450

Other than the obligation under the Development Agreement to develop the gaming facility, there were no liabilities assumed in connection with the acquisition of the LLC. In addition to approximately $4.5 million expended by the prior owners of the LLC related to pre-development efforts, we are obligated to fund certain pre-development costs, which are estimated to be approximately $1 million to $2 million annually, for the next several years. These costs are reimbursable to us with future cash flows from the operations of the gaming facility and are evidenced by a note receivable from the Tribe, which was discounted to fair value, thereby resulting in an accretion of interest on the outstanding balance. As of June 30, 2012, we have not funded any pre-development costs.

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

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the New Jersey Casino

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Variable Interest
LVE Energy Partners, LLC
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts LLC ("Echelon Resorts"), we have entered into an Energy Sales Agreement ("ESA") with LVE to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. In April 2007, we entered into an ESA with LVE to provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

other joint venture entities associated with the Echelon development project or other third parties.

New consolidation guidance regarding the variable interest model became effective on January 1, 2010. Under this new qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. The authoritative literature on consolidations provides the following guidance related to variable interest entities.

•
a qualitative approach for identifying the primary beneficiary of a variable interest entity based on (i) the power to direct activities that most significantly impact the economic performance of the entity, and (ii) the obligation to absorb losses or right to receive benefits that could be significant to the entity; and

•
ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and separate disclosure by the primary beneficiary on the face of the balance sheet to identify (i) assets that can only be used to settle obligations of the variable interest entity, and (ii) liabilities for which creditors do not have recourse to the primary beneficiary.

For the following quantitative and qualitative reasons, we presently believe that substantially all of LVE's activities are presently performed for our benefit. Pursuant to the terms of the ESA, we are obligated to purchase substantially all of its thermal output at a fixed and variable pricing arrangement that protects LVE from commodity risk. This agreement is long-term in duration, terming for 25 years from the commencement of the commercial operations of Echelon. Additionally, during the period of suspension, we are obligated to pay fees to LVE to subsidize the holding costs of the facility. We have a fixed price purchase option to purchase the assets of LVE, subject to certain possible adjustments, but have no future obligation to absorb any operating losses or otherwise provide financial support, except as contractually provided as described above. We do not hold any equity interest in LVE and have not guaranteed any of its outstanding debt obligations, nor would such debt have recourse to any of our lenders, note holders or general creditors.

This guidance required us to consolidate LVE for financial statement purposes, as we determined that we are presently the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

The effects of the consolidation of LVE on our financial position as of June 30, 2012 and December 31, 2011, and its impact on our results of operations for the three and six months ended June 30, 2012 and 2011 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations are presented below.

The impact on our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	June 30, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$525,062	$1,817	$—	$526,879
Property and equipment, net	3,520,408	—	—	3,520,408
Assets held for development	926,392	163,806	—	1,090,198
Debt financing costs, net	25,809	2,500	—	28,309
Restricted investments	—	21,367	—	21,367
Other assets	66,837	—	—	66,837
Intangible assets, net	571,374	—	—	571,374
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,849,458	$189,490	$—	$6,038,948

LIABILITIES
Current maturities of long-term debt	$53,211	$—	$—	$53,211
Accounts payable	88,700	89	—	88,789
Accrued and other liabilities	316,456	859	—	317,315
Income taxes payable	867	—	—	867
Non-recourse obligations of variable interest entity	—	31,621	—	31,621
Long-term debt, net of current maturities	3,480,965	—	—	3,480,965
Deferred income taxes	384,143	—	—	384,143
Long-term tax and other liabilities	89,861	11,597	—	101,458
Non-recourse obligations of variable interest entity	—	192,479	—	192,479

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	649,944	—	—	649,944
Retained earnings	563,884	—	—	563,884
Noncontrolling interest	220,564	(47,155)	—	173,409
Total Liabilities and Stockholders' Equity	$5,849,458	$189,490	$—	$6,038,948

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$340,762	$2,132	—	$342,894
Property and equipment, net	3,542,108	—	—	3,542,108
Assets held for development	926,013	163,806	—	1,089,819
Debt financing costs, net	29,544	2,555	—	32,099
Restricted investments	—	21,367	—	21,367
Other assets	67,173	—	—	67,173
Intangible assets, net	574,018	—	—	574,018
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,693,194	$189,860	$—	$5,883,054

LIABILITIES
Current maturities of long-term debt	$43,230	$—	$—	$43,230
Accounts payable	97,727	288	—	98,015
Accrued and other liabilities	294,578	881	—	295,459
Income taxes payable	5,630	—	—	5,630
Non-recourse obligations of variable interest entity	—	29,686	—	29,686
Long-term debt, net of current maturities	3,347,226	—	—	3,347,226
Deferred income taxes	379,958	—	—	379,958
Long-term tax and other liabilities	101,747	15,044	—	116,791
Non-recourse obligations of variable interest entity	—	192,980	—	192,980

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	644,174	—	—	644,174
Retained earnings	557,055	—	—	557,055
Noncontrolling interest	221,006	(49,019)	—	171,987
Total Liabilities and Stockholders' Equity	$5,693,194	$189,860	$—	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

The summarized impact on our condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$35,825	$2,724	$(2,724)	$35,825

COSTS AND EXPENSES
Selling, general and administrative	$110,448	$6	$—	$110,454
Preopening expenses	$4,934	$—	$(2,724)	$2,210

Operating income	$55,521	$2,718	$—	$58,239

Other expense
Interest expense, net	62,139	2,649	—	64,788

Income (loss) before income taxes	$(6,210)	$69	$—	$(6,141)
Income taxes	5,450	—	—	5,450
Net income (loss)	$(760)	$69	$—	$(691)
Net (income) loss attributable to noncontrolling interest	1,737	—	(69)	1,668
Net income (loss) attributable to Boyd Gaming Corporation	$977	$69	$(69)	$977

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended June 30, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$33,276	$2,769	$(2,769)	$33,276

COSTS AND EXPENSES
Maintenance and utilities	$36,739	$34	$—	$36,773
Preopening expenses	$4,510	$—	$(2,769)	$1,741

Operating income	$59,255	$2,735	$—	$61,990

Other expense
Interest expense, net	61,387	5,307	—	66,694

Income (loss) before income taxes	$(2,160)	$(2,572)	$—	$(4,732)
Income taxes	(911)	—	—	(911)
Net income (loss)	$(3,071)	$(2,572)	$—	$(5,643)
Net (income) loss attributable to noncontrolling interest	120	—	2,572	2,692
Net income (loss) attributable to Boyd Gaming Corporation	$(2,951)	$(2,572)	$2,572	$(2,951)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Six Months Ended June 30, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$71,657	$5,448	$(5,448)	$71,657

COSTS AND EXPENSES
Selling, general and administrative	$220,162	$9	$—	$220,171
Preopening expenses	$9,318	$—	$(5,448)	$3,870

Operating income	$129,382	$5,439	$—	$134,821

Other expense
Interest expenses, net	122,574	6,042	—	128,616

Income (loss) before income taxes	$7,220	$(603)	$—	$6,617
Income taxes	(833)	—	—	(833)
Net loss	$6,387	$(603)	$—	$5,784
Net (income) loss attributable to noncontrolling interest	442	—	603	1,045
Net income (loss) attributable to Boyd Gaming Corporation	$6,829	$(603)	$603	$6,829

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Six Months Ended June 30, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$66,307	$5,410	$(5,410)	$66,307

COSTS AND EXPENSES
Maintenance and utilities	$73,257	$931	$—	$74,188
Preopening expenses	$8,982	$—	$(5,410)	$3,572

Operating income	$105,615	$4,479	$—	$110,094

Other expense
Interest expense, net	118,551	5,434	—	123,985

Income (loss) before income taxes	$(13,196)	$(955)	$—	$(14,151)
Income taxes	2,197	—	—	2,197
Net income (loss)	$(10,999)	$(955)	$—	$(11,954)
Net (income) loss attributable to noncontrolling interest	4,527	—	955	5,482
Net income (loss) attributable to Boyd Gaming Corporation	$(6,472)	$(955)	$955	$(6,472)

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee is recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it is actually paid to LVE directly on a monthly basis.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Land	$614,697	$614,697
Buildings and improvements	3,529,008	3,513,230
Furniture and equipment	1,217,378	1,185,737
Riverboats and barges	168,237	168,204
Other	51,737	37,368
Total property and equipment	5,581,057	5,519,236
Less accumulated depreciation	2,060,649	1,977,128
Property and equipment, net	$3,520,408	$3,542,108

Depreciation expense for the three months ended June 30, 2012 and 2011 was $49.5 million and $46.4 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $98.4 million and $92.1 million, respectively. The

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

amounts recorded during the six months ended June 30, 2011 include the effect of certain measurement period adjustments related to the consolidation of Borgata.

Other property and equipment presented in the table above primarily relates to costs capitalized in conjunction with major improvements, including construction in process, that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

NOTE 5.    ASSETS HELD FOR DEVELOPMENT
Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Echelon Project Infrastructure
Land	$215,969	$215,969
Construction and development costs	501,166	500,787
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	163,806	163,806
Total assets held for development	$1,090,198	$1,089,819

Echelon Project Infrastructure
At June 30, 2012, and December 31, 2011, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

We expect to capitalize certain costs of $4.2 million, principally related to site beautification during the year ending December 31, 2012. Additionally we expect to incur recurring costs ranging from $0.3 million to $0.5 million annually, principally related to such items as site preparation work, underground utility installation, infrastructure and consulting.

In addition, we expect recurring project costs, consisting primarily of monthly charges related to the central energy center, site security, property taxes, rent and insurance, ranging from $15.5 million to $17.0 million per annum that will be charged to preopening or other expense as incurred during the project's suspension period.

As referenced in Note 12, Commitments and Contingencies, these capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to the ESA entered into between Echelon and LVE.
Impairment Consideration
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
We initially performed this evaluation during the year ended December 31, 2009, when the continued suspension was announced, and have reconsidered our assumptions on a regular basis since such date. However, due to the degradation in economic conditions

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

in the intervening period, we re-performed these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our initial cash flow assumptions. The outcome of this evaluation did not result in an impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.1 billion at December 31, 2011. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability.
Our analysis is predicated on the most viable options for the conversion of this development. One such scenario includes the outright sale of the project as is, which is primarily based upon land value. We considered the land value by analyzing recent sales transactions of sites with similar characteristics such as location, zoning, access, and visibility, to establish a general understanding of the potential comparable sales. The recoverability under this option represented any excess sales price, net of estimated selling costs, from the land over the carrying value of the assets, including land held for development.
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

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 9, Non-recourse Obligations of Variable Interest Entity.

NOTE 6.    INTANGIBLE ASSETS

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Intangible assets consist of the following:

	June 30, 2012
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	1.7 years	$17,700	$(12,149)	$—	$5,551
Favorable lease rates	35.9 years	45,370	(8,346)	—	37,024
Development agreement	9.3 years	21,373	—	—	21,373
		84,443	(20,495)	—	63,948

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
Balance, June 30, 2012		$793,329	$(54,455)	$(167,500)	$571,374

	December 31, 2011
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	2.2 years	$17,700	$(10,026)	$—	$7,674
Favorable lease rates	36.4 years	45,370	(7,825)	—	37,545
Development agreement	9.8 years	21,373	—	—	21,373
		84,443	(17,851)	—	66,592

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
Balance, December 31, 2011		$793,329	$(51,811)	$(167,500)	$574,018

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

Favorable Lease Rates
Favorable lease rates represent the rental rates for assumed land leases that are favorable to comparable market rates. The fair value is determined on a technique whereby the difference between the lease rate and the then current market rate for the remaining

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Indefinite Lived Intangible Assets
Trademarks
Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the Borgata name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for 15 years.

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

Activity For the Six Months Ended June 30, 2012 and 2011
The following table sets forth the changes in these intangible assets during the six months ended June 30, 2012 and 2011:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Customer Relationships		Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Six Months Ended June 30, 2012
Balance, December 31, 2011	$7,674		$37,545	$21,373	$136,000	$371,426	$574,018
Additions	—		—	—	—	—	—
Impairments	—		—	—	—	—	—
Amortization	(2,123)		(521)	—	—	—	(2,644)
Balance, June 30, 2012	$5,551		$37,024	$21,373	$136,000	$371,426	$571,374

Six Months Ended June 30, 2011
Balance, December 31, 2010	$14,000		$38,588	$—	$115,700	$371,426	$539,714
Additions	—		—	—	—	—	—
Impairments	—		—	—	(5,000)	—	(5,000)
Amortization	(6,871)	—	(521)	—	—	—	(7,392)
Balance, June 30, 2011	$7,129		$38,067	$—	$110,700	$371,426	$527,322

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining two-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.8 years. Future amortization is as follows:

	Customer Relationships	Favorable Lease Rates	Development Agreement	Total
	(In thousands)
For the year or partial year ending December 31,
Remainder of 2012	$2,960	$522	$—	$3,482
2013	2,591	1,043	—	3,634
2014	—	1,043	1,053	2,096
2015	—	1,043	2,401	3,444
2016	—	1,043	2,689	3,732
Thereafter	—	32,330	15,230	47,560
Total future amortization	$5,551	$37,024	$21,373	$63,948

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test.

Impairment Considerations
Intangible assets include gaming license rights, trademarks and customer lists. Indefinite lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.

Interim Testing
During the first quarter of 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business upon the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Annual Testing
The results of our annual scheduled impairment test of indefinite-lived intangible assets, performed during the second quarters of 2012 and 2011, did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could result in a future impairment charge, which could have a material adverse impact on our consolidated financial statements.
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

NOTE 7. GOODWILL
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized and consists of the following:

	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
	(In thousands)
Goodwill, net by Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	50,671	—	(50,671)	—
Balance, June 30, 2012	$435,860	$(6,134)	$(216,150)	$213,576

We evaluate goodwill using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guidelines company method. Specifically, the income approach focuses on the expected cash flow of the subject reporting unit, considering the available cash flow for a finite period of years. Available cash flow is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The underlying premise of the income approach is that the value of goodwill can be measured by the present value of the net economic benefit to be received over the life of the reporting unit. The market approach focuses on comparing the reporting unit to selected reasonable similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonable expected to be realized from the sale of the subject reporting unit.

Impairment Testing

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

We perform an annual impairment test of our goodwill in the second quarter of each year, which resulted in no impairment charge as of such measurement dates in 2012 or 2011. However, if our estimates of projected cash flows related to these properties are not achieved, or our enterprise values are significantly adversely affected by economic changes, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next scheduled annual impairment test, which could have a material adverse impact on our consolidated financial statements.

NOTE 8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Payroll and related expenses	$88,397	$80,720
Interest	40,880	41,344
Gaming liabilities	81,192	76,591
Accrued expenses and other liabilities	106,846	96,804
Total accrued liabilities	$317,315	$295,459

NOTE 9.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt of LVE and is comprised of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Non-recourse obligations of variable interest entity, current:
Notes payable to members	$31,621	$29,686

Non-recourse obligations of variable interest entity, long-term:
Construction and term loan facility	$119,479	$119,980
Tax-exempt variable rate bonds	73,000	73,000
	192,479	192,980
Total non-recourse obligations of variable interest entity	$224,100	$222,666

Assets serving as collateral for these debt obligations, primarily consist of certain assets held for development, and restricted investments that had a carrying value of $163.8 million and $21.4 million at both June 30, 2012 and December 31, 2011.

The condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 includes income of less than $0.1 million and a loss of $2.6 million, respectively, related to LVE. The condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 include a loss of $0.6 million and a loss of $1.0 million, respectively, related to LVE. The condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 reflect $1.4 million and $6.1 million of net operating cash outflows, respectively, related to this consolidated variable interest entity. None of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $119.5 million and $120.0 million were outstanding at June 30, 2012 and December 31, 2011, respectively. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. The original loan maturities

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

NOTE 10.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	June 30, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,448,800	$(5,805)	$(3,732)	$1,439,263
9.125% senior notes due 2018	500,000	—	(7,938)	492,062
9.00% senior notes due 2020	350,000	—	(9,897)	340,103
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	10,710	—	—	10,710
	$2,765,928	$(5,805)	$(21,567)	$2,738,556

Borgata Debt:
Bank credit facility	$24,200	$—	$—	$24,200
9.50% senior secured notes due 2015	398,000	(2,907)	(6,827)	388,266
9.875% senior secured notes due 2018	393,500	(2,238)	(8,108)	383,154
	$815,700	$(5,145)	$(14,935)	$795,620
Less current maturities	53,211	—	—	53,211
Long-term debt, net	$3,528,417	$(10,950)	$(36,502)	$3,480,965

	December 31, 2011
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,632,750	$(4,318)	$(6,717)	$1,621,715
9.125% senior notes due 2018	500,000	—	(8,556)	491,444
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,071	—	—	11,071
	$2,600,239	$(4,318)	$(15,273)	$2,580,648

Borgata Debt:
Bank credit facility	$40,200	$—	$—	$40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	831,700	(5,637)	(16,255)	809,808
Less current maturities	43,230	—	—	43,230
Long-term debt, net	$3,388,709	$(9,955)	$(31,528)	$3,347,226

Boyd Gaming Corporation Debt
Bank Credit Facility
Agreement

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

In December 2010, we entered into an Amendment and Restatement Agreement among certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the effective date. All capitalized terms used in this note not otherwise defined herein have the meanings ascribed to such terms in the Credit Facility.

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$620,000	$807,000
Initial Term Loan	462,500	475,000
Incremental Term Loan	331,713	338,965
Swing Loan	25,050	750
Total outstanding borrowings under Credit Facility, net	$1,439,263	$1,621,715

Availability
Presently, our Credit Facility is comprised of the following components and commitments:

	Original Commitment	Present Commitment	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$960,000	$300,405
Initial Term Loan	500,000	500,000	—
Incremental Term Loan	—	350,000	—
Total commitments under Credit Facility	$1,460,000	$1,810,000	$300,405

Extended Revolving Facility
Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million through additional revolving credit or term loans under the Credit Facility.

Lender Joinder Agreement
On May 30, 2012, we entered into a lender joinder agreement (the "Lender Joinder Agreement") among the Company, Bank of America, N.A. ("Bank of America"), Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, each as an increasing lender, and Bank of America, as the administrative agent, providing for, among other things, an incremental Class A Revolving Commitment (as defined in the Company's Second Amended and Restated Credit Agreement, dated as of December 17, 2010, among the lenders party thereto, Bank of America, as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender in the amount of $150 million (the "Increased Revolving Commitment"). The Increased Revolving Commitment became effective and the initial revolving loans were funded thereunder on May 30, 2012.

Pursuant to the Lender Joinder Agreement, concurrently with the closing of the 9.00% senior notes due 2020 offering (see 9.00% Senior Notes due 2020 below), we were required to give an irrevocable notice of election to permanently reduce the Class A

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Revolving Commitment under the Credit Facility by $150 million, which became effective with the issuance of the 9.00% senior notes on June 8, 2012.

Initial Term Loan
The Credit Facility included the conversion of certain outstanding revolving commitments to a term loan in the amount of $500 million (the "Initial Term Loan"). Pursuant to the terms of the Credit Facility, the Initial Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to term loans under the Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio.

Increased Term Loan
In November 2011, we exercised $350 million of the $500 million increase option under our Credit Facility through an Increased Term Loan.The proceeds from the Increased Term Loan were used to repay the outstanding Non-Extended Revolving Facility, and all related commitments thereunder were terminated. Pursuant to its terms, the Increased Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Increased Term Loan is a Eurodollar Rate Loan, the Increased Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Increased Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest period plus 3.75%.

Interest and Fees
The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.00% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Credit Facility. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The letter of credit fees under the Credit Facility remain the same as those under the Credit Facility; however, the margins payable to Extending Lenders are based on the margins applicable to the Extended Revolving Facility. Subject to certain conditions, amounts outstanding under the Credit Facility may be prepaid without premium or penalty, and the unutilized portion of any of the commitments may be terminated without penalty.

The blended interest rate for outstanding borrowings under our Credit Facility was 4.3% and 4.2% at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, approximately $1.45 billion was outstanding under our Credit Facility, with $14.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $300.4 million

Guarantees
The Company's obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.

Financial and Other Covenants
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio is calculated as (a) twelve-month trailing Consolidated EBITDA, to (b)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently our Maximum Secured Leverage Ratio is set at 4.25 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the minimum ratio decreases to a low of 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at June 30, 2012, we were in compliance with the Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at June 30, 2012, were 2.55 to 1.00, 7.05 to 1.00 and 3.69 to 1.00, respectively.

At June 30, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 9.20% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at June 30, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that a 18.10% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at June 30, 2012, assuming our current level of interest expense remains constant, we estimate that a 21.40% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

Debt Financing Costs
In conjunction with the Credit Facility and the subsequent issuance of the Increased Term Loan, we incurred approximately $20.6 million and $13.9 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Credit Facility. In May 2012, in conjunction with the Lender Joinder Agreement and the subsequent issuance of the Incremental Term Loan, we incurred approximately $1.5 million of incremental debt financing costs, which were expensed when this borrowing was repaid, due to the reduction in available commitment under the Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at June 30, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at June 30, 2012. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes. At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes on June 8, 2012, the date the 9.00% notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we will file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, consummate the exchange offer within 365 days of the issuance of the 2020 notes, and in certain circumstances, if required by the registration rights agreement, file a shelf registration statement.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

governing the notes). We believe that we are in compliance with these covenants at June 30, 2012. Presently, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, and principal repayment of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

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

At June 30, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $24.2 million, which bore an interest rate of 4.4%. Contractual availability under the Borgata bank credit facility, as amended, at June 30, 2012 was $50.8 million.
Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA, which, at June 30, 2012, was $162.2 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the three and six months ended June 30, 2012, we did not incur any incremental debt financing costs and incurred approximately $0.4 million during the three months end March 31, 2011 related to the Borgata bank credit facility, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2012.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2012.

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
Original Issue Discount

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At June 30, 2012, the effective interest rate on the 9.5% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility. At June 30, 2012, the outstanding balance under the amended credit facility was $24.2 million leaving contractual availability of $50.8 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	Long-Term Debt
	Boyd Gaming	Borgata	Total
	(In thousands)
For the year or partial year ending December 31,
Remainder of 2012	$21,620	$—	$21,620
2013	52,841	—	52,841
2014	258,168	24,200	282,368
2015	1,342,549	398,000	1,740,549
2016	240,750	—	240,750
Thereafter	850,000	393,500	1,243,500
Total outstanding principal of long-term debt	$2,765,928	$815,700	$3,581,628

NOTE 11.     DERIVATIVE INSTRUMENTS
We have utilized derivative instruments to manage interest rate risk.

Interest Rate Swap Agreements
The Company previously entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Credit Facility, which matured on June 30, 2011. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating rate debt to a fixed rate.

Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. During the three and six months ended June 30, 2011, we designated certain interest rate swaps as cash flow hedges.

Classification of Changes in Fair Value
The effect of derivative instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2011 was as follows (in thousands):

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

		Location of Gain	Gain (Loss)
		(Loss) Reclassified	Reclassified
	Gain Recognized in	from AOCI	from AOCI
Derivatives in a Cash Flow Hedging Relationship -	OCI on Derivative	into Income	Into Income
Interest Rate Swap Contracts	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three Months Ended
June 30, 2011	$—	Interest expense	$(6,063)
Six Months Ended
June 30, 2011	$—		$(11,824)

	Location of Gain	Gain (Loss)
	(Loss) Reclassified	Reclassified
	from AOCI	from AOCI
Derivatives Not Designated as Hedging Instruments -	into Income	Into Income
Interest Rate Swap Contracts	(Ineffective Portion)	(Ineffective Portion)
Three Months Ended
June 30, 2011	Fair value adjustment of derivative instruments	$48
Six Months Ended
June 30, 2011	Fair value adjustment of derivative instruments	$265

Due to the maturity of the floating-to-fixed interest rate swaps in June 2011, there was no interest expense recorded during the three and six months ended June 30, 2012.

Due to the de-designation of the floating-to-fixed interest rate swaps in October 2010, we recognized a $0.3 million loss on the change in fair value of these swaps during the six months ended June 30, 2011. In addition, the Company amortized $6.1 million and $11.8 million during the three and six months ended June 30, 2011, respectively, through other comprehensive income related to these and other derivatives that were previously de-designated as hedging instruments.

NOTE 12.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012, except for: (i) the pending acquisition of Peninsula Gaming, as further discussed in Note 1, Summary of Significant Accounting Policies; and (ii) the issuance of $350 million aggregate principal amount of 9.00% senior notes due July 2020, as further discussed in Note 10, Long-Term Debt.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.3 million to $20.8 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the Judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission ("Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and holding two workshops for public comment in April and May of 2012. The Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. Additionally, the Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due, as well as the removal of the imposition of all penalties and interest on such tax. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to February 15, 2012, the date of enforcement per the Department's policy directive, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment would not exceed $0.3 million, as of June 30, 2012.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against provisional bills received in years 2007 through 2012, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. During February 2012, the county set tax rates for 2007 and provided confirmation on the amount of our replacement tax credit. During the six months ended, June 30, 2012, we recognized an incremental benefit of $0.7 million as a result of the replacement tax credit.
Although we have not received valuation notices for years 2010 through 2012, or final tax rates for the years 2008 through 2012, we believe the assessments for the period from January 1, 2008 through June 30, 2012 could result in a total property tax obligation ranging between $10.4 million and $15.0 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.0 million for this property tax liability as of June 30, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2008 through June 30, 2012, which have not been received as of June 30, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our Credit Facility.

During the six months ended June 30, 2012 and 2011, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Dividends are declared at our Board of Director's discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2012 or 2011.

Restricted Stock Units
We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service to the Company. In May 2012, certain members of our Board of Directors were granted RSUs, totaling approximately 109,000 units with a grant date fair value of $7.24 per share and recorded approximately $0.8 million of share-based compensation expense. In May 2011, certain members of our Board of Directors were granted RSUs, totaling approximately 71,000 units with a grant date fair value of $9.51 per share and recorded approximately $0.7 million of share-based compensation expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Gaming	$58	$52	$117	$104
Food and beverage	12	10	23	20
Room	6	4	11	9
Selling, general and administrative	299	266	596	531
Corporate expense	2,462	1,808	5,206	5,289
Total shared-based compensation expense	$2,837	$2,140	$5,953	$5,953

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
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

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Fair value adjustment of derivative instruments	$—	$6,063	$—	$11,824
Tax effect	—	(2,177)	—	(4,230)
Fair value adjustment of derivative instruments, net of tax	$—	$3,886	$—	$7,594

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Changes in the noncontrolling interest during the six months ended June 31, 2012 are as follows:

	Six Months Ended June 30, 2012
	Borgata	LVE	Total
	(In thousands)
Balance, January 1, 2012	$221,006	$(49,019)	$171,987
Attributable net loss	(442)	(603)	(1,045)
Comprehensive income	—	2,467	2,467
Balance, June 30, 2012	$220,564	$(47,155)	$173,409

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

These derivatives were de-designated as hedged instruments in July 2011.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	June 30, 2012
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$360,455	$360,455	$—	$—
Restricted cash	17,170	17,170	—	—

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$178,756	$178,756	$—	$—
Restricted cash	15,753	15,753	—	—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2012 and December 31, 2011.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,448,800	$1,431,325	$1,404,016	Level 2
9.125% Senior Notes due 2018	500,000	500,000	522,500	Level 1
9.00% Senior Notes due 2020	350,000	340,103	352,625	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,207	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	235,935	Level 1
Other	10,710	10,710	10,175	Level 3
Borgata Debt:
Borgata bank credit facility	24,200	24,200	24,200	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	388,266	390,239	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	383,154	369,890	Level 1
Total debt	$3,581,628	$3,534,176	$3,525,787

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about June 30, 2012 and December 31, 2011. The estimated fair value of Borgata's bank credit facility at June 30, 2012 and December 31, 2011 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of June 30, 2012 and December 31, 2011, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during six months ended June 30, 2012 or the year ended December 31, 2011.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At June 30, 2012 and December 31, 2011, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 17.    OTHER OPERATING ITEMS, NET
Other operating items, net, are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Acquisition related expenses	$6,242	$370	$6,272	$370
Gain on insurance settlement, net of flood expenses	(6,294)	1,143	(6,091)	1,143
Gain on insurance proceeds, net of asset write downs	(2,144)	852	(2,130)	929
Impairment of trademark	—	—	—	5,000
Measurement period adjustments	—	(103)	—	(473)
Total other operating items, net	$(2,196)	$2,262	$(1,949)	$6,969

Acquisition Related Expenses
During the three months ended June 30, 2012 and 2011, we recorded $6.2 million and $0.4 million of expenses related to evaluating various acquisition possibilities and other business development activities. Acquisition related expenses for the three and six months ended June 30, 2012, primarily relate to our pending acquisition of Peninsula Gaming, as discussed further in Note 1, Summary of Significant Accounting Policies.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

During the six months ended June 30, 2012 and 2011, we recorded $6.3 million and $0.4 million of expenses related to evaluating various acquisition possibilities and other business development activities.

Gain on Insurance Settlement, Net of Flood Expenses
During the three months and six months ended June 30, 2012, we recorded a gain on the business interruption insurance proceeds of $6.3 million due to flooding of the Mississippi River and temporary closure of our Tunica property in May 2011, compared to flood expenses of $1.1 million, net of recoveries, in the same periods of the prior year.

Gain on Insurance Proceeds
During the three and six months ended June 30, 2012, we recognized a gain of $2.1 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007.

Net of Asset Write-Downs
During the three and six months ended June 30, 2011, we recognized a loss of $0.9 million in connection with the disposal of certain property and equipment in the ordinary course of business.

Impairment of Trademark
As discussed in Note 6, Intangible Assets, during the six months ended June 30, 2011, we recorded a $5.0 million impairment to the trademark, based upon the performance of an interim impairment tests in connection with the valuation of Borgata.

Measurement Period Adjustments
In connection with the valuation procedures we performed on Borgata, we recorded measurement adjustments of $0.1 million and $0.5 million during the three and six months ended June 30, 2011, which were primarily comprised of a $0.3 million bargain purchase gain.

NOTE 18.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Atlantic City. The table below lists the classification of each of our properties.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net Revenues
Las Vegas Locals	$148,987	$151,836	$303,776	$306,355
Downtown Las Vegas	55,939	56,585	112,947	112,251
Midwest and South	233,728	181,751	477,450	365,881
Atlantic City	175,416	182,756	351,566	351,846
Reportable Segment Net Revenues	614,070	572,928	1,245,739	1,136,333
Other	1,152	1,475	2,566	3,016
Net revenues	$615,222	$574,403	$1,248,305	$1,139,349

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$34,535	$38,570	$73,021	$78,213
Downtown Las Vegas	8,109	9,366	16,541	18,370
Midwest and South	51,003	42,276	109,133	83,487
Atlantic City	30,735	38,657	69,616	70,339
Reportable Segment Adjusted EBITDA	$124,382	$128,869	$268,311	$250,409

Other operating costs and expenses
Depreciation and amortization	$50,702	$48,488	$100,716	$99,072
Corporate expense	13,009	12,264	25,880	25,544
Preopening expenses	2,210	1,741	3,870	3,572
Other operating items, net	(2,196)	2,262	(1,949)	6,969
Other	2,418	2,124	4,973	5,158
Total other operating costs and expenses	66,143	66,879	133,490	140,315
Operating income	$58,239	$61,990	$134,821	$110,094

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Assets
Las Vegas Locals	$1,236,178	$1,260,458
Downtown Las Vegas	129,687	131,140
Midwest and South	1,402,438	1,406,136
Atlantic City	1,426,014	1,435,332
Total Reportable Segment assets	4,194,317	4,233,066
Corporate	1,615,512	1,421,848
Other	229,119	228,140
Total assets	$6,038,948	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

NOTE 19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% senior notes due 2018 is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011 and the condensed consolidating statements of operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	June 30, 2012
					Non-		Non-
					Guarantor		Guarantor
					Subsidiaries		Subsidiaries
			Guarantor		(100%		(Not 100%
	Parent		Subsidiaries		Owned)		Owned)		Eliminations		Consolidated
					(In thousands)
Assets
Cash and cash equivalents	$299		$116,395		$209,735		$34,026		$—		$360,455
Other current assets	12,531		84,486		16,255		53,152		—		166,424
Property and equipment, net	109,030		2,104,222		74,915		1,232,241		—		3,520,408
Assets held for development	—		926,393		—		163,805		—		1,090,198
Investments in subsidiaries	4,105,135		396,240		32		—		(4,501,407)		—
Intercompany receivable	—		306,790		—		—		(306,790)		—
Other assets, net	34,171		6,610		6,633		69,099		—		116,513
Intangible assets, net	—		486,818		21,374		63,182		—		571,374
Goodwill, net	—		212,794		782		—		—		213,576
Total assets	$4,261,166		$4,640,748		$329,726		$1,615,505		$(4,808,197)		$6,038,948

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500		$10,711		$—		$—		$—	—	$53,211
Non-recourse debt	—		—		—		31,621		—		31,621
Current liabilities	4,422		267,744		26,166		108,596		43		406,971
Intercompany payable	108,999		—		197,851		—		(306,850)		—
Long-term debt, net of current maturities	2,685,346		—		—		795,619		—		3,480,965
Due from affiliates	177,556		(89,666)		—		—		(87,890)		—
Other long-term liabilities	27,652		405,486		790		51,673		—		485,601
Non-recourse debt	—		—		—		192,479		—		192,479

Preferred stock	—		—		—		—		—		—
Common stock	863		31,128		32		—		(31,160)		863
Additional paid-in capital	649,944		2,984,231		295,796		476,733		(3,756,760)		649,944
Retained earnings (deficit)	563,884		1,031,114		(190,909)		(41,216)		(798,989)		563,884
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,214,691		4,046,473		104,919		435,517		(4,586,909)		1,214,691
Noncontrolling interest	—	—	—	—	—	—	—	—	173,409		173,409
Total stockholders' equity (deficit)	1,214,691		4,046,473		104,919		435,517		(4,413,500)		1,388,100
Total liabilities and stockholders' equity	$4,261,166		$4,640,748		$329,726		$1,615,505		$(4,808,197)		$6,038,948

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$35,317	$425,858	$13,948	$175,415	$(35,316)	$615,222

Costs and expenses
Operating	—	233,531	14,436	95,267	—	343,234
Selling, general and administrative	—	72,527	2,931	34,996	—	110,454
Maintenance and utilities	—	24,592	555	14,423	—	39,570
Depreciation and amortization	2,097	31,901	690	16,014	—	50,702
Corporate expense	19,114	77	264	—	(6,446)	13,009
Preopening expenses	261	4,216	349	(2,616)	—	2,210
Other operating charges, net	6,243	(6,279)	—	(2,160)	—	(2,196)
Total costs and expenses	27,715	360,565	19,225	155,924	(6,446)	556,983

Equity in earnings of subsidiaries	16,649	3,383	—	—	(20,032)	—
Operating income (loss)	24,251	68,676	(5,277)	19,491	(48,902)	58,239

Other expense (income)
Interest expense, net	41,330	161	(409)	23,298	—	64,380
Total other expense, net	41,330	161	(409)	23,298	—	64,380

Income (loss) before income taxes	(17,079)	68,515	(4,868)	(3,807)	(48,902)	(6,141)
Income taxes	18,056	(14,801)	1,791	404	—	5,450
Net income (loss)	977	53,714	(3,077)	(3,403)	(48,902)	(691)
Net loss attributable to noncontrolling interest	—	—	—	—	1,668	1,668
Net income (loss) attributable to Boyd Gaming Corporation	$977	$53,714	$(3,077)	$(3,403)	$(47,234)	$977
Comprehensive loss	$—	$—	$—	$(664)	$—	$(664)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$38,350	$377,443	$14,204	$185,525	$(41,119)	$574,403

Costs and expenses
Operating	—	203,551	14,537	96,014	—	314,102
Selling, general and administrative	—	62,073	2,011	32,699	—	96,783
Maintenance and utilities	—	20,316	1,038	15,419	—	36,773
Depreciation and amortization	2,004	29,204	732	16,548	—	48,488
Corporate expense	22,511	11,611	653	—	(22,511)	12,264
Preopening expenses	240	(3,007)	4,416	92	—	1,741
Other operating charges, net	397	1,116	—	749	—	2,262
Total costs and expenses	25,152	324,864	23,387	161,521	(22,511)	512,413

Equity in earnings of subsidiaries	15,397	(2,842)	—	—	(12,555)	—
Operating income (loss)	28,595	49,737	(9,183)	24,004	(31,163)	61,990

Other expense (income)
Interest expense, net	39,847	198	(6)	26,635	—	66,674
Fair value adjustment of derivative instruments	48	—	—	—	—	48
Gain on early retirements of debt	—	—	—	—	—	—
Total other expense, net	39,895	198	(6)	26,635	—	66,722

Income (loss) before income taxes	(11,300)	49,539	(9,177)	(2,631)	(31,163)	(4,732)
Income taxes	8,349	(10,691)	1,611	(180)	—	(911)
Net income (loss)	(2,951)	38,848	(7,566)	(2,811)	(31,163)	(5,643)
Net loss attributable to noncontrolling interest	—	—	—	—	2,692	2,692
Net income (loss) attributable to Boyd Gaming Corporation	$(2,951)	$38,848	$(7,566)	$(2,811)	$(28,471)	$(2,951)
Comprehensive income (loss)	$935	$—	$—	$(4,765)	$—	$(3,830)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$72,774	$867,922	$28,817	$351,566	$(72,774)	$1,248,305

Costs and expenses
Operating	—	470,979	29,795	185,689	—	686,463
Selling, general and administrative	—	146,606	6,026	67,539	—	220,171
Maintenance and utilities	—	48,540	1,063	28,730	—	78,333
Depreciation and amortization	4,227	63,962	1,383	31,144	—	100,716
Corporate expense	44,298	154	542	—	(19,114)	25,880
Preopening expenses	385	8,344	349	(5,208)	—	3,870
Other operating charges, net	6,272	(6,033)	—	(2,188)	—	(1,949)
Total costs and expenses	55,182	732,552	39,158	305,706	(19,114)	1,113,484

Equity in earnings of subsidiaries	43,114	9,142	—	—	(52,256)	—
Operating income (loss)	60,706	144,512	(10,341)	45,860	(105,916)	134,821

Other expense (income)
Interest expense, net	81,118	322	(409)	47,173	—	128,204
Total other expense, net	81,118	322	(409)	47,173	—	128,204

Income (loss) before income taxes	(20,412)	144,190	(9,932)	(1,313)	(105,916)	6,617
Income taxes	27,241	(31,558)	3,657	(173)	—	(833)
Net income (loss)	6,829	112,632	(6,275)	(1,486)	(105,916)	5,784
Net loss attributable to noncontrolling interest	—	—	—	—	1,045	1,045
Net income (loss) attributable to Boyd Gaming Corporation	$6,829	$112,632	$(6,275)	$(1,486)	$(104,871)	$6,829
Comprehensive income	$—	$—	$—	$8,251	$—	$8,251

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$76,700	$758,920	$28,583	$357,256	$(82,110)	$1,139,349

Costs and expenses
Operating	—	411,161	29,053	187,125	—	627,339
Selling, general and administrative	—	124,750	4,275	63,546	—	192,571
Maintenance and utilities	—	40,484	1,937	31,767	—	74,188
Depreciation and amortization	4,028	58,101	1,529	35,414	—	99,072
Corporate expense	48,685	—	1,333	—	(24,474)	25,544
Preopening expenses	495	(699)	9,094	92	(5,410)	3,572
Other operating charges, net	369	835	—	5,765	—	6,969
Total costs and expenses	53,577	634,632	47,221	323,709	(29,884)	1,029,255

Equity in earnings of subsidiaries	30,180	(5,265)	—	—	(24,915)	—
Operating income (loss)	53,303	119,023	(18,638)	33,547	(77,141)	110,094

Other expense (income)
Interest expense, net	79,570	344	—	44,046	—	123,960
Fair value adjustment of derivative instruments	265	—	—	—	—	265
Gain on early retirements of debt	20	—	—	—	—	20
Total other expense, net	79,855	344	—	44,046	—	124,245

Income (loss) before income taxes	(26,552)	118,679	(18,638)	(10,499)	(77,141)	(14,151)
Income taxes	20,080	(21,595)	3,221	491	—	2,197
Net income (loss)	(6,472)	97,084	(15,417)	(10,008)	(77,141)	(11,954)
Net loss attributable to noncontrolling interest	—	—	—	—	5,482	5,482
Net income (loss) attributable to Boyd Gaming Corporation	$(6,472)	$97,084	$(15,417)	$(10,008)	$(71,659)	$(6,472)
Comprehensive income (loss)	$1,122	$—	$—	$(6,290)	$—	$(5,168)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$(133,564)	$5,981	$205,894	$30,462	$—	$108,773

Cash flows from investing activities
Capital expenditures	(22,421)	(17,537)	(108)	(30,337)	—	(70,403)
Investment in subsidiaries	(1)	—	—	1	—	—
Other investing activities	—	126	5	2,203	—	2,334
Net cash from investing activities	(22,422)	(17,411)	(103)	(28,133)	—	(68,069)

Cash flows from financing activities
Borrowings under bank credit facility	488,500	—	—	354,500	—	843,000
Payments under bank credit facility	(672,450)	—	—	(370,500)	—	(1,042,950)
Debt issuance costs, net	(10,246)	—	—	—	—	(10,246)
Proceeds from issuance of non-recourse debt	350,000	—	—	1,935	—	351,935
Other financing activities	117	(360)	—	(501)	—	(744)
Net cash from financing activities	155,921	(360)	—	(14,566)	—	140,995

Net change in cash and cash equivalents	(65)	(11,790)	205,791	(12,237)	—	181,699
Cash and cash equivalents, beginning of period	364	128,185	3,944	46,263	—	178,756
Cash and cash equivalents, end of period	$299	$116,395	$209,735	$34,026	$—	$360,455

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$64,350	$7,102	$464	$25,652	$—	$97,568

Cash flows from investing activities
Capital expenditures	—	(20,563)	(217)	(10,094)	—	(30,874)
Investment in subsidiaries	787	—	—	(787)	—	—
Other investing activities	55	—	—	168	—	223
Net cash from investing activities	842	(20,563)	(217)	(10,713)	—	(30,651)

Cash flows from financing activities
Borrowings under bank credit facility	35,920	—	—	365,700	—	401,620
Payments under bank credit facility	(35,920)	—	—	(406,600)	—	(442,520)
Payments on long-term debt	—	(340)	—	—	—	(340)
Debt issuance costs, net	(149)	—	—	(679)	—	(828)
Proceeds from issuance of non-recourse debt	—	—	—	5,250	—	5,250
Other financing activities	239	—	—	(181)	—	58
Net cash from financing activities	90	(340)	—	(36,510)	—	(36,760)

Net change in cash and cash equivalents	65,282	(13,801)	247	(21,571)	—	30,157
Cash and cash equivalents, beginning of period	11,232	88,281	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$76,514	$74,480	$3,926	$20,860	$—	$175,780

NOTE 20.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2012, and have disclosed our pending acquisition of Peninsula Gaming, and related financing activities in Note 1, Summary of Significant Accounting Policies - Pending Acquisition of Peninsula Gaming, LLC.

Additionally, during this period, the following material subsequent events occurred.
New Development
On July 24, 2012, we announced a new development agreement entered into with Sunrise Sports Entertainment, LLP, the operator of the BankAtlantic Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers. This agreement provides the Company the opportunity to take advantage of the potential of expanded gaming in South Florida at the site of the Bank Atlantic Center.

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

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility located on approximately 47 acres of related land in Dania Beach, Florida. Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai-alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category in our segment information.

Echelon Development
Additionally, we own 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. As we do not believe that a significant level of economic recovery has occurred along the Las Vegas Strip, or that financing for a development project like Echelon is currently available on terms satisfactory to us, we do not expect to resume construction of Echelon for another three to five years.

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

Our Key Performance Indicators
We use several key performance indicators to evaluate the operations of our wholly owned properties and Borgata. These key performance indicators include the following:

•
Gaming revenue indicators: Slot handle means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are indicators of volume and/or market share. Slot win and table game hold means the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages are the relationship between slot handle and table game drop to gaming wins and losses.

•
Food and beverage revenue indicators: Average guest check is the average amount spent per customer visit and is an indicator of volume and product offerings; number of guests served is an indicator of volume; and the cost per guest served is an indicator of operating margin.

•	Room revenue indicators: Hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; and average daily rate ("ADR") is a price indicator.

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

For example, on May 16, 2012, we entered into a definitive agreement to acquire Peninsula Gaming, LLC, for total consideration of $1.45 billion, net of certain expenses and adjustments. The acquisition will complement Boyd Gaming's existing portfolio by adding five properties in some of the nation's strongest growth regions: Kansas Star Casino near Wichita, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Worth in Northwood, Iowa; Evangeline Downs Racetrack & Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana. Subject to the satisfaction of various closing conditions and receipt of required regulatory approvals, we expect the transaction to close in the fourth quarter of this year.

On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi, on an as-is basis. The net purchase price was approximately $280.6 million. The financial position of IP is included in our consolidated balance sheet as of June 30, 2012 and December 31,

2011; and its results of operations are included in our consolidated statements of operations and cash flows during all of the three and six months ended June 30, 2012.

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

Overall Outlook
We believe that our key operating results for the six months ended June 30, 2012 demonstrate some recovering trends in our business with certain regions showing more favorable operating results. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, in recent quarterly results we have realized some recoverability in our business, as we saw several consecutive quarters of encouraging trends in the business, and anticipated this would continue. However, starting in May 2012, we began to experience weakness in economic trends locally, nationally and globally, due to a variety of factors. Job creation slowed and consumer confidence declined. We believe the economic recovery has slowed and consumer confidence has retracted, as our results during the three months ended June 30, 2012 were below our expectations.

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. We have established a nationwide branding initiative and loyalty program. Previously, players were able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi. In June 2010, we launched an enhanced, multi-property player loyalty program under the “B Connected” brand, which replaced the “Club Coast” program. Customers under the “Club Coast” program were able to keep all earned benefits and club points they had previously earned under the program. The new “B Connected” club, among other benefits, extends the time period over which players may qualify for promotion and increases the credits awarded to reel slot and table games players.
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

Development Activities
Pending Acquisition of Peninsula Gaming, LLC
On May 16, 2012, we entered into a definitive agreement to acquire Peninsula Gaming, LLC, for total consideration of $1.45 billion, net of certain expenses and adjustments. The acquisition will complement Boyd Gaming's existing portfolio by adding five properties in some of the nation's strongest growth regions: Kansas Star Casino near Wichita, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Worth in Northwood, Iowa; Evangeline Downs Racetrack & Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

The Company continues to make progress toward closing the acquisition of Peninsula Gaming, LLC. In early June, the Federal Trade Commission granted us an early termination of the waiting period required under Hart Scott Rodino. Subject to the satisfaction of various closing conditions, we anticipate this transaction will close in the fourth quarter of this year.

South Florida Development Opportunity
On July 24, 2012, we announced a new development agreement entered into with Sunrise Sports Entertainment, LLP, the operator of the Bank Atlantic Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers. Subject to Florida passing enabling legislation, this agreement provides the Company the opportunity to take advantage of the potential of expanded gaming in South Florida at the site of the Bank Atlantic Center.

Sacramento County Development Opportunity
We previously entered into an agreement with Wilton Rancheria, a federally recognized tribe, to develop and manage a gaming entertainment complex about 30 miles southeast of Sacramento, California. The agreement is subject to receipt of all required local, state and federal approvals.

Acquisition of IP
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

Development of Echelon
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

Central Energy Facility
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly owned subsidiary, Echelon Resorts LLC ("Echelon Resorts"), we have entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE will provide chilled and hot water, electricity and emergency electricity generation to Echelon Resorts and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we are the primary beneficiary under the terms of the ESA.

LVE has suspended construction of the central energy center while the Echelon development project is delayed. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommenced and proceeded with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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
As of June 30, 2012, we have incurred approximately $926.4 million in capitalized costs related to the Echelon project, including land, and not including approximately $163.8 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $0.5 million of capitalized costs annually, principally related to sit preparation work, underground utility installation, infrastructure and consulting. We expect to incur a one-time capitalized cost of $4.2 million, principally related to site beautification in 2012. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.5 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.

Other Growth Opportunities
In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

RESULTS OF OPERATIONS
Summary
Three and Six Months Ended June 30, 2012 and 2011
We believe that our key operating results for the six months ended June 30, 2012 demonstrate some recovering trends in our business with certain regions showing more favorable operating results. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, in recent quarterly results we have realized some recoverability in our business, as we saw several consecutive quarters of encouraging trends in the business, and anticipated this would continue. However, starting in May 2012, we began to experience weakness in economic trends locally and nationally due to a variety of factors. Job creation slowed and consumer confidence declined. We believe the economic recovery has slowed and consumer confidence has retracted, as our results during the three months ended June 30, 2012 were below our expectations.

Overview of Key Operating Results
Three and Six Months Ended June 30, 2012 and 2011
The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$615,222	$574,403	$1,248,305	$1,139,349
Operating Income	$58,239	$61,990	$134,821	$110,094
Net income (loss) attributable to Boyd Gaming Corporation	$977	$(2,951)	$6,829	$(6,472)

Net revenues
Net revenues were $615.2 million for the three months ended June 30, 2012, compared to $574.4 million for the comparable period in the prior year. We saw the strongest operating results from our properties in our Midwest and South regions. In addition, IP contributed $47.3 million in net revenues during the three months ended June 30, 2012. We saw decreases in net revenues of 1.8%

and 1.1% in our Las Vegas Locals and Downtown Las Vegas markets, respectively, as the Las Vegas economy recently slowed and evidences ongoing difficulties to recover. For the three months ended June 30, 2012, Borgata's net revenues decreased 4.0% from the same period in the prior year. Despite the decrease in net revenues, Borgata remained the leader in table games and slot market share.

Net revenues were $1.25 billion for the six months ended June 30, 2012, compared to $1.14 billion for the comparable period in the prior year. The Midwest and South region, excluding IP, saw a 4.2% increase in net revenue growth, driven by strong performance at certain of our Louisiana properties. In addition, IP contributed $96.4 million in net revenues during the six months ended June 30, 2012. We saw a decrease in net revenues of 0.8% in our Las Vegas Locals market and an increase in net revenues of 0.6% in the Downtown Las Vegas market compared to the corresponding period of the prior year as the Las Vegas economy improves, yet still shows the vulnerability of the weakened economic state. Net revenues in our Atlantic City segment were relatively flat for the six months ended June 30, 2012 compared to the same period in the prior year due to increased competition in its market.

Operating income
Operating income decreased by $3.8 million, or 6.1%, to $58.2 million, during the three months ended June 30, 2012, compared to the corresponding period of the prior year, primarily due to increased operating expenses, driven by an increase in selling, general and administrative expenses and acquisition costs, which were partially offset by gains on insurance settlements related to the flooding at Tunica and the fire at Borgata.

Operating income increased by $24.7 million, or 22.5%, to $134.8 million, during the six months ended June 30, 2012, compared to the corresponding period of the prior year, primarily due to the flow through effect of incremental net revenues, as well as an increase in other operating items, net, from gains on insurance settlements at Tunica and Borgata. During the six months ended June 30, 2011, we had non-recurring operating items, net, of $7.0 million that included $5.0 million of the Borgata trademark impairment charge, $1.1 million of insurance costs related to the temporary closure of Tunica, and $0.9 of asset disposal costs.

Net income (loss) attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming was $1.0 million for the three months ended June 30, 2012, which reflected a loss before income taxes of $6.1 million, offset by an income tax benefit and net losses attributable to noncontrolling interests of $5.4 million and $1.7 million, respectively, resulting in net income of $1.0 million for such period. The income tax benefit recorded on a pre-tax loss primarily due to settlements on uncertain tax positions that allowed the release of prior reserves. This net income compared to a net loss of $3.0 million for the corresponding period of the prior year.

Net income attributable to Boyd Gaming was $6.8 million for the six months ended June 30, 2012, compared to a net loss of $6.5 million for the corresponding period in the prior year, primarily due to the decrease in non-recurring other operating charges, net. We recognized positive net operating items of $1.9 million during the six months ended June 30, 2012, that included a $6.3 million gain on an insurance settlement related to the flood at Tunica, a $2.1 million gain on insurance claim related to the fire at Borgata, which were offset by $6.2 million in acquisition expenses, compared to $7.0 million non-recurring operating charges, net, that included $5.0 million of the Borgata trademark impairment charge, $1.1 million of insurance costs related to the temporary closure of Tunica, and $0.9 of asset disposal costs during the corresponding period of the prior year.

Operating Revenues
Three and Six Months Ended June 30, 2012 and 2011
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 71% and 72% of gross revenues for each of the three months ended June 30, 2012 and 2011, and 72% of gross revenues for each of the six months ended June 30, 2012 and 2011, respectively. Food and beverage gross revenues, which produced approximately 15% and 14% of gross revenues for the three months ended June 30, 2012 and 2011, respectively, and 14% for each of the six months ended June 30, 2012 and 2011, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during these respective periods.

The following table presents our gross revenues and expenses for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
GROSS REVENUES
Gaming	$515,053	$486,557	$1,050,801	$968,492
Food and beverage	105,269	94,585	211,401	186,662
Room	69,628	60,459	135,625	117,050
Other	35,825	33,276	71,657	66,307
Total Gross Revenues	$725,775	$674,877	$1,469,484	$1,338,511

COSTS AND EXPENSES
Gaming	$240,253	$223,173	$489,208	$449,782
Food and beverage	60,359	50,080	114,437	97,648
Room	15,931	13,514	30,066	26,335
Other	26,691	27,335	52,752	53,574
Total Costs and Expenses	$343,234	$314,102	$686,463	$627,339

MARGINS
Gaming	53.35%	54.13%	53.44%	53.56%
Food and beverage	42.66%	47.05%	45.87%	47.69%
Room	77.12%	77.65%	77.83%	77.50%
Other	25.50%	17.85%	26.38%	19.20%

Three Months Ended June 30, 2012 and 2011
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $28.5 million, or 5.9% increase in gaming revenues during the three months ended June 30, 2012 as compared to the corresponding period of the prior year, was due primarily to $39.1 million of gaming revenues from IP, largely offset by a $9.7 million decrease in gaming revenues at Borgata. Additionally, we experienced an overall 2.7% decrease in slot drop and 11.0% decrease in table game drop respectively. Gaming costs increased $17.1 million, or 7.7%, due to the incremental expenses of $10.1 million associated with IP and other increased gaming volume.

Food and Beverage
Food and beverage revenues increased $10.7 million, or 11.3%, during the three months ended June 30, 2012 as compared to the corresponding period of the prior year, and included $9.5 million earned by IP during the three months ended June 30, 2012. Excluding IP, the number of guests served increased 1.9% and the average guest check increased 0.8% during the three months ended June 30, 2012, as compared to the corresponding period of the prior year. The $10.3 million increase in food and beverage cost is due to incremental costs of $8.5 million related to the IP and an increase in guests served and a 3.6% increase in cost per guest served at our other properties.

Room
Room revenues increased by $9.2 million, or 15.2%, during the three months ended June 30, 2012, of which $9.0 million relates to IP, as compared to the corresponding period of the prior year. Excluding IP, the ADR increased 1.6% but was offset by a decrease in the occupancy rate of 3.2% as compared to the corresponding period of the prior year. During the three months ended June 30, 2012, IP incurred $3.0 million in room expenses while overall room margins remained relatively stable due to our cost containment.

Other
Other revenues increased $2.5 million, or 7.7%, during the three months ended June 30, 2012 as compared to the corresponding period of the prior year, due to the increases in patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. IP contributed $2.2 million of other revenues during the three months ended June 30, 2012.

Six Months Ended June 30, 2012 and 2011
Gaming
The $82.3 million, or 8.5% increase in gaming revenues during the six months ended June 30, 2012, was due primarily to $80.2 million of gaming revenues from IP as compared to the corresponding period of the prior year. Additionally, we experienced a 1.4% increase in slot hold partially offset by an 1.6% decrease in slot handle. Table game hold increased 5.4% which was offset by a 6.7% decrease in table game drop. Although gaming costs increased $39.4 million, or 8.8%, due to the addition of IP, the operating margin remained relatively unchanged due to cost containment initiatives and targeted marketing spend.

Food and Beverage
Food and beverage revenues increased $24.7 million, or 13.3%, during the six months ended June 30, 2012 as compared to the corresponding period of the prior year, and included $19.3 million earned by IP during the six months ended June 30, 2012. Excluding IP, the remaining increase was due to a 2.1% increase in the number of guests served and a 1.1% increase in the value of the average guest check. The increase in food and beverage cost is primarily related to IP and a 2.9% increase in the number of guests served.

Room
Room revenues increased by $18.6 million, or 15.9%, during the six months ended June 30, 2012 as compared to the corresponding period of the prior year of which $17.2 million relates to IP. Remaining increases were due to an increase in the ADR of 2.2%, slightly offset by a decrease in the occupancy rate of 2.3%. The increase in the ADR is driven largely by improved tourism industry trends and convention business during the early part of the period. During the six months ended June 30, 2012, IP incurred $5.9 million in room expense but room margins remained relatively unchanged due to our cost containment initiatives.

Other
Other revenues increased $5.4 million, or 8.1% during the six months ended June 30, 2012 as compared to the corresponding period of the prior year, due to the increases in patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. IP contributed $4.3 million of other revenues during the six months ended June 30, 2012.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments before net amortization, preopening and other items.

In our Las Vegas regions, room rates and convention sales have generally been increasing or stable over the past two years, and visitor volume in Las Vegas generally has been increasing over the past two years as the economy continues to strengthen. ADR's and visitor volume have increased on a comparative month over month basis for 26 of the last 27 months, largely as a result of an increase in leisure travel and conventions and meetings. The economy in the Midwest and South region has been slightly more resilient than the national and Las Vegas economies. We continue to be the leader of gaming revenue market share in Atlantic City, despite increased local and regional competition.

The following table presents our net revenues and Adjusted EBITDA, by Reportable Segment, for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues
Las Vegas Locals	$148,988	$151,836	$303,777	$306,355
Downtown Las Vegas	55,939	56,585	112,947	112,251
Midwest and South	233,727	181,750	477,449	365,880
Atlantic City	175,416	182,756	351,566	351,846
Reportable Segment Net Revenues	614,070	572,927	1,245,739	1,136,332
Other	1,152	1,475	2,566	3,016
Net revenues	$615,222	$574,402	$1,248,305	$1,139,348

Adjusted EBITDA
Las Vegas Locals	$34,535	$38,570	$73,021	$78,213
Downtown Las Vegas	8,109	9,366	16,541	18,370
Midwest and South	51,003	42,276	109,133	83,487
Wholly-owned Adjusted Property EBITDA	93,647	90,212	198,695	180,070
Corporate expense	(10,547)	(10,457)	(20,674)	(20,256)
Wholly-owned Adjusted EBITDA	83,100	79,755	178,021	159,814
Atlantic City	30,735	38,657	69,616	70,339
Adjusted EBITDA	$113,835	$118,412	$247,637	$230,153

Significant factors that affected our Reportable Segment Net Revenues and Adjusted EBITDA for the three and six months ended June 30, 2012, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals
Earlier this year, we were encouraged by the trends we were seeing in our Locals business. As the economy weakened, beginning in May and continuing into June, business from our casual gaming customers quickly softened, leading to a shortfall in results. We are contending with an aggressive promotional environment in the Locals business. The elevated promotional environment has significantly impacted the amount of play from customers in our lower tiers, customers we consider to be casual gamers.

Three Months Ended June 30, 2012 and 2011
Net revenues decreased by 1.8% while Adjusted EBITDA decreased 10.5% during the three months ended June 30, 2012, as compared to the corresponding period of the prior year, primarily due to a 5.7% decrease in table game drop, slightly offset by a 2.1% increase in table game win and a 1.7% decrease in slot drop while slot hold remained relatively unchanged. The slight decrease in net revenues also reflects lower hold on our sportsbook and a slower recovery in the Las Vegas Locals market as compared to the national economy.

Six Months Ended June 30, 2012 and 2011
Net revenues decreased by less than 1.0% while Adjusted EBITDA decreased 6.7% during the six months ended June 30, 2012, as compared to the corresponding period of the prior year, which reflect slightly elevated promotional spend but relatively consistent year-over-year results. Table games hold increased 0.8%, but was more than offset by a 2.7% decrease in table game drop, resulting in a 1.9% decrease in table game win as compared to the corresponding period of the prior year. Slot drop decreased $33.6 million while slot hold remained relatively unchanged. The slight decrease in net revenues also reflects lower hold on our sportsbook and a slower recovery in the Las Vegas locals market as compared to the national economy.

Downtown Las Vegas
As business trends strengthened in Hawaii, and in an effort to improve our margins, we modified our marketing programs. After seeing a drop off in business from Hawaii, we subsequently reinstated those programs given their effectiveness in driving business from Hawaii. The region was also affected by a shift in our Hawaiian charter service. In order to run more efficiently, we reduced the number of weekly flights from five to four, lowering our fuel expense and maximizing our use of available seats without significantly reducing the number of customers flying into Las Vegas.

Three Months Ended June 30, 2012 and 2011
Net revenues decreased slightly by 1.1% and Adjusted EBITDA decreased 13.4%, during the three months ended June 30, 2012, as compared to the corresponding period of the prior year, due primarily to a 6.7% decrease in table game drop while table game win remained unchanged, and a 6.0% decrease in slot drop combined with a 3.8% decrease in slot win. Hotel occupancy rates decreased 6.1%, mainly due to a 4.7% decrease from our Hawaiian market and food covers decreased 2.1% due to fewer hotel guests compared to the same period in the prior year. During the three months ended June 30, 2012, our Hawaiian market represented approximately 56% of our business in this segment compared to 61% in the corresponding period of the prior year.

Six Months Ended June 30, 2012 and 2011
Net revenues increased less than 1.0% and Adjusted EBITDA decreased 10.0%, during the six months ended June 30, 2012, as compared to the corresponding period of the prior year. The Hawaiian market decreased 2.9% compared to the same period in the prior year, which represents approximately 58% of our business in this segment during the six months ended June 30, 2012.

Midwest and South
Our Midwest & South segment continued to post operating growth in the quarter. The strong performance of this business segment shows its resiliency to the economic weakness which negatively affected other regions of our business.

Three Months Ended June 30, 2012 and 2011
Net revenues increased $52.0 million, or 28.6% respectively, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, while Adjusted EBITDA increased by 20.6% during the same respective periods. The IP contributed $47.3 million in net revenues and $20.6 million in Adjusted EBITDA during the three months ended June 30, 2012. Excluding IP, slot drop increased 1.6% and slot win increased 2.3%, which was slightly offset by a 1.4% decrease in table game drop.

Six Months Ended June 30, 2012 and 2011
Net revenues increased 30.5% during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, while Adjusted EBITDA increased by 30.7% during the same respective periods. The IP contributed $96.4 million in net revenues and $24.2 million in Adjusted EBITDA during the six months ended June 30, 2012. Collectively, our Louisiana properties continue to post stronger results within the region. Excluding IP, table game drop decreased 2.3%, offset by a 7.2% increase in table game hold and a 4.7% increase in table game win respectively and slot drop increased 2.0%, slot hold increased 1.3% and slot win increased 3.4% respectively. Excluding IP, food covers increased 2.5% and the average guest check increased 4.0% and the hotel occupancy rate decreased 4.8%, offset by a 2.5% increase in the ADR. We began to introduce our B Connected player loyalty program at the IP during the quarter, and expect to start driving additional profitable business to the property yet this year.

Atlantic City
A new casino resort opened on the boardwalk in Atlantic City earlier this year, and a property in the Marina District was remodeled and rebranded. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata. Regardless, Borgata actually grew its market share during the quarter, even with one of the lowest reinvestment rates in the city, reflecting the quality of its amenities, as well as the hospitality and service we provided to its customers.

Three Months Ended June 30, 2012 and 2011
Borgata's net revenues decreased by 4.0% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, and Adjusted EBITDA decreased 20.5% during the same respective periods. Despite a 1.5% increase in table game hold, table game drop decreased 13.0%, or $49.2 million respectively. The decrease in table game drop is relatively consistent with the 12.2% decrease in table game drop experienced by the total Atlantic City market due to lower discretionary spending. Slot drop decreased 4.2%, resulting in a 3.8% decrease in slot win, while slot hold remained relatively unchanged. The 4.2% decrease in slot was favorable compared to the total Atlantic City market which experienced a 6.9% decrease in total slots handle. Adjusted EBITDA was impacted by the other operating items, net and the tax effect of the adjustments. Borgata continues to be the leader in table games and slot market share and achieved 22.3% of the table game drop and 19.4% of the slot handle market share respectively, for the three months ended June 30, 2012.

Six Months Ended June 30, 2012 and 2011
Borgata's net revenues were flat during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, and Adjusted EBITDA decreased 1.0% during the same respective periods. Table game win decreased 0.6% due to a decrease in table game drop of 6.8%, which was partially offset by an 6.7% increase in table game hold. The decrease in Borgata's table game drop of 6.8% was favorable compared to the total Atlantic City market which experienced a 8.7% decrease in table game drop during the six months ended June 30, 2012 as compared to the same period in the prior year. Slot win decreased 3.2% due to a

3.4% decrease in slot drop, while slot hold remained relatively unchanged. The decrease in Borgata's slot drop of 3.4% was favorable compared to the total Atlantic City market which experienced a 5.5% decrease in slot drop during the six months ended June 30, 2012 as compared to the same period in the prior year. Borgata continues to be the leader in table games and slot market share and achieved 23.4% of the table game drop and 19.8% of the slot handle market share respectively, as of June 30, 2012. Adjusted EBITDA was impacted by an increase in property tax charges and other operating items, net and the tax effect of the adjustments.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Selling, general and administrative	$110,454	$96,783	$220,171	$192,571
Maintenance and utilities	39,570	36,773	78,333	74,188
Depreciation and amortization	50,702	48,488	100,716	99,072
Corporate expense	13,009	12,264	25,880	25,544
Preopening expense	2,210	1,741	3,870	3,572
Other operating items, net	(2,196)	2,262	(1,949)	6,969

The results for the three and six months ended June 30, 2012 reflect the results of IP, which was consummated on October 4, 2011.

Three Months Ended June 30, 2012 and 2011
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues were 15.2% and 14.3%, during the three months ended June 30, 2012 and 2011, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.5% and 5.4% during the three months ended June 30, 2012 and 2011, respectively. Although there are more major maintenance projects compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, declined during the three months ended June 30, 2012, as compared to the corresponding period of the prior year, representing 7.0% and 7.2%, respectively, as certain property and equipment became fully depreciated and there were no significant expansion capital expenditures placed into service during these periods.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues remained unchanged at approximately 1.8% of gross revenues respectively, due to the ongoing efforts to contain costs across the business.

Preopening Expense
We expense certain costs of start-up activities as incurred. During the three months ended June 30, 2012 and 2011, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Period Fees paid to LVE directly on a monthly basis, are included in the expenses related to our Echelon development project during the three months ended June 30, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in consolidated preopening expenses.

Other Operating Items, Net
Other operating items, net, generally includes recoveries from insurance settlements, losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters. During the three months ended June 30, 2012 and 2011, we recorded a gain of $2.2 million and costs of $2.3 million, respectively. During the three months ended June 30, 2012, the gain primarily related to a gain on insurance proceeds, net of costs associated with the flood damage at our property in Tunica, Mississippi and a gain on subrogation claim related to the fire at Borgata, both of which were offset by acquisition costs. During the three months ended June 30, 2011, these costs primarily related to the insurance costs associated with the closure of our property in Tunica, Mississippi during the month of May, as well as certain costs incurred with relation to acquisition activities.

Six Months Ended June 30, 2012 and 2011
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues were 15.0% and 14.4%, during the six months ended June 30, 2012 and 2011, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased to 5.3% from 5.5% during the six months ended June 30, 2012 and 2011, respectively. Although there are more major maintenance projects compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, declined during the six months ended June 30, 2012, as compared to the corresponding period of the prior year, representing 6.9% and 7.4%, respectively, as certain property and equipment became fully depreciated and there were no significant expansion capital expenditures placed into service during these periods.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues remained virtually unchanged during the six months ended June 30, 2012 and 2011, representing 1.8% and 1.9% of gross revenues respectively, due to the ongoing efforts to contain costs across the business.

Preopening Expense
We expense certain costs of start-up activities as incurred. During the six months ended June 30, 2012 and 2011, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Period Fees paid to LVE directly on a monthly basis, are included in the expenses related to our Echelon development project during the six months ended June 30, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in consolidated preopening expenses.

Other Operating Items, Net
Other operating items, net, generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters. During the six months ended June 30, 2012, we recorded a gain of $1.9 million primarily related to a gain on insurance proceeds, net of costs associated with the flood damage at our property in Tunica, Mississippi. During the six months ended June 30, 2011, we recorded $7.0 million in other operating items, net including a $5.0 million impairment of the trademark valued under the acquisition accounting for Borgata, $1.1 million associated with the insurance costs related to the temporary closure of our property in Tunica, Mississippi, and $0.9 million of asset disposal costs, which were partially offset by the bargain purchase gain recorded upon the change in control of Borgata and various other measurement period adjustments.

Other Expense (Income)
Interest Expense

The following table presents our interest expense for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Interest Expense, net
Boyd Gaming Corporation	$41,494	$40,060	$81,443	$79,940
Borgata	20,649	21,328	41,131	38,611
Variable Interest Entity	2,649	5,306	6,042	5,434
Total interest expense, net	$64,792	$66,694	$128,616	$123,985

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,666,989	$2,392,925	$2,642,414	$2,393,267
Borgata	$818,425	$800,026	$819,443	$815,733

Weighted Average Interest Rates
Boyd Gaming Corporation	6.2%	6.7%	6.1%	6.7%
Borgata	10.1%	9.5%	10.0%	9.6%

Three Months Ended June 30, 2012 and 2011
Summary
Interest expense was $64.8 million for the three months ended June 30, 2012, as compared to $66.7 million during the comparable period in the prior year, representing a decrease of 2.9%. Excluding the effects of the interest on the variable interest entity's non-recourse debt in both of these periods, the interest expense for the three months ended June 30, 2012 would have been $62.1 million, or a decrease of 1.2%.

Boyd Gaming Corporation
Interest expense increased $1.4 million or 3.6% during the three months ended June 30, 2012 compared to the same period in the prior year. During the three months ended June 30, 2012, our average long-term debt balance increased due to the issuance of $350 million 9.0% Senior Notes on June 8, 2012. Additionally, on May 30, 2012, the $150 million Increased Revolving Commitment became effective and the initial revolving term loans were funded. Weighted average interest rates remained relatively unchanged during the three months ended June 30, 2012 as compared to the same period in the prior year, as the full effect of the new financing has not been realized.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. We de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging arrangement was frozen and amortized into interest expense over the remaining term of the associated debt with changes in fair value of the interest rate swaps recognized immediately in earnings. Our interest rate swap agreements expired on June 30, 2011. During the three months ended June 30, 2011, the effect of our swaps increased interest expense by $6.1 million, as market rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps.

Borgata
Interest expense decreased during the three months ended June 30, 2012 due to an increase in capitalized interest from the refurbishment of the hotel rooms as compared to corresponding periods in the prior year when there was no capitalized interest, and a decrease in interest expense on the revolver due to a reduction in the average amounts outstanding under the credit facility during this period.

Six Months Ended June 30, 2012 and 2011
Summary
Interest expense was $128.6 million for the six months ended June 30, 2012, as compared to $124.0 million during the comparable period in the prior year, representing an increase of 3.7%. Excluding the effects of the interest on the variable interest entity's non-recourse debt in both of these periods, the interest expense for the six months ended June 30, 2012 would have been $122.6 million, or an increase of 3.4%.

Boyd Gaming Corporation
Interest expense increased $1.5 million or 1.9% during the six months ended June 30, 2012 compared to the same period in the prior year. During the six months ended, June 30, 2012, our average long-term debt balance increased during the comparable period in the prior year due to the issuance of $350 million 9.0% Senior Notes on June 8, 2012. Additionally, on May 30, 2012, the $150 million Increased Revolving Commitment became effective and the initial revolving term loans were funded. Weighted average interest rates decreased during the six months ended June 30, 2012 as compared to the same period in the prior year.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. We de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging arrangement was frozen and amortized into interest expense over the remaining term of the associated debt with changes in fair value of the interest rate swaps recognized immediately in earnings. Our interest rate swap agreements expired on June 30, 2011. During the six months ended June 30, 2011, the effect of our swaps increased interest expense by $11.8 million, as market rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps.

Borgata
Interest expense increased $2.5 million during the six months ended June 30, 2012 as compared to corresponding periods in the prior year due to favorable measurement adjustments recorded during the six months ended June 30, 2011. Also, higher average long-term debt balances and weighted average interest rates resulted in an increase in interest expense during the six month ended June 30, 2012 compared to the same period in the prior year.

Fair Value Adjustment of Derivative Instruments
Three and Six Months Ended June 30, 2012 and 2011
During the fourth quarter of 2010, in anticipation of the execution of our Credit Facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. From the de-designation date, and through June 30, 2011, the date all of these interest rate swap agreements matured, all changes in the fair value of these interest rate swaps were recognized immediately in earnings. This mark-to-market adjustment resulted in a realized loss of $0.05 million and $0.3 million during the three and six months ended June 30, 2011.

Income Taxes
Three and Six Months Ended June 30, 2012 and 2011
The effective tax rates during the three months ended June 30, 2012 and 2011 were 88.8% and (19.3)%, respectively. The effective tax rates during the six months ended June 30, 2012 and 2011 were 12.6% and 15.5%, respectively. The effective tax rate for the three and six months ended June 30, 2012 was favorably impacted by the settlement of our Internal Revenue Service examination for years 2001 through 2004. Our effective tax rates are also impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata and LVE for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE in its entirety. Additionally, both rates were adversely impacted by certain recurring permanent adjustments that are unaffected by our income or loss from continuing operations. Our state tax provision was adversely impacted by the geographic mix of our income in each year, as well as a statutory change in state income tax rates and changes in apportionment in 2011.
Adjusted Earnings (Loss) and Adjusted EPS
Three and Six Months Ended June 30, 2012 and 2011
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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$977	$(2,951)	$6,829	$(6,472)
Adjustments related to Boyd Gaming:
Preopening expense, excluding impact of LVE	4,826	4,418	9,078	8,890
Adjustments to property tax accruals, net	—	(772)	(597)	(3,538)
Miscellaneous non-recurring adjustments, net	14	—	58	(309)
Change in fair value of derivative instruments	—	48	—	265
Loss on early retirements of debt, net	—	—	—	20
Acquisition related expenses	6,243	370	6,272	370
Gain on insurance settlement, net of flood expense	(6,293)	1,143	(6,091)	1,143

Adjustments related to Borgata:
Preopening expense	108	92	240	92
Other operating items, net	(2,160)	749	(2,188)	5,765
Valuation adjustments related to consolidation, net	162	367	146	(327)
Total adjustments	2,900	6,415	6,918	12,371

Income tax effect for above adjustments	(1,306)	(2,093)	(2,716)	(3,745)
Impact on noncontrolling interest	945	(604)	901	(2,599)
Adjusted earnings (loss)	$3,516	$767	$11,932	$(445)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic net income (loss) per common share	$0.01	$(0.03)	$0.08	$(0.07)
Adjustments related to Boyd Gaming:
Preopening expense, excluding impact of LVE	0.05	0.04	0.10	0.09
Adjustments to property tax accruals, net	—	(0.01)	(0.01)	(0.04)
Acquisition related expenses	0.07	0.01	0.07	—
Gain on insurance settlement, net of flood expense	(0.07)	0.01	(0.07)	0.01

Adjustments related to Borgata:
Other operating items, net	(0.02)	0.01	(0.02)	0.07
Valuation adjustments related to consolidation, net	—	0.01	—	—
Total adjustments	$0.03	0.07	$0.07	$0.13

Income tax effect for above adjustments	(0.01)	(0.02)	(0.03)	(0.04)
Impact on noncontrolling interest	0.01	(0.01)	0.02	(0.03)
Adjusted earnings (loss) per share	$0.04	$0.01	$0.14	$(0.01)

Adjusted earnings per share for the three and six months ended June 30, 2011 were computed using our basic weighted average shares outstanding, although the presentation on our condensed consolidated statement of operations for such period does not consider the effect of common stock equivalents, as such were anti-dilutive to the net loss, as reported.

During the three and six months ended June 30, 2012 and 2011, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

Adjustments Related to Boyd Gaming Corporation
Preopening Expense, Excluding Impact of Consolidation of LVE
Preopening expenses are comprised of costs primarily related to maintenance of our Echelon development project and expenditures for the exploration of new business development initiatives.

Adjustments to Property Tax Accruals, net
Property tax accruals have been adjusted based on assessments from the relevant taxing authorities and changes in our estimate of past liabilities related to such assessments.

Miscellaneous Non-Recurring Adjustments, net
Other operating items, net generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments is comprised of the charge to earnings for the change in fair value of our interest rate swaps that were de-designated as cash flow hedges during 2010.

Loss on Early Retirements of Debt, net
Loss on early retirements of debt represents the difference between the principal amount of our senior subordinated notes repurchased and the purchase price of such notes.

Acquisition Related Expenses
Acquisition related expenses are comprised of certain costs incurred related to the evaluation of various acquisition opportunities and other business development activities.

Gain on Insurance Settlement, net of Flood Expense
These expenses relate to the gain on insurance proceeds and other direct and non-reimbursable costs associated with the closure of Sam's Town Tunica during the month of May 2011, due to the flooding of the Mississippi river.

Adjustments Related to Borgata
Preopening Expense
Preopening expenses at Borgata related to costs incurred to open a new retail outlet during the quarter.

Other Operating Items, net
Other operating items, net, generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and insurance gains or costs associated with property damage from natural disasters.

Valuation Adjustments Related to Consolidation, net
These adjustments represent the aggregate impact of the measurement activity associated with the changes from historical value to fair value of Borgata, upon consolidation, primarily representing depreciation and amortization expense resulting from the recordation of certain tangible and intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Current Maturities of Our Indebtedness
We classified certain non-extending balances due under our Credit Facility as a current maturity, as such amounts come due within the next twelve months. At June 30, 2012, we reclassified $10.7 million for a note payable under our Credit Facility from long-term to current that matures on March 28, 2013.

On May 30, 2012, we entered into a lender joinder agreement (the "Lender Joinder Agreement") among the Company, Bank of America, N.A. ("Bank of America"), Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, each as an increasing lender, and Bank of America, as the administrative agent, providing for, among other things, an incremental Class A Revolving Commitment (as defined in the Company's Second Amended and Restated Credit Agreement, dated as of December 17, 2010, among the lenders party thereto, Bank of America, as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the "Credit Facility")) in the amount of $150.0 million

(the "Increased Revolving Commitment"). The Increased Revolving Commitment became effective and the initial revolving loans were funded thereunder on May 30, 2012.

Pursuant to the Lender Joinder Agreement, concurrently with the closing of the 9% senior notes due 2020 offering, (see 9% senior notes due 2020 below), we were required to give an irrevocable notice of election to permanently reduce the Class A Revolving Commitment under the Credit Facility by $150.0 million. This reduction became effective with the issuance of the 9% senior notes due 2020 on June 8, 2012.

While we anticipate the remaining availability under our Credit Facility will provide the short term liquidity required to fund our existing debt obligations, management will review other plans to aggressively pursue the repayment of all debt as currently due.

Financing the Peninsula Gaming, LLC Acquisition
On May 16, 2012, Boyd Gaming Corporation (“Boyd”) announced it has entered into an agreement to acquire Peninsula Gaming,LLC ("Peninsula Gaming" or “PGL”), a direct wholly-owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”). PGL owns and operates Diamond Jo casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off track betting facilities in Louisiana, Diamond Jo casino in Worth County, Iowa, Amelia Belle casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) near Wichita, Kansas. Boyd will acquire PGL pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into on May 16, 2012, by and among, Boyd, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd (“Holdco”), Boyd Acquisition Sub, LLC, an indirect wholly-owned subsidiary of Boyd (“Merger Sub”), PGP and PGL. The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into PGL, and PGL will be the surviving entity in the Merger. Following the Merger, PGL will be an indirect, wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, which was unanimously approved by the boards of directors of both Boyd Gaming and PGP, Boyd Gaming will acquire PGL for approximately $1.45 billion, net of certain expenses and adjustments, in the form of cash, debt financing and a promissory note issued by HoldCo, as described below. Of the $1.45 billion, $200.0 million was funded in cash from Boyd Gaming to Boyd Acquisition I, LLC, an indirect wholly-owned subsidiary of Boyd Gaming and the parent of HoldCo. At the closing of the Merger, HoldCo will issue the HoldCo Note in the approximate amount of $144.0 million to PGP, which amount is subject to adjustment pursuant to the Merger Agreement based on PGL's outstanding debt, cash, working capital, certain assets, liabilities and costs, and transaction expenses at the closing of the Merger. The HoldCo Note is also subject to adjustment after the closing of the Merger in connection with any indemnification claims or, at HoldCo's option, with respect to any Earnout Payment as described below, in each case, in accordance with the terms of the Merger Agreement. Boyd Gaming intends to finance the remaining approximately $1.1 billion with the proceeds of:

•
an anticipated new credit facility at PGL, which will consist of an $825 million term loan, which will be funded in full on the closing date of the Merger, and a $50 million revolver facility. Based on current estimates, we anticipate that upon the consummation of the Merger, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the revolver; and

•	$350 million aggregate principal amount of senior notes to be issued by Merger Sub (and a finance subsidiary) and assumed by Peninsula Gaming in connection with the Merger.

The new credit facility and senior notes are discussed in more detail below.

In addition, HoldCo is obligated to make an Earnout Payment in 2016 if Kansas Star's EBITDA for 2015 exceeds $105 million. The Earnout Payment would be in an amount equal to 7.5 times any Kansas Star 2015 EBITDA over $105 million. If HoldCo is obligated to make the Earnout Payment, it may make such payment in cash, or increase the principal amount of the HoldCo Note by the amount of the Earnout Payment, as determined by HoldCo in its sole discretion. Under the Merger Agreement, the definition of “EBITDA” is specific for purposes of determining the Earnout Payment, and differs from the definition of EBITDA that we use in the presentation of our financial statements.

The Merger Agreement contains certain termination rights for both Boyd and PGP and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, Boyd may be required to pay PGP a termination fee of up to $45 million.

The following discussion summarizes the progress of the financing activities required to consummate the Merger.
New Credit Facility
In connection with the acquisition of Peninsula Gaming, we expect that Merger Sub will enter into a New Credit Facility (the

“New Credit Facility”). Below is a summary of the expected terms of the New Credit Facility among Merger Sub (the “Initial Borrower”), various lenders, and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer. Upon consummation of the acquisition of Peninsula Gaming, Peninsula Gaming will assume all assets and liabilities of the Initial Borrower and become the borrower under the New Credit Facility.

Amount and Maturity
Prior to the consummation of the acquisition, we intend that Merger Sub will enter into a new $875.0 million senior secured credit facility, which will consist of (a) an $825 million Term Loan (the “Term Loan”), and (b) a $50 million Revolver (the “Revolver”). The Term Loan will be funded concurrently with the closing of the acquisition. Based on current estimates, we anticipate that upon the consummation of the acquisition, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the Revolver. We expect that the New Credit Facility will have a maturity date of five years after the initial funding thereunder.

Guarantees and Collateral
We anticipate that following the consummation of the acquisition, Peninsula Gaming's obligations under the New Credit Facility, subject to certain exceptions, will be guaranteed by its subsidiaries and will be secured by the capital stock of its subsidiaries. In addition, subject to certain exceptions, we expect that Peninsula Gaming and each of the guarantors will grant the collateral agent first priority liens and security interests on substantially all of its real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the obligations under the New Credit Facility. The obligations under the Revolver will rank senior in right of payment to the obligations under the Term Loan.

Interest
We anticipate that the interest rate that will be charged on the outstanding balance from time to time under the New Credit Facility will be based upon, at the borrower's option, either: (i) the Eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. We anticipate that the “base rate” under the New Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. We anticipate that the applicable margin on the outstanding balance on the Revolver will be 3.00% with respect to base rate loans and 4.00% with respect to Eurodollar rate loans. We anticipate that the applicable margin on the outstanding balance of Term Loans will be 3.50% with respect to base rate loans and 4.50% with respect to Eurodollar rate loans, with a minimum Eurodollar rate for any interest period of 1.25%. We anticipate that the New Credit Facility will require us to pay commitment fees equal to 0.50% of the unused portion of the revolving facility.

Optional and Mandatory Prepayments
We expect that the New Credit Facility will require the borrower to prepay the loans with proceeds of any significant asset sale or event of loss. In addition, we expect that that the New Credit Facility will require the borrower to use a portion of its excess cash flow to prepay the loans as well as fixed quarterly amortization. We expect that the borrower will be able to terminate the Revolver without premium or penalty, upon payment of the outstanding amounts owed with respect thereto.

Certain Covenants
We anticipate that the New Credit Facility will contain customary affirmative and negative covenants (subject to customary exceptions) for financings of its type. We expect that the borrower will be required to maintain (i) a maximum consolidated leverage ratio over each twelve month period ending on the last day of each fiscal quarter, (ii) a minimum consolidated interest coverage ratio as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year. We expect that other covenants will, among other things, limit the borrower's ability to do the following (in each case, subject to certain exceptions):

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions;

•	merge or consolidate; and

•	engage in unrelated business activities.

In addition, we anticipate that the New Credit Facility will require that the borrower take certain actions, including maintaining adequate insurance, and will require that the borrower cause its subsidiaries to take certain actions.

Events of Default
We anticipate that the New Credit Facility will contain customary events of default, including but not limited to:

•	non-payment of principal, interest or fees;

•	violations of certain covenants;

•	certain bankruptcy-related events;

•	unsatisfied judgments against us in excess of a specified threshold;

•	inaccuracy of representations and warranties in any material respect; and

•	cross defaults with certain other indebtedness.

We anticipate that the closing of the New Credit Facility will be conditioned upon the satisfaction of conditions precedent typical for a senior secured credit facility. Additionally, we anticipate that the initial funding under the New Credit Facility will be conditioned upon the consummation of the acquisition of Peninsula Gaming.

Senior Notes
On August 2, 2012, through our Merger Sub and Financing Sub, we priced the offering of the senior notes.  The aggregate principal amount of notes to be issued in the offering is $350 million.  The notes will bear interest at a rate of 8.375% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2013.  The senior notes will mature on February 15, 2018.  The closing of the offering is expected to occur on August 16, 2012, subject to the satisfaction of customary closing conditions.  Pending the consummation of the acquisition, an amount equal to 100% of the issue price of the notes plus an amount that equals the amount of interest that will accrue on the notes from the issue date to, but not including, February 1, 2013 (the “Outside Date”) will be deposited into an escrow account. If the acquisition is not consummated by the Outside Date, or upon the occurrence of certain other events, the notes will be subject to a special mandatory redemption. The special mandatory redemption price will be a price equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest from the issue date of the notes up to, but not including, the payment date of such mandatory redemption. From and after the release of the escrow funds from the escrow account, the notes will be unsecured.

The notes will be fully and unconditionally guaranteed, on a joint and several basis, by the current and future domestic restricted subsidiaries of the issuer, and upon consummation of the Acquisition, the current domestic subsidiaries of Peninsula. The indenture governing the notes will contain certain restrictive covenants regarding, among other things, incurrence of debt and liens, investments, sales of assets, mergers and consolidations and dividends and distributions by the issuer and its restricted subsidiaries.

The senior notes have not been, and will not be, registered under the Securities Act and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. At June 30, 2012 and December 31, 2011, we had balances of cash and cash equivalents of $360.5 million and $178.8 million, respectively. At June 30, 2012, we had working capital of $35.1 million, whereas at December 31, 2011, we had a working capital deficit of $129.1 million. These measures are impacted by the $200 million funding of an acquisition subsidiary in contemplation of the acquisition of Peninsula Gaming. These proceeds were borrowed from our Credit Facility and are invested in a short-term investment account.

Without giving effect to the consolidation of LVE, as we have no claim to their assets, nor any recourse for their obligations, our cash balances and working capital deficits at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Cash balance:
Boyd Gaming Corporation	$326,429	$132,494
Borgata	33,912	46,224

Working capital (deficit):
Boyd Gaming Corporation	87,911	(91,935)
Borgata	(22,085)	(8,467)

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

Indebtedness
Our indebtedness primarily consists of $1.45 billion outstanding under our $1.76 billion Credit Facility (including $803.8 million of term loans) and $1.31 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and $24.2 million outstanding under Borgata's $75 million bank credit facility and $791.5 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

As part of the financing for the Peninsula Gaming acquisition, on June 8, 2012, Boyd Gaming issued $350 million aggregate principal amount of 9% senior notes due 2020. The senior notes are fully and unconditionally guaranteed by certain of Boyd Gaming's current and future domestic restricted subsidiaries.

Boyd Gaming Corporation Debt
Bank Credit Facility
Agreement
In December 2010, we entered into an Amendment and Restatement Agreement among certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the effective date. All capitalized terms used in this note not otherwise defined herein have the meanings ascribed to such terms in the Credit Facility.

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$620,000	$807,000
Initial Term Loan	462,500	475,000
Incremental Term Loan	331,713	338,965
Swing Loan	25,050	750
Total amounts outstanding under Credit Facility, net	$1,439,263	$1,621,715

Availability
Presently, our bank credit facility is comprised of the following components and commitments:

	Original Commitment	Present Commitment	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$960,000	$300,405
Initial Term Loan	500,000	500,000	—
Incremental Term Loan	—	350,000	—
Total commitments under Credit Facility	$1,460,000	$1,810,000	$300,405

Extended Revolving Facility
Each of the Extending Lenders permanently reduced their commitments under the former credit facility by up to 50% of the amount thereof. As a result, the aggregate commitments under the Credit Facility were reduced from $3 billion to approximately $1.5 billion (excluding the non-extending amounts), which commitments may be increased from time to time by up to $500 million through additional revolving credit or term loans under the Credit Facility.

Lender Joinder Agreement
On May 30, 2012, we entered into a lender joinder agreement (the "Lender Joinder Agreement") among the Company, Bank of America, N.A. ("Bank of America"), Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, each as an increasing lender, and Bank of America, as the administrative agent, providing for, among other things, an incremental Class A Revolving Commitment (as defined in the Company's Second Amended and Restated Credit Agreement, dated as of December 17, 2010, among the lenders party thereto, Bank of America, as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender in the amount of $150 million (the "Increased Revolving Commitment"). The Increased Revolving Commitment became effective and the initial revolving loans were funded thereunder on May 30, 2012.

Pursuant to the Lender Joinder Agreement, concurrently with the closing of the 9.00% senior notes due 2020 offering (see 9.00% Senior Notes due 2020 below), we were required to give an irrevocable notice of election to permanently reduce the Class A Revolving Commitment under the Credit Facility by $150 million, which became effective with the issuance of the 9.00% senior notes on June 8, 2012.

Initial Term Loan
The Credit Facility included the conversion of certain outstanding revolving commitments to a term loan in the amount of $500 million (the "Initial Term Loan"). Pursuant to the terms of the Credit Facility, the Initial Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to term loans under the Credit Facility are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio.

Increased Term Loan
In November 2011, we exercised $350 million of the $500 million increase option under our Credit Facility through an Increased Term Loan.The proceeds from the Increased Term Loan were used to repay the outstanding Non-Extended Revolving Facility, and all related commitments thereunder were terminated. Pursuant to its terms, the Increased Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Increased Term Loan is a Eurodollar Rate Loan, the Increased Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Increased Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest period plus 3.75%.

Interest and Fees
The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.00% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Credit Facility. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The letter of credit fees under the Credit Facility remain the same as those under the Credit Facility; however, the margins payable to Extending Lenders are based on the margins applicable to the Extended Revolving Facility. Subject to certain conditions, amounts outstanding under the Credit Facility may be prepaid without premium or penalty, and the unutilized portion of any of the commitments may be terminated without penalty.

The blended interest rate for outstanding borrowings under our Credit Facility was 4.3% and 4.2% at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, approximately $1.45 billion was outstanding under our Credit Facility, with $14.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $300.4 million

Guarantees
The Company's obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.

Financial and Other Covenants
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio is calculated as (a) twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.
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
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently our Maximum Secured Leverage Ratio is set at 4.25 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the minimum ratio decreases to a low of 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at June 30, 2012, we were in compliance with the Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at June 30, 2012, were 2.55 to 1.00, 7.05 to 1.00 and 3.69 to 1.00, respectively.

At June 30, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 9.20% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at June 30, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that a 18.10% or greater decline in our twelve-month trailing

Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at June 30, 2012, assuming our current level of interest expense remains constant, we estimate that a 21.40% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

Debt Financing Costs
In conjunction with the Credit Facility and the subsequent issuance of the Increased Term Loan, we incurred approximately $20.6 million and $13.9 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Credit Facility. In May 2012, in conjunction with the Lender Joinder Agreement and the subsequent issuance of the Incremental Term Loan, we incurred approximately $1.5 million of incremental debt financing costs, which were expensed when this borrowing was repaid, due to the reduction in available commitment under the Credit Facility.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at June 30, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at June 30, 2012. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes. At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes on June 8, 2012, the date the 9.00% notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we will file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, consummate the exchange offer within 365 days of the issuance of the 2020 notes, and in certain circumstances, if required by the registration rights agreement, file a shelf registration statement.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2012. Presently, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, and principal repayment of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

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

At June 30, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $24.2 million, which bore an interest rate of 4.4%. Contractual availability under the Borgata bank credit facility, as amended, at June 30, 2012 was $50.8 million.
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA, which, at June 30, 2012, was $162.2 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the three and six months ended June 30, 2012, we did not incur any incremental debt financing costs and incurred approximately $0.4 million during the three months end March 31, 2011 related to the Borgata bank credit facility, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2012.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at June 30, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At June 30, 2012, the effective interest rate on the 9.5% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility. At June 30, 2012, the outstanding balance under the amended credit facility was 24.2 million leaving contractual availability of 50.8 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	Long-Term Debt
	Boyd Gaming	Borgata	Total
	(In thousands)
For the year or partial year ending December 31,
Remainder of 2012	$21,620	$—	$21,620
2013	52,841	—	52,841
2014	258,168	24,200	282,368
2015	1,342,549	398,000	1,740,549
2016	240,750	—	240,750
Thereafter	850,000	393,500	1,243,500
Total outstanding principal of long-term debt	$2,765,928	$815,700	$3,581,628

Cash Flows Summary
Six Months ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$108,773	$97,568
Cash flows from investing activities:
Capital expenditures	(70,403)	(30,874)
Decrease in restricted investments	—	168
Other investing activities	2,334	55
Net cash used in investing activities	(68,069)	(30,651)
Cash flows from financing activities:
Net payments under bank credit facility	(183,950)	—
Net payments under Borgata bank credit facility	(16,000)	(40,900)
Proceeds from issuance of senior notes	350,000	—
Debt financing costs, net	(10,246)	(828)
Proceeds from issuance of non-recourse debt	1,935	5,250
Payments on loans to variable interest entity's members	(501)	(181)
Other financing activities	(243)	(101)
Net cash provided by (used in) financing activities	140,995	(36,760)
Increase in cash and cash equivalents	$181,699	$30,157

Cash Flows from Operating Activities
For the six months ended June 30, 2012, we generated operating cash flow of $108.8 million, compared to $97.6 million for the six months ended June 30, 2011, an increase of $11.2 million. Net income increased by $17.7 million and deferred income taxes increased by $15.1 million. The increase in deferred income taxes was more than offset by the decrease in other long-term tax liabilities of $21.2 million due to the release of certain tax reserves.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for investments in maintenance capital expenditures, acquisitions and future development or business opportunities.

Capital Expenditures
Cash paid for capital expenditures on major projects for the six months ended June 30, 2012 were $70.4 million and included (i) $30.3 million of Borgata capital expenditures primarily related to the room remodel project and various maintenance capital expenditures, (ii) $28.0 million of various maintenance capital expenditures among our wholly-owned properties, (iii) $11.7 million of IP capital improvement projects spending, and (iv) $0.4 million of Echelon development project spending. Cash paid for capital expenditures on major projects for the six months ended June 30, 2011 were $30.9 million and included (i) $19.3 million of various maintenance capital expenditures among our wholly-owned properties (ii) $10.6 million of Borgata capital expenditures for various maintenance capital expenditures and (iii) the Echelon development project, which included spending of approximately $1.0 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Net Payments under Credit Facility
During the six months ended June 30, 2012, net amounts of $184.0 million and $16.0 million were paid under Boyd Gaming's and Borgata's respective credit facilities. We also had proceeds from the issuance of senior notes and related debt issuance costs of $10.2 million. During the six months ended June 30, 2011, nothing was borrowed against or paid under Boyd Gaming's Credit Facility and net amounts of $40.9 were paid under Borgata's bank credit facility. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings.

Proceeds from Issuance of Senior Notes
On June 8, 2012, we issued $350 million aggregate principal amount 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. In conjunction with the issuance of the 9.00% senior notes, we incurred approximately $10 million of underwriter fees, which have been deferred and are being amortized over the term of the 9.00% senior notes.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2012 or 2011.

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

During the six months ended June 30, 2012 and 2011, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012, except for: (i) the pending acquisition of Peninsula Gaming, as further discussed in Note 1, Summary of Significant Accounting Policies; and (ii) the issuance of $350 million aggregate principal amount of 9.00% senior notes due July 2020, as further discussed in Note 10, Long-Term Debt.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.3 million to $20.8 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the Judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission ("Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and holding two workshops for public comment in April and May of 2012. The Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. Additionally, the Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due, as well as the removal of the imposition of all penalties and interest on such tax. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to February 15, 2012, the date of enforcement per the Department's policy directive, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment would not exceed $0.3 million, as of June 30, 2012.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against provisional bills received in years 2007 through 2012, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. During February 2012, the county set tax rates for 2007 and provided confirmation on the amount of our replacement tax credit. During the six months ended, June 30, 2012, we recognized an incremental benefit of $0.7 million as a result of the replacement tax credit.
Although we have not received valuation notices for years 2010 through 2012, or final tax rates for the years 2008 through 2012, we believe the assessments for the period from January 1, 2008 through June 30, 2012 could result in a total property tax obligation ranging between $10.4 million and $15.0 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.0 million for this property tax liability as June 30, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2008 through June 30, 2012, which have not been received as of June 30, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012.

Critical Accounting Policies

Valuation of Indefinite-Live Intangible Assets
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

The results of our annual scheduled impairment test of these gaming license rights, performed during the second quarter of 2012, did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could result in a future a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

The carrying value of our gaming license rights was $371.4 million, or 6.2% of our consolidated total assets as of June 30, 2011, and all such rights are recorded within our Midwest and South reportable segment. The fair value of these rights exceeded their carrying value by an aggregate amount of $186.9 million, or by a multiple of 2.0.

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

The carrying value of our trademarks within our Las Vegas Locals reportable segment was $50.7 million, or 0.8% of our consolidated total assets as of June 30, 2012 and the fair value of our reporting units exceeded their carrying value by $31.3 million, or 61.7%. Specific to the value of our Las Vegas Locals' trademarks, a respective annual decline in their gaming revenues of 6%, in hotel revenues of 2% or an aggregate decline in both streams of 2% would impact the fair value of the trademarks by $1 million, and result in a future impairment in such amount.

The carrying value of our trademark within our Midwest and South reportable segment was $25.3 million, or 0.4% of our consolidated total assets as of June 30, 2012, and consisted solely of the IP trademark related to the acquisition of IP in October 2011, and the fair value of this reporting units was the same as the carrying value, as there we no impairment indicators to the the contrary.

We also recorded a trademark related to the fair valuation of Borgata on March 24, 2010. The current carrying value of the Borgata trademark is $60 million, or 1.0% of our consolidated total assets as of June 30, 2012 and specific to the value of Borgata's trademark, a respective annual decline in their gaming revenues of 3%, in hotel revenues of 5% or an aggregate decline in both streams of 2% would impact the fair value of the trademark by $1 million, and result in a future impairment in such amount.

The total carrying value of our trademarks was $136.0 million, or 2.3% of our total consolidated assets at June 30, 2012, and the fair value of our trademarks exceeded their carrying value by $76.3 million, or 56.1%. The total carrying value of our trademarks was $136.0 million, or 2.3% of our consolidated total assets at December 31, 2011, and the fair value of our trademarks exceeded their carrying value by $18.2 million, or 13.4%, respectively.

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

The results of our annual scheduled impairment test of goodwill, performed during the second quarter of 2012, did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could result in a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

The carrying value of our goodwill was $213.6 million, or 3.5% of our consolidated total assets as of June 30, 2011. Although we satisfied Step One by fair margin ranging from $76.7 million to $191.1 million for each reporting unit tested, certain underlying assumptions and variables could greatly impact the results of future tests.

On a macro-economic level, we believe that over the next few years, several trends are expected to continue to adversely affect the gaming industry. The most significant trends include (i) delayed development of new construction; (ii) increased bankruptcy filings; and (iii) decreased consolidation. The impact of the weakening economy, credit crunch, and general outlook of the casino resort industry is illustrated through the recent trend of abandoned casino projects. Bankruptcy has served as a deterrent to deals because of the large decline in cash flow as well as significant increases in leverage. Debt to EBITDA ratios for public companies has nearly doubled overall in the past few years, indicating the inability to service debt. Analysts generally expect a sudden decrease in merger and acquisition activity after reports show that buyers are demanding a higher capitalization rate and lenders are significantly raising the equity portion required for deals. Deals are not only taking longer to fulfill, but as credit markets remain frozen, the slowdown is expected to continue into 2012. Although we cannot control or influence the impact of these factors from a fair valuation perspective, they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

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

A description of all of our other critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the SEC on March 7, 2012.

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

•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax positions;

•	the general effect, and expectation, of the national and global economy on our business, as well as the local economies where each of our properties are located;

•	our belief as to the resiliency of certain of the local economies where certain of our properties are located;

•	our expenses;

•	our commitment to having a significant presence on the Las Vegas Strip;

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

•	our statements with respect to our B Connected loyalty program, including its ability to drive profitable business to our properties;

•	our belief that our future results will be impacted by cannibalization of Borgata's business upon the opening of a new property in Atlantic City;

•	our expectation regarding the trends that will affect the gaming industry over the next few years;

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

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities in a way that is strategic, deliberate and disciplined;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Credit Facility;

•
our assumptions and expectations regarding our critical accounting policies, including without limitation, those affecting the valuation of our indefinite-live intangible assets, trademark and goodwill;

•	our expenditures for capital improvement projects with respect to IP Casino Resort and Spa;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Credit Facility and Borgata's bank credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our ability to fund any expansion projects using cash flows from operations and availability under the Credit Facility;

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

•	our overall outlook, including all statements under the heading Overall Outlook in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•
the expected benefits of the Merger with Peninsula Gaming, the expected effect of the Merger on Boyd Gaming's financial results and profile, the expected impact for customers and employees, future capital expenditures, expenses, revenues, earnings, economic performance, financial condition, losses and future prospects;

•	the anticipated benefits of geographical diversity that would result in the Merger with Peninsula Gaming;

•	the expected results of Peninsula Gaming's gaming properties, including without limitation, Kansas Star;

•	future industry development and trends;

•	the anticipated completion of the proposed Merger, and the anticipated financing of the Merger with Peninsula Gaming;

•	our estimates as to the effect of any changes in our consolidated EBITDA on our ability to remain in compliance with certain credit facility covenants;

•	the anticipated new development project with Sunrise Sports Entertainment, and the passage of enabling legislation;

•	the anticipated new development project with Wilton Rancheria, and the passage of enabling legislation.

•	expectations, plans, beliefs, hopes or intentions regarding the future, and:

•	assumptions underlying any of the foregoing statements.
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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Credit Facility or Borgata's bank credit facility and additional financings, which could jeopardize our expansion, development, investment and renovation efforts;

•	The risk that we or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Borgata do refinance, the terms are not favorable to us or them;

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios in our Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in the Borgata bank credit facility;

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2012, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012, except for: (i) the pending acquisition of Peninsula Gaming, as further discussed in Note 1, Summary of Significant Accounting Policies; and (ii) the issuance of $350 million aggregate principal amount of 9.00% senior notes due July 2020, as further discussed in Note 10, Long-Term Debt.

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
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012 and the judge took the motions under advisement. There is no indication of when the judge may rule on the motions. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, on May 25, 2012, Revel Entertainment formally opened a new property in Atlantic City which will compete with Borgata for gaming customers. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.
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
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the recent downgrade of the United States credit rating and ongoing European debt crisis, has contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or severity of the economic downturns, and the resulting impact on the solvency or liquidity of our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility. If we were otherwise required to renegotiate or replace our Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the six months ended June 30, 2012; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. During the three months ended March 31, 2011, we performed an interim impairment test on the trademark we recorded in connection with the valuation of Borgata due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded a $5.0 million impairment to the trademark. The impairment test was performed due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results could be further impacted by cannibalization of our business from Revel Entertainment, a new property that formally opened in Atlantic City,on May 25, 2012. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

Having performed an initial interim impairment test related to the Borgata trademark during the first quarter of 2011, we have established the first quarter as its prospective annual impairment test date as well, and we performed an interim impairment test over the Borgata trademark at January 1, 2012. Our analyses consisted of a valuation of the Borgata trademark, using the relief from royalty method. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test consisted of a comparison of the fair value of trademark with its carrying amount. As a result of the impairment test, we did not record any impairment in the first quarter of 2012.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area, nor did we predict the incremental amount of additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we do not expect to resume construction for three to five years, as previously disclosed. We also do not believe that financing for a development project such as Echelon is currently available on terms satisfactory to us.

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

Our partner in the MDDHC, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has divested its 50% interest and we do not have the ability to select the new partner.
We own a 50% controlling interest in the limited liability company that operates Borgata. MGM currently beneficially owns the other 50% interest. As a result of the NJDGE investigation of MGM's relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the NJDGE and the New Jersey Casino Control Commission (the "NJCCC") under which MGM placed its 50% ownership interest in Borgata into a Divestiture Trust, which was established for the purpose of selling the MGM Interest to a third party.
We are the managing member of the limited liability company that operates Borgata, and have been, and will continue to be responsible for the day-to-day operations of Borgata, including the operations and improvement of the facility and business. Additionally, we hold a right of first refusal on any sale of the MGM Interest in Borgata. We believe we will expend managerial resources to effectuate the eventual sale of the MGM Interest from the Divestiture Trust, regardless of whether we exercise our right of first refusal. Other than exercising our right of first refusal, we generally do not have the ability to affect the selection of the potential new partner at Borgata.
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
In addition, Borgata's bank credit facility matures in August 2014. At the time of maturity, if Borgata is unable to refinance its bank credit facility on favorable terms, additional credit support and/or capital contributions may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or a new partner, if any, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flow needs of Borgata, and our investment would be at risk. Moreover, if any new partner does not have the financial resources to meet its share of the obligations, or subsequently declares bankruptcy, we could be required to fund more than our 50% share.
We face risks associated with growth and acquisitions.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in May 2012, we announced the pending acquisition of PGL, and in October 2011, we completed the acquisition of IP. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

On August 1, 2008, due to the difficult environment in both the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip as previously disclosed.
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

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011; however, Sam's Town Hotel and Gambling Hall suffered minor damage, and have reached a settlement with our insurer.

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
Moreover, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.
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
The failure to obtain necessary government approvals in a timely manner, or at all, can adversely impact our various expansion, development, investment and renovation projects.
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

We may experience risks related to the construction of the Central Energy Facility in connection with Echelon.
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

LVE has suspended construction of the central energy center while the Echelon project is delayed. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommenced and proceeded with construction of the Echelon development project by May 6, 2009. We believe that LVE's position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter. On March 7, 2011, Echelon Resorts and LVE entered into both a Purchase Option Agreement and a Periodic Fee Agreement. Under the Periodic Fee Agreement, Echelon Resorts and LVE have mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and that any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts has agreed to pay LVE, beginning March 4, 2011, the Periodic Fee and an operation and maintenance fee until either (i) Echelon notifies LVE that it has resumed construction of a portion of the Echelon development project that it will own in fee simple and Echelon and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA: or (ii) Echelon exercises its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee is fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee is estimated to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon Resorts' prior approval. We have posted a letter of credit in the amount of $6.0 million to secure Echelon Resorts' obligation to pay the Periodic Fee and the operation and maintenance fee.
Under the Purchase Option Agreement, Echelon Resorts has the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $195.1 million, subject to certain possible adjustments. The ESA will be terminated concurrent with the purchase of LVE's assets.
If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under our Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

In the past few years there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our Credit Facility (to the extent that availability exists under our Credit Facility, as applicable, after we meet our working capital needs).
If availability under our Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
Additionally, on July 1, 2012, a state statute in Indiana will become effective that imposes a state wide smoking ban in specified businesses, buildings, public places and other articulated locations. The statute specifically exempts riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban. However, the statute allows local government to enact a more restrictive smoking ban than the state statute and also leaves in place any more restrictive local legislation that exists as of the effective date of the statute. To date, neither Michigan City nor LaPorte County, where Blue Chip is located, have enacted any ordinance or other law which would impose a smoking ban on Blue Chip.
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
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.3 million to $20.8 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("Judge") in September 2010. In April 2011, the Judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission ("Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The Judge issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The Judge's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and holding two workshops for public comment in April and May of 2012. The Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. Additionally, the Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due, as well as the removal of the imposition of all penalties and interest on such tax. Due to the uncertainty surrounding the ultimate resolution of our appeal to District Court, as well as subsequent appeals to higher levels of the state judicial system, we will not record any gain until both we and the Department have exhausted all appeal options and a final, non-appealable decision has been rendered. For periods subsequent to February 15, 2012, the date of enforcement per the Department's policy directive, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment would not exceed $0.3 million, as of June 30, 2012.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. Since then, we have made the minimum required payment against provisional bills received in years 2007 through 2012, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. During February 2012, the county set tax rates for 2007 and provided confirmation on the amount of our replacement tax credit. During the six months ended, June 30, 2012, we recognized an incremental benefit of $0.7 million as a result of the replacement tax credit.
Although we have not received valuation notices for years 2010 through 2012, or final tax rates for the years 2008 through 2012, we believe the assessments for the period from January 1, 2008 through June 30, 2012 could result in a total property tax obligation ranging between $10.4 million and $15.0 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.0 million for this property tax liability as of June 30, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2008 through June 30, 2012, which have not been received as of June 30, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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
We had total consolidated long-term debt, including current maturities, of approximately $2.8 billion at June 30, 2012, excluding Borgata. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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
Following the issuance of the 9.00% senior notes due July, 2020, our Consolidated Fixed Charge Coverage Ratio did not exceed 2.0 to 1.0 under the indentures governing our outstanding notes, including the Existing Notes and the Additional Notes. Since our Consolidated Fixed Charge Coverage Ratio does not exceed 2.0 to 1.0, we are limited by the terms of such indenture in our ability to refinance our outstanding indebtedness and in making any restricted payments, among other things.
As of June 30, 2012, our Credit Facility consists of a revolving facility of $960.0 million, the original term loan which had a remaining outstanding principal balance of $462.5 million and the Increased Term Loan which had a remaining outstanding principal balance of $331.7 million. The Increased Term Loan represented $350.0 million of a $500.0 increase option under our Credit Facility which was exercised in November 2011. On May 30, 2012, we exercised the remaining $150.0 million increase option under our Credit Facility as incremental borrowing availability under the revolver. Effective on June 8, 2012, we permanently reduced $150.0 million of revolving credit commitments under our Credit Facility.
Term loans under the Credit Facility amortize in an annual amount equal to 5% of the original principal amount thereof, payable on a quarterly basis. Amortization on the original term loan commenced on March 31, 2011; amortization on the Increased Term Loan commenced on March 31, 2012.
The interest rate per annum applicable to revolving and term loans under the Credit Facility are based upon, at our option, LIBOR or the “base rate” plus an applicable margin in either case. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) (i) with respect to the revolving facility and the original term loan, the Eurodollar rate for a one month period plus 1.00% and (ii) with respect to the Increased Term Loan, the “effective Eurodollar rate.” The “effective Eurodollar rate” is defined as the greater of (x) the Eurodollar rate in effect for such Eurodollar rate loan under the Credit Facility and (y) 1.25% for any interest period.
The applicable margin on the outstanding balance on the revolving facility and the original term loan is a percentage per annum determined in accordance with a specified pricing grid based on the Total Leverage Ratio which ranges from 2.50% to 3.50% (if using the Eurodollar rate), and from 1.50% to 2.50% (if using the base rate). The interest rate per annum applicable to the Increased Term Loan is (a) the effective Eurodollar rate plus 4.75% if and to the extent the Increased Term Loan is a Eurodollar rate loan under the Credit Facility and (b) the base rate plus 3.75% if and to the extent the Increased Term Loan is a base rate loan under the Credit Facility.

Boyd Gaming Credit Facility
Aggregate borrowings under the Credit Facility are approximately $1.44 billion (including $794.2 million of term loans and $645.1 million of revolving commitments).
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants that:

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
Subject to certain exceptions, we may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
As discussed above, our Credit Facility requires us to maintain a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Credit Facility) that adjust over the life of our Credit Facility. We believe that we were in compliance with the Credit Facility covenants, including the minimum Interest Coverage Ratio, the maximum permitted Total Leverage Ratio and the maximum permitted Secured Leverage Ratio. At June 30, 2012, our Interest Coverage Ratio, Total Leverage Ratio and Secured Leverage Ratio were 2.55 to 1.00, 7.05 to 1.00 and 3.69 to 1.00, respectively.
At June 30, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 9.20% or greater decline in our twelve-month trailing Consolidated EBITDA (as defined in the Credit Facility) as compared to June 30, 2011, would cause us to exceed our maximum permitted Total Leverage Ratio covenant for that period. In addition, at June 30, 2012, assuming our current level of secured indebtedness remains constant, we estimate that 18.10% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at June 30, 2012, assuming our current level of interest expense remains constant, we estimate that a 21.40% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2011, would cause us to go below our minimum Interest Coverage Ratio covenant for that period.
However, in the event that we project our Consolidated EBITDA may decline by such levels or more, we could implement certain actions in an effort to minimize the possibility of a breach of the maximum permitted Total Leverage Ratio, the maximum permitted Secured Leverage Ratio and the minimum Interest Coverage Ratio covenants. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.
In addition, Borgata has significant indebtedness which could affect its ability to pay dividends to us. While we received a one-time distribution from Borgata of approximately $135.4 million in August 2010 in connection with Borgata's financing, any future distribution from Borgata (other than distributions to satisfy tax liabilities relating to income of Borgata) will be subject to the limitations on dividends, distributions and certain other restricted payments under Borgata's bank credit facility and the indenture governing Borgata's senior secured notes.
We did not receive distributions from Borgata during the six months ended June 30, 2012. Other than the distribution that we received from Borgata in connection with its financing in August 2010, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available to service our indebtedness, except to the extent distributions are paid to us.
In addition, Borgata's bank credit facility contains customary affirmative and negative covenants, including covenants that limit Borgata's ability to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	engage in unrelated business activities.

The increase in our consolidated leverage and debt service obligations as a result of the acquisition of PGL, may adversely affect our consolidated financial condition, results of operations and earnings per share.
Upon the completion of our acquisition of PGL, we will not be responsible for the obligations of PGL. In connection with our acquisition of PGL, substantially all of PGL's outstanding indebtedness will be refinanced. Following the refinancing, it is anticipated that PGL will have approximately $1.155 billion of outstanding indebtedness. In addition, HoldCo will issue a promissory note to PGP in the initial approximate principal amount of $144 million in connection with the closing of the Merger. Pursuant to the terms of the HoldCo Note, the principal amount will be adjusted to take into account PGL's outstanding debt, cash, working capital, certain assets, liabilities, costs and transaction expenses at the closing of the Merger, as well as any indemnification claims in accordance with the terms of the Merger Agreement. In addition, the principal amount of the HoldCo Note may be increased in 2016 if an Earnout Payment is due pursuant to the terms of the Merger Agreement.
As a result of the Merger, we will have a greater amount of debt on a consolidated basis than we have maintained in the past. As of June 30, 2012 (excluding any pro forma indebtedness of PGL), our indebtedness primarily consists of $1.45 billion in principal outstanding under our Credit Facility (including $794.2 million of term loans) and $1.31 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd Gaming, $24.2 million outstanding under the Borgata bank credit facility and Borgata's $791.5 million aggregate outstanding principal amount of senior secured notes. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine that it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.
The terms of the PGL indebtedness will limit payment of dividends (other than tax distributions), distributions and management fees from PGL to HoldCo. The HoldCo Note, which we will enter into upon the closing of our acquisition of PGL, will impose limitations on HoldCo and on PGL and PGL's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by PGL or upon a change of control.

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
It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including our Credit Facility and our outstanding notes on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Approximately $300.4 million was available for borrowing under our Credit Facility as of June 30, 2012. All of those borrowings would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

Borgata may be unable to refinance its indebtedness.
In August 2010, Borgata entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured notes, $398.0 million of which mature in October 2015 and $393.5 million of which mature in August 2018. Borgata has repurchased a total of $8.5 million of the notes.

On November 11, 2011, MDFC entered into an amendment to its bank credit facility (the “Borgata bank credit facility”), which, among other things, modified certain terms of the Borgata bank credit facility. Such amendment: (i) reduced the aggregate commitments under the Borgata bank credit facility to $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

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
It is unlikely that Borgata's business will generate sufficient cash flows from operations in amounts sufficient to enable it to pay the principal on its indebtedness at or before maturity and to fund its other liquidity needs. We believe Borgata will need to refinance all or a portion of its indebtedness before maturity, and we cannot provide assurances that it will be able to repay or refinance its indebtedness on commercially reasonable terms, or at all. Borgata may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent Borgata from obtaining necessary capital.

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

Risks Related to our Acquisition of Peninsula Gaming
The acquisition is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.
On May 16, 2012, we entered into the Merger Agreement to acquire Peninsula Gaming. The Merger Agreement provides for the acquisition of Peninsula Gaming by Merger Sub, a newly formed entity that is indirectly owned by Boyd Gaming. There are a number of risks and uncertainties relating to the acquisition. For example, the acquisition may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement's closing conditions, Merger Sub's failure to obtain sufficient financing to complete the acquisition, or litigation relating to the acquisition. In addition to the required regulatory clearances described below, the acquisition is subject to a number of other conditions beyond Boyd Gaming and Peninsula Gaming's control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

The acquisition is subject to the receipt of consents and clearances from various regulatory entities that may impose conditions that could have an adverse effect on us, or, if not obtained, could prevent completion of the acquisition.
Before the acquisition may be completed, various approvals or consents must be obtained from regulatory entities, including each of the Louisiana Gaming Control Board, the Louisiana State Racing Commission, the Iowa Racing and Gaming Commission, the Kansas Lottery Commission's Executive Director, the Kansas Lottery Commission. The terms and conditions of any approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business. The Merger Agreement may require us and/or Peninsula Gaming to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting any increase in revenues following the merger. In addition, neither Peninsula Gaming nor Boyd Gaming can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.
If the acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	being required to pay a termination fee of up to $45 million under certain circumstances provided in the Merger Agreement;

•	having to pay certain costs relating to the acquisition, such as legal, accounting and financial advisor fees;

•	having had the focus of our management on the acquisition instead of on pursuing other opportunities that could have been beneficial to us; and

•	having had the potential benefits of the acquisition reflected in our stock price, which could lead to stock price volatility and declines if the acquisition is not completed.
If the acquisition is not completed, we cannot assure that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

Following the acquisition, if consummated, we may face integration difficulties and may be unable to integrate Peninsula Gaming's business into Boyd Gaming's business successfully or realize the anticipated benefits of the acquisition.
The merger involves the combination of two companies that currently operate as independent companies. Following the consummation of the acquisition, Peninsula Gaming will be an indirect wholly-owned subsidiary of Boyd Gaming. We will be required to devote significant management attention and resources to integrating the two companies business practices and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our two businesses in a manner that permits the us to achieve the full revenue and other benefits anticipated to result from the acquisition;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of each company's management; and

•	the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition, or could reduce each company's earnings or otherwise adversely affect our business and financial results following the acquisition.

Our future results may differ materially from the unaudited pro forma financial statements that we have previously disclosed.
The pro forma financial statements that we have previously disclosed are presented for illustrative purposes only, are based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the acquisition for several reasons. Our actual financial condition and results of operations following the acquisition may not be consistent with, or evident from, these pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the acquisition. Any potential decline in our financial condition or results of operations may cause significant variations to our stock price.

Our future results could suffer if we cannot effectively manage our expanded operations following the acquisition.
Following the acquisition, the size of the combined businesses will be significantly larger than the current size of either Boyd Gaming's or Peninsula Gaming's business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the acquisition.

We expect to incur substantial expenses related to the acquisition and the integration of our businesses if the acquisition is consummated.
We expect to incur substantial expenses in connection with the acquisition and the integration of our businesses. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in us taking significant charges against earnings following the consummation of the acquisition, and the amount and timing of such charges are uncertain at present.

The increase in our consolidated leverage and debt service obligations as a result of the acquisition of Peninsula Gaming, may adversely affect our consolidated financial condition, results of operations and earnings per share.
In connection with our acquisition of Peninsula Gaming, substantially all of Peninsula Gaming's outstanding indebtedness will be refinanced. Following the refinancing, it is anticipated that Peninsula Gaming will have approximately $1.155 billion of outstanding indebtedness. In addition, HoldCo will issue a promissory note to Peninsula Gaming in the initial approximate principal amount of $144 million in connection with the closing of the acquisition. Pursuant to the terms of the HoldCo Note, the principal amount will be adjusted to take into account Peninsula Gaming's outstanding debt, cash, working capital, certain assets, liabilities, costs and transaction expenses at the closing of the Merger, as well as any indemnification claims in accordance with the terms of the Merger Agreement. In addition, the principal amount of the HoldCo Note may be increased in 2016 if an Earnout Payment is due pursuant to the terms of the Merger Agreement.
As a result of the Merger, we will have a greater amount of debt on a consolidated basis than we have maintained in the past. As of June 30, 2012 (excluding any pro forma indebtedness of Peninsula Gaming), our indebtedness primarily consists of $1.45 billion in principal outstanding under our Credit Facility (including $794.2 million of term loans) and $1.31 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd Gaming, $24.2 million outstanding under the Borgata bank credit facility and Borgata's $791.5 million aggregate outstanding principal amount of senior secured notes. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine that it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.
The terms of Peninsula Gaming's indebtedness will limit payment of dividends (other than tax distributions), distributions and management fees from Peninsula Gaming to HoldCo. The HoldCo Note, which we will enter into upon the closing of the acquisition, will impose limitations on HoldCo and on Peninsula Gaming and Peninsula Gaming's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula Gaming or upon a change of control.

Risks Related to our Properties

If we are not ultimately successful in dismissing the action filed against Treasure Chest, we may potentially lose our ability to operate the Treasure Chest property and our business, financial condition and results of operations could be materially adversely affected.
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the six months ended June 30, 2012, patrons from Hawaii comprised 66% of the room nights sold at the California, 48% at Fremont and 51% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.6 million per annum as of June 30, 2012. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned 37.1% of the Company's outstanding shares of common stock as of June 30, 2012. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits

Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
2.1
Agreement and Plan of Merger, dated as of May 16, 2012, entered into by and among, Boyd Gaming Corporation, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula Gaming LLC
Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2012.

4.1	Indenture governing the Company's 9% Senior Notes due 2020, dated June 8, 2012, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference from the Company's Current Report on Form 8-K dated June 13, 2012.

4.2	Form of 9% Senior Note (included in Exhibit 4.1)	Incorporated by reference from the Company's Current Report on Form 8-K dated June 13, 2012.

4.3
Registration Rights Agreement, dated June 8, 2012, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, on behalf of themselves and as representatives of the several initial purchasers.
Incorporated by reference from the Company's Current Report on Form 8-K dated June 13, 2012.

10.1
Boyd Commitment letter, dated May 16, 2012, entered into among Boyd Gaming Corporation, Bank of America N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC.
Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2012.

10.2
PGL Commitment letter, dated May 16, 2012, entered into among Boyd Gaming Corporation, Bank of America N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC.
Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2012.

10.3	Boyd Gaming Corporation, 2012 Stock Incentive Plan (as amended and restated effective May 17, 2012).	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2012.

10.4	Executed Joinder Agreement, dated May 29, 2012, by and among the parties to the Boyd commitment letter and UBS Securities LLC and UBS Loan Finance LLC.	Filed electronically herewith.

10.5	Executed Joinder Agreement, dated May 29, 2012, by and among the parties to the PGL commitment letter and UBS Securities LLC and UBS Loan Finance LLC.	Filed electronically herewith.

10.6	Executed Joinder Agreement, dated July 27, 2012, by and among the parties to the PGL commitment letter, and Credit Suisse Securities (USA) LLC and Credit Suisse AG.	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2012.

BOYD GAMING CORPORATION

By:	/S/ ELLIE J. BOWDISH
Ellie J. Bowdish
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
2.1
Agreement and Plan of Merger, dated as of May 16, 2012, entered into by and among, Boyd Gaming Corporation, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula Gaming LLC
Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2012.

4.1	Indenture governing the Company's 9% Senior Notes due 2020, dated June 8, 2012, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference from the Company's Current Report on Form 8-K dated June 13, 2012.

4.2	Form of 9% Senior Note (included in Exhibit 4.1)	Incorporated by reference from the Company's Current Report on Form 8-K dated June 13, 2012.

4.3
Registration Rights Agreement, dated June 8, 2012, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, on behalf of themselves and as representatives of the several initial purchasers.
Incorporated by reference from the Company's Current Report on Form 8-K dated June 13, 2012.

10.1
Boyd Commitment letter, dated May 16, 2012, entered into among Boyd Gaming Corporation, Bank of America N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC.
Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2012.

10.2
PGL Commitment letter, dated May 16, 2012, entered into among Boyd Gaming Corporation, Bank of America N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC.
Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2012.

10.3	Boyd Gaming Corporation, 2012 Stock Incentive Plan (as amended and restated effective May 17, 2012).	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2012.

10.4	Executed Joinder Agreement, dated May 29, 2012, by and among the parties to the Boyd commitment letter and UBS Securities LLC and UBS Loan Finance LLC.	Filed electronically herewith.

10.5	Executed Joinder Agreement, dated May 29, 2012, by and among the parties to the PGL commitment letter and UBS Securities LLC and UBS Loan Finance LLC.	Filed electronically herewith.

10.6	Executed Joinder Agreement, dated July 27, 2012, by and among the parties to the PGL commitment letter, and Credit Suisse Securities (USA) LLC and Credit Suisse AG.	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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