Form 10-Q
period 2012-09-30
BOYD GAMING CORP
filed 2012-11-08
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2012
Common stock, $0.01 par value	86,588,933

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

The results for the periods indicated are unaudited; however, such results reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission ("SEC") on March 7, 2012.
BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2012 and December 31, 2011
______________________________________________________________________________________________________

	September 30,	December 31,
	2012	2011
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$343,771	$178,756
Restricted funds held in escrow	364,249	—
Restricted cash	21,555	15,753
Accounts receivable, net	56,354	58,589
Inventories	16,710	17,493
Prepaid expenses and other current assets	60,075	47,465
Income taxes receivable	6,452	3,268
Deferred income taxes	24,122	21,570
Total current assets	893,288	342,894
Property and equipment, net	3,498,040	3,542,108
Assets held for development	1,090,467	1,089,819
Debt financing costs, net	28,948	32,099
Restricted investments held by variable interest entity	21,366	21,367
Other assets, net	70,058	67,173
Intangible assets, net	569,909	574,018
Goodwill, net	213,576	213,576
Total assets	$6,385,652	$5,883,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$403,028	$43,230
Accounts payable	86,555	98,015
Accrued liabilities	345,448	295,459
Income taxes payable	515	5,630
Current maturities of non-recourse obligations of variable interest entity	32,354	29,686
Total current liabilities	867,900	472,020
Long-term debt, net of current maturities	3,462,938	3,347,226
Deferred income taxes	387,081	379,958
Other long-term tax liabilities	33,471	45,598
Other liabilities	68,202	71,193
Non-recourse obligations of variable interest entity	192,225	192,980
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,588,933 and 86,572,098 shares outstanding	863	863
Additional paid-in capital	651,508	644,174
Retained earnings	548,088	557,055
Total Boyd Gaming Corporation stockholders’ equity	1,200,459	1,202,092
Noncontrolling interest	173,376	171,987
Total stockholders’ equity	1,373,835	1,374,079
Total liabilities and stockholders’ equity	$6,385,652	$5,883,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$516,991	$500,824	$1,567,792	$1,469,316
Food and beverage	106,722	99,221	318,123	285,883
Room	69,964	64,831	205,589	181,881
Other	38,958	34,105	110,615	100,412
Gross revenues	732,635	698,981	2,202,119	2,037,492
Less promotional allowances	119,356	108,766	340,535	307,928
Net revenues	613,279	590,215	1,861,584	1,729,564
COST AND EXPENSES
Operating costs and expenses:
Gaming	253,196	230,675	742,404	680,457
Food and beverage	55,014	50,868	169,451	148,516
Room	13,605	13,586	43,671	39,921
Other	29,960	28,617	82,712	82,191
Selling, general and administrative	113,148	96,301	333,319	288,872
Maintenance and utilities	38,114	40,925	116,447	115,113
Depreciation and amortization	50,409	46,034	151,125	145,106
Corporate expense	10,317	11,025	36,197	36,569
Preopening expense	1,618	1,720	5,488	5,292
Other operating items, net	(450)	2,300	(2,399)	9,269
Total operating costs and expenses	564,931	522,051	1,678,415	1,551,306
Operating income	48,348	68,164	183,169	178,258
Other expense (income):
Interest income	(272)	(15)	(684)	(40)
Interest expense, net	74,115	60,083	202,731	184,068
Fair value adjustment of derivative instruments	—	—	—	265
Loss on early retirements of debt	—	(54)	—	(34)
Other income	—	(1,000)	—	(1,000)
Total other expense, net	73,843	59,014	202,047	183,259
Income (loss) before income taxes	(25,495)	9,150	(18,878)	(5,001)
Income taxes	8,413	(2,170)	7,580	28
Net income (loss)	(17,082)	6,980	(11,298)	(4,973)
Net loss (income) attributable to noncontrolling interest	1,286	(3,871)	2,331	1,610
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$3,109	$(8,967)	$(3,363)
Basic net income (loss) per common share	$(0.18)	$0.04	$(0.10)	$(0.04)
Weighted average basic shares outstanding	87,643	87,256	87,587	87,206
Diluted net income (loss) per common share	$(0.18)	$0.04	$(0.10)	$(0.04)
Weighted average diluted shares outstanding	87,643	87,432	87,587	87,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
Net income (loss)	$(17,082)	$6,980	$(11,298)	$(4,973)
Other comprehensive income, net of tax:
Fair value of derivative instruments, net	1,234	107	3,701	6,893
Comprehensive income (loss)	(15,848)	7,087	(7,597)	1,920
Less: other comprehensive income attributable to noncontrolling interest	1,234	107	3,701	(701)
Less: net income attributable to noncontrolling interest	(1,286)	3,871	(2,331)	(1,610)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$3,109	$(8,967)	$4,231

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the nine months ended September 30, 2012
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-in	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Interest	Equity
	(In thousands, except share data)
	(Unaudited)
Balances, January 1, 2012	86,572,098	$863	$644,174	$557,055	$171,987	$1,374,079
Net loss	—	—	—	(8,967)	(2,331)	(11,298)
Capital investment attributable to noncontrolling interest	—	—	—	—	19	19
Comprehensive income attributable to noncontrolling interest	—	—	—	—	3,701	3,701
Stock options exercised	16,835	—	117	—	—	117
Tax effect from share-based compensation arrangements	—	—	(343)	—	—	(343)
Share-based compensation costs	—	—	7,560	—	—	7,560
Balances, September 30, 2012	86,588,933	$863	$651,508	$548,088	$173,376	$1,373,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(11,298)	$(4,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,125	145,106
Amortization of debt financing costs	11,116	6,673
Amortization of discounts on debt	2,746	2,507
Share-based compensation expense	7,560	7,740
Deferred income taxes	4,572	(3,074)
Noncash asset write-downs	(2)	6,052
Gain on insurance settlement	(6,323)	—
Gain on insurance subrogation	(3,809)	—
Other operating activities	6,827	2,541
Changes in operating assets and liabilities:
Restricted cash	(20,051)	(3,198)
Accounts receivable, net	7,476	(4,375)
Inventories	783	1,710
Prepaid expenses and other current assets	(13,666)	(5,997)
Income taxes receivable	(3,184)	5,264
Other long-term tax assets	521	—
Other assets, net	(3,843)	430
Accounts payable and accrued liabilities	35,669	28,770
Income taxes payable	(84)	(3,382)
Other long-term tax liabilities	(17,157)	2,069
Other liabilities	(3,133)	(947)
Net cash provided by operating activities	145,845	182,916
Cash Flows from Investing Activities
Capital expenditures	(101,718)	(55,491)
Deposit of acquisition financing proceeds into escrow	(350,000)	—
Acquisition of assets	—	(34,495)
Decrease in restricted investments	—	27,184
Other investing activities	4,058	—
Net cash used in investing activities	(447,660)	(62,802)
Cash Flows from Financing Activities
Borrowings under bank credit facility	642,600	109,650
Payments under bank credit facility	(836,375)	(111,503)
Borrowings under Borgata bank credit facility	515,300	574,700
Payments under Borgata bank credit facility	(541,800)	(620,600)
Payments of long-term debt	—	(8,198)
Proceeds from issuance of senior notes, net of issuance costs	338,500	—
Proceeds from acquisition financing	350,000	—
Debt financing costs, net	(2,881)	(1,283)
Proceeds from issuance of non-recourse debt by variable interest entity	2,668	—
Payments on non-recourse debt of variable interest entity	(755)	(27,000)
Other financing activities	(427)	5,615
Net cash provided by (used in) financing activities	466,830	(78,619)
Change in cash and cash equivalents	165,015	41,495
Cash and cash equivalents, beginning of period	178,756	145,623
Cash and cash equivalents, end of period	$343,771	$187,118
BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$160,373	$170,483
Cash paid (received) for income taxes, net	(1)	1,221
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$8,707	$4,871
Fair value adjustment on derivative instruments	—	11,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Echelon Development
Additionally, we own 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Pending Acquisition of Peninsula Gaming, LLC
On May 16, 2012, Boyd Gaming Corporation (“Boyd”) announced it had entered into an agreement to acquire Peninsula Gaming, LLC ("Peninsula Gaming" or “PGL”), a direct wholly-owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”). PGL owns and operates Diamond Jo casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off-track betting facilities in Louisiana, Diamond Jo casino in Worth County, Iowa, Amelia Belle casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) near Wichita, Kansas. Boyd will acquire PGL pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into on May 16, 2012, by and among, Boyd, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd (“Holdco”), Boyd Acquisition Sub, LLC, an indirect wholly-owned subsidiary of Boyd (“Merger Sub”), PGP and PGL. The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into PGL, and PGL will be the surviving entity in the Merger. Following the Merger, PGL will be an indirect, wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, which was unanimously approved by the board of directors of Boyd and the board of managers of PGP, Boyd Gaming will acquire PGL for approximately $1.45 billion, net of certain expenses and adjustments, in the form of cash, debt financing and a promissory note issued by HoldCo, as described below. Of the $1.45 billion, $200 million was funded in cash from Boyd Gaming to Boyd Acquisition I, LLC, an indirect wholly-owned subsidiary of Boyd Gaming and the parent of HoldCo. At the closing of the Merger, HoldCo will issue the HoldCo Note in the approximate amount of $144 million to PGP, which amount is subject to adjustment pursuant to the Merger Agreement based on PGL's outstanding debt, cash, working capital, certain assets, liabilities and costs, and transaction expenses at the closing of the Merger. The HoldCo Note is also subject to adjustment after the closing of the Merger in connection with any indemnification claims or, at HoldCo's option, with respect to any Earnout Payment as described below, in each case, in accordance with the terms of the Merger Agreement. Boyd Gaming has secured the financing of the remaining approximately $1.10 billion with the proceeds of:

•
a new credit facility at PGL, which will consist of an $825 million term loan, which will be funded in full on the closing date of the Merger, and a $50 million revolver facility. Based on current estimates, we anticipate that upon the consummation of the Merger, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the revolver; and

•
$350 million aggregate principal amount of senior notes issued by Merger Sub (and a finance subsidiary, "Finance Sub") and will be assumed by Peninsula Gaming in connection with the consummation of the Merger.

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

Subject to the satisfaction of various closing conditions and receipt of required regulatory approvals, we expect the transaction to close in the fourth quarter of 2012.

The following discussion summarizes the progress of the financing activities required to consummate the Merger.

New Credit Facility
In connection with the acquisition of Peninsula Gaming, the Merger Sub has entered into a commitment for the New Credit Facility among Merger Sub, various lenders, and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and letter of credit issuer. Below is a summary of the defined terms of the New Credit Facility per this commitment. Upon consummation of the Acquisition of Peninsula Gaming (the "Acquisition"), Peninsula Gaming will assume all assets and liabilities of the Merger

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Sub and become the borrower under the New Credit Facility.

Amount and Maturity
Prior to the consummation of the Acquisition, the Merger Sub has entered into a new commitment for a new $875 million senior secured credit facility, which will consist of (a) an $825 million Term Loan (the “Term Loan”), and (b) a $50 million Revolver (the “Revolver”). The Term Loan will be funded concurrently with the closing of the Acquisition. Based on current estimates, we anticipate that upon the consummation of the Acquisition, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the Revolver. The New Credit Facility will have a maturity date of five years after the initial funding thereunder.

Guarantees and Collateral
Following the consummation of the Acquisition, Peninsula Gaming's obligations under the New Credit Facility, subject to certain exceptions, will be guaranteed by its subsidiaries and secured by the capital stock of its subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors will grant the collateral agent first priority liens and security interests on substantially all of its real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the obligations under the New Credit Facility. The obligations under the Revolver will rank senior in right of payment to the obligations under the Term Loan.

Interest
The interest rate that will be charged on the outstanding balance from time to time under the New Credit Facility is based upon, at the borrower's option, either: (i) the Eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The “base rate” under the New Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The applicable margin on the outstanding balance on the Revolver will be 3.00% with respect to base rate loans and 4.00% with respect to Eurodollar rate loans. The applicable margin on the outstanding balance of Term Loans will be 3.50% with respect to base rate loans and 4.50% with respect to Eurodollar rate loans, with a minimum Eurodollar rate for any interest period of 1.25%. The New Credit Facility will require us to pay commitment fees equal to 0.50% of the unused portion of the revolving facility.

Optional and Mandatory Prepayments
The New Credit Facility will require the borrower to prepay the loans with proceeds of any significant asset sale or event of loss. In addition, the New Credit Facility will require the borrower to use a portion of its excess cash flow to prepay the loans as well as fixed quarterly amortization. The borrower has the right to terminate the Revolver without premium or penalty, upon payment of the outstanding amounts owed with respect thereto.

Certain Covenants
The New Credit Facility will contain customary affirmative and negative covenants (subject to customary exceptions) for financings of its type. The borrower will be required to maintain (i) a maximum consolidated leverage ratio over each twelve-month period ending on the last day of each fiscal quarter, (ii) a minimum consolidated interest coverage ratio as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year. Other covenants will, among other things, limit the borrower's ability to do the following (in each case, subject to certain exceptions):

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions;

•	merge or consolidate; and

•	engage in unrelated business activities.

In addition, the New Credit Facility will require that the borrower take certain actions, including maintaining adequate insurance, and will require that the borrower cause its subsidiaries to take certain actions.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Events of Default
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

The closing of the New Credit Facility is conditioned upon the satisfaction of typical conditions precedent for a senior secured credit facility. Additionally, the initial funding under the New Credit Facility will be conditioned upon the consummation of the Acquisition.

Senior Notes
On August 16, 2012, through our Merger Sub and Finance Sub, we issued senior notes. The aggregate principal amount of notes to be issued in the offering is $350 million.  The notes bear interest at a rate of 8.375% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2013.  The senior notes mature on February 15, 2018.  Pending the consummation of the Acquisition, an amount equal to 100% of the issue price of the notes plus an amount that equals the amount of interest that will accrue on the notes from the issue date to, but not including, February 1, 2013 (the “Outside Date”) has been deposited into an escrow account. If the acquisition is not consummated by the Outside Date, or upon the occurrence of certain other events, the notes will be subject to a special mandatory redemption. The special mandatory redemption price will be equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest from the issue date of the notes up to, but not including, the payment date of such mandatory redemption. From and after the release of the escrow funds from the escrow account, the notes will be unsecured.

The notes are fully and unconditionally guaranteed, on a joint and several basis, by the current and future domestic restricted subsidiaries of the issuer, and upon consummation of the Acquisition, the current domestic subsidiaries of Peninsula Gaming. The indenture governing the notes contain certain restrictive covenants regarding, among other things, incurrence of debt and liens, investments, sales of assets, mergers and consolidations and dividends and distributions by the issuer and its restricted subsidiaries.

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

Basis of Presentation
Interim Condensed Consolidated Financial Statements
As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of September 30, 2012, the results of our operations for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011. The condensed consolidated balance sheet as of September 30, 2012 is unaudited; however, the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

subsidiaries.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method.

Acquisition of IP
On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million. Our condensed consolidated financial statements include the financial position of IP at September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and its cash flows for the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, approximately $306.3 million and $309.5 million, respectively, of our consolidated total assets are related to IP.

Consolidation of Borgata
Our condensed consolidated financial statements include the financial position of Borgata at September 30, 2012 and December 31, 2011, its results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, approximately $1.42 billion and $1.44 billion, respectively, of our consolidated total assets are related to Borgata.

Consolidation of LVE
Additionally, our condensed consolidated financial statements include the financial position of Las Vegas Energy Partners, LLC("LVE" ) at September 30, 2012 and December 31, 2011, its results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. At September 30, 2012, and December 31, 2011, approximately $189.2 million and $189.9 million, respectively, of our consolidated total assets related to LVE, however, certain of these assets, approximating $163.8 million at both respective dates, are pledged as security on LVE's outstanding construction loan advances, and an additional $21.4 million at both respective dates of such assets are held in restricted escrow funds in accordance with the underlying terms of LVE's tax-exempt bond financing.

We believe that substantially all activities of our variable interest in an energy and sales agreement ("ESA") with LVE are presently performed for our benefit. Pursuant to the terms of the ESA, we are obligated to purchase substantially all of its thermal output at a fixed and variable pricing arrangement that protects LVE from commodity risk. This agreement is long-term in duration, having a term of 25 years from the commencement of the commercial operations of Echelon. Additionally, during the period of suspension, we are obligated to pay fees to LVE to subsidize the holding costs of the facility. We have a fixed price purchase option to purchase the assets of LVE, subject to certain possible adjustments, but have no future obligation to absorb any operating losses or otherwise provide financial support, except as contractually provided as described above. We do not hold any equity interest in LVE and have not guaranteed any of its outstanding debt obligations, nor would such debt have recourse to any of our lenders, note holders or general creditors. However, accounting guidance requires us to consolidate LVE for financial statement purposes.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the three and nine months ended September 30, 2012 was $0.1 million and $0.7 million, respectively.
Debt Financing Costs
Debt financing costs, which include legal and other direct costs related to the issuance of our outstanding debt, are deferred and amortized to interest expense over the contractual term of the underlying long-term debt using the effective interest method. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt financing costs.
Restricted Investments
In accordance with the terms of the tax-exempt loan agreements, which are the obligations of LVE, unused proceeds are required to be held in escrow pending approval of construction expenditures. These investments are held in an interest-bearing account.
Restricted funds held in escrow
Restricted funds held in escrow consists of the $364.2 million aggregate principal amount of senior notes, plus accrued interest, issued by Merger Sub and will be assumed by Peninsula Gaming in connection with the consummation of the Merger.
Intangible Assets
Intangible assets include customer relationships, favorable lease rates, development agreements, gaming license rights, and trademarks.

Amortizing Intangible Assets
Customer relationships represent the value of repeat business associated with our customer loyalty programs. These intangible assets are being amortized on an accelerated method over their approximate useful life. Favorable lease rates represent the amount by which acquired lease rental rates are favorable to market terms. These favorable lease values are amortized over the remaining

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

In September 2012, the Company adopted accounting guidance simplifying how entities test indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to its carrying value. If the fair value is less than the carrying value, the entity must record an impairment.

An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this guidance did not have any impact on the consolidated financial statements of the Company.

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

Noncontrolling Interest
At September 30, 2012 and December 31, 2011, noncontrolling interests are comprised of: (i) the 50% interest in Borgata, held in trust for the economic benefit of another 50% interest holder; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity, which is consolidated in our condensed financial statements, but in which we hold no equity interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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
The amounts included in promotional allowances for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Rooms	$39,737	$33,989	$110,411	$94,811
Food and beverage	48,975	44,464	144,094	128,028
Other	30,644	30,313	86,030	85,089
Total promotional allowances	$119,356	$108,766	$340,535	$307,928

The estimated costs of providing such promotional allowances for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Rooms	$16,980	$14,192	$46,079	$40,309
Food and beverage	46,364	40,591	131,871	116,828
Other	6,931	4,870	18,817	12,856
Total cost of promotional allowances	$70,275	$59,653	$196,767	$169,993

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $67.8 million and $65.3 million for the three months ended September 30, 2012 and 2011, respectively, and $206.8 million and $192.6 million for the nine months ended September 30, 2012 and 2011, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common equivalent shares used in the calculations of basic and diluted earnings per share calculations for the three and nine months ended September 30, 2012 and 2011, consisted of the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares outstanding:
Basic	87,643	87,256	87,587	87,206
Potential dilutive effect	—	176	—	—
Diluted	87,643	87,432	87,587	87,206

Due to the net losses for the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding. Such exclusion included anti-dilutive options totaling 10.5 million, 9.4 million, and 7.8 million, for the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, respectively, have been excluded from the computation of diluted earnings per share, as these shares were out of the money. Anti-dilutive options totaling 9.0 million have been excluded during the three months ended September 30, 2011 as these shares were out of the money.

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

Correction
Subsequent to the issuance of the September 30, 2011 condensed consolidated financial statements, we identified an error in the disclosure of cash paid for interest. We corrected the supplemental disclosure of cash paid for interest for the nine months ended September 30, 2011 from $220 million to $170.5 million. We believe this correction is not material.

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

In addition to this total consideration, the Company is in the process of performing certain capital improvement projects with respect to the property at an estimated cost of $44.0 million. Pursuant to the terms of the agreement, to the extent that the costs of the capital improvements exceed the original cost estimate, the Company will be solely responsible for the additional costs; however, to the extent that costs are less than the original cost estimate, the Company is obligated to pay the seller an amount equal to one-half of the difference between the actual costs and the original estimated costs. The Company has not recorded any contingent consideration as a result; however, as it is presently likely that these capital improvements will require the entire $44.0 million spend. During the three and nine months ended September 30, 2012, the Company has incurred $5.4 million and $17.1 million, respectively, in capital improvement expenditures related to these projects. Cumulative total project expenditures were $18.6 million through September 30, 2012.

Condensed Statements of Operations
The following supplemental information presents the financial results of IP included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2012
	(In thousands)
Condensed Statements of Operations
Net revenues	$49,094	$145,444
Operating income	$4,410	$18,875

Other Acquisitions
Development Agreements
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

The fair value of the assets of the LLC was allocated in our consolidated financial statements as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Assets acquired (at initial fair value):
Intangible value of Development Agreement	$21,373	$21,373
Note receivable from Tribe (at present value)	4,297	3,077
Net value of assets	$25,670	$24,450

Other than the obligation under the Development Agreement to develop the gaming facility, there were no liabilities assumed in connection with the acquisition of the LLC. In addition to approximately $4.5 million expended by the prior owners of the LLC related to pre-development efforts, we are obligated to fund certain pre-development costs, which are estimated to be approximately $1 million to $2 million annually, for the next several years. These costs are reimbursable to us with future cash flows from the operations of the gaming facility and are evidenced by a note receivable from the Tribe, which was discounted to fair value, thereby resulting in an accretion of interest on the outstanding balance. As of September 30, 2012, we have funded $0.5 million in pre-development costs that are included in note receivable from the tribe.

On July 24, 2012, we announced a new development agreement entered into with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers. The agreement provides the Company the opportunity to take advantage of the potential to expand gaming in South Florida at the site of the BB&T Center.

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

Effective Change in Control
In connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Bargain Purchase Gain
The fair valuation resulted in the recording of a bargain purchase gain due to the excess fair value of Borgata over the historical basis of our equity interest in Borgata. Recorded in other operating charges, net, on the condensed consolidated statement of operations, this gain was recorded as a cumulative adjustment during the nine months ended September 30, 2011.

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

Variable Interest
LVE Energy Partners, LLC
LVE Energy Partners, LLC (“LVE”) is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly owned subsidiary, Echelon Resorts LLC ("Echelon Resorts"), we have entered into an Energy Sales Agreement ("ESA") with LVE to design, build, own (other than the underlying real property, which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. In April 2007, we entered into an ESA with LVE to provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

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

•
a qualitative approach for identifying the primary beneficiary of a variable interest entity based on (i) the power to direct activities that most significantly impact the economic performance of the entity, and (ii) the obligation to absorb losses or right to receive benefits that could be significant to the entity; and

•
ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and separate disclosure by the primary beneficiary on the face of the balance sheet to identify (i) assets that can only be used to settle obligations of the variable interest entity, and (ii) liabilities for which creditors do not have recourse to the primary

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

This guidance requires us to consolidate LVE for financial statement purposes, as we determined that we are presently the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

The effects of the consolidation of LVE on our financial position as of September 30, 2012 and December 31, 2011, and its impact on our results of operations for the three and nine months ended September 30, 2012 and 2011 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations are presented below.

The impact on our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 was as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	September 30, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$891,778	$1,510	$—	$893,288
Property and equipment, net	3,498,040	—	—	3,498,040
Assets held for development	926,661	163,806	—	1,090,467
Debt financing costs, net	26,474	2,474	—	28,948
Restricted investments	—	21,366	—	21,366
Other assets	70,058	—	—	70,058
Intangible assets, net	569,909	—	—	569,909
Goodwill, net	213,576	—	—	213,576
Total Assets	$6,196,496	$189,156	$—	$6,385,652

LIABILITIES
Current maturities of long-term debt	$403,028	$—	$—	$403,028
Accounts payable	86,463	92	—	86,555
Accrued liabilities	344,599	849	—	345,448
Income taxes payable	515	—	—	515
Non-recourse obligations of variable interest entity	—	32,354	—	32,354
Long-term debt, net of current maturities	3,462,938	—	—	3,462,938
Deferred income taxes	387,081	—	—	387,081
Long-term tax and other liabilities	91,855	9,818	—	101,673
Non-recourse obligations of variable interest entity	—	192,225	—	192,225

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	651,508	—	—	651,508
Retained earnings	548,088	—	—	548,088
Noncontrolling interest	219,558	(46,182)	—	173,376
Total Liabilities and Stockholders' Equity	$6,196,496	$189,156	$—	$6,385,652

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

The summarized impact on our condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$38,958	$2,724	$(2,724)	$38,958

COSTS AND EXPENSES
Selling, general and administrative	$113,144	$4	$—	$113,148
Preopening expenses	$4,342	$—	$(2,724)	$1,618

Operating income	$45,628	$2,720	$—	$48,348

Other expense
Interest expense, net	$71,134	$2,981	$—	$74,115

Income (loss) before income taxes	$(25,234)	$(261)	$—	$(25,495)
Income taxes	8,413	—	—	8,413
Net income (loss)	(16,821)	(261)	—	(17,082)
Net (income) loss attributable to noncontrolling interest	1,025	—	261	1,286
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$(261)	$261	$(15,796)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended September 30, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$34,105	$2,724	$(2,724)	$34,105

COSTS AND EXPENSES
Maintenance and utilities	$40,906	$19	$—	$40,925
Preopening expenses	$4,444	$—	$(2,724)	$1,720

Operating income	$65,459	$2,705	$—	$68,164

Other expense
Interest expense, net	$55,081	$5,002	$—	$60,083

Income (loss) before income taxes	$11,447	$(2,297)	$—	$9,150
Income taxes	(2,170)	—	—	(2,170)
Net income (loss)	9,277	(2,297)	—	6,980
Net (income) loss attributable to noncontrolling interest	(6,168)	—	2,297	(3,871)
Net income (loss) attributable to Boyd Gaming Corporation	$3,109	$(2,297)	$2,297	$3,109

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Nine Months Ended September 30, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$110,615	$8,172	$(8,172)	$110,615

COSTS AND EXPENSES
Selling, general and administrative	$333,306	$13	$—	$333,319
Preopening expenses	$13,660	$—	$(8,172)	$5,488

Operating income	$175,010	$8,159	$—	$183,169

Other expense
Interest expenses, net	$193,708	$9,023	$—	$202,731

Income (loss) before income taxes	$(18,014)	$(864)	$—	$(18,878)
Income taxes	7,580	—	—	7,580
Net loss	(10,434)	(864)	—	(11,298)
Net (income) loss attributable to noncontrolling interest	1,467	—	864	2,331
Net income (loss) attributable to Boyd Gaming Corporation	$(8,967)	$(864)	$864	$(8,967)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Nine Months Ended September 30, 2011
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$100,412	$8,134	$(8,134)	$100,412

COSTS AND EXPENSES
Maintenance and utilities	$114,163	$950	$—	$115,113
Preopening expenses	$13,426	$—	$(8,134)	$5,292

Operating income	$171,074	$7,184	$—	$178,258

Other expense
Interest expense, net	$173,632	$10,436	$—	$184,068

Income (loss) before income taxes	$(1,749)	$(3,252)	$—	$(5,001)
Income taxes	28	—	—	28
Net income (loss)	(1,721)	(3,252)	—	(4,973)
Net (income) loss attributable to noncontrolling interest	(1,642)	—	3,252	1,610
Net income (loss) attributable to Boyd Gaming Corporation	$(3,363)	$(3,252)	$3,252	$(3,363)

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee is recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it is actually paid to LVE directly on a monthly basis.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Land	$618,697	$614,697
Buildings and improvements	3,534,887	3,513,230
Furniture and equipment	1,227,050	1,185,737
Riverboats and barges	168,231	168,204
Other	49,728	37,368
Total property and equipment	5,598,593	5,519,236
Less accumulated depreciation	2,100,553	1,977,128
Property and equipment, net	$3,498,040	$3,542,108

Depreciation expense for the three months ended September 30, 2012 and 2011 was $48.9 million and $46.2 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $147.3 million and $138.4 million, respectively. The amounts recorded during the nine months ended September 30, 2011 include the effect of certain measurement period adjustments related to the consolidation of Borgata.

Other property and equipment presented in the table above primarily relates to costs capitalized in conjunction with major improvements, including construction in process, that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

NOTE 5.    ASSETS HELD FOR DEVELOPMENT
Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Echelon Project Infrastructure
Land	$215,969	$215,969
Construction and development costs	501,435	500,787
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	163,806	163,806
Total assets held for development	$1,090,467	$1,089,819

Echelon Project Infrastructure
At September 30, 2012 and December 31, 2011, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees.

We expect to capitalize certain costs of $1.1 million and $3.4 million, principally related to site beautification, during the years ending December 31, 2012, and 2013, respectively. Additionally we expect to incur recurring costs ranging from $0.3 million to $0.5 million annually, principally related to such items as site preparation work, underground utility installation, infrastructure and consulting.

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
Central Energy Facility
The capitalized construction costs of the central energy facility include labor, materials, construction overhead and capitalized interest, all of which has been directly incurred by LVE. Depreciation is generally recorded on a straight-line basis over useful lives of property ranging from 5 to 50 years, but has not commenced on the components of the facility, as it has not been placed into service. The costs of repairs, maintenance, including planned major maintenance activities and minor replacements of property are charged to maintenance expense as incurred.
These assets are tested for recoverability whenever events or changes in circumstances indicate that such amounts may not be recoverable. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There was no identified impairment of these assets during the year ended December 31, 2011.

The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 9, Non-recourse Obligations of Variable Interest Entity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2012
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	1.4 years	$17,700	$(13,352)	$—	$4,348
Favorable lease rates	35.7 years	45,370	(8,608)	—	36,762
Development agreement	9.0 years	21,373	—	—	21,373
		84,443	(21,960)	—	62,483

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
Balance, September 30, 2012		$793,329	$(55,920)	$(167,500)	$569,909

	December 31, 2011
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	2.2 years	$17,700	$(10,026)	$—	$7,674
Favorable lease rates	36.4 years	45,370	(7,825)	—	37,545
Development agreement	9.8 years	21,373	—	—	21,373
		84,443	(17,851)	—	66,592

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
Balance, December 31, 2011		$793,329	$(51,811)	$(167,500)	$574,018

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

Favorable Lease Rates
Favorable lease rates represent the rental rates for assumed land leases that are favorable to comparable market rates. The fair

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Development Agreements
Development agreements are contracts between two parties establishing an agreement for development of a product or service. The value of development agreements are determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The fair value of the development agreement is determined at an amount equal to the present value of the incremental cash flows attributable only to future development revenue, discounted to the present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant assumptions: future development revenues; general and administrative expenses; and discount rate. The projections are modeled for a ten-year period, representing the cash flow earnings period pursuant to the development agreement.

Indefinite Lived Intangible Assets
Trademarks
Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the trademark name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; general and administrative expenses; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for 15 years.

Gaming License Rights
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. The value of gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. These projections are modeled for a five-year period.

Activity For the Nine Months Ended September 30, 2012 and 2011
The following table sets forth the changes in these intangible assets during the nine months ended September 30, 2012 and 2011:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Customer Relationships		Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Nine Months Ended September 30, 2012
Balance, December 31, 2011	$7,674		$37,545	$21,373	$136,000	$371,426	$574,018
Additions	—		—	—	—	—	—
Impairments	—		—	—	—	—	—
Amortization	(3,326)		(783)	—	—	—	(4,109)
Balance, September 30, 2012	$4,348		$36,762	$21,373	$136,000	$371,426	$569,909

Nine Months Ended September 30, 2011
Balance, December 31, 2010	$14,000		$38,588	$—	$115,700	$371,426	$539,714
Additions	—		—	21,373	—	—	21,373
Impairments	—		—	—	(5,000)	—	(5,000)
Amortization	(8,230)	—	(782)	—	—	—	(9,012)
Balance, September 30, 2011	$5,770		$37,806	$21,373	$110,700	$371,426	$547,075
Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining one-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average remaining useful life of 35.7 years. The development agreement is being amortized on an accelerated basis over a remaining nine-year period. Future amortization is as follows:

	Customer Relationships	Favorable Lease Rates	Development Agreement	Total
	(In thousands)
For the year or partial year ending December 31,
Remainder of 2012	$1,757	$260	$—	$2,017
2013	2,591	1,043	—	3,634
2014	—	1,043	1,053	2,096
2015	—	1,043	2,401	3,444
2016	—	1,043	2,689	3,732
Thereafter	—	32,330	15,230	47,560
Total future amortization	$4,348	$36,762	$21,373	$62,483

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test.

Impairment Considerations
Indefinite-lived intangible assets include gaming license rights and trademarks and are not subject to amortization, but are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.

Interim Testing
During the first quarter of 2011, we performed an interim impairment test over the trademark we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results will be further impacted by cannibalization of our business by Atlantic City's newest property which opened in April 2012 . We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test. Having performed an initial interim impairment test related to the Borgata

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

trademark during the first quarter of 2011, we have established the first quarter as its prospective annual impairment test date as well, and we performed an interim impairment test over the Borgata trademark at January 1, 2012.

Our analyses consisted of a valuation of the Borgata trademark, using the relief from royalty method, as discussed above. The only significant change in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test consisted of a comparison of the fair value of the trademark with its carrying amount. As a result of the impairment test, we did not record any impairment in the first quarter of 2012 and recorded a $5.0 million impairment in the first quarter of 2011, representing the amount by which the carrying amount exceeded its fair value.

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

NOTE 7. GOODWILL
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized and consists of the following:

	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
	(In thousands)
Goodwill, net by Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	50,671	—	(50,671)	—
Balance, September 30, 2012	$435,860	$(6,134)	$(216,150)	$213,576

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

Impairment Testing
We perform an annual impairment test of our goodwill in the second quarter of each year, which resulted in no impairment charge as of such measurement dates in 2012 or 2011. However, if our estimates of projected cash flows related to these properties are not achieved, or our enterprise values are significantly adversely affected by economic changes, or if any other significant

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

assumptions are changed, we may be subject to an interim impairment test prior to our next scheduled annual impairment test, which could have a material adverse impact on our consolidated financial statements.

NOTE 8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Payroll and related expenses	$90,790	$80,720
Interest	58,976	41,344
Gaming liabilities	81,367	76,591
Accrued liabilities	114,315	96,804
Total accrued liabilities	$345,448	$295,459

NOTE 9.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt of LVE and is comprised of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Non-recourse obligations of variable interest entity, current:
Notes payable to members	$32,354	$29,686

Non-recourse obligations of variable interest entity, long-term:
Construction and term loan facility	119,225	119,980
Tax-exempt variable rate bonds	73,000	73,000
	192,225	192,980
Total non-recourse obligations of variable interest entity	$224,579	$222,666

Assets serving as collateral for these debt obligations, primarily consist of certain assets held for development and restricted investments that had a carrying value of $163.8 million and $21.4 million, respectively, at both September 30, 2012 and December 31, 2011.

The condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 include losses of $0.3 million and $2.3 million, respectively, related to LVE. The condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 include losses of $0.9 million and $3.3 million, respectively, related to LVE. The condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 reflect $1.6 million and $6.8 million of net operating cash outflows, respectively, related to this consolidated variable interest entity. None of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $119.2 million and $120.0 million were outstanding at September 30, 2012 and December 31, 2011, respectively. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. The original loan maturities were as follows: $4.2 million in 2011; $83.1 million in 2012 and the remainder in 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Tax-exempt Variable Rate Bonds
In December 2007, LVE issued $100 million of tax-exempt variable rate bonds through the State of Nevada Department of Business and Industry, which mature in October 2035. Unused proceeds from the tax-exempt, variable rate bonds are required to be escrowed pending approved construction expenditures. Such unused funds are reported as restricted investments on our consolidated balance sheet.

The tax-exempt variable rate bonds bear interest at rates that are determined by a remarketing agent on a weekly basis. LVE entered into an interest rate swap with a total notional amount of $100 million that effectively fixes the underlying interest rate index on these bonds until November 2013. Investors in these bonds receive liquidity and credit support provided by a letter of credit from a commercial bank. This letter of credit expires in November 2013, but can be accelerated by the bank in the event of a default under the construction and term loan facility.

In July 2011, LVE retired $27.0 million of these tax-exempt bonds, using funds in its restricted investment account, which are held in escrow.

Events of Default
The central energy center and district energy system are being financed by LVE with debt that is non-recourse to us. The construction loan was to be converted to a term loan in the fourth quarter of 2010 assuming the district energy system and central energy center were completed. The district energy system and central energy center were not completed by the fourth quarter of 2010 and, consequently, the full amount of the construction loan became due and payable in December 2010. However, in March 2011, the banks that are financing the energy facilities agreed not to exercise their rights under the financing agreements resulting from the event of default discussed above through December 2013, provided that no additional events of default occur. The members of LVE have provided a total of $10 million in letters of credit to the banks to support LVE’s obligations. Under the March 2011 agreement, LVE is obligated to use any excess funds, after paying fees and interest on the tax-exempt bonds and the construction loan, to reduce the outstanding balance of the construction loan. The banks have waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.

LVE intends to seek additional financing to complete the facility once construction of the resort resumes.

NOTE 10.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	September 30, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Debt:
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,438,975	$(5,352)	$(3,441)	$1,430,182
9.125% senior notes due 2018	500,000	—	(7,629)	492,371
9.00% senior notes due 2020	350,000	—	(9,587)	340,413
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	10,528	—	—	10,528
	2,755,921	(5,352)	(20,657)	2,729,912

Acquisition Financing
8.375% senior notes due 2018	350,000	—	—	350,000
	350,000	—	—	350,000
Boyd debt total	3,105,921	(5,352)	(20,657)	3,079,912

Borgata Debt:
Bank credit facility	13,700	—	—	13,700
9.50% senior secured notes due 2015	398,000	(2,720)	(6,387)	388,893
9.875% senior secured notes due 2018	393,500	(2,171)	(7,868)	383,461
	805,200	(4,891)	(14,255)	786,054
Less current maturities	403,028	—	—	403,028
Long-term debt, net	$3,508,093	$(10,243)	$(34,912)	$3,462,938

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2011
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Debt:
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,632,750	$(4,318)	$(6,717)	$1,621,715
9.125% senior notes due 2018	500,000	—	(8,556)	491,444
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,071	—	—	11,071
	2,600,239	(4,318)	(15,273)	2,580,648

Borgata Debt:
Bank credit facility	40,200	—	—	40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	831,700	(5,637)	(16,255)	809,808
Less current maturities	43,230	—	—	43,230
Long-term debt, net	$3,388,709	$(9,955)	$(31,528)	$3,347,226

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

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$615,000	$807,000
Initial Term Loan	456,250	475,000
Incremental Term Loan	336,875	338,965
Swing Loan	22,057	750
Total outstanding borrowings under Credit Facility, net	$1,430,182	$1,621,715

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Availability
Presently, our Credit Facility is comprised of the following components and commitments:

	Original Commitment	Present Commitment	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$960,000	$300,305
Initial Term Loan	500,000	500,000	—
Incremental Term Loan	—	350,000	—
Total commitments under Credit Facility	$1,460,000	$1,810,000	$300,305

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

Lender Joinder Agreement
On May 30, 2012, we entered into a lender joinder agreement (the "Lender Joinder Agreement") among the Company, Bank of America, N.A. ("Bank of America"), Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, each as an increasing lender, and Bank of America, as the administrative agent, providing for, among other things, an incremental Class A Revolving Commitment (as defined in the Credit Facility in the amount of $150 million (the "Increased Revolving Commitment"). The Increased Revolving Commitment became effective and the initial revolving loans were funded thereunder on May 30, 2012.

Pursuant to the Lender Joinder Agreement, concurrently with the closing of the 9.00% senior notes due 2020 (the "9.00% Senior Notes") offering (see 9.00% Senior Notes due 2020 below), we were required to give an irrevocable notice of election to permanently reduce the Class A Revolving Commitment under the Credit Facility by $150 million, which became effective with the issuance of the 9.00% Senior Notes on June 8, 2012.

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

Increased Term Loan
In November 2011, we exercised $350 million of the $500 million increase option under our Credit Facility through an Increased Term Loan. The proceeds from the Increased Term Loan were used to repay the outstanding Non-Extended Revolving Facility, and all related commitments thereunder were terminated. Pursuant to its terms, the Increased Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Increased Term Loan is a Eurodollar Rate Loan, the Increased Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annum equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Increased Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest period plus 3.75%.

Interest and Fees
The applicable margin on the outstanding balance on the Extended Revolving Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.00% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Credit Facility. The “base rate” under the Credit Facility is the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.

The margins payable to Extending Lenders are based on the margins applicable to the Extended Revolving Facility. Subject to certain conditions, amounts outstanding under the Credit Facility may be prepaid without premium or penalty, and the unutilized portion of any of the commitments may be terminated without penalty.

The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% at both September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, approximately $1.44 billion was outstanding under our Credit Facility, with $13.8 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $300.3 million.

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
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently and through September 30, 2012, our Maximum Secured Leverage Ratio is set at 4.25 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the minimum ratio decreases to a low of 3.25 to 1.00 at June 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at September 30, 2012, we were in compliance with the Credit Facility covenants, including the minimum Consolidated Interest Coverage Ratio, the maximum permitted Consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at September 30, 2012, were 2.25 to 1.00, 7.35 to 1.00 and 3.84 to 1.00, respectively.

At September 30, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 11.00% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted Consolidated Total Leverage Ratio covenant for that period. In addition, at September 30, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that a 2.10% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at September 30, 2012, assuming our current level of interest expense remains constant, we estimate that a 9.88% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to go below our minimum Consolidated Interest Coverage Ratio covenant for that period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at September 30, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% Senior Notes. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at September 30, 2012. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes. At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

to July 1, 2016, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes on June 8, 2012, the date the 9.00% Senior Notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we will file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, consummate the exchange offer within 365 days of the issuance of the 2020 notes, and in certain circumstances, if required by the registration rights agreement, file a shelf registration statement.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2012. Presently, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months. In March 2012, we reclassified $10.9 million for a note payable under our Credit Facility that matures on March 28, 2013 from long-term to current. The $350 million of 8.375% Senior Notes, as described below, are included in current maturities due to the terms of the Merger whereby the debt is conditional upon the consummation of the Merger, which must occur by February 2013.

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

Acquisition Financing
Senior Notes
8.375% Senior Notes due July 2018
On August 16, 2012, we closed an offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 by Boyd Acquisition Sub, LLC (“Merger Sub”), an indirect wholly owned subsidiary of Boyd Gaming, and Boyd Acquisition Finance Corp. (“Boyd Finance Co.,” and together with Merger Sub, the “Issuers”), a direct wholly owned subsidiary of Merger Sub. The notes were issued in connection with Boyd Gaming's pending acquisition of Peninsula Gaming, LLC. The notes were issued pursuant to an Indenture dated as of August 16, 2012 by and among the Issuers, and U.S. Bank National Association, as

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

trustee. Upon consummation of the Merger, Peninsula Gaming, LLC and Peninsula Gaming Corp. will assume the obligations of the Merger Sub and Boyd Finance Co. under the Indenture and will become the Issuers under the Indenture. The notes require semiannual interest payments on February 15 and August 15 of each year, commencing on February 15, 2013. The notes mature on February 15, 2018.

Prior to the consummation of the Merger, the notes are not guaranteed. Upon the consummation of the Merger, the notes will be fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp). If the Merger is not consummated by February 1, 2013, or upon the occurrence of certain other events, the notes are subject to a special mandatory redemption. The special mandatory redemption price is 100% of the initial issue price of the notes, plus accrued and unpaid interest, up to, but excluding, the payment date of such mandatory redemption price. Pending consummation of the acquisition, an amount equal to 100% of the issue price of the notes plus an amount equal to interest that is accruing on the notes from August 16, 2012 to, but not including, the latest possible special mandatory redemption date, was deposited into an escrow account and pledged as collateral for the benefit of the holders of the notes pursuant to the terms of an Escrow and Security Agreement dated as of August 16, 2012 by and among the Issuers, the Trustee and U.S. National Bank Association, as escrow agent. The release of the escrow funds to the Issuers is subject to the closing of the Merger. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies.

The 8.375% Senior Notes have not been, and will not be, registered under the Securities Act and were offered on to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Exchange Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

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

The Borgata bank credit facility Amendment: (i) reduced the aggregate commitments under the Borgata bank credit facility to a maximum amount of $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Interest Rate
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At September 30, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $13.7 million, leaving contractual availability of $61.3 million. The interest rate on the outstanding borrowings at September 30, 2012, was 4.4%.
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA, which, for the trailing twelve-month period ended September 30, 2012, was $145.5 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during both the three and nine months ended September 30, 2012, we incurred $0.2 million incremental debt financing costs and incurred approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, related to the Borgata bank credit facility, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2012.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At September 30, 2012, the effective interest rate on the 9.5% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility. At September 30, 2012, the outstanding balance under the amended credit facility was $13.7 million leaving contractual availability of $61.3 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	Long-Term Debt
	Boyd Gaming	Acquisition	Borgata	Total
	(In thousands)
For the year or partial year ending December 31,
Remainder of 2012	$11,613	$350,000	$—	$361,613
2013	52,841	—	—	52,841
2014	258,168	—	13,700	271,868
2015	1,342,549	—	398,000	1,740,549
2016	240,750	—	—	240,750
Thereafter	850,000	—	393,500	1,243,500
Total outstanding principal of long-term debt	$2,755,921	$350,000	$805,200	$3,911,121

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

Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. During the three and nine months ended September 30, 2011, we designated certain interest rate swaps as cash flow hedges.

Classification of Changes in Fair Value
The effect of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 was as follows (in thousands):

		Location of Gain	Gain (Loss)
		(Loss) Reclassified	Reclassified
	Gain Recognized in	from AOCI	from AOCI
Derivatives in a Cash Flow Hedging Relationship -	OCI on Derivative	into Income	Into Income
Interest Rate Swap Contracts	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three Months Ended
September 30, 2011	$—		$—
Nine Months Ended
September 30, 2011	$—	Interest expense	$(11,824)

	Location of Gain	Gain (Loss)
	(Loss) Reclassified	Reclassified
	from AOCI	from AOCI
Derivatives Not Designated as Hedging Instruments -	into Income	Into Income
Interest Rate Swap Contracts	(Ineffective Portion)	(Ineffective Portion)
Three Months Ended
September 30, 2011	Fair value adjustment of derivative instruments	$—
Nine Months Ended
September 30, 2011	Fair value adjustment of derivative instruments	$265

Due to the maturity of the floating-to-fixed interest rate swaps in June 2011, there was no interest expense recorded during the three and nine months ended September 30, 2012.

Due to the de-designation of the floating-to-fixed interest rate swaps in October 2010, we recognized a $0.3 million loss on the change in fair value of these swaps during the nine months ended September 30, 2011. In addition, the Company had no amortization during the three months ended September 30, 2011 and amortized $11.8 million during the nine months ended September 30, 2011, through other comprehensive income related to these and other derivatives that were previously de-designated as hedging instruments.

NOTE 12.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012, except for the pending Acquisition, as further discussed in Note 1, Summary of Significant Accounting Policies.

Acquisition Financing
In connection with the acquisition of Peninsula Gaming, the Merger Sub has entered into a commitment for the New Credit Facility among Merger Sub, various lenders, and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

letter of credit issuer. Below is a summary of the defined terms of the New Credit Facility per this commitment. Upon consummation of the Acquisition of Peninsula Gaming (the "Acquisition"), Peninsula Gaming will assume all assets and liabilities of the Merger Sub and become the borrower under the New Credit Facility.

Amount and Maturity
Prior to the consummation of the Acquisition, the Merger Sub has entered into a new commitment for a new $875 million senior secured credit facility, which will consist of (a) an $825 million Term Loan (the “Term Loan”), and (b) a $50 million Revolver (the “Revolver”). The Term Loan will be funded concurrently with the closing of the Acquisition. Based on current estimates, we anticipate that upon the consummation of the Acquisition, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the Revolver. The New Credit Facility will have a maturity date of five years after the initial funding thereunder.

Guarantees and Collateral
Following the consummation of the Acquisition, Peninsula Gaming's obligations under the New Credit Facility, subject to certain exceptions, will be guaranteed by its subsidiaries and secured by the capital stock of its subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors will grant the collateral agent first priority liens and security interests on substantially all of its real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the obligations under the New Credit Facility. The obligations under the Revolver will rank senior in right of payment to the obligations under the Term Loan.

Interest
The interest rate that will be charged on the outstanding balance from time to time under the New Credit Facility is based upon, at the borrower's option, either: (i) the Eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The “base rate” under the New Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The applicable margin on the outstanding balance on the Revolver will be 3.00% with respect to base rate loans and 4.00% with respect to Eurodollar rate loans. The applicable margin on the outstanding balance of Term Loans will be 3.50% with respect to base rate loans and 4.50% with respect to Eurodollar rate loans, with a minimum Eurodollar rate for any interest period of 1.25%. The New Credit Facility will require us to pay commitment fees equal to 0.50% of the unused portion of the revolving facility.

Optional and Mandatory Prepayments
The New Credit Facility will require the borrower to prepay the loans with proceeds of any significant asset sale or event of loss. In addition, the New Credit Facility will require the borrower to use a portion of its excess cash flow to prepay the loans as well as fixed quarterly amortization. The borrower has the right to terminate the Revolver without premium or penalty, upon payment of the outstanding amounts owed with respect thereto.

Certain Covenants
The New Credit Facility will contain customary affirmative and negative covenants (subject to customary exceptions) for financings of its type. The borrower will be required to maintain (i) a maximum consolidated leverage ratio over each twelve-month period ending on the last day of each fiscal quarter, (ii) a minimum consolidated interest coverage ratio as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year. Other covenants will, among other things, limit the borrower's ability to do the following (in each case, subject to certain exceptions):

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions;

•	merge or consolidate; and

•	engage in unrelated business activities.

In addition, the New Credit Facility will require that the borrower take certain actions, including maintaining adequate insurance, and will require that the borrower cause its subsidiaries to take certain actions.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Events of Default
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

The closing of the New Credit Facility is conditioned upon the satisfaction of typical conditions precedent for a senior secured credit facility. Additionally, the initial funding under the New Credit Facility will be conditioned upon the consummation of the Acquisition.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. The judge re-heard the motion for partial summary judgment on September 10, 2012, and granted the motion in favor of Guidry and Treasure Chest, thereby limiting Copeland's recovery. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.5 million to $21.0 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the ALJ issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission ("Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and holding two workshops for public comment in April and May of 2012. The Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. Additionally, the Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due, as well as the removal of the imposition of all penalties and interest on such tax. At a District Court hearing on October 17, 2012, the District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and expect the Department to appeal the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeals at the State Supreme Court, we expect the offset issue will be remanded back to the ALJ. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, as well as the resolution of the offset issue, we will not record any gain until a final, non-appealable decision has been rendered. For periods subsequent to February 15, 2012, the date of enforcement per the Department's policy directive, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment would not exceed $0.5 million, as of September 30, 2012.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. We made the minimum required payment against provisional bills received in years 2007 through 2012, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. We received final tax rates for years 2007 through 2009 in February and August 2012, as well as confirmation on the amount of our replacement tax credit. During the nine months

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

ended, September 30, 2012, we recognized an incremental benefit of $1.4 million as a result of the replacement tax credit and receipt of final tax rates for years 2007 through 2009.
Although we have not received valuation notices or final tax rates for years 2010 through 2012, we believe the assessments for the period from January 1, 2010 through September 30, 2012 could result in a total property tax obligation ranging between $7.5 million and $13.3 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $13.3 million for this property tax liability as of September 30, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2010 through September 30, 2012, which have not been received as of September 30, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

During the nine months ended September 30, 2012 and 2011, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends
Dividends are declared at our Board of Director's discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2012 or 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Gaming	$59	$53	$176	$157
Food and beverage	11	10	34	30
Room	5	5	16	14
Selling, general and administrative	298	265	894	796
Corporate expense	1,234	1,454	6,440	6,743
Total shared-based compensation expense	$1,607	$1,787	$7,560	$7,740

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

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Fair value adjustment of derivative instruments	$—	$—	$—	$11,824
Tax effect	—	—	—	(4,230)
Fair value adjustment of derivative instruments, net of tax	$—	$—	$—	$7,594

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

Changes in the noncontrolling interest during the nine months ended September 30, 2012 are as follows:

	Nine Months Ended September 30, 2012
	Borgata	LVE	Other	Total
	(In thousands)
Balance, January 1, 2012	$221,006	$(49,019)	$—	$171,987
Capital investment	—	—	19	19
Attributable net loss	(1,467)	(864)	—	(2,331)
Comprehensive income	—	3,701	—	3,701
Balance, September 30, 2012	$219,539	$(46,182)	$19	$173,376

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	September 30, 2012
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$343,771	$343,771	$—	$—
Restricted funds held in escrow	364,249	364,249	—	—
Restricted cash	21,555	21,555	—	—

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$178,756	$178,756	$—	$—
Restricted cash	15,753	15,753	—	—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2012 and December 31, 2011.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,461,775	$1,430,182	$1,463,383	Level 2
9.125% Senior Notes due 2018	500,000	492,371	526,250	Level 1
9.00% Senior Notes due 2020	350,000	340,413	356,346	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	217,016	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	244,951	Level 1
Other	10,528	10,528	10,002	Level 3
	2,778,721	2,729,912	2,817,948

Acquisition Financing
8.375% senior notes due 2018	350,000	350,000	350,000	Level 1
	350,000	350,000	350,000
Total Boyd debt	3,128,721	3,079,912	3,167,948

Borgata Debt:
Borgata bank credit facility	13,700	13,700	13,700	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	388,893	408,010	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	383,461	395,468	Level 1
	805,200	786,054	817,178
	$3,933,921	$3,865,966	$3,985,126

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,632,750	$1,621,715	$1,388,630	Level 2
9.125% Senior Notes due 2018	500,000	491,444	471,000	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	208,120	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	208,249	Level 1
Other	11,071	11,071	10,517	Level 3
	2,600,239	2,580,648	2,286,516

Borgata Debt:
Borgata bank credit facility	40,200	40,200	40,200	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
	831,700	809,808	776,385
Total debt	$3,431,939	$3,390,456	$3,062,901

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about September 30, 2012 and December 31, 2011. The estimated fair value of Borgata's bank credit facility at September 30, 2012 and December 31, 2011 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of September 30, 2012 and December 31, 2011, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during nine months ended September 30, 2012 or the year ended December 31, 2011.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At September 30, 2012 and December 31, 2011, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 17.    OTHER OPERATING ITEMS, NET
Other operating items, net, are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Acquisition related expenses	$645	$1,874	$6,917	$2,244
Gain on insurance settlement, net of flood expenses	—	429	(6,091)	1,572
Gain on insurance proceeds	(1,606)	—	(3,809)	—
Impairment of trademark	—	—	—	5,000
Hurricane expenses	519	—	519	—
Asset write-downs, net of gain on disposal	(8)	(3)	65	926
Measurement period adjustments	—	—	—	(473)
Total other operating items, net	$(450)	$2,300	$(2,399)	$9,269

Acquisition Related Expenses
During the three months ended September 30, 2012 and 2011, we recorded $0.6 million and $1.9 million of expenses related to evaluating various acquisition possibilities and other business development activities. Acquisition related expenses for the three and nine months ended September 30, 2012, primarily relate to our pending acquisition of Peninsula Gaming, as discussed further in Note 1, Summary of Significant Accounting Policies.

During the nine months ended September 30, 2012 and 2011, we recorded $6.9 million and $2.2 million of expenses related to evaluating various acquisition possibilities and other business development activities.

Gain on Insurance Settlement, Net of Flood Expenses
During the nine months ended September 30, 2012, we recorded $6.1 million of gains on business interruption insurance proceeds, net of expenses, due to flooding of the Mississippi River and temporary closure of our Tunica property in May 2011, compared to flood expenses of $0.4 million and $1.6 million, net of recoveries, during the three months and nine months ended September 30, 2011, respectively, .

Gain on Insurance Proceeds
During the three months and nine months ended September 30, 2012, we recognized gains of $1.6 million and $3.8 million, respectively, related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Impairment of Trademark
As discussed in Note 6, Intangible Assets, during the nine months ended September 30, 2011, we recorded a $5.0 million impairment to the Borgata trademark, based upon the performance of an interim impairment test in connection with the valuation of Borgata.

Hurricane Expenses
During the three months and nine months ended September 30, 2012, we recognized $0.5 million for hurricane expenses in our Midwest and South region related to the mandatory closure of several of our properties for Hurricane Isaac.

Asset Write-downs, Net of Gain on Disposal
During the nine months ended September 2012 and 2011, we recognized a loss of $0.1 million and $0.9 million, respectively, in connection with the disposal of certain property and equipment in the ordinary course of business.

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

Results of Operations - Adjusted EBITDA
We determine each of our wholly-owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata's

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net Revenues
Las Vegas Locals	$138,787	$145,915	$442,563	$452,270
Downtown Las Vegas	53,547	53,327	166,494	165,578
Midwest and South	232,965	187,906	710,415	553,787
Atlantic City	187,091	202,018	538,657	553,864
Reportable Segment Net Revenues	612,390	589,166	1,858,129	1,725,499
Other	889	1,049	3,455	4,065
Net Revenues	$613,279	$590,215	$1,861,584	$1,729,564

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$24,271	$30,793	$97,292	$109,006
Downtown Las Vegas	6,356	6,005	22,897	24,375
Midwest and South	48,708	44,524	157,841	128,011
Atlantic City	33,350	50,287	102,966	120,626
Reportable Segment Adjusted EBITDA	112,685	131,609	380,996	382,018

Other operating costs and expenses
Depreciation and amortization	50,409	46,034	151,125	145,106
Corporate expense	10,317	11,025	36,197	36,569
Preopening expenses	1,618	1,720	5,488	5,292
Other operating items, net	(450)	2,300	(2,399)	9,269
Other	2,443	2,366	7,416	7,524
Total other operating costs and expenses	64,337	63,445	197,827	203,760
Operating income	$48,348	$68,164	$183,169	$178,258

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at September 30, 2012 and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Assets
Las Vegas Locals	$1,232,915	$1,260,458
Downtown Las Vegas	133,376	131,140
Midwest and South	1,396,976	1,406,136
Atlantic City	1,419,013	1,435,332
Total Reportable Segment assets	4,182,280	4,233,066
Corporate	1,975,957	1,421,848
Other	227,415	228,140
Total assets	$6,385,652	$5,883,054

NOTE 19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% senior notes due 2018 is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011 and the condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	September 30, 2012
					Non-		Non-
					Guarantor		Guarantor
					Subsidiaries		Subsidiaries
			Guarantor		(100%		(Not 100%
	Parent		Subsidiaries		Owned)		Owned)		Eliminations		Consolidated
					(In thousands)
Assets
Cash and cash equivalents	$363		$118,200		$192,568		$32,640		$—		$343,771
Other current assets	19,631		90,327		380,632		58,927		—		549,517
Property and equipment, net	108,896		2,090,529		78,518		1,220,097		—		3,498,040
Assets held for development	—		926,662		—		163,805		—		1,090,467
Investments in subsidiaries	4,106,966		405,014		32		—		(4,512,012)		—
Intercompany receivable	—		345,835		—		—		(345,835)		—
Other assets, net	34,932		6,441		8,560		70,439		—		120,372
Intangible assets, net	—		486,273		21,374		62,262		—		569,909
Goodwill, net	—		212,794		782		—		—		213,576
Total assets	$4,270,788		$4,682,075		$682,466		$1,608,170		$(4,857,847)		$6,385,652

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500		$10,528		$350,000		$—		$—	—	$403,028
Current maturities of non-recourse debt	—		—		—		32,354		—		32,354
Current liabilities	14,226		279,515		25,963		112,986		(173)		432,517
Intercompany payable	135,779		—		209,901		—		(345,680)		—
Long-term debt, net of current maturities	2,676,884		—		—		786,054		—		3,462,938
Due from affiliates	169,057		(85,492)		—		—		(83,565)		—
Other long-term liabilities	31,863		405,989		790		50,113		—		488,755
Non-recourse debt	—		—		—		192,225		—		192,225

Preferred stock	—		—		—		—		—		—
Common stock	863		31,128		32		—		(31,160)		863
Additional paid-in capital	651,508		2,984,231		299,703		476,733		(3,760,667)		651,508
Retained earnings (deficit)	548,088		1,056,176		(203,923)		(42,295)		(809,958)		548,088
Total Boyd Gaming Corporation stockholders' equity (deficit)	1,200,459		4,071,535		95,812		434,438		(4,601,785)		1,200,459
Noncontrolling interest	20	—	—	—	—	—	—	—	173,356		173,376
Total stockholders' equity (deficit)	1,200,479		4,071,535		95,812		434,438		(4,428,429)		1,373,835
Total liabilities and stockholders' equity	$4,270,788		$4,682,075		$682,466		$1,608,170		$(4,857,847)		$6,385,652

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$33,403	$412,979	$13,209	$187,091	$(33,403)	$613,279

Costs and expenses
Operating	—	235,621	13,796	102,358	—	351,775
Selling, general and administrative	—	74,923	2,750	35,475	—	113,148
Maintenance and utilities	—	21,530	669	15,915	—	38,114
Depreciation and amortization	1,925	31,566	610	16,308	—	50,409
Corporate expense	21,044	77	415	—	(11,219)	10,317
Preopening expenses	(26)	4,108	260	(2,724)	—	1,618
Other operating charges, net	645	524	5	(1,624)	—	(450)
Total costs and expenses	23,588	368,349	18,505	165,708	(11,219)	564,931

Equity in earnings of subsidiaries	6,102	1,747	—	—	(7,849)	—
Operating income (loss)	15,917	46,377	(5,296)	21,383	(30,033)	48,348

Other expense (income)
Interest expense, net	46,608	158	3,342	23,735	—	73,843
Total other expense, net	46,608	158	3,342	23,735	—	73,843

Income (loss) before income taxes	(30,691)	46,219	(8,638)	(2,352)	(30,033)	(25,495)
Income taxes	14,895	(8,377)	1,859	36	—	8,413
Net income (loss)	(15,796)	37,842	(6,779)	(2,316)	(30,033)	(17,082)
Net loss attributable to noncontrolling interest	—	—	—	—	1,286	1,286
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$37,842	$(6,779)	$(2,316)	$(28,747)	$(15,796)
Comprehensive income (loss)	$(15,796)	$37,842	$(6,779)	$(1,082)	$(30,033)	$(15,848)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$39,028	$374,328	$13,869	$204,742	$(41,752)	$590,215

Costs and expenses
Operating	—	207,138	14,033	102,575	—	323,746
Selling, general and administrative	—	61,739	1,703	32,859	—	96,301
Maintenance and utilities	—	23,067	1,182	16,676	—	40,925
Depreciation and amortization	2,158	27,943	770	15,163	—	46,034
Corporate expense	23,160	76,993	1,157	—	(90,285)	11,025
Preopening expenses	229	1,176	4,039	—	(3,724)	1,720
Other operating charges, net	1,875	428	4	(7)	—	2,300
Total costs and expenses	27,422	398,484	22,888	167,266	(94,009)	522,051

Equity in earnings of subsidiaries	16,322	24,950	—	—	(41,272)	—
Operating income (loss)	27,928	794	(9,019)	37,476	10,985	68,164

Other expense (income)
Interest expense, net	33,902	170	—	25,996	—	60,068
Other income	(1,000)	—	—	—	—	(1,000)
Gain on early retirements of debt	—	—	—	(54)	—	(54)
Total other expense, net	32,902	170	—	25,942	—	59,014

Income (loss) before income taxes	(4,974)	624	(9,019)	11,534	10,985	9,150
Income taxes	8,083	(15,244)	6,458	(1,467)	—	(2,170)
Net income (loss)	3,109	(14,620)	(2,561)	10,067	10,985	6,980
Net loss attributable to noncontrolling interest	—	—	—	—	(3,871)	(3,871)
Net income (loss) attributable to Boyd Gaming Corporation	$3,109	$(14,620)	$(2,561)	$10,067	$7,114	$3,109
Comprehensive income (loss)	$3,109	$(14,620)	$(2,561)	$10,174	$10,985	$7,087

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$106,177	$1,280,901	$42,026	$538,657	$(106,177)	$1,861,584

Costs and expenses
Operating	—	706,600	43,591	288,047	—	1,038,238
Selling, general and administrative	—	221,529	8,776	103,014	—	333,319
Maintenance and utilities	—	70,070	1,732	44,645	—	116,447
Depreciation and amortization	6,152	95,528	1,993	47,452	—	151,125
Corporate expense	65,342	231	957	—	(30,333)	36,197
Preopening expenses	359	12,452	609	(7,932)	—	5,488
Other operating charges, net	6,917	(5,509)	5	(3,812)	—	(2,399)
Total costs and expenses	78,770	1,100,901	57,663	471,414	(30,333)	1,678,415

Equity in earnings of subsidiaries	49,216	10,889	—	—	(60,105)	—
Operating income (loss)	76,623	190,889	(15,637)	67,243	(135,949)	183,169

Other expense (income)
Interest expense, net	127,726	480	2,933	70,908	—	202,047
Total other expense, net	127,726	480	2,933	70,908	—	202,047

Income (loss) before income taxes	(51,103)	190,409	(18,570)	(3,665)	(135,949)	(18,878)
Income taxes	42,136	(39,935)	5,515	(136)	—	7,580
Net income (loss)	(8,967)	150,474	(13,055)	(3,801)	(135,949)	(11,298)
Net loss attributable to noncontrolling interest	—	—	—	—	2,331	2,331
Net income (loss) attributable to Boyd Gaming Corporation	$(8,967)	$150,474	$(13,055)	$(3,801)	$(133,618)	$(8,967)
Comprehensive income (loss)	$(8,967)	$150,474	$(13,055)	$(100)	$(135,949)	$(7,597)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$115,728	$1,133,248	$42,452	$561,998	$(123,862)	$1,729,564

Costs and expenses
Operating	—	618,299	43,086	289,700	—	951,085
Selling, general and administrative	—	186,489	5,978	96,405	—	288,872
Maintenance and utilities	—	63,551	3,119	48,443	—	115,113
Depreciation and amortization	6,186	86,140	2,203	50,577	—	145,106
Corporate expense	71,814	78,405	2,078	—	(115,728)	36,569
Preopening expenses	724	12,610	—	92	(8,134)	5,292
Other operating charges, net	2,244	1,263	4	5,758	—	9,269
Total costs and expenses	80,968	1,046,757	56,468	490,975	(123,862)	1,551,306

Equity in earnings of subsidiaries	46,471	19,716	—	—	(66,187)	—
Operating income (loss)	81,231	106,207	(14,016)	71,023	(66,187)	178,258

Other expense (income)
Interest expense, net	113,472	514	—	70,042	—	184,028
Fair value adjustment of derivative instruments	265	—	—	—	—	265
Other income	(1,000)	—	—	—	—	(1,000)
Gain on early retirements of debt	20	—	—	(54)	—	(34)
Total other expense, net	112,757	514	—	69,988	—	183,259

Income (loss) before income taxes	(31,526)	105,693	(14,016)	1,035	(66,187)	(5,001)
Income taxes	28,163	(32,064)	4,904	(975)	—	28
Net income (loss)	(3,363)	73,629	(9,112)	60	(66,187)	(4,973)
Net loss attributable to noncontrolling interest	—	—	—	—	1,610	1,610
Net income (loss) attributable to Boyd Gaming Corporation	$(3,363)	$73,629	$(9,112)	$60	$(64,577)	$(3,363)
Comprehensive income (loss)	$(3,363)	$73,629	$(9,112)	$6,953	$(66,187)	$1,920

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$(100,682)	$16,257	$188,816	$41,454	$—	$145,845

Cash flows from investing activities
Capital expenditures	(41,585)	(25,923)	(216)	(33,994)	—	(101,718)
Deposit of acquisition financing proceeds into escrow	—	—	(350,000)	—	—	(350,000)
Investment in subsidiaries	88	—	—	(88)	—	—
Other investing activities	—	225	24	3,809	—	4,058
Net cash from investing activities	(41,497)	(25,698)	(350,192)	(30,273)	—	(447,660)

Cash flows from financing activities
Borrowings under bank credit facility	642,600	—	—	515,300	—	1,157,900
Payments under bank credit facility	(836,375)	—	—	(541,800)	—	(1,378,175)
Debt issuance costs, net	(2,664)	—	—	(217)	—	(2,881)
Proceeds from acquisition financing	—	—	350,000	—	—	350,000
Proceeds from issuance of non-recourse debt	338,500	—	—	2,668	—	341,168
Payments on non-recourse debt by variable interest entity	—	—	—	(755)	—	(755)
Other financing activities	117	(544)	—	—	—	(427)
Net cash from financing activities	142,178	(544)	350,000	(24,804)	—	466,830

Net change in cash and cash equivalents	(1)	(9,985)	188,624	(13,623)	—	165,015
Cash and cash equivalents, beginning of period	364	128,185	3,944	46,263	—	178,756
Cash and cash equivalents, end of period	$363	$118,200	$192,568	$32,640	$—	$343,771

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$108,892	$10,671	$(317)	$63,670	$—	$182,916

Cash flows from investing activities
Capital expenditures	(13,441)	(22,768)	(217)	(19,065)	—	(55,491)
Investment in subsidiaries	(34,495)	—	—	—	—	(34,495)
Other investing activities	—	—	—	27,184	—	27,184
Net cash from investing activities	(47,936)	(22,768)	(217)	8,119	—	(62,802)

Cash flows from financing activities
Borrowings under bank credit facility	109,650	—	—	574,700	—	684,350
Payments under bank credit facility	(111,503)	—	—	(620,600)	—	(732,103)
Payments on long-term debt	—	—	—	(8,198)	—	(8,198)
Payments on obligations of variable interest entity	—	—	—	(27,000)	—	(27,000)
Other financing activities	5,269	—	—	(937)	—	4,332
Net cash from financing activities	3,416	—	—	(82,035)	—	(78,619)

Net change in cash and cash equivalents	64,372	(12,097)	(534)	(10,246)	—	41,495
Cash and cash equivalents, beginning of period	11,232	88,281	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$75,604	$76,184	$3,145	$32,185	$—	$187,118

NOTE 20.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2012. During this period, the Borgata was ordered to closed from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, and the financial impact is still in the process of being assessed.

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

◦
Slot handle means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are indicators of volume and/or market share.

◦
Slot win and table game hold means the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

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

On May 16, 2012, we entered into a definitive agreement to acquire Peninsula Gaming, LLC, for total consideration of $1.45 billion, net of certain expenses and adjustments. The pending Acquisition will complement Boyd Gaming's existing portfolio by adding five properties in some of the nation's strongest growth regions: Kansas Star Casino near Wichita, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Worth in Northwood, Iowa; Evangeline Downs Racetrack & Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana. Subject to the satisfaction of various closing conditions and receipt of required regulatory approvals, we expect the Acquisition to close in the fourth quarter of this year.

On October 4, 2011, we consummated the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi, on an as-is basis. The net purchase price was approximately $280.6 million. The financial position of IP is included in our consolidated balance sheet as of September 30, 2012 and December 31, 2011; and its results of operations are included in our condensed consolidated statements of operations and cash flows during all of the three and nine months ended September 30, 2012.

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

Overall Outlook
We believe that our key operating results for the nine months ended September 30, 2012 demonstrate some recovering trends in our business with certain regions showing more favorable operating results. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, in recent quarterly results we have realized some recoverability in our business, as we saw several consecutive quarters of encouraging trends in the business, and anticipated this would continue. However, starting in May 2012, we began to experience weakness in economic trends locally, nationally and globally, due to a variety of factors. We believe the economic recovery slowed and consumer confidence had retracted during the second quarter and as a result, our results for the second quarter did not meet expectations, which also impacted our results for the nine months ended September 30, 2012. However, trends began stabilizing in the latter half of the quarter.

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
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty-program-based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPad or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program. “B Connected Mobile” provides real-time personalized information when a customer visits a Boyd property, including hotel, dining and gaming offers, such as “Best Rates Available” on hotel rooms for “B Connected” members, instant access to event information, schedules and special offers at all Boyd Gaming properties using a search engine which allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools help customers get the greatest value out of their B Connected membership, and ensure that our marketing is as effective as possible.

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

Development Activities
Pending Acquisition of Peninsula Gaming, LLC
On May 16, 2012, we entered into a definitive agreement to acquire Peninsula Gaming, for total consideration of $1.45 billion, net of certain expenses and adjustments. The pending Acquisition will complement Boyd Gaming's existing portfolio by adding five properties in some of the nation's strongest growth regions: Kansas Star Casino near Wichita, Kansas; Diamond Jo Casino in

Dubuque, Iowa; Diamond Jo Worth in Northwood, Iowa; Evangeline Downs Racetrack & Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

The Company continues to make progress toward closing the Acquisition. In early June, the Federal Trade Commission granted us an early termination of the waiting period required under Hart Scott Rodino. In addition, we have already received approvals from gaming regulators in Iowa and Louisiana, and the Kansas Racing and Gaming Commission is scheduled to consider the transaction on November 16, 2012. Subject to the satisfaction of various closing conditions, we anticipate this transaction will close in the fourth quarter of this year.

South Florida Development Opportunity
On July 24, 2012, we announced a new development agreement entered into with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers. Subject to Florida passing enabling legislation, this agreement provides the Company the opportunity to take advantage of the potential of expanded gaming in South Florida at the site of the BB&T Center.

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
As of September 30, 2012, we have incurred approximately $926.6 million in capitalized costs related to the Echelon project, including land, and not including approximately $163.8 million associated with the construction costs of the central energy facility. As part of the delay of the project, we expect to additionally incur approximately $0.3 million to $0.5 million of capitalized costs annually, principally related to sit preparation work, underground utility installation, infrastructure and consulting. We expect to capitalize approximately $1.1 million and $3.4 million, principally related to site beautification, during the year ending December 31, 2012, and 2013, respectively. In addition, we expect annual recurring project costs, consisting primarily of monthly charges related to construction of the central energy center, site security, property taxes, rent and insurance, of approximately $15.5 million to $17.0 million that will be charged to preopening or other expense as incurred during the project's suspension period.

Other Growth Opportunities
In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

RESULTS OF OPERATIONS
Summary
Three and Nine Months Ended September 30, 2012 and 2011
We believe that our key operating results for the nine months ended September 30, 2012, demonstrate some recovering trends in our business with certain regions showing more favorable operating results. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, in recent quarterly results we have realized some recoverability in our business, as we saw several consecutive quarters of encouraging trends in the business, and anticipated this would continue. However, starting in May 2012, we began to experience weakness in economic trends locally and nationally, that were further amplified by global macro-economic issues, due to a variety of factors. We believe the economic recovery slowed and consumer confidence had retracted during the second quarter and as a result, our results for the second quarter did not meet our expectations, which also impacted our results for the nine months ended September 30, 2012.

Overview of Key Operating Results
Three and Nine Months Ended September 30, 2012 and 2011
The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$613,279	$590,215	$1,861,584	$1,729,564
Operating income	$48,348	$68,164	$183,169	$178,258
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$3,109	$(8,967)	$(3,363)

Net revenues
Net revenues were $613.3 million for the three months ended September 30, 2012, compared to $590.2 million for the comparable period in the prior year. We saw the strongest operating results from our properties in our Midwest and South region. In addition, IP contributed $49.1 million in net revenues during the three months ended September 30, 2012. We saw a decrease in net revenues of 4.9% in our Las Vegas Locals market while the Downtown Las Vegas market remained relatively unchanged as the Las Vegas economy evidences ongoing difficulties in recovery from the recession. For the three months ended September 30, 2012, Borgata's net revenues decreased 7.4% from the same period in the prior year. Despite the decrease in net revenues, Borgata remained the leader in table game drop and slot handle in Atlantic City.

Net revenues were $1.86 billion for the nine months ended September 30, 2012, compared to $1.73 billion for the comparable period in the prior year. The Midwest and South region, excluding IP, saw a 2.0% increase in net revenue growth, driven by strong performance at our Delta Downs property which reported a $7.9 million, or 6.2% increase in net revenues. In addition, IP contributed $145.4 million in net revenues during the nine months ended September 30, 2012. We saw a decrease in net revenues of 2.2% in our Las Vegas Locals market while the Downtown Las Vegas market remained relatively unchanged compared to the corresponding period of the prior year as the Las Vegas economy improves, yet still shows the vulnerability of the weakened economic state. Net revenues in our Atlantic City segment decreased 2.7% for the nine months ended September 30, 2012, compared to the same period in the prior year due to increased competition in the local and regional market.

Operating income
Operating income decreased by $19.8 million, or 29.1%, to $48.3 million, during the three months ended September 30, 2012, compared to the corresponding period of the prior year, primarily due to increases in gaming expenses, and selling, general and administrative expenses due to IP that were not included in the corresponding period of the prior year. These increases were partially offset by a decrease in acquisition expenses and gains on insurance settlements related to the fire at Borgata.

Operating income increased by $4.9 million, or 2.8%, to $183.2 million, during the nine months ended September 30, 2012, compared to the corresponding period of the prior year, primarily due to the flow through effect of incremental net revenues, as well as an increase in other operating items, net, from gains on insurance settlements at Tunica and Borgata. During the nine months ended September 30, 2011, we had non-recurring operating items, net, of $7.5 million that included $5.0 million of the Borgata trademark impairment charge, $1.6 million of insurance costs related to the temporary closure of Tunica, and $0.9 million of asset disposal costs. We also had slightly higher acquisition costs during the nine months ended September 30, 2011 compared to the same period in the current year due to the timing of the IP acquisition.

Net income (loss) attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming was $15.8 million for the three months ended September 30, 2012, which reflected a loss before income taxes of $25.5 million, offset by an income tax benefit and net income attributable to noncontrolling interests of $8.4 million and $1.3 million, respectively. The income tax benefit recorded on a pre-tax loss was primarily due to settlements on uncertain tax positions that allowed the release of prior reserves. This net loss compared to net income of $3.1 million for the corresponding period of the prior year.

Net loss attributable to Boyd Gaming was $9.0 million for the nine months ended September 30, 2012, compared to a net loss of $3.4 million for the corresponding period in the prior year, primarily due to the increase in operating expenses, selling, general and administrative expenses, interest expense and depreciation expense that were not offset by an increase in net revenues. We recognized positive net operating items of $5.6 million for gains on business interruption insurance proceeds, net of expenses, due to the flooding of the Mississippi River and the temporary closure of our Tunica property in May 2011. We also recognized $3.7 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007. During the same period in the prior year, we incurred to $9.3 million of non-recurring operating charges, net, that included $5.0 million of the Borgata trademark impairment charge, $2.2 million of acquisition costs, $1.6 million of insurance costs related to the temporary closure of Tunica, and $0.9 million of asset disposal costs during the corresponding period of the prior year.

Operating Revenues
Three and Nine Months Ended September 30, 2012 and 2011
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 71% and 72% of gross revenues for each of the three and nine months ended September 30, 2012 and 2011, respectively. Food and beverage gross revenues, which produced approximately 15% and 14% of gross revenues for the three months ended September 30, 2012 and 2011, respectively, and 14% of gross revenues for each of the nine months ended September 30, 2012 and 2011, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during these respective periods.

The following table presents our gross revenues and expenses for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
GROSS REVENUES
Gaming	$516,991	$500,824	$1,567,792	$1,469,316
Food and beverage	106,722	99,221	318,123	285,883
Room	69,964	64,831	205,589	181,881
Other	38,958	34,105	110,615	100,412
Total Gross Revenues	$732,635	$698,981	$2,202,119	$2,037,492

COSTS AND EXPENSES
Gaming	$253,196	$230,675	$742,404	$680,457
Food and beverage	55,014	50,868	169,451	148,516
Room	13,605	13,586	43,671	39,921
Other	29,960	28,617	82,712	82,191
Total Costs and Expenses	$351,775	$323,746	$1,038,238	$951,085

MARGINS
Gaming	51.0%	53.9%	52.6%	53.7%
Food and beverage	48.5%	48.7%	46.7%	48.1%
Room	80.6%	79.0%	78.8%	78.1%
Other	23.1%	16.1%	25.2%	18.1%

Three Months Ended September 30, 2012 and 2011
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $16.2 million, or 3.2% increase in gaming revenues during the three months ended September 30, 2012 as compared to the corresponding period of the prior year, was due primarily to $40.7 million of gaming revenues from IP, largely offset by a $14.4 million decrease and $5.7 million decrease in gaming revenues at Borgata and the Las Vegas Locals market, respectively. Additionally, excluding IP, we experienced an overall 10.3% decrease in slot drop and 16.5% decrease in table game drop respectively. Gaming costs increased $22.5 million, or 9.8%, primarily due to the incremental expenses of $14.7 million associated with IP.

Food and Beverage
Food and beverage revenues increased $7.5 million, or 7.6%, during the three months ended September 30, 2012, as compared to the corresponding period of the prior year, and included $9.0 million earned by IP during the three months ended September 30, 2012. Excluding IP, the number of guests served decreased 0.6%, which was not offset by a 0.7% increase in the average guest check during the three months ended September 30, 2012, as compared to the corresponding period of the prior year. The $4.1 million increase in food and beverage cost is due to incremental costs related to the IP.

Room
Room revenues increased by $5.1 million, or 7.9%, during the three months ended September 30, 2012, due to $6.2 million incremental revenue related to IP, compared to the corresponding period of the prior year. The $6.2 million incremental revenue earned by IP was offset by a 3.9% decrease in our occupancy rate, despite a 1.8% increase in the ADR, among our same store properties as compared to the corresponding period of the prior year. During the three months ended September 30, 2012, IP incurred $2.6 million in room expenses while overall room margins increased to 80.6% from 79.0%, due to our cost containment measures.

Other
Other revenues increased $4.9 million, or 14.2%, during the three months ended September 30, 2012, as compared to the corresponding period of the prior year, due to increases in patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. IP contributed $4.1 million of other revenues during the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 and 2011
Gaming
The $98.5 million, or 6.7% increase in gaming revenues during the nine months ended September 30, 2012, was due primarily to $120.9 million of gaming revenues from IP, offset by a decrease of $20.4 million in gaming revenues at Borgata, as compared to the corresponding period of the prior year. Additionally, excluding IP, we experienced a 9.5% decrease in slot hold and slot handle. Excluding IP, table game hold and table game drop decreased 15.4% and 14.7%, respectively. Gaming costs increased $61.9 million, or 9.1%, due to the addition of IP and the operating margin decreased 160 basis points.

Food and Beverage
Food and beverage revenues increased $32.2 million, or 11.3%, during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year, and included $28.3 million earned by IP during the nine months ended September 30, 2012. Excluding IP, the remaining increase was due to a 1.2% increase in the number of guests served and a 0.9% increase in the value of the average guest check. The increase in food and beverage costs is primarily related to IP and a 9.5% increase in the number of guests served.

Room
Room revenues increased by $23.7 million, or 13.0%, during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year of which $23.4 million relates to IP. Remaining increases were due to an increase in the ADR of 1.4%, slightly offset by a decrease in the occupancy rate of 3.8%. The increase in the ADR is driven largely by improved tourism industry trends and convention business. During the nine months ended September 30, 2012, room expense increased $3.8 million but room margins remained relatively unchanged due to our cost containment initiatives.

Other
Other revenues increased $10.2 million, or 10.2%, during the nine months ended September 30, 2012 as compared to the corresponding period of the prior year, due to the increases in patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. IP contributed $8.4 million of other revenues during the nine months ended September 30, 2012.

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

In our Las Vegas regions, room rates and convention sales have generally been increasing or stable over the past two years, and visitor volume in Las Vegas generally has been increasing over the past two years as the Las Vegas economy continues to show signs of strengthening. ADR's and visitor volume have generally increased on a comparative month-over-month basis, largely as a result of an increase in leisure travel and conventions and meetings. The economy in the Midwest and South region has been slightly more resilient than the national and Las Vegas economies. We continue to be the leader of gaming revenue market share in Atlantic City, despite increased local and regional competition.

The following table presents our net revenues and Adjusted EBITDA, by Reportable Segment, for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues
Las Vegas Locals	$138,787	$145,915	$442,563	$452,270
Downtown Las Vegas	53,547	53,327	166,494	165,578
Midwest and South	232,965	187,906	710,415	553,787
Atlantic City	187,091	202,018	538,657	553,864
Reportable Segment Net Revenues	612,390	589,166	1,858,129	1,725,499
Other	889	1,049	3,455	4,065
Net revenues	$613,279	$590,215	$1,861,584	$1,729,564

Adjusted EBITDA
Las Vegas Locals	$24,271	$30,793	$97,292	$109,006
Downtown Las Vegas	6,356	6,005	22,897	24,375
Midwest and South	48,708	44,524	157,841	128,011
Wholly-owned Adjusted Property EBITDA	79,335	81,322	278,030	261,392
Corporate expense	(9,082)	(9,570)	(29,756)	(29,826)
Wholly-owned Adjusted EBITDA	70,253	71,752	248,274	231,566
Atlantic City	33,350	50,287	102,966	120,626
Adjusted EBITDA	$103,603	$122,039	$351,240	$352,192

Significant factors that affected our Reportable Segment Net Revenues and Adjusted EBITDA for the three and nine months ended September 30, 2012, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals
Earlier this year, we were encouraged by the trends we were seeing in our Locals business. As the economy weakened during the second quarter, business from our casual gaming customers quickly softened, leading to a shortfall in results. We are contending with an aggressive promotional environment in the Locals business. The elevated promotional environment has significantly impacted the amount of play from customers in our lower tiers, customers we consider to be casual gamers.

Three Months Ended September 30, 2012 and 2011
Net revenues decreased by 4.9% while Adjusted EBITDA decreased 21.2% during the three months ended September 30, 2012, as compared to the corresponding period of the prior year, primarily due to a 8.2% decrease in table game drop, and an 11.8% decrease in table game win. Additionally, we experienced a 3.2% decrease in slot drop and a 3.6% decrease in slot win. We also experienced a 2.0% and 3.7% decrease in hotel occupancy rate and ADR, respectively, compared to the corresponding period of the prior year. The decrease in net revenues reflects a more competitive and slower recovery in the Las Vegas Locals market as compared to the national economy.

Nine Months Ended September 30, 2012 and 2011
Net revenues decreased by 2.2% while Adjusted EBITDA decreased 10.7% during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year, which reflect a mixed recovery in the Las Vegas Locals market. Table games hold decreased 5.2% and table game drop decreased 4.5%, resulting in a $3.0 million decrease in table game win as compared to the corresponding period of the prior year. Slot drop and slot hold decreased 1.7% and 1.5%, respectively, compared to the corresponding period of the prior year. The slight decrease in net revenues also reflects a slower recovery in the Las Vegas Locals market as compared to the national economy.

Downtown Las Vegas
As business trends strengthened in Hawaii, and in an effort to improve our margins, we modified our marketing programs. After seeing a drop off in business from Hawaii, we subsequently reinstated those programs given their effectiveness in driving business from Hawaii. The region was also affected by a shift in our Hawaiian charter service. In order to run more efficiently, we reduced the number of weekly flights from five to four, lowering our fuel expense and maximizing our use of available seats without significantly reducing the number of customers flying into Las Vegas, which allowed us to grow revenue-per-seat by approximately 12%.

Three Months Ended September 30, 2012 and 2011
Net revenues increased less than 1.0% and Adjusted EBITDA increased 5.8%, during the three months ended September 30, 2012, as compared to the corresponding period of the prior year, due primarily to a 6.3% decrease in table game drop, a 10.8% decrease in table game win, and a 2.6% decrease in slot drop while slot win remained relatively unchanged. Hotel occupancy rates decreased 4.6% and food covers decreased 2.3% due to fewer hotel guests compared to the same period in the prior year. During the three months ended September 30, 2012, our Hawaiian market represented approximately 53% of our occupied rooms in this segment compared to 57% in the corresponding period of the prior year.

Nine Months Ended September 30, 2012 and 2011
Net revenues increased less than 1.0% and Adjusted EBITDA decreased 6.1%, during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year. The Hawaiian market decreased 4.3% compared to the same period in the prior year, which represents approximately 56% of our occupied rooms in this segment during the nine months ended September 30, 2012.

Midwest and South
Our Midwest and South segment continued to post stronger operating results during the quarter in comparison to our other operating segments. The strong performance of this business segment shows its resiliency to the economic weakness which negatively affected other regions of our business. Regional results were impacted by Hurricane Isaac, which forced the closure of the IP and Treasure Chest in late August, and disrupted business throughout the Gulf Coast region through mid-September.

Three Months Ended September 30, 2012 and 2011
Net revenues increased $45.1 million, or 24.4%, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, while Adjusted EBITDA increased by 9.4% during the same comparative periods. The IP contributed $49.1 million in net revenues. Excluding IP, slot drop decreased 3.1% and slot win decreased 2.1%, which was coupled with a 3.2% decrease in table game drop and a 5.3% decrease in table game win. Excluding IP, the hotel occupancy rate decreased 11.7%, which was offset by a 3.9% increase in the ADR.

Nine Months Ended September 30, 2012 and 2011
Net revenues increased 28.3% during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, while Adjusted EBITDA increased by 23.3% during the same respective periods. The IP contributed $145.4 million in net revenues during the nine months ended September 30, 2012. Collectively, our Louisiana properties continue to post stronger results within the region. Excluding IP, table game drop decreased 2.6%, offset by a 1.3% increase in table game win and slot drop remained relatively unchanged with a 1.5% increase in slot win. Excluding IP, food covers remained relatively unchanged and the average guest check increased 3.4%, and the hotel occupancy rate decreased 7.0%, offset by a 2.7% increase in the ADR.

Atlantic City
A new casino resort opened on the boardwalk in Atlantic City earlier this year, and a property in the Marina District was remodeled and rebranded. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata. Regardless, Borgata actually grew its market share during the quarter, even with one of the lowest reinvestment rates in the city, reflecting the quality of its amenities, as well as the hospitality and service provided to its customers.

Three Months Ended September 30, 2012 and 2011
Borgata's net revenues decreased by 7.4% during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and Adjusted EBITDA decreased 33.7% during the same respective periods. Table game drop decreased 10.9% and table game hold decreased 28.6%, compared to the same period in the prior year. The decrease in table game drop is relatively consistent with the 9.4% decrease in table game drop experienced by the total Atlantic City market due to lower discretionary spending and increased local and regional competition. Slot drop remained virtually unchanged, while slot win increased 1.4%. The stable slots drop was favorable compared to the total Atlantic City market which experienced a 1.3% decrease in total slots drop for the comparable period in the prior year. Adjusted EBITDA was impacted by the other operating items, net, and the tax effect of the adjustments. Borgata continues to be the leader in table games and slot market share and achieved 23.5% of the table game drop market share and 19.9% of the slot handle market share for the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 and 2011
Borgata's net revenues decreased 2.7% during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, and Adjusted EBITDA decreased 14.6% during the same respective periods. Table game win decreased

11.1%, combined with a 8.3% decrease in table game drop and 3.0% decrease in table game hold. The decrease in Borgata's table game drop of 8.3% was favorable compared to the total Atlantic City market which experienced a 9.0% decrease in table game drop during the nine months ended September 30, 2012, as compared to the same period in the prior year. Slot win decreased 1.6% due to a 2.2% decrease in slot drop, while slot hold remained relatively unchanged. The decrease in Borgata's slot drop was favorable compared to the total Atlantic City market which experienced a 4.0% decrease in slot drop during the nine months ended September 30, 2012, as compared to the same period in the prior year. Borgata continues to be the leader in table games and slot market share and achieved 23.4% of the table game drop market share and 19.8% of the slot handle market share for the nine months ended September 30, 2012. Adjusted EBITDA was impacted by an increase in property tax charges and other operating items, net, and the tax effect of the adjustments.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Selling, general and administrative	$113,148	$96,301	$333,319	$288,872
Maintenance and utilities	38,114	40,925	116,447	115,113
Depreciation and amortization	50,409	46,034	151,125	145,106
Corporate expense	10,317	11,025	36,197	36,569
Preopening expense	1,618	1,720	5,488	5,292
Other operating items, net	(450)	2,300	(2,399)	9,269

The results for the three and nine months ended September 30, 2012 reflect the results of IP, which was consummated on October 4, 2011.

Three Months Ended September 30, 2012 and 2011
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 15.4% and 13.8%, during the three months ended September 30, 2012 and 2011, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts. Selling, general and administrative expenses as a percentage of gross revenues increased due to $11.4 million in expenses related to IP, which did not exist in the comparable period in the prior year.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.2% and 5.9% during the three months ended September 30, 2012 and 2011, respectively. Although there are more major maintenance projects compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 6.9% and 6.6% during the three months ended September 30, 2012 and 2011, respectively. The increase in depreciation is due to the completion of the Borgata room remodel, as there were no other significant expansion capital expenditures placed into service during these periods in the comparable period in the prior year.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense represented 1.4% and 1.6% of gross revenues during the three months ended September 2012 and 2011, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. During the three months ended September 30, 2012 and 2011, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Period Fees paid to LVE directly on a monthly basis are included in the expenses related to our Echelon development project during the three months ended September 30, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in consolidated preopening expenses.

Other Operating Items, Net
Other operating items, net, generally includes recoveries from insurance settlements, losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters. During the three months ended September 30, 2012, we recorded a gain of $1.6 million for a subrogation claim related to a fire at Borgata, and costs of $0.6 million of acquisition related costs. During the three months ended September 30, 2011, these costs primarily related to certain costs incurred with relation to acquisition activities.

Nine Months Ended September 30, 2012 and 2011
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues were 15.1% and 14.2%, during the nine months ended September 30, 2012 and 2011, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased to 5.3% from 5.6% during the nine months ended September 30, 2012 and 2011, respectively. Although there are more major maintenance projects compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, declined during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year, representing 6.9% and 7.1%, respectively, as certain property and equipment became fully depreciated and the increase in depreciation expense related to IP was absorbed by additional gross revenues.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues remained virtually unchanged during the nine months ended September 30, 2012 and 2011, representing 1.6% and 1.8% of gross revenues, respectively, due to the ongoing efforts to contain costs across the business.

Preopening Expense
We expense certain costs of start-up activities as incurred. During the nine months ended September 30, 2012 and 2011, we recorded preopening expenses related to our Echelon development project, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Period Fees paid to LVE directly on a monthly basis, are included in the expenses related to our Echelon development project during the nine months ended September 30, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in consolidated preopening expenses.

Other Operating Items, Net
Other operating items, net, generally include losses on the disposal or impairment of certain assets, costs incurred in relation to acquisition activities and costs associated with property damage from natural disasters. During the nine months ended September 30, 2012, we recorded a gain of $5.6 million primarily related to a gain on insurance proceeds, net of costs associated with the flood damage at our property in Tunica, Mississippi and a $3.7 million gain for a subrogation claim related to a fire at Borgata . During the nine months ended September 30, 2011, we recorded $9.3 million in other operating items, net, including a $5.0 million impairment of the trademark valued under the acquisition accounting for Borgata, $2.2 million of acquisition costs, primarily related to our IP acquisition, and $1.6 million associated with the insurance costs related to the temporary closure of our property in Tunica, Mississippi.

Other Expenses
Interest Expense

The following table presents our interest expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Interest Expense, net
Boyd Gaming Corporation	$50,380	$34,086	$131,823	$114,026
Borgata	20,754	20,995	61,885	59,606
Variable Interest Entity	2,981	5,002	9,023	10,436
Total interest expense, net	$74,115	$60,083	$202,731	$184,068

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,776,831	$2,391,826	$2,683,829	$2,391,996
Borgata	$811,650	$813,250	$816,700	$833,700

Weighted Average Interest Rates
Boyd Gaming Corporation	6.8%	5.2%	6.4%	5.2%
Borgata	10.2%	9.5%	10.1%	9.6%

Three Months Ended September 30, 2012 and 2011
Summary
Interest expense was $74.1 million for the three months ended September 30, 2012, as compared to $60.1 million during the comparable period in the prior year, representing an increase of 23.4%. Excluding the effects of the interest on the variable interest entity's non-recourse debt in both of these periods, the interest expense for the three months ended September 30, 2012 would have been $71.1 million, representing an increase of 29.1%, compared to the same period in the prior year.

Boyd Gaming Corporation
Interest expense increased $16.3 million, or 47.8%, during the three months ended September 30, 2012, compared to the same period in the prior year. During the three months ended September 30, 2012, our average long-term debt balance increased due to the issuance of the $350 million 9.0% Senior Notes on June 8, 2012. Additionally, on May 30, 2012, the $150 million Increased Revolving Commitment became effective and the initial revolving term loans were funded. As a result, weighted average interest rates increased to 6.8% from 5.2% during the three months ended September 30, 2012, as compared to the same period in the prior year, as the full effect of the new financing was realized.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. We de-designated all of our interest rate swap agreements as cash flow hedges in the fourth quarter 2010. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging arrangement was frozen and amortized into interest expense over the remaining term of the associated debt with changes in fair value of the interest rate swaps recognized immediately in earnings. Our interest rate swap agreements expired on June 30, 2011.

Acquisition Financing
On August 16, 2012, we closed an offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 by Boyd Acquisition Sub, LLC (“Merger Sub”), an indirect wholly owned subsidiary of Boyd Gaming, and Boyd Acquisition Finance Corp. (“Boyd Finance Co.,” and together with Merger Sub, the “Issuers”), a direct wholly owned subsidiary of Merger Sub. The notes were issued in connection with Boyd Gaming's pending acquisition of Peninsula Gaming, LLC. The notes were issued pursuant to an Indenture dated as of August 16, 2012 by and among the Issuers, and U.S. Bank National Association, as trustee. Upon consummation of the Acquisition, Peninsula Gaming, LLC and Peninsula Gaming Corp. will assume the obligations of the Merger Sub and Boyd Finance Co. under the Indenture and will become the Issuers under the Indenture. The notes bear interest at a fixed interest rate of 8.375% and require semiannual interest payments on February 15 and August 15 of each year, commencing on February 15, 2013. The notes mature on February 15, 2018. During the three and nine months ended September 30, 2012 we recorded interest expense of $3.6 million.

Borgata
Interest expense decreased during the three months ended September 30, 2012, due to an increase in capitalized interest from the refurbishment of the hotel rooms as compared to corresponding period in the prior year when there was less capitalized interest, and a decrease in the average long-term debt balance which more than offset higher weighted average interest rates.

Nine Months Ended September 30, 2012 and 2011
Summary
Interest expense was $202.7 million for the nine months ended September 30, 2012, as compared to $184.1 million during the same period in the prior year, representing an increase of 10.1%. Excluding the effects of the interest on the variable interest entity's non-recourse debt in both of these periods, the interest expense for the nine months ended September 30, 2012 would have been $193.7 million, or an increase of 11.6%.

Boyd Gaming Corporation
Interest expense increased $17.8 million, or 15.6%, during the nine months ended September 30, 2012 compared to the same period in the prior year. During the nine months ended September 30, 2012, our average long-term debt balance increased during the comparable period in the prior year due to the issuance of $350 million, 9.0% Senior Notes on June 8, 2012. Additionally, on May 30, 2012, the $150 million Increased Revolving Commitment became effective and the initial revolving term loans were funded. Weighted average interest rates increased during the nine months ended September 30, 2012 as compared to the same period in the prior year.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. Concurrent with the de-designation of all of our interest rate swap agreements as cash flow hedges, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging arrangement was frozen and amortized into interest expense over the remaining term of the associated debt with changes in fair value of the interest rate swaps recognized immediately in earnings. Our interest rate swap agreements expired on June 30, 2011. During the nine months ended September 30, 2011, the effect of our swaps increased interest expense by $11.8 million, as market rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps.

Borgata
Interest expense increased $2.3 million during the nine months ended September 30, 2012, as compared to corresponding period in the prior year due to favorable measurement adjustments recorded during the nine months ended September 30, 2011. Also, lower average long-term debt balances were offset by higher weighted average interest rates that resulted in an increase in interest expense during the nine months ended September 30, 2012, compared to the same period in the prior year.

Fair Value Adjustment of Derivative Instruments
Three and Nine Months Ended September 30, 2012 and 2011
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

Income Taxes
Three and Nine Months Ended September 30, 2012 and 2011
The effective tax rates during the three months ended September 30, 2012 and 2011 were 33.0% and 23.7%, respectively. The effective tax rates during the nine months ended September 30, 2012 and 2011 were 40.2% and 0.5%, respectively. The effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the settlement of our Internal Revenue Service examination for years 2001 through 2004. Our effective tax rates are also impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata and LVE for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE in its entirety. Additionally, both rates were adversely impacted by certain recurring permanent adjustments that are unaffected by our income or loss from continuing operations. Our state tax provision was adversely impacted by the geographic mix of our income in each year, as well as a statutory change in state income tax rates and changes in apportionment in 2011.

Adjusted Earnings (Loss) and Adjusted EPS
Three and Nine Months Ended September 30, 2012 and 2011
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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$3,109	$(8,967)	$(3,363)
Adjustments related to Boyd Gaming:
Preopening expense, excluding impact of LVE	4,342	4,444	13,420	13,334
Interest on acquisition financing	3,614	—	3,614	—
Acquisition related expenses	645	1,874	6,917	2,244
Gain on insurance settlement, net of flood expense	—	—	(6,091)	—
Miscellaneous non-recurring adjustments, net	528	406	586	1,240
Adjustments to property tax accruals, net	(658)	(3,926)	(1,255)	(7,464)
Change in fair value of derivative instruments	—	—	—	265
Other income	—	(1,000)	—	(1,000)
Loss on early retirements of debt, net	—	—	—	20

Adjustments related to Borgata:
Other operating items, net	(1,623)	20	(3,811)	5,785
Preopening expense	—	—	240	92
Gain on early retirements of debt, net	—	(54)	—	(54)
Other valuation adjustments related to consolidation, net	286	649	432	322
Total adjustments	7,134	2,413	14,052	14,784

Income tax effect for above adjustments	(1,454)	(587)	(4,170)	(4,332)
Impact on noncontrolling interest	669	(308)	1,570	(3,073)
Adjusted earnings (loss)	$(9,447)	$4,627	$2,485	$4,016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income (loss) per common share	$(0.18)	$0.04	$(0.10)	$(0.04)
Adjustments related to Boyd Gaming:
Preopening expense, excluding impact of LVE	0.05	0.05	0.15	0.15
Interest on acquisition financing	0.04	—	0.04	—
Acquisition related expenses	0.01	0.02	0.08	0.03
Gain on insurance settlement, net of flood expense	—	—	(0.07)	—
Miscellaneous non-recurring adjustments, net	0.01	—	0.01	0.01
Adjustments to property tax accruals, net	(0.01)	(0.05)	(0.01)	(0.09)
Other income	—	(0.01)	—	(0.01)

Adjustments related to Borgata:
Other operating items, net	(0.02)	—	(0.04)	0.08
Valuation adjustments related to consolidation, net	—	0.01	—	—
Total adjustments	0.08	0.02	0.16	0.17

Income tax effect for above adjustments	(0.02)	(0.01)	(0.05)	(0.05)
Impact on noncontrolling interest	0.01	—	0.02	(0.03)
Adjusted earnings (loss) per share	$(0.11)	$0.05	$0.03	$0.05

Adjusted earnings per share for the three months ended September 30, 2011 were computed using our basic weighted average shares outstanding, although the presentation on our condensed consolidated statement of operations for such period does not consider the effect of common stock equivalents, as such were anti-dilutive to the net loss, as reported.

During the three and nine months ended September 30, 2012 and 2011, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

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

Other Income
Other income represents the non-refundable fee received in connection with our agreement to extend the closing of Dania.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments is comprised of the charge to earnings for the change in fair value of our interest rate swaps that were de-designated as cash flow hedges during 2010. Our interest rate swap agreements expired on June 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Current Maturities of Our Indebtedness
We classified certain non-extending balances due under our Credit Facility as a current maturity, as such amounts come due within the next twelve months. March 2012, we reclassified $10.9 million for a note payable under our Credit Facility that matures on March 28, 2013 from long-term to current. The $350 million of 8.375% senior notes due 2018 are included in current maturities due to the terms of the Merger whereby the debt is conditional upon the consummation of the Merger which must occur by February 2013.

On May 30, 2012, we entered into Lender Joinder Agreement providing for, among other things, an incremental Class A Revolving Commitment (as defined in the Credit Facility) in the amount of $150 million. The Increased Revolving Commitment became effective and the initial revolving loans were funded thereunder on May 30, 2012.

Pursuant to the Lender Joinder Agreement, concurrent with the closing of the 9.00% Senior Notes offering, (see 9% senior notes due 2020 below), we were required to give an irrevocable notice of election to permanently reduce the Class A Revolving Commitment under the Credit Facility by $150 million. This reduction became effective with the issuance of the 9.00% Senior Notes due 2020 on June 8, 2012.

While we anticipate the remaining availability under our Credit Facility will provide the short term liquidity required to fund our existing debt obligations, management will review other plans to aggressively pursue the repayment of all debt as currently due.

Financing the Peninsula Gaming, LLC Acquisition
On May 16, 2012, Boyd Gaming Corporation (“Boyd”) announced it had entered into an agreement to acquire Peninsula Gaming, LLC ("Peninsula Gaming" or “PGL”), a direct wholly-owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”). PGL owns and operates Diamond Jo casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off-track betting facilities in Louisiana, Diamond Jo casino in Worth County, Iowa, Amelia Belle casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) near Wichita, Kansas. Boyd will acquire PGL pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into on May 16, 2012, by and among, Boyd, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd (“Holdco”), Boyd Acquisition Sub, LLC, an indirect wholly-owned subsidiary of Boyd (“Merger Sub”), PGP and PGL. The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into PGL, and PGL will be the surviving entity in the Merger. Following the Merger, PGL will be an indirect, wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, which was unanimously approved by the board of directors of Boyd and the board of managers of PGP, Boyd Gaming will acquire PGL for approximately $1.45 billion, net of certain expenses and adjustments, in the form of cash, debt financing and a promissory note issued by HoldCo, as described below. Of the $1.45 billion, $200 million was funded in cash from Boyd Gaming to Boyd Acquisition I, LLC, an indirect wholly-owned subsidiary of Boyd Gaming and the parent of HoldCo. At the closing of the Merger, HoldCo will issue the HoldCo Note in the approximate amount of $144 million to PGP, which amount is subject to adjustment pursuant to the Merger Agreement based on PGL's outstanding debt, cash, working capital, certain assets, liabilities and costs, and transaction expenses at the closing of the Merger. The HoldCo Note is also subject to adjustment after the closing of the Merger in connection with any indemnification claims or, at HoldCo's option, with respect to any Earnout Payment as described below, in each case, in accordance with the terms of the Merger Agreement. Boyd Gaming has secured the financing of the remaining approximately $1.10 billion with the proceeds of:

•
a new credit facility at PGL, which will consist of an $825 million term loan, which will be funded in full on the closing date of the Merger, and a $50 million revolver facility. Based on current estimates, we anticipate that upon the consummation of the Merger, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the revolver; and

•
$350 million aggregate principal amount of senior notes issued by Merger Sub (and a finance subsidiary, "Finance Sub") and will be assumed by Peninsula Gaming in connection with the consummation of the Merger.

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

Subject to the satisfaction of various closing conditions and receipt of required regulatory approvals, we expect the transaction to close in the fourth quarter of 2012.

The following discussion summarizes the progress of the financing activities required to consummate the Merger.

New Credit Facility
In connection with the acquisition of Peninsula Gaming, the Merger Sub has entered into a commitment for the New Credit Facility among Merger Sub, various lenders, and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and letter of credit issuer. Below is a summary of the defined terms of the New Credit Facility per this commitment. Upon consummation of the Acquisition, Peninsula Gaming will assume all assets and liabilities of the Merger Sub and become the borrower under the New Credit Facility.

Amount and Maturity
Prior to the consummation of the Acquisition, the Merger Sub has entered into a new commitment for a new $875 million senior secured credit facility, which will consist of (a) an $825 million Term Loan (the “Term Loan”), and (b) a $50 million Revolver (the “Revolver”). The Term Loan will be funded concurrently with the closing of the Acquisition. Based on current estimates, we anticipate that upon the consummation of the Acquisition, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the Revolver. The New Credit Facility will have a maturity date of five years after the initial funding thereunder.

Guarantees and Collateral
Following the consummation of the Acquisition, Peninsula Gaming's obligations under the New Credit Facility, subject to certain exceptions, will be guaranteed by its subsidiaries and secured by the capital stock of its subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors will grant the collateral agent first priority liens and security interests on substantially all of its real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the obligations under the New Credit Facility. The obligations under the Revolver will rank senior in right of payment to the obligations under the Term Loan.

Interest
The interest rate that will be charged on the outstanding balance from time to time under the New Credit Facility is based upon, at the borrower's option, either: (i) the Eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The “base rate” under the New Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The applicable margin on the outstanding balance on the Revolver will be 3.00% with respect to base rate loans and 4.00% with respect to Eurodollar rate loans. The applicable margin on the outstanding balance of Term Loans will be 3.50% with respect to base rate loans and 4.50% with respect to Eurodollar rate loans, with a minimum Eurodollar rate for any interest period of 1.25%. The New Credit Facility will require us to pay commitment fees equal to 0.50% of the unused portion of the revolving facility.

Optional and Mandatory Prepayments
The New Credit Facility will require the borrower to prepay the loans with proceeds of any significant asset sale or event of loss. In addition, the New Credit Facility will require the borrower to use a portion of its excess cash flow to prepay the loans as well as fixed quarterly amortization. The borrower has the right to terminate the Revolver without premium or penalty, upon payment of the outstanding amounts owed with respect thereto.

Certain Covenants
The New Credit Facility will contain customary affirmative and negative covenants (subject to customary exceptions) for financings of its type. The borrower will be required to maintain (i) a maximum consolidated leverage ratio over each twelve-month period ending on the last day of each fiscal quarter, (ii) a minimum consolidated interest coverage ratio as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year. Other covenants will, among other things, limit the borrower's ability to do the following (in each case, subject to certain exceptions):

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions;

•	merge or consolidate; and

•	engage in unrelated business activities.

In addition, the New Credit Facility will require that the borrower take certain actions, including maintaining adequate insurance, and will require that the borrower cause its subsidiaries to take certain actions.

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

The closing of the New Credit Facility is conditioned upon the satisfaction of typical conditions precedent for a senior secured credit facility. Additionally, the initial funding under the New Credit Facility will be conditioned upon the consummation of the Acquisition.

Senior Notes
8.375% Senior Notes due July 2018
On August 16, 2012, we closed an offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 by Boyd Acquisition Sub, LLC (“Merger Sub”), an indirect wholly owned subsidiary of Boyd Gaming, and Boyd Acquisition Finance Corp. (“Boyd Finance Co.,” and together with Merger Sub, the “Issuers”), a direct wholly owned subsidiary of Merger Sub. The notes were issued in connection with Boyd Gaming's pending acquisition of Peninsula Gaming, LLC. The notes were issued pursuant to an Indenture dated as of August 16, 2012 by and among the Issuers, and U.S. Bank National Association, as trustee. Upon consummation of the Merger, Peninsula Gaming, LLC and Peninsula Gaming Corp. will assume the obligations of the Merger Sub and Boyd Finance Co. under the Indenture and will become the Issuers under the Indenture. The notes require semiannual interest payments on February 15 and August 15 of each year, commencing on February 15, 2013. The notes mature on February 15, 2018.
Prior to the consummation of the Merger, the notes are not guaranteed. Upon the consummation of the Merger, the notes will be fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp). If the Merger is not consummated by February 1, 2013, or upon the occurrence of certain other events, the notes are subject to a special mandatory redemption. The special mandatory redemption price is 100% of the initial issue price of the notes, plus accrued and unpaid interest, up to, but excluding, the payment date of such mandatory redemption price. Pending consummation of the Merger, an amount equal to 100% of the issue price of the notes plus an amount equal to interest that is accruing on the notes from August 16, 2012 to, but not including, the latest possible special mandatory redemption date, was deposited into an escrow account and pledged as collateral for the benefit of the holders of the notes pursuant to the terms of an Escrow and Security Agreement dated as of August 16, 2012 by and among the Issuers, the Trustee and U.S. National Bank Association, as escrow agent. The release of the escrow funds to the Issuers is subject to the closing of the Merger. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies.
The 8.375% Senior Notes have not been, and will not be, registered under the Securities Act and were offered on to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Exchange Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.
Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. At September 30, 2012 and December 31, 2011, we had balances of cash and cash equivalents of $343.8 million and $178.8 million, respectively. At September 30, 2012, we had working capital of $29.1 million, whereas, at December 31, 2011, we had a working capital deficit of $129.1 million. These measures are impacted by the $200 million funding of an acquisition subsidiary in contemplation of the Acquisition. These proceeds were borrowed from our Credit Facility and are invested in a short-term investment account.

Without giving effect to the consolidation of LVE, as we have no claim to their assets, nor any recourse for their obligations, or the inclusion of the acquisition financing, our cash balances and working capital deficits at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Cash balance:
Boyd Gaming Corporation	$311,131	$132,494
Borgata	32,303	46,224

Working capital (deficit):
Boyd Gaming Corporation	79,048	(91,935)
Borgata	(21,792)	(8,467)

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

Indebtedness
Our indebtedness primarily consists of $1.44 billion outstanding under our $1.76 billion Credit Facility (including $793.1 million of term loans) and $1.31 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, and $13.7 million outstanding under Borgata's $75 million bank credit facility and $791.5 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata.

As part of the financing for the Acquisition, on June 8, 2012, Boyd Gaming issued $350 million aggregate principal amount of 9.00% Senior Notes. The 9.00% Senior Notes are fully and unconditionally guaranteed by certain of Boyd Gaming's current and future domestic restricted subsidiaries.

Boyd Gaming Corporation Debt
Bank Credit Facility
Agreement
In December 2010, we entered into an Amendment and Restatement Agreement among the Lenders, Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender. Pursuant to the terms of the Amendment and Restatement Agreement, our Credit Facility, was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments, in each case with a maturity date five years from the effective date. All capitalized terms used in this note not otherwise defined herein have the meanings ascribed to such terms in the Credit Facility.

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$615,000	$807,000
Initial Term Loan	456,250	475,000
Incremental Term Loan	336,875	338,965
Swing Loan	22,057	750
Total amounts outstanding under Credit Facility, net	$1,430,182	$1,621,715

Availability
Presently, our bank credit facility is comprised of the following components and commitments:

	Original Commitment	Present Commitment	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$960,000	$300,305
Initial Term Loan	500,000	500,000	—
Incremental Term Loan	—	350,000	—
Total commitments under Credit Facility	$1,460,000	$1,810,000	$300,305

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

Lender Joinder Agreement
On May 30, 2012, we entered into the Lender Joinder Agreement providing for, among other things, an incremental Class A Revolving Commitment (as defined in the Credit Facility in the amount of $150 million. The Increased Revolving Commitment became effective and the initial revolving loans were funded thereunder on May 30, 2012.

Pursuant to the Lender Joinder Agreement, concurrently with the closing of the 9.00% Senior Notes offering (see 9.00% Senior Notes due 2020 below), we were required to give an irrevocable notice of election to permanently reduce the Class A Revolving Commitment under the Credit Facility by $150 million, which became effective with the issuance of the 9.00% Senior Notes on June 8, 2012.

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

Increased Term Loan
In November 2011, we exercised $350 million of the $500 million increase option under our Credit Facility through an Increased Term Loan. The proceeds from the Increased Term Loan were used to repay the outstanding Non-Extended Revolving Facility, and all related commitments thereunder were terminated. Pursuant to its terms, the Increased Term Loan amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that the Increased Term Loan is a Eurodollar Rate Loan, the Increased Term Loan shall bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annum equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that the Increased Term Loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest period plus 3.75%.

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, approximately $1.44 billion was outstanding under our Credit Facility, with $13.8 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $300.3 million.

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
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. Presently and through September 30, 2012, our Maximum Secured Leverage Ratio is set at 4.25 to 1.00. Thereafter, on a scheduled basis in 0.25 basis point increments, the minimum ratio decreases to a low of 3.25 to 1.00 at September 30, 2014 through the duration of the term.

Compliance with Financial Covenants
We believe that, at September 30, 2012, we were in compliance with the Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, which, at June 30, 2012, were 2.25 to 1.00, 7.35 to 1.00 and 3.84 to 1.00, respectively.

At September 30, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 11.00% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted consolidated Total Leverage Ratio covenant for that period. In addition, at June 30, 2012, assuming our current level of Secured Indebtedness remains constant, we estimate that a 2.10% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at September 30, 2012, assuming our current level of interest expense remains constant, we estimate that a 9.88% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to go below our minimum consolidated Interest Coverage Ratio covenant for that period.

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

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at September 30, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% Senior Notes. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at September 30, 2012. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes. At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of these senior notes on June 8, 2012, the date the 9.00% Senior Notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we will file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, consummate the exchange offer within 365 days of the issuance of the 2020 notes, and in certain circumstances, if required by the registration rights agreement, file a shelf registration statement.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2012. Presently, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, and principal repayment of our 9.125% senior notes due on December 1, 2018, and our 9.00% Senior Notes due on July 1, 2020.

Borgata Debt
Borgata Bank Credit Facility
Significant Terms
On August 6, 2010, MDFC announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of MDDC, which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement among MDFC, MDDC, certain other financial institutions and Wells Fargo, as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The terms of the Borgata bank credit facility modifies certain terms of the Borgata bank credit facility among Borgata, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The Borgata bank credit facility Amendment: (i) reduced the aggregate commitments under the Borgata bank credit facility to a maximum amount of $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

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

Interest Rate
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At September 30, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $13.7 million, leaving contractual availability of $61.3 million. The interest rate on the outstanding borrowings at September 30, 2012, was 4.4%.
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

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA, which, for the trailing twelve-month period ended September 30, 2012, was $145.5 million.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during both the three and nine months ended September 30, 2012, we incurred $0.2 million incremental debt financing costs and incurred approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, related to the Borgata bank credit facility, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2012.

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
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At September 30, 2012, the effective interest rate on the 9.5% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility. At September 30, 2012, the outstanding balance under the amended credit facility was $13.7 million leaving contractual availability of $61.3 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	Long-Term Debt
	Boyd Gaming	Acquisition	Borgata	Total
	(In thousands)
For the year or partial year ending December 31,
Remainder of 2012	$11,613	$350,000	$—	$361,613
2013	52,841	—	—	52,841
2014	258,168	—	13,700	271,868
2015	1,342,549	—	398,000	1,740,549
2016	240,750	—	—	240,750
Thereafter	850,000	—	393,500	1,243,500
Total outstanding principal of long-term debt	$2,755,921	$350,000	$805,200	$3,911,121

Cash Flows Summary
Nine Months ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$145,845	$182,916
Cash flows from investing activities:
Capital expenditures	(101,718)	(55,491)
Proceeds from issuance of acquisition financing	(350,000)	—
Acquisition of assets	—	(34,495)
Decrease in restricted investments	—	27,184
Other investing activities	4,058	—
Net cash used in investing activities	(447,660)	(62,802)
Cash flows from financing activities:
Net payments under bank credit facility	(193,775)	(1,853)
Net payments under Borgata bank credit facility	(26,500)	(45,900)
Proceeds from issuance of senior notes	338,500	—
Payments on retirements of long-term debt	—	(8,198)
Restricted funds held in escrow	350,000	—
Debt financing costs, net	(2,881)	(1,283)
Proceeds from issuance of non-recourse debt	2,668	—
Payments on loans to variable interest entity's members	(755)	(27,000)
Other financing activities	(427)	5,615
Net cash provided by (used in) financing activities	466,830	(78,619)
Increase in cash and cash equivalents	$165,015	$41,495

Cash Flows from Operating Activities
For the nine months ended September 30, 2012, we generated operating cash flow of $145.8 million, compared to $182.9 million for the nine months ended September 30, 2011, a decrease $37.1 million. The decrease was due primarily to the increase in restricted cash of $16.9 million and decrease in other long-term tax liabilities of $19.2 million due to the release of certain tax reserves.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for investments in maintenance capital expenditures, acquisitions and future development or business opportunities.

Capital Expenditures
Cash paid for capital expenditures on major projects for the nine months ended September 30, 2012 were $101.7 million and included (i) $33.9 million of Borgata capital expenditures primarily related to the room remodel project and various maintenance capital expenditures, (ii) $44.2 million of various maintenance capital expenditures among our wholly-owned properties, and (iii) $18.6 million of IP capital improvement projects spending and (iv) $5.0 million of other capital improvement projects spending. Cash paid for capital expenditures on major projects for the nine months ended September 30, 2011 were $55.5 million and included $29.9 million of various maintenance capital expenditures among our wholly-owned properties.

Acquisition Financing
During the three and nine months ended September 30, 2012, we issued $350 million aggregate principal amount of 8.375% senior notes due July 2018, which required us to make a deposit into escrow for $350 million for the funds pending the consummation of the Merger.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Net Payments under Credit Facility
During the nine months ended September 30, 2012, net amounts of $193.8 million and $26.5 million were paid under Boyd Gaming's and Borgata's respective credit facilities. We also had net proceeds from the issuance of senior notes of $338.5 million and related debt issuance costs of $2.9 million. During the nine months ended September 30, 2011, only net amounts of $1.9 million and $45.9 million, respectively, were paid under Boyd Gaming's and Borgata's credit facilities. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings.

Proceeds from Issuance of Senior Notes
On June 8, 2012, we issued $350 million aggregate principal amount 9.00% Senior Notes. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. In conjunction with the issuance of the 9.00% Senior Notes, we incurred approximately $10 million of underwriter fees, which have been deferred and are being amortized over the term of the 9.00% Senior Notes.

Acquisition Financing
During the three and nine months ended September 30, 2012, we received the proceeds from the issuance of $350 million aggregate principal amount of 8.375% senior notes due July 2018 for $350 million. The proceeds from the issuance are being held in escrow pending the consummation of the Merger.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2012 or 2011.

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

During the nine months ended September 30, 2012 and 2011, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012, except for the pending Acquisition, as further discussed in Note 1, Summary of Significant Accounting Policies.

Acquisition Financing
New Credit Facility
In connection with the acquisition of Peninsula Gaming, the Merger Sub has entered into a commitment for the New Credit Facility among Merger Sub, various lenders, and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and letter of credit issuer. Below is a summary of the defined terms of the New Credit Facility per this commitment. Upon consummation of the Acquisition, Peninsula Gaming will assume all assets and liabilities of the Merger Sub and become the borrower under the New Credit Facility.

Amount and Maturity
Prior to the consummation of the Acquisition, the Merger Sub has entered into a new commitment for a new $875 million senior secured credit facility, which will consist of (a) an $825 million Term Loan (the “Term Loan”), and (b) a $50 million Revolver (the “Revolver”). The Term Loan will be funded concurrently with the closing of the Acquisition. Based on current estimates, we anticipate that upon the consummation of the Acquisition, there will be no loans outstanding under the revolver, and that approximately $8.9 million of letters of credit will be outstanding, with approximately $41.1 million available to be drawn under the Revolver. The New Credit Facility will have a maturity date of five years after the initial funding thereunder.

Guarantees and Collateral
Following the consummation of the Acquisition, Peninsula Gaming's obligations under the New Credit Facility, subject to certain exceptions, will be guaranteed by its subsidiaries and secured by the capital stock of its subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors will grant the collateral agent first priority liens and security interests on substantially all of its real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the obligations under the New Credit Facility. The obligations under the Revolver will rank senior in right of payment to the obligations under the Term Loan.

Interest
The interest rate that will be charged on the outstanding balance from time to time under the New Credit Facility is based upon, at the borrower's option, either: (i) the Eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The “base rate” under the New Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The applicable margin on the outstanding balance on the Revolver will be 3.00% with respect to base rate loans and 4.00% with respect to Eurodollar rate loans. The applicable margin on the outstanding balance of Term Loans will be 3.50% with respect to base rate loans and 4.50% with respect to Eurodollar rate loans, with a minimum Eurodollar rate for any interest period of 1.25%. The New Credit Facility will require us to pay commitment fees equal to 0.50% of the unused portion of the revolving facility.

Optional and Mandatory Prepayments
The New Credit Facility will require the borrower to prepay the loans with proceeds of any significant asset sale or event of loss. In addition, the New Credit Facility will require the borrower to use a portion of its excess cash flow to prepay the loans as well as fixed quarterly amortization. The borrower has the right to terminate the Revolver without premium or penalty, upon payment of the outstanding amounts owed with respect thereto.

Certain Covenants
The New Credit Facility will contain customary affirmative and negative covenants (subject to customary exceptions) for financings of its type. The borrower will be required to maintain (i) a maximum consolidated leverage ratio over each twelve-month period ending on the last day of each fiscal quarter, (ii) a minimum consolidated interest coverage ratio as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year. Other covenants will, among other things, limit the borrower's ability to do the following (in each case, subject to certain exceptions):

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions;

•	merge or consolidate; and

•	engage in unrelated business activities.

In addition, the New Credit Facility will require that the borrower take certain actions, including maintaining adequate insurance, and will require that the borrower cause its subsidiaries to take certain actions.

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

The closing of the New Credit Facility is conditioned upon the satisfaction of typical conditions precedent for a senior secured credit facility. Additionally, the initial funding under the New Credit Facility will be conditioned upon the consummation of the Acquisition.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the

Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. The judge re-heard the motion for partial summary judgment on September 10, 2012, and granted the motion in favor of Guidry and Treasure Chest, thereby limiting Copeland's recovery. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.5 million to $21.0 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the ALJ issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission ("Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. In response to the decision, we filed a petition for judicial review, appealing such decision in Clark County District Court. Subsequent to the written Commission decision issued on February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and holding two workshops for public comment in April and May of 2012. The Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. Additionally, the Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due, as well as the removal of the imposition of all penalties and interest on such tax. At a District Court hearing on October 17, 2012, the District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and expect the Department to appeal the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeals at the State Supreme Court, we expect the offset issue will be remanded back to the ALJ. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, as well as the resolution of the offset issue, we will not record any gain until a final, non-appealable decision has been rendered. For periods subsequent to February 15, 2012, the date of enforcement per the Department's policy directive, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment would not exceed $0.5 million, as of September 30, 2012.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. We made the minimum required payment against provisional bills received in years 2007 through 2012, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. We received final tax rates for years 2007 through 2009 in February and August 2012, as well as confirmation on the amount of our replacement tax credit. During the nine months ended, September 30, 2012, we recognized an incremental benefit of $1.4 million as a result of the replacement tax credit and receipt of final tax rates for years 2007 through 2009.
Although we have not received valuation notices or final tax rates for years 2010 through 2012, we believe the assessments for the period from January 1, 2010 through September 30, 2012 could result in a total property tax obligation ranging between $7.5 million and $13.3 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $13.3 million for this property tax liability as of September 30, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2010 through September 30, 2012, which have not been received as of September 30, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

The carrying value of our gaming license rights was $371.4 million, or 6.2% of our consolidated total assets as of June 30, 2012, and all such rights are recorded within our Midwest and South reportable segment. The fair value of these rights exceeded their carrying value by an aggregate amount of $186.9 million, or by a multiple of 2.0.

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

The carrying value of our trademark within our Midwest and South reportable segment was $25.3 million, or 0.4% of our consolidated total assets as of June 30, 2012, and consisted solely of the IP trademark related to the acquisition of IP in October 2011, and the fair value of this reporting unit was the same as the carrying value, as there we no impairment indicators to the the contrary.

We also recorded a trademark related to the fair valuation of Borgata on March 24, 2010. The carrying value of the Borgata trademark was $60 million, or 1.0% of our consolidated total assets as of June 30, 2012 and specific to the value of Borgata's trademark, a respective annual decline in their gaming revenues of 3%, in hotel revenues of 5% or an aggregate decline in both streams of 2% would impact the fair value of the trademark by $1 million, and result in a future impairment in such amount.

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

Trademarks are considered indefinite-lived intangible asset and are not subject to amortization, but rather to an annual impairment test performed in the second quarter of each year and between annual test dates in certain circumstances. We continue to evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation requires significant judgment, including consideration of whether there has been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Should any further events as described above occur, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The carrying value of our goodwill was $213.6 million, or 3.5% of our consolidated total assets as of June 30, 2012. Although we satisfied Step One by fair margin ranging from $76.7 million to $191.1 million for each reporting unit tested, certain underlying assumptions and variables could greatly impact the results of future tests.

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

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially affected would result in the failure of the Step One test, and a resulting impairment of our goodwill in an amount up to its book value of $213.6 million.

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

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our expectations regarding payments of dividends in the future, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities in a way that is strategic, deliberate and disciplined;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Credit Facility;

•	our assumptions and expectations regarding our critical accounting policies;

•	our expenditures for capital improvement projects with respect to IP Casino Resort and Spa;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

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

•
the timing of the delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, our expectations as to the costs associated with delays related to the project as well as the value of capitalized costs and recurring project costs we expect to incur in the future, alternative development options for Echelon, and our belief that financing for a development project like Echelon continues to be unavailable;

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

•	the impact of our Nevada use tax refund claims;

•	our overall outlook, including all statements under the heading Overall Outlook in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•
the expected benefits of the Acquisition, the expected effect of the Acquisition on Boyd Gaming's financial results and profile, the expected impact for customers and employees, future capital expenditures, expenses, revenues, earnings, economic performance, financial condition, losses and future prospects;

•	the impact of the financing we entered into in connection with the Acquisition;

•	the anticipated benefits of geographical diversity that would result in the Acquisition;

•	the expected results of Peninsula Gaming's gaming properties, including without limitation, Kansas Star;

•	the anticipated completion of the proposed Acquisition;

•	our estimates as to the effect of any changes in our consolidated EBITDA on our ability to remain in compliance with certain credit facility covenants;

•	the anticipated new development project with Sunrise Sports Entertainment, and the passage of enabling legislation;

•	the anticipated new development project with Wilton Rancheria, and the passage of enabling legislation.

•	expectations, plans, beliefs, hopes or intentions regarding the future, and:

•	assumptions underlying any of the foregoing statements.
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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2012, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 7, 2012, except for: (i) the pending Acquisition, as further discussed in Note 1, Summary of Significant Accounting Policies; and (ii) the issuance of $350 million aggregate principal amount of 9.00% Senior Notes, as further discussed in Note 10, Long-Term Debt.

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
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. The judge re-heard the motion for partial summary judgment on September 10, 2012, and granted the motion in favor of Guidry and Treasure Chest, thereby limiting Copeland's recovery. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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
For example, we have recently experienced one of the toughest economic periods in Las Vegas Locals history. The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions have also adversely affected tourism and spending in Atlantic City, where Borgata is located. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.
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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the nine months ended September 30, 2012; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. During the three months ended March 31, 2011, we performed an interim impairment test on the trademark we recorded in connection with the valuation of Borgata due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded a $5.0 million impairment to the trademark. The impairment test was performed due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results could be further impacted by cannibalization of our business from Revel Entertainment, a new property that formally opened in Atlantic City, on May 25, 2012. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

Having performed an initial interim impairment test related to the Borgata trademark during the first quarter of 2011, we have established the first quarter as its prospective annual impairment test date as well, and we performed an interim impairment test over the Borgata trademark at January 1, 2012. Our analyses consisted of a valuation of the Borgata trademark, using the relief from royalty method. The only significant changes in our assumptions from the initial fair valuation were revised revenue and profitability projections, reflecting the impact of the changed present and forecasted circumstances. The impairment test consisted of a comparison of the fair value of trademark with its carrying amount. As a result of the impairment test, we did not record any impairment in the first quarter of 2012.

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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in May 2012, we announced the pending Acquisition, and in October 2011, we completed the Acquisition of IP. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through Acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

In addition, certain of our properties have been forced to close due to hurricanes. In August 2008, Treasure Chest was closed for eight days including Labor Day weekend due to Hurricane Gustav. In September 2008, Treasure Chest was closed for two days as a result of Hurricane Ike and in 2005 the property was closed for 44 days as a result of Hurricane Katrina. Delta Downs was closed for six days in August 2008 due to Hurricane Gustav and seven days in September 2008 due to Hurricane Ike. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days. In September 2011, Borgata was closed for three days due to Hurricane Irene. In October and November 2012, Borgata was closed for four days due to Hurricane Sandy.
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
Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects.
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
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $18.5 million to $21.0 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the ALJ issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission ("Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012.
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
On October 17, 2012, we received a split decision at our District Court hearing. The District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and expect the Department to appeal the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeals at the State Supreme Court, we expect the offset issue will be remanded back to the ALJ. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, as well as the resolution of the offset issue, we will not record any gain until a final, non-appealable decision has been rendered. For periods subsequent to February 15, 2012, the date of enforcement per the Department's policy directive, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment would not exceed $0.5 million, as of September 30, 2012.
Blue Chip Property Taxes
Blue Chip previously received a valuation notice from the county assessor indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. In December 2007, we received the property tax bill related to our 2006 tax assessment in the amount $6.2 million, which we appealed. In February 2009, we received a notice of revaluation, reducing the initial tax assessment by approximately $2.2 million. We made the minimum required payment against provisional bills received in years 2007 through 2012, all of which were based on the 2006 valuation notice. During the year ended December 31, 2011, we reached settlements with the county assessor, reducing the annual valuation for years 2006 through 2009. Based on these settlements, we revised our cumulative property tax accrual to reflect the retrospective effect of the revised valuations. The impact of these revisions to the valuations resulted in a reduction of our property tax accrual of approximately $9.7 million, which was cumulatively reversed through property tax expense during the year ended December 31, 2011. We received final tax rates for years 2007 through 2009 in February and August 2012, as well as confirmation on the amount of our replacement tax credit. During the nine months ended, September 30, 2012, we recognized an incremental benefit of $1.4 million as a result of the replacement tax credit and receipt of final tax rates for years 2007 through 2009.
Although we have not received valuation notices or final tax rates for years 2010 through 2012, or final tax rates for years 2010 through 2012, we believe the assessments for the period from January 1, 2010 through September 30, 2012 could result in a total property tax obligation ranging between $7.5 million and $13.3 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $13.3 million for this property tax liability as of September 30, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2010 through September 30, 2012, which have not been received as of September 30, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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
Borgata's current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and its unfunded vested liability to the Fund is $63.8 million for the plan year beginning on January 1, 2011. A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, which may require Borgata to make contributions in addition to those already contemplated. Any such increases in required contributions could adversely affect Borgata's results of operations.
Additionally, in connection with Borgata's collective bargaining agreements with the Local 68 Engineers Union Pension Plan and the NJ Carpenters Pension Fund, it participates in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and Borgata is currently in discussions with the boards regarding its level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on Borgata's financial condition, results of operations or cash flows. Borgata's current monthly pension contributions to the funds associated with these plans is approximately less than $0.1 million per month in the aggregate. Borgata's aggregate unfunded vested liability to these funds is approximately $4.5 million.

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
We had total consolidated long-term debt, including current maturities, of approximately $3.9 billion at September 30, 2012, excluding Borgata. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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
Following the issuance of the 9.00% Senior Notes, our Consolidated Fixed Charge Coverage Ratio did not exceed 2.0 to 1.0 under the indentures governing our outstanding notes, including the Existing Notes and the Additional Notes. Since our Consolidated Fixed Charge Coverage Ratio does not exceed 2.0 to 1.0, we are limited by the terms of such indenture in our ability to refinance our outstanding indebtedness and in making any restricted payments, among other things.
As of September 30, 2012, our Credit Facility consists of a revolving facility of $960 million, the original term loan which had a remaining outstanding principal balance of $615.0 million and the Increased Term Loan which had a remaining outstanding principal balance of $456.3 million. The Increased Term Loan represented $350 million of a $500 increase option under our Credit Facility which was exercised in November 2011. On May 30, 2012, we exercised the remaining $150 million increase option under our Credit Facility as incremental borrowing availability under the revolver. Effective on June 8, 2012, we permanently reduced $150 million of revolving credit commitments under our Credit Facility.
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

Boyd Gaming Credit Facility
Aggregate borrowings under the Credit Facility are approximately $1.44 billion (including $793.1 million of term loans and $645.9 million of revolving commitments).
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
As discussed above, our Credit Facility requires us to maintain a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 2.00 to 1.00, a Total Leverage Ratio and a Secured Leverage Ratio (both as defined in the Credit Facility) that adjust over the life of our Credit Facility. We believe that we were in compliance with the Credit Facility covenants, including the minimum Interest Coverage Ratio, the maximum permitted Total Leverage Ratio and the maximum permitted Secured Leverage Ratio. At September 30, 2012, our Interest Coverage Ratio, Total Leverage Ratio and Secured Leverage Ratio were 2.25 to 1.00, 7.35 to 1.00 and 3.84 to 1.00, respectively.
At September 30, 2012, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 11.00% or greater decline in our twelve-month trailing Consolidated EBITDA (as defined in the Credit Facility) as compared to September 30, 2011, would cause us to exceed our maximum permitted Total Leverage Ratio covenant for that period. In addition, at September 30, 2012, assuming our current level of secured indebtedness remains constant, we estimate that 2.10% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to exceed our maximum permitted Secured Leverage Ratio covenant for that period. Additionally, at September 30, 2012, assuming our current level of interest expense remains constant, we estimate that a 9.88% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2011, would cause us to go below our minimum Interest Coverage Ratio covenant for that period.
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
We did not receive distributions from Borgata during the nine months ended September 30, 2012. Other than the distribution that we received from Borgata in connection with its financing in August 2010, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available to service our indebtedness, except to the extent distributions are paid to us.
In addition, Borgata's bank credit facility contains customary affirmative and negative covenants, including covenants that limit Borgata's ability to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	engage in unrelated business activities.

The increase in our consolidated leverage and debt service obligations as a result of the Acquisition, may adversely affect our consolidated financial condition, results of operations and earnings per share.
Upon the completion of our Acquisition, we will not any credit support for the obligations of PGL. In connection with our Acquisition of PGL, substantially all of PGL's outstanding indebtedness will be refinanced. Following the refinancing, it is anticipated that PGL will have approximately $1.155 billion of outstanding indebtedness. In addition, HoldCo will issue a promissory note to PGP in the initial approximate principal amount of $144 million in connection with the closing of the Merger. Pursuant to the terms of the HoldCo Note, the principal amount will be adjusted to take into account PGL's outstanding debt, cash, working capital, certain assets, liabilities, costs and transaction expenses at the closing of the Merger, as well as any indemnification claims in accordance with the terms of the Merger Agreement. In addition, the principal amount of the HoldCo Note may be increased in 2016 if an Earnout Payment is due pursuant to the terms of the Merger Agreement.
As a result of the Acquisition, we will have a greater amount of debt on a consolidated basis than we have maintained in the past. As of September 30, 2012 (excluding any pro forma indebtedness of PGL), our indebtedness primarily consists of $1.43 billion in principal outstanding under our Credit Facility (including $793.1 million of term loans) and $1.31 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd Gaming, $13.7 million outstanding under the Borgata bank credit facility and Borgata's $791.5 million aggregate outstanding principal amount of senior secured notes. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Approximately $300.3 million was available for borrowing under our Credit Facility as of September 30, 2012. All of those borrowings would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

Borgata may be unable to refinance its indebtedness.
In August 2010, Borgata entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured notes, $398 million of which mature in October 2015 and $393.5 million of which mature in August 2018. Borgata has repurchased a total of $8.5 million of the notes.

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement, which, among other things, modified certain terms of the Borgata bank credit facility. Such amendment: (i) reduced the aggregate commitments under the Borgata bank credit facility to $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined in the Borgata bank credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring Borgata to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting Borgata from borrowing under the Borgata bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the Borgata bank credit facility is $65 million or more.

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

Risks Related to the Acquisition
The Acquisition is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.
On May 16, 2012, we entered into the Merger Agreement to acquire PGL. The Merger Agreement provides for the Acquisition of PGL by Merger Sub, a newly formed entity that is indirectly owned by Boyd Gaming. There are a number of risks and uncertainties relating to the Acquisition. For example, the Acquisition may not be consummated in the time frame or manner currently anticipated, or at all, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement's closing conditions, Merger Sub's failure to obtain sufficient financing to complete the Acquisition, or litigation relating to the Acquisition. In addition to the required regulatory clearances described below, the Acquisition is subject to a number of other conditions beyond Boyd Gaming and PGL's control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

The Acquisition is subject to the receipt of consents and clearances from various regulatory entities that may impose conditions that could have an adverse effect on us, or, if not obtained, could prevent completion of the Acquisition.
Before the Acquisition may be completed, approvals or consents must be obtained from the regulatory entities, including the Kansas Lottery Commission's Executive Director and the Kansas Lottery Commission. The terms and conditions of any approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business. The Merger Agreement may require us and/or PGL to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting any increase in revenues following the merger. In addition, neither PGL nor Boyd Gaming can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

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
Upon the completion of the Acquisition of PGL, we will not be responsible for the obligations of PGL. In connection with the Acquisition of PGL, substantially all of PGL's outstanding indebtedness will be refinanced. Following the refinancing, it is anticipated that PGL will have approximately $1.155 billion of outstanding indebtedness. In addition, HoldCo will issue a promissory note to PGP in the initial approximate principal amount of $144 million in connection with the closing of the Merger. Pursuant to the terms of the HoldCo Note, the principal amount will be adjusted to take into account PGL's outstanding debt, cash, working capital, certain assets, liabilities, costs and transaction expenses at the closing of the Merger, as well as any indemnification claims in accordance with the terms of the Merger Agreement. In addition, the principal amount of the HoldCo Note may be increased in 2016 if an Earnout Payment is due pursuant to the terms of the Merger Agreement.
As a result of the Acquisition, we will have a greater amount of debt on a consolidated basis than we have maintained in the past. As of September 30, 2012 (excluding any pro forma indebtedness of PGL), our indebtedness primarily consists of $1.44 billion in principal outstanding under our Credit Facility (including $793.1 million of term loans) and $1.31 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd Gaming, $13.7 million outstanding under the Borgata bank credit facility and Borgata's $791.5 million aggregate outstanding principal amount of senior secured notes. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
The terms of the PGL indebtedness will limit payment of dividends (other than tax distributions), distributions and management fees from PGL to HoldCo. The HoldCo Note, which we will enter into upon the closing of the Acquisition of PGL, will impose limitations on HoldCo and on PGL and PGL's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by PGL or upon a change of control.

Risks Related to our Properties

If we are not ultimately successful in dismissing the action filed against Treasure Chest, we may potentially lose our ability to operate the Treasure Chest property and our business, financial condition and results of operations could be materially adversely affected.
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest also filed a motion for protective order on November 18, 2011. These motions were heard on April 16, 2012. The judge took the motions under advisement. There is no indication of when the judge may rule on them. The judge re-heard the motion for partial summary judgment on September 10, 2012, and granted the motion in favor of Guidry and Treasure Chest, thereby limiting Copeland's recovery. Discovery continues in the matter. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the nine months ended September 30, 2012, patrons from Hawaii comprised 65% of the room nights sold at the California, 47% at Fremont and 50% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.6 million per annum as of December 31, 2011. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned 37.1% of the Company's outstanding shares of common stock as of September 30, 2012. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 5.	Other Information

The following disclosure would otherwise be filed on Form 8-K under the heading "Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

On November 2, 2012, Ellie J. Bowdish, Vice President and Chief Accounting Officer (Principal Accounting Officer) of Boyd
Gaming Corporation (the “Company”), accepted a new position with the Company effective November 9, 2012 pursuant to which she will assume different duties and will no longer be serving in the role as the Company’s Chief Accounting Officer.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1	Indenture governing the Issuers' 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.	Incorporated by reference from the Company's Current Report on Form 8-K dated August 21, 2012.

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

BOYD GAMING CORPORATION

By:	/S/ JOSH HIRSBERG
Josh Hirsberg
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1	Indenture governing the Issuers' 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.	Incorporated by reference from the Company's Current Report on Form 8-K dated August 21, 2012.

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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