Form 10-K
period 2012-12-31
BOYD GAMING CORP
filed 2013-03-18
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

1

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $383.2 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2013
Common stock, $0.01 par value	86,871,977
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2012 are incorporated by reference into Part III of this Form 10-K.

2

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

3

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 37 years.
We are a diversified operator of 21 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana, Kansas, Iowa and New Jersey, which we aggregate in order to present the following five reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Peninsula Gaming
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Amelia Belle Casino	Amelia, Louisiana
Kansas Star Casino	Mulvane, Kansas

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey
Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.
Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida. The results of Dania Jai-Alai are included as part of the “Other” category in our segment information. As discussed in Note 24, Subsequent Events, on February 22, 2013, we and Dania Entertainment Center, LLC ("Dania

Entertainment") entered into an Asset Purchase Agreement (the "New Dania Agreement") for the sale of certain assets and liabilities of the Dania Jai-Alai Business, for a purchase price of $65.5 million. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.
Echelon Development
We owned 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) was to be located. On August 1, 2008, we announced the delay of Echelon. We originally expected to resume development in the project in three to five years. However, as discussed in Note 5, Assets Held for Development and Note 24, Subsequent Events, in December 2012, we reconsidered our options for the development of Echelon. After considering our current business strategy, the current and future direction of business on the Las Vegas Strip, anticipated return on investment, and our overall financial position, we concluded that developing a large-scale project on the Strip from the ground up was not consistent with our current strategy. As a result, we expect to dispose of the Echelon site and strengthen our financial position.

On March 1, 2013, we entered into a definitive agreement with Genting to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE. The transaction was completed on March 4, 2013, and we received $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

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

Positioning
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in November 2012, we completed our acquisition (the “Peninsula Acquisition”) of Peninsula Gaming, LLC ("Peninsula Gaming") and added five properties to our portfolio; the Kansas Star Casino, Hotel and Event Center (the “Kansas Star”) in Mulvane, Kansas, Diamond Jo Casino in Dubuque, Iowa, Diamond Jo Casino in Northwood, Iowa, Evangeline Downs Racetrack and Casino in Opelousas, Louisiana, and Amelia Belle Casino in Amelia, Louisiana. In October 2011, we purchased the IP Casino Resort Spa (the "IP") which is a premier casino resort on the Mississippi gulf coast and includes 1,100 guest rooms and suites, a 70,000 square-foot casino, a 1,400-seat theater offering regular headline entertainment, a spa and salon, 73,000 square feet of meeting and convention space, as well as eight restaurants. Additionally, in January 2009, we opened our 22-story hotel at Blue Chip Casino, Hotel and Spa in Michigan City, Indiana ("Blue Chip"), which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

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

Borgata Brand Awareness
The Borgata Hotel Casino and Spa ("Borgata") sponsors its own program to expand its brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to serve an important role: to retain existing customers, maintain trip frequency and acquire new customers. Borgata offers its guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access of account balances and other program information. In addition, Borgata strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City.

Other Promotional Activities
From time to time, we offer other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties, and mid-week and other promotional activities that seek to generate visits to our properties during slower periods. Complementaries are usually in the form of monetary discounts, and other rewards generally can only be redeemed at our restaurants, retail and spa facilities.

General Business Developments
Significant developments affecting our business for the five years ended December 31, 2012 are as follows:

•
On December 27, 2012, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the "First Credit Facility Amendment"), among the Company, certain financial institutions as lenders (the “Credit Facility Lenders”) and Bank of America, N.A., as administrative agent and letter of credit issuer, that (i) decreases the minimum Interest Coverage Ratio (as defined therein) for the fiscal quarters ending June 30, 2013 and September 30, 2013, (ii) increases the maximum Total Leverage Ratio (as defined therein) for fiscal quarters ending December 31, 2012 and thereafter, (iii) increases the maximum Secured Leverage Ratio (as defined therein) for fiscal quarters ending December 31, 2012 and thereafter, (iv) during the first four calendar quarters after the execution of any management agreement pursuant to which management fees are payable to the Company or a restricted subsidiary of the Company, adjusts the calculation of Consolidated EBITDA (as defined therein) to reflect the annualized pro forma management fees paid in cash or to be paid in cash pursuant to such agreement, (v) modifies the definition of Consolidated EBITDA to exclude any non-cash income or gain and any non-cash loss, costs, and expenses resulting from earn out obligations and other contingent consideration, (vi) adjusts the calculation of Borgata EBIT (as defined therein) such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Borgata EBIT will be computed by including the four fiscal quarters with the highest Borgata EBIT out of the most recently ended five fiscal quarters, and (vii) modifies the definition of Interest Coverage Ratio to exclude any non-cash interest expense resulting from earn out obligations and other contingent consideration.

•
On December 27, 2012, Marina District Finance Company, Inc. (the “MDFC”) entered into the Second Amendment to Credit Agreement (the “Second Borgata Credit Facility Amendment”), among MDFC, MDFC's parent company, Marina District Development Company ("MDDC"), certain financial institutions as lenders (each a "Borgata Lender", and collectively the "Borgata Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent, that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110.0 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60.0 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the Borgata bank credit facility does not exceed $50.0 million, and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125.0 million for the most recently ended period of four consecutive fiscal quarters prior thereto.

•
On December 12, 2012, Kansas Star opened its new and permanent casino floor and all five restaurants to the public, including the Woodfire Grille Steakhouse, The Kitchen Buffet, An Pho, Shark Bar and Panini Jo's. The full casino floor has 1,829 slot machines, 45 table games, 10 table poker room, and gift shop. Construction is in process to transform the former temporary casino into a multi-purpose arena.

•
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

•
On July 24, 2012, we announced that we had entered into a development agreement with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers, for a new project in Broward County, Florida. The agreement provides the Company the opportunity to take advantage of the potential to expand gaming in South Florida at the site of the BB&T Center.

•
On July 24, 2012, we announced a development agreement and management agreement with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

•
On October 4, 2011, we completed the acquisition of IP pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities related to the IP, on an as-is basis. The net purchase price was $280.6 million. Accordingly, the acquired assets and assumed liabilities of IP are included in our consolidated balance sheet as of December 31, 2011 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from October 4, 2011 through December 31, 2011, respectively, during the year ended December 31, 2011.

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
Properties
As of December 31, 2012, we own or operate 1,255,576 square feet of casino space, containing 31,577 slot machines, 758 table games and 11,416 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 72% of gross revenues for each of the years ended December 31, 2012, and 2011 and 73% of gross revenues for the years ended December 31, 2010 respectively. Food and beverage revenues, which generated approximately 14% of gross revenues for each of the years ended December 31, 2012, 2011 and 2010, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during all of these respective years.
The following table sets forth certain information regarding our properties (listed by the segment in which each such property is reported), as of and for the year ended December 31, 2012.

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Gold Coast Hotel and Casino	2004	85,500	1,880	49	711	85%	$46
The Orleans Hotel and Casino	2004	133,800	2,593	60	1,885	88%	$51
Sam's Town Hotel and Gambling Hall	1979	126,700	2,053	26	646	87%	$44
Suncoast Hotel and Casino	2004	95,000	2,016	34	426	83%	$64
Eldorado Casino	1993	24,200	406	4	N/A	N/A	N/A
Jokers Wild Casino	1993	28,100	433	8	N/A	N/A	N/A

Downtown Las Vegas
California Hotel and Casino	1975	36,000	1,047	28	781	87%	$34
Fremont Hotel and Casino	1985	30,200	1,047	24	447	85%	$37
Main Street Station Casino, Brewery and Hotel	1993	27,000	867	19	406	88%	$38

Midwest and South
Mississippi
Sam's Town Hotel and Gambling Hall	1994	66,000	1,277	30	842	62%	$47
IP Casino Resort Spa	2011	70,000	1,783	63	1,100	90%	$83
Illinois
Par-A-Dice Hotel Casino	1996	26,000	1,176	20	202	92%	$66
Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,954	42	486	76%	$72
Louisiana
Treasure Chest Casino	1997	24,000	982	36	N/A	N/A	N/A
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,639	—	203	92%	$56
Sam's Town Hotel and Casino	2004	30,000	1,048	29	514	85%	$84

Peninsula Gaming
Iowa
Diamond Jo Dubuque	2012	37,291	992	19	N/A	N/A	N/A
Diamond Jo Worth	2012	37,957	988	22	N/A	N/A	N/A
Louisiana
Evangeline Downs Racetrack and Casino	2012	41,235	1,424	—	N/A	N/A	N/A
Amelia Belle Casino	2012	24,452	838	17	N/A	N/A	N/A
Kansas
Kansas Star Casino	2012	71,854	1,829	45	N/A	N/A	N/A
Total of wholly-owned properties		1,095,289	28,272	575	8,649

Atlantic City, New Jersey
Borgata Hotel Casino & Spa	2003	160,287	3,305	183	2,767	85%	$133
Total all properties		1,255,576	31,577	758	11,416
N/A = Not Applicable

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Dania Jai-Alai

We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida. The results of Dania Jai-Alai are included as part of the “Other” category in our segment information. As discussed in Note 24, Subsequent Events, on February 22, 2013, we and Dania Entertainment entered into the Dania Agreement for the sale of certain assets and liabilities of the Dania Jai-Alai Business, for a purchase price of $65.5 million. The closing of the transactions contemplated by the Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.
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
Downtown Las Vegas Segment
We directly compete with 11 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (“California”) in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed California, Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2012, patrons from Hawaii comprised approximately 66% of the occupied room nights at California, 48% of the occupied room nights at Fremont, and 52% of the occupied room nights at Main Street Station.

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

IP Casino Resort Spa
IP overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of an AAA Four Diamond Award. The property features nearly 1,100 hotel rooms and suites; a 70,000-square-foot casino with 1,783 slot machines and 63 table games; 73,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant, and an upscale Asian restaurant.
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
Peninsula Gaming Segment
Our Peninsula Gaming properties consist of three casinos, one racino and one riverboat casino that operate in three states including Louisiana, Iowa and Kansas. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Peninsula Gaming properties generally compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

Diamond Jo Dubuque
Diamond Jo is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. The Diamond Jo is a two-story, approximately 188,000 square foot property that includes 992 slot machines and 19 table games. Additional amenities include a 30-lane bowling center, a 33,000 square foot event center, and two banquet rooms. The property also features five dining outlets, including the Kitchen Buffet, a 184-seat live action buffet, Woodfire Grille, the casino's 133-seat high-end restaurant, Mojo's, a 124-seat sports bar, a deli and a snack shop, as well as three full service bars.

Diamond Jo Worth
The Diamond Jo Worth is a land-based casino situated on a 36-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino currently has 988 slot machines, 22 table games and 7 poker tables in operation, as well as a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant, and Woodfire Grille, a 114-seat high-end restaurant. There is a 100-room hotel adjacent to the casino, which is owned and operated by a third party. Under an agreement with the third party operator, the Diamond Jo Worth has the option to purchase the hotel from the third party operator. Diamond Jo Worth also operates a convenience store and gas station as the site. In March 2011, an additional 60-room hotel opened, which is owned and operated by a third party and provides additional hotel room capacity for the casino guests.

Evangeline Downs
The Evangeline Downs is a land-based racino located in Louisiana. The racino currently includes a casino with 1,424 slot machines and approximately 23,000 square foot convention center. The racino features a 353-seat Cajun buffet, 60-seat Gumbo bar, a 90-seat Cafe and Blackberry, a 140-seat fine dining restaurant. In the clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. The racino includes a one-mile dirt track, a 7/8-mile turf track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, an apron and patio space for an additional 3,000 patrons. In addition, an affiliate of Evangeline Downs opened a 117-room hotel adjacent to the racino in November 2010 that includes 41 suites, two meeting rooms and an indoor pool.

Evangeline Downs currently operates four Off Track Betting ("OTB") locations in Louisiana in each of Port Allen, Henderson, Eunice and St. Martinville. Each of the OTB's offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTB's within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Amelia Belle Casino
The Amelia Belle Casino is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks and includes 838 slot machines, and 17 table games. The third deck of the riverboat includes a 119-seat buffet and banquet room.

Kansas Star Casino
The Kansas Star Casino serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Management Agreement that became effective on January 14, 2011 ("Kansas Management Contract"). We began construction of the Kansas Star in March 2011. In December 2011, we completed construction of our 162,000 square foot indoor event center, and on December 20, 2011, we began casino operations, utilizing this space in the interim, while the remaining casino facilities were being constructed. On December 12, 2012, we opened our permanent casino which includes additional gaming space, 1,829 slot machines, 45 table games, 10 poker tables and a number of amenities including a buffet, steakhouse, deli, noodle bar, a casino bar as well as a poker themed bar. In addition, a 150 room hotel adjacent to the Kansas Star opened to the public in October 2012. We are currently in the process of renovating the 162,000 square foot indoor event center which housed our interim casino operations during much of 2012. When completed, the event center will be able to host a number of events including concerts, trade shows and equestrian events.

Atlantic City, New Jersey
Borgata Hotel Casino & Spa
Borgata opened in Atlantic City, New Jersey in July 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with ten other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions. Borgata is an upscale destination resort that features a 160,287 square-foot casino with 3,305 slot machines and 183 table games. The property has a total of 2,767 guest rooms and suites comprised of 1,971 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Marina District Development Company, LLC ("MDDC") developed, owns and operates Borgata. Borgata features six fine-dining restaurants with acclaimed chefs including Bobby Flay, Michael Mina, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 17 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues.
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
Segments
For further information related to our segment information for revenues and operating income as of and for the three years in the period ended December 31, 2012, see Note 20, Segment Information to our consolidated financial statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

Development Project
Echelon
We owned 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project was to be located. On August 1, 2008, we announced the delay of Echelon. We originally expected to resume development in the project in three to five years. However, as discussed in Note 5, Assets Held for Development and Note 24, Subsequent Events, during the three months ended December 31, 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development.

On March 1, 2013, we entered into a definitive agreement with Genting to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE. The transaction was completed on March 4, 2013, and we received $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

Central Energy Facility
LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We had entered into an Energy Sales Agreement (the “ESA”) with LVE to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. LVE began construction of the facility in 2007.

On March 1, 2013, as part of the sale of the Echelon site, we entered into a definitive agreement with LVE to permit Genting to acquire LVE's power plant improvements on the Echelon site. The transaction was completed on March 4, 2013 and Genting paid LVE $187.0 million at the closing.

Other Events
Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities of Peninsula Gaming. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

Development agreement with Sunrise Sports, LLP
On July 24, 2012, we announced that we had entered into a development agreement with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers, for a new project in Broward County, Florida. The agreement provides the Company the opportunity to take advantage of the potential to expand gaming in South Florida at the site of the BB&T Center.

Development agreement with Wilton Rancheria
On July 24, 2012, we announced a development agreement and management agreement with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Agreement to sell Dania Jai-Alai
On April 29, 2011, the Aragon Group and Summersport Enterprises, LLC, two of our indirect wholly-owned subsidiaries (the “Dania Sellers”), and Dania Entertainment entered into an Asset Purchase Agreement (the “Original Dania Agreement”) for the sale of certain assets and liabilities of Dania Jai-Alai. Pursuant to the terms of the Original Dania Agreement, the Dania Sellers agreed to sell and transfer, and Dania Entertainment agreed to purchase and assume, certain assets and liabilities related to Dania Jai-Alai, for a purchase price of $80 million. On September 15, 2011, Dania Entertainment elected to extend the closing date of its pending acquisition of Dania Jai-Alai in Dania Beach, Fla. The sale was then expected to close on or before November 28, 2011. As permitted under the terms of the definitive sale agreement, Dania Entertainment had made an additional, non-refundable payment of $2 million to Boyd Gaming in exchange for the extension of the closing date. Boyd Gaming previously received a $5 million non-refundable deposit upon execution of the definitive agreement. The Original Dania Agreement provided that the closing of the transactions contemplated by the Original Dania Agreement was to occur on or prior to November 28, 2011; however, on November 28, 2011, we announced the termination of the Original Dania Agreement after receiving notice from Dania Entertainment that Dania Entertainment would be unable to close on such date. On February 22, 2013, we and Dania Entertainment entered into the New Dania Agreement for the sale of certain assets and liabilities for a purchase price of $65.5 million as part of a settlement agreement pursuant to which Dania Entertainment dismissed, with prejudice, its lawsuit filed in November 2011 against the Dania Sellers. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.

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

Acquisition of IP Casino Resort Spa ("IP")
On October 4, 2011, we completed the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price was approximately $280.6 million. In addition to the net purchase price, the Company intends to perform certain capital improvement projects with respect to the property at an estimated cost of $44 million. The financial position of IP is presented in our consolidated balance sheets as of December 31, 2011 and 2012; and its results of operations are included in our 2011 consolidated statements of operations and cash flows for the period from October 4, 2011 through December 31, 2011.

Consolidation of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, we have consolidated the financial position and results of operations of Borgata from March 24, 2010 through December 31, 2010. Prior period amounts were not restated or recasted as a result of this change. The financial position of Borgata is presented in our consolidated balance sheets as of December 31, 2012 and 2011; its results of operations for the full year are included in our consolidated statements of operations and cash flows for the years ended December 31, 2012 and 2011; its results of operations for the period from March 24, 2010 through December 31, 2010 are included in our consolidated statements of operations and cash flows for the year ended December 31, 2010.

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
Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. There is also current legislation pending in certain states, such as Nevada, California and Iowa, to legalize internet gaming in their states. Internet gaming could create additional competition for us and could adversely affect our operations.
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
Employees and Labor Relations
At December 31, 2012, we employed approximately 25,247 persons, of which 19,390 were employed by Boyd Gaming Corporation and 5,857 were employed by Borgata. On such date, Boyd had collective bargaining agreements with three unions covering 1,528 employees and Borgata had collective bargaining agreements with four unions covering 2,276 employees. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in two cases under the terms of the expired agreements.
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
Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding (all capitalized terms have the meaning ascribed to such terms throughout this Annual Report on Form 10-K):

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model, areas of focus and strategy for realizing improved results when normalized business volumes return;

•
competition, including expansion of gaming into additional markets, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax positions;

•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;

•	our belief as to the resiliency of certain of the local economies where certain of our properties are located;

•	our expenses;

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

•	our statements with respect to our B Connected loyalty program, including its ability to drive profitable business to our properties;

•	our belief that Borgata's future results will be negatively impacted the opening of a new property in Atlantic City;

•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market recovers and expands;

•	our expectations with respect to the valuation of Borgata's tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

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

•
our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Second Amended and Restated Credit Agreement (as amended, the “Credit Facility”);

•	our assumptions and expectations regarding our critical accounting estimates;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	our expectations for capital improvement projects with respect to IP and Peninsula;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Credit Facility, the MDFC $150 million payment priority secured revolving credit facility (the "Borgata bank credit facility") and the Peninsula Gaming $875.0 million senior secured credit facility (the “Peninsula

Credit Facility”) and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•
our belief that the risks to our business associated with the United States Coast Guard, ("USCG") inspection should not change by reason of inspection by American Bureau of Shipping Consulting, ("ABSC").

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

•
the benefits of the Peninsula Acquisition, the effect of the Peninsula Acquisition on Boyd Gaming's future financial results and profile, the impact for customers and employees, future capital expenditures, expenses, revenues, earnings, economic performance, financial condition, losses and future prospects;

•	the impact of the financing we entered into in connection with the Peninsula Acquisition;

•	the anticipated benefits of geographical diversity resulting from the Peninsula Acquisition;

•	the future results of Peninsula Gaming's gaming properties, including without limitation, Kansas Star;

•	our belief that recently issued accounting pronouncements discussed in this Annual Report on Form 10-K will not have a material impact on our financial statements;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Credit Facility covenants;

•	the anticipated closing of the sale of Dania Jai-Alai to Dania Entertainment pursuant to the New Dania Agreement;

•	the anticipated new development project with Sunrise Sports Entertainment, and the passage of enabling legislation;

•	the anticipated new development project with Wilton Rancheria, and the passage of enabling legislation;

•	expectations, plans, beliefs, hopes or intentions regarding the future, and:

•	assumptions underlying any of the foregoing statements.
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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Credit Facility or the Borgata's Credit Facility, as amended, and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•	The risk that we or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in our Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in its Borgata bank credit facility;

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

•
The effects of federal, state and local laws affecting our business such as the regulation of smoking, the regulation of directors, officers, key employees and partners and regulations affecting business in general.

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our Credit Facility and the Borgata bank credit facility, as amended.

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
Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2012 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

For example, the Kansas Star is located approximately 33 miles north of the Kansas/Oklahoma border and faces competition from established gaming facilities in Kansas and Oklahoma, including First Council Casino, Native Lights Casino, and Kaw Southwind Casino, which are located in Newkirk Oklahoma approximately 60 miles south of the Kansas Star, in addition to potential expansion of gaming facilities in Oklahoma. The Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon successful negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility. In July 2011, the Wyandotte Nation brought suit against the Secretary of the U.S. Department of Interior to compel the Secretary to take the Park City land into trust. This litigation is ongoing.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, on May 25, 2012, a new property was opened in Atlantic City which will compete with Borgata for gaming customers. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.
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
In addition, we compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam's Town Shreveport.
We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on-and off-track wagering, Internet gaming, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. During the fourth quarter of 2012, the Company changed the date of its annual goodwill intangible assets impairment test dates to October 1. Prior to the fourth quarter of 2012, the Company performed annual impairment tests on its goodwill on April 1 and October 1. The change in the impairment test dates for all reporting units to October 1 did not delay, accelerate or avoid an impairment charge, as the January 1 and April 1 tests were performed on their respective test dates during 2012, and did not result in any impairment. Management believes that the new impairment test date is preferable because it is more closely aligned with the Company's annual financial planning process. These financial plans are a key component utilized in the annual impairment testing process. The change in the impairment test dates constitutes a change in accounting principle under ASC 250, “Accounting for Changes and Error Corrections,” and had no impact on the Company's consolidated balance sheet, statement of operations or cash flows. The Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2012 without the use of hindsight.  As such, the Company has prospectively applied the change in annual goodwill impairment testing date from October 1, 2012.

The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the nine months ended September 30, 2012; however, in December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development. On March 4, 2013, we sold the Echelon site and related improvements on the site and received net proceeds of $157.0 million.

In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. During the three months ended March 31, 2011, we performed an interim impairment test on the trademark we recorded in connection with the valuation of Borgata due to our consideration of a change in facts and circumstances surrounding an adverse change in the business climate in the Atlantic City region. As a result, we recorded a $5.0 million impairment to the trademark. The impairment test was performed due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, Borgata's projected future results could be further negatively impacted by a new property that formally opened in Atlantic City, on May 25, 2012. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

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

On August 1, 2008, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area, nor did we predict the incremental amount of additional supply into the market.

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the years ended December 31, 2011 and 2010. The outcome of these evaluations resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceeded the current carrying value of the assets of approximately $1.1 billion at both December 31, 2011 and 2010. However, during the three months ended December 31, 2012, we reconsidered our commitment to complete the Echelon project and concluded we would not resume development. On March 4, 2013, we sold the Echelon site and related improvements on the site and received net proceeds of $157.0 million. Based on the exploration of the viability of alternatives for the project, in the three months ended December 31, 2012, we recorded a non-cash impairment charge of approximately $1.0 billion based on the difference between the book value of the assets and the estimated realizable value of the assets.

We also recorded a non-cash impairment charge of $17.5 million to the Sam's Town Shreveport gaming license in connection with the annual impairment test. During the year ended December 31, 2012, this property's operating results were less than expected due to weaker than anticipated discretionary consumer spending and increased competition.
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
In addition, during the year ended December 31, 2009, in conjunction with an amendment to the Original Dania Agreement to settle the contingent payment prior to the satisfaction of the legal conditions, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (by increasing goodwill). We tested the goodwill for recoverability, which resulted in a non-cash impairment charge of $28.4 million during the year ended December 31, 2009.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

Our partner in the Holding Company, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has divested its 50% interest and we do not have the ability to select the new partner.
We own a 50% controlling interest in the limited liability company that operates Borgata. MGM currently beneficially owns the other 50% interest. As a result of the New Jersey Department of Gaming Enforcement's (the "NJDGE") investigation of MGM's relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the NJDGE and the New Jersey Casino Control Commission (the "NJCCC") under which MGM placed its 50% ownership interest in Borgata (the "MGM Interest") into a divestiture trust (the "Divestiture Trust"), which was established for the purpose of selling the MGM Interest to a third party. On February 20, 2013, MGM announced that it had entered into an amendment with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the New Jersey Casino Control Commission for licensure in New Jersey with the deadline to sell the MGM Interest deferred pending the outcome of the licensure process.
We are the managing member of the limited liability company that operates Borgata, and have been, and will continue to be responsible for the day-to-day operations of Borgata, including the operations and improvement of the facility and business. Additionally, we hold a right of first refusal on any sale of the MGM Interest in Borgata. However, if MGM's efforts to be relicensed in New Jersey fail and they are forced to sell the MGM Interest, we believe we will need to expend managerial resources to effectuate the eventual sale of the MGM Interest from the Divestiture Trust to a new partner, regardless of whether we exercise our right of first refusal. Other than exercising our right of first refusal, we generally do not have the ability to affect the selection of the potential new partner at Borgata.
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
In addition, the Borgata bank credit facility, as amended, matures in August 2014. At the time of maturity, if Borgata is unable to refinance its bank credit facility on favorable terms, additional credit support and/or capital contributions in the form of equity may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or a new partner, if any, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flow needs of Borgata, and our investment would be at risk. Moreover, if any new partner does not have the financial resources to meet its share of the obligations, or subsequently declares bankruptcy, we could be required to fund more than our 50% share.

We face risks associated with growth and acquisitions.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in November 2012, we completed the Peninsula Acquisition, and in October 2011, we completed the acquisition of IP. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

Our expansion and development opportunities, including the development costs associated with the Kansas Star facility, may face significant risks inherent in construction projects.
We regularly evaluate expansion, development, investment and renovation opportunities. For example, we are undergoing further development of the Kansas Star facility, which entails significant risks.

This project and any other development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	changes to plans and specifications (including changes for the Kansas Star construction facility, some of which may require the approval of the Kansas Lottery Commission);

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•
changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming facilities, real estate development or construction projects, including by the Kansas Racing and Gaming Commission;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

The occurrence of any of these development and construction risks could increase the total costs of our construction projects, including the Kansas Star facility, or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects, such as the Kansas Star facility, which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.

We have entered into a fixed-price, or guaranteed maximum price, contract with a construction manager for the construction of the first phase of the Kansas Star facility, however there is no guarantee we will be able to do so with respect to construction of the final phase of the development. As a result, we may be required to rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor for construction of the final phase would put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required to complete the Kansas Star facility, we may not be able to complete the project, which may have an adverse impact on our business and prospects for growth.
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

The development costs of the Kansas Star facility are estimates only, and actual development costs may be higher than expected.
We have developed our budgets based on our plans, which are subject to change. We expect the total development cost of the Kansas Star facility to be approximately $329 million, including the privilege fee, construction costs, land acquisition costs, development costs relating to a hotel which is being developed by a third party, costs of furniture, fixtures and equipment, pre-opening expenses, initial cage cash, and other development costs. While we believe that the overall budget for the development costs for the Kansas Star facility is reasonable, these development costs are only estimates and the actual development costs may be significantly higher than expected. Unforeseen or unexpected difficulties or delays during construction may also adversely impact the Kansas Star facility's budget. Our inability to pay development costs as they are incurred will negatively affect our ability to complete the Kansas Star facility on time.

Our Lottery Gaming Facility Management Contract with the State of Kansas contractually obligates us to open certain phases of our project by certain specified dates. For example, with certain exceptions, our permanent gaming facility must be completed by January 14, 2013, and our entire construction project (as set forth in the Management Contract) must be completed no later than January 14, 2015. If we fail to meet these future completion dates, we would be in breach of the Management Contract. If we breach our Management Contract, the State of Kansas has certain remedies, up to and including cancellation of our contract, which if it occurred, would cause a material adverse impact with respect to our business, results of operations, cash flows and financial condition.
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
The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2011. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

Gambling
Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. For example, in 1996, the State of Louisiana adopted a statute in connection with which votes were held locally where gaming operations were conducted and which, had the continuation of gaming been rejected by the voters, might have resulted in the termination of operations at the end of their current license terms. During the 1996 local gaming referendums, Lafayette Parish voted to disallow gaming in the Parish, whereas St. Landry Parish, the site of our racino, voted in favor of gaming. All parishes where riverboat gaming operations are currently conducted voted to continue riverboat gaming, but there can be no guarantee that similar referenda might not produce unfavorable results in the future. Proposals to amend or supplement the Louisiana Riverboat Economic Development and Gaming Control Act and the Pari-Mutuel Act also are frequently introduced in the Louisiana State legislature. In the 2001 session, a representative from Orleans Parish introduced a proposal to repeal the authority of horse racetracks in Calasieu Parish (the site of Delta Downs) and St. Landry Parish (the site of our racino) to conduct slot machine gaming at such horse racetracks and to repeal the special taxing districts created for such purposes. If adopted, this proposal would have effectively prohibited us from operating the casino portion of our racino. In addition, the Louisiana legislature, from time to time, considers proposals to repeal the Pari-Mutuel Act.

The legislation permitting gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. The WCDA, pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA

Operating Agreement expires on March 31, 2015, and is subject to automatic three-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative “qualified sponsoring organization” as required by our gaming license, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.
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

Live racing regulations
Louisiana gaming regulations and our gaming license for the Evangeline Downs require that we, among other things, conduct a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
Regulations affecting businesses in general
In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Nevada recently enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects, reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental “green” standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.

We are subject to extensive taxation policies, which may harm our business.
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially and adversely affected. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.9 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, ABC has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. KSC is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which are estimated to be approximately $3.9 million on an annual basis.

Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and the Department has appealed the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeal at the State Supreme Court, we expect the offset issue will either be addressed by the Supreme Court or remanded back to District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, we will not record any gain until a final, non-appealable decision has been rendered. On July 6, 2012 the Department retracted its previous guidance requiring payment of sales tax, on complimentary and employee meals, for periods subsequent to February 15, 2012. The updated guidance defers the requirement to collect and remit sales tax, without interest or penalty, on complimentary and employee meals until the occurrence of a defined future event. Based on the Department's updated guidance, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties.
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
We received the 2010 tax assessment in January 2013 but have not received valuation notices or final tax rates for the years 2011 or 2012. The 2010 tax assessment increased the taxable property value approximately 46% over the 2009 settlement valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through December 31, 2012 could result in a total property tax obligation, net of previous payments, ranging between $5.0 million and $14.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $14.1 million for this property tax liability as of December 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2011 through December 31, 2012, which have not been received as of December 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.

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
We own real property and are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities, and could affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.
 We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products or hazardous substances or wastes, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation and removal or remediation of some kinds of hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. Additionally, as an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

In addition, as part of our business in Worth County, Iowa, we operate a gas station, which includes a number of underground storage tanks containing petroleum products. The presence of, or failure to remediate properly, the substances may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Additionally, the location of the Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings and cash flows. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at Evangeline Downs, Diamond Jo Worth and Amelia Belle Casino.

We do not anticipate any material adverse effect on our earnings, cash flows or competitive position relating to existing environmental matters, but it is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

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

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011; however, Sam's Town Hotel and Gambling Hall suffered minor damage, and have reached a settlement with our insurer. In addition, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway, due to imminent threat of severe flooding.

In addition, certain of our properties have been forced to close due to hurricanes. In August 2008, Treasure Chest was closed for eight days including Labor Day weekend due to Hurricane Gustav. In September 2008, Treasure Chest was closed for two days as a result of Hurricane Ike and in 2005 the property was closed for 44 days as a result of Hurricane Katrina. Delta Downs was closed for six days in August 2008 due to Hurricane Gustav and seven days in September 2008 due to Hurricane Ike. Hurricane Gustav forced the closure of Evangeline Downs for five days in 2008 and Amelia Belle was closed from August 2005 to May 2007 due to Hurricane Katrina. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days. In September 2011, Borgata was closed for three days due to Hurricane Irene. In October and November 2012, Borgata was closed for four days due to Hurricane Sandy.
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
To maintain our gaming license for our Evangeline Downs racino, we must conduct a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the racetrack, and poor weather conditions may make it difficult for us to comply with this requirement.
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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for loss profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
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
We also have “builder's risk” insurance coverage for our development and expansion projects. Builder's risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder's risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder's risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2012, patrons from Hawaii comprised 66% of the room nights sold at the California, 48% at Fremont and 52% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.6 million per annum at December 31, 2012. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip, Sam's Town Shreveport and Amelia Belle gaming operations on riverboats. Each of our riverboats must comply with United States Coast Guard (“USCG”) requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.
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
We had total consolidated long-term debt, including current maturities, of approximately $3.00 billion at December 31, 2012, excluding debt held by MDFC and Peninsula Gaming. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt, including providing guarantees or credit support;

•	incur liens securing indebtedness or other obligations;

•	make certain investments;

•	dispose of assets;

•	make certain acquisitions;

•	pay dividends or make distributions and make other restricted payments;

•	enter into sale and leaseback transactions;

•	engage in any new businesses; and

•	enter into transactions with our stockholders and our affiliates.

In addition to our debt instruments, our indirect wholly-owned subsidiaries, MDFC and Peninsula Gaming, each have a significant amount of indebtedness which contain restrictive covenants that impose significant operating and financial restrictions on each company, including limitations on dividends, distributions and certain other restricted payments, which could have a significant adverse effect on our business, results of operations and financial condition.

Boyd Gaming Credit Facility
At December 31, 2012, approximately $1.47 billion was outstanding under our Credit Facility (including $782.5 million of term loans and $684.1 million of revolving commitments), with $14.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $253.1 million

Interest on $450 million of term loans under our Credit Facility amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to such term loans are based upon, at the option of the Company, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. Interest on $332.5 million of term loans under our Credit Facility amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that such term loan is a Eurodollar Rate Loan, the term loan will bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per annual equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that such term loan bears interest at the base rate, the outstanding principal amount thereof at a rate per annum equal to the base rate for such Interest period plus 3.75%.The applicable margin on the outstanding balance on the revolver portion of our Credit Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). The applicable margin on the outstanding balance of the loans and commitments of the non-extending lenders continues to range from 0.625% to 1.625% (if using LIBOR), and from 0.00% to 0.375% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Credit Facility. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% and 4.2% at December 31, 2012 and 2011, respectively. The Company's obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.
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

Our Credit Facility requires us to maintain a minimum Interest Coverage Ratio, a Total Leverage Ratio and a Secured Leverage Ratio (each as defined in the Credit Facility) that adjust over the life of our Credit Facility. We believe that we were in compliance with the Credit Facility covenants, including the minimum Interest Coverage Ratio, the maximum permitted Total Leverage Ratio and the maximum permitted Secured Leverage Ratio.

However, in the event that we project that our future performance may result in our not being in compliance with these covenants, we could implement certain actions in an effort to minimize the possibility of a breach of the maximum permitted Total Leverage Ratio, the maximum permitted Secured Leverage Ratio and the minimum Interest Coverage Ratio covenants. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

Peninsula Gaming Credit Facility
In connection with the Peninsula Acquisition and Peninsula Gaming (as successor to Boyd Acquisition Sub, LLC, an indirect wholly owned subsidiary of Boyd (“Merger Sub”)) entered into a Credit Agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer. The Credit Agreement provides for the $875.0 million Peninsula Credit Facility, which consists of (a) a term loan facility of $825.0 million and (b) a revolving credit facility of $50.0 million. At December 31, 2012, approximately $854.4 million (including $825.0 million in term loans and $29.4 million of revolving commitments) was outstanding. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

The interest rate on the outstanding balance of the term loan is based upon, at Peninsula's option either: (i) the Eurodollar rate plus 4.50%, or (ii) the base rate plus 3.50%. The interest rate on the outstanding balance from time to time of the revolving loans is based upon, at the Peninsula's option either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.25%. In addition, Peninsula Gaming will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

Peninsula Gaming's obligations under the Peninsula Credit Facility, subject to certain exceptions, are guaranteed by Peninsula Gaming's subsidiaries and are secured by the capital stock and equity interests of Peninsula Gaming's subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors granted the collateral agent first priority liens and security interests on substantially all of the real and personal property (other than gaming licenses and subject to certain other exceptions) of Peninsula Gaming and its subsidiaries as additional security for the performance of the obligations under the Peninsula Credit Facility. The obligations under the revolver rank second in right of payment to the obligations under the term loan. The Peninsula Credit Facility contains customary affirmative and negative covenants (and are subject to customary exceptions). Peninsula Gaming is required to maintain (i) beginning with the fiscal quarter ended March 31, 2013, a maximum consolidated leverage ratio over each twelve month period ending on the last day of each fiscal quarter (discussed below), (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.00 to 1.00 as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year.

The minimum consolidated Interest Coverage Ratio is calculated as (a) twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.

The maximum permitted consolidated Leverage Ratio is calculated as Consolidated Fund Indebtedness less Excess Cash to twelve-month trailing Consolidated EBITDA.

Capital Expenditures should not be made by Peninsula Gaming or any of its Restricted Subsidiaries (excluding (i) capital expenditures which adds to or improves any existing property and (ii) capital expenditures made prior to the first anniversary of the Funding Date relating to integration and/or transition of business systems) in an aggregate amount in excess of $20.0 million in any fiscal year; provided that no default has occurred and is continuing or would result from such expenditure, any portion of such maximum amount, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year.

While we are not guarantors of the Peninsula Credit Facility, the Peninsula Credit Agreement contains other financial and other covenants that could affect Peninsula Gaming's ability to pay dividends to us, including, without limitation, various covenants that:

•	impose limitations on the incurrence of indebtedness;

•	impose limitations on transfers, sales and other dispositions; and

•	impose restrictions on investments, dividends and certain other payments.

Borgata Bank Credit Facility
Borgata has significant indebtedness, including the Borgata bank credit facility, which could affect its ability to pay dividends to us. While we received a one-time distribution from Borgata of approximately $135.4 million in August 2010 in connection with Borgata's financing, any future distribution from Borgata (other than distributions to satisfy tax liabilities relating to income of Borgata) will be subject to the limitations on dividends, distributions and certain other restricted payments under Borgata's bank credit facility and the indenture governing Borgata's senior secured notes.

At December 31, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $20.0 million, which bore an interest rate of 4.94%. Contractual availability under the Borgata bank credit facility, as amended, at December 31, 2012 was $40.0 million.

On December 27, 2012, MDFC entered into a Second Borgata Credit Facility Amendment that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110.0 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60.0 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the Borgata bank credit facility does not exceed $50.0 million, and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125.0 million for the most recently ended period of four consecutive fiscal quarters prior thereto.

As amended, the Borgata bank credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes. Neither we, nor our subsidiaries, are guarantors of the Borgata bank credit facility, as amended.

Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

In addition, Borgata's bank credit facility contains customary affirmative and negative covenants, including covenants that limit Borgata's ability to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	engage in unrelated business activities.

The increase in our consolidated leverage and debt service obligations as a result of the Peninsula Acquisition, may adversely affect our consolidated financial condition, results of operations and earnings per share.
As a result of the Peninsula Acquisition, we now have a greater amount of debt on a consolidated basis than we have maintained in the past. As of December 31, 2012, our indebtedness primarily consists of $1.6 billion in principal outstanding under our Credit Facility and $1.3 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd Gaming, $854.9 million in principal outstanding under Peninsula's Credit Facility and $350 million aggregate principal amount of Peninsula's senior note, and $20.0 million outstanding under the Borgata bank credit facility and Borgata's $791.5million aggregate outstanding principal amount of senior secured notes which are the obligations of Borgata. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
The terms of the Peninsula Gaming indebtedness limits the payment of dividends (other than tax distributions), distributions and management fees from Peninsula Gaming to Boyd Acquisition II, LLC ("HoldCo"). The promissory note that HoldCo entered into upon the closing of the Peninsula Acquisition (the “HoldCo Note”) , which we entered into upon the closing of the Peninsula Acquisition, imposes limitations on HoldCo and on Peninsula Gaming and Peninsula Gaming's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula Gaming or upon a change of control.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including our Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.
We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. At December 31, 2012, contractual availability under the Boyd Credit Facility, Peninsula Credit Facility and Borgata bank credit facility were $253.1 million, $12.7 million and $40.0 million, respectively. All of those borrowings would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

Borgata may be unable to refinance its indebtedness.
Borgata has outstanding indebtedness consisting of a $60.0 million bank credit facility that matures in August 2014 and $800 million in senior secured debt, $400 million of which matures in October 2015 and $400 million of which matures in August 2018.

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

Risks Related to the Peninsula Acquisition
We may face integration difficulties and may be unable to integrate Peninsula Gaming's business into Boyd Gaming's business successfully or realize the anticipated benefits of the Peninsula Acquisition.
The merger involved the combination of two companies that previously operated as independent companies. Peninsula Gaming is now an indirect wholly-owned subsidiary of Boyd Gaming. We will be required to devote significant management attention and resources to integrating the two companies business practices and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our two businesses in a manner that permits the us to achieve the full revenue and other benefits anticipated to result from the Peninsula Acquisition;

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

•	potential unknown liabilities and unforeseen increased expenses associated with the Peninsula Acquisition.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of each company's management; and

•	the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Peninsula Acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.
Our future results may differ materially from the unaudited pro forma financial statements that we have previously disclosed.
The pro forma financial statements that we have previously disclosed are presented for illustrative purposes only, are based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the Peninsula Acquisition for several reasons. Our actual financial condition and results of operations following the Peninsula Acquisition may not be consistent with, or evident from, these pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Peninsula Acquisition. Any potential decline in our financial condition or results of operations may cause significant variations to our stock price.
Our future results could suffer if we cannot effectively manage our expanded operations following the Peninsula Acquisition.
Following the Peninsula Acquisition, the size of the combined businesses is significantly larger than the previous size of either Boyd Gaming's or Peninsula Gaming's business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Peninsula Acquisition.
We expect to further incur substantial expenses related to the Peninsula Acquisition and the integration of our businesses.
We have already incurred and expect to incur further substantial expenses in connection with the Peninsula Acquisition and the integration of our businesses. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

The increase in our consolidated leverage and debt service obligations as a result of the Peninsula Acquisition may adversely affect our consolidated financial condition, results of operations and earnings per share
As a result of the Peninsula Acquisition, we have a greater amount of debt on a consolidated basis than we had maintained in the past. As of December 31, 2012, our indebtedness primarily consists of $1.6 billion in principal outstanding under our Credit Facility and $1.3 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd Gaming, $854.9 million in principal outstanding under the Peninsula Credit Facility and $350 million aggregate principal amount of Peninsula's senior note, and $20.0 million outstanding under the Borgata bank credit facility and Borgata's $791.5million aggregate outstanding principal amount of senior secured notes which are the obligations of Borgata. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
The terms of the Peninsula Gaming indebtedness limit payment of dividends (other than tax distributions), distributions and management fees from Peninsula Gaming to HoldCo. The HoldCo Note imposes limitations on HoldCo and on Peninsula Gaming and Peninsula Gaming's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula Gaming or upon a change of control.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company's outstanding shares of common stock as of December 31, 2012. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.	Properties.
Information relating to the location and general characteristics of our properties appears in tabular format under Part I, Item 1, Business - Properties, and is incorporated herein by reference.
As of December 31, 2012, some of our hotel casinos and development projects are located on leased property, including:

•	The Orleans, located on 77 acres of leased land.

•	Suncoast, located on 49 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP Casino Resort Spa, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Borgata, located on 26 acres of owned land and 19.6 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and leases approximately 2.0 acres of parking surfaces.

•	Diamond Jo Worth, located on 36 acres of owned land and 10 acres of leased land. Diamond Jo Worth also leases 30 acres of additional hunting land at its Pheasant Links facility in Emmons, Minnesota.

•	Evangeline Downs, located on 649 acres of owned land and leases the facilities that comprise the Henderson, Eunice and St. Martinville OTB's.

•	Kansas Star, located on 202 acres of land.

ITEM 3.    Legal Proceedings

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for loss profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and the Department has appealed the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeal at the State Supreme Court, we expect the offset issue will either be addressed by the Supreme Court or remanded back to District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, we will not record any gain until a final, non-appealable decision has been rendered. On July 6, 2012 the Department retracted its previous guidance requiring payment of sales tax, on complimentary and employee meals, for periods subsequent to February 15, 2012. The updated guidance defers the requirement to collect and remit sales tax, without interest or penalty, on complimentary and employee meals until the occurrence of a defined future event. Based on the Department's updated guidance, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties.
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
We received the 2010 tax assessment in January 2013 but have not received valuation notices or final tax rates for the years 2011 or 2012. The 2010 tax assessment increased the taxable property value approximately 46% over the 2009 settlement valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through December 31, 2012 could result in a total property tax obligation, net of previous payments, ranging between $5.0 million and $14.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $14.1 million for this property tax liability as of December 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2011 through December 31, 2012, which have not been received as of December 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.

Legal Matters
We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.    Mine Safety Disclosures
Not applicable

ITEM 4A.    Executive Officers of the Registrant
The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of March 13, 2013:

Name	Age	Position
Paul J. Chakmak	48	Executive Vice President and Chief Operating Officer
Brian A. Larson	57	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	51	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Anthony D. McDuffie	52	Vice President and Chief Accounting Officer (Principal Accounting Officer)
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
Anthony D. McDuffie has served as our Vice President and Chief Accounting Officer since March 2013. Prior to being appointed Vice President and Chief Accounting Officer, Mr. McDuffie, served as the Company's Director, Accounting Policy & Reporting, since October 2012. Mr. McDuffie previously served as Vice President, Finance and Controller of Pinnacle Airlines Corp. from October 2011 until September 2012. Prior to joining Pinnacle Airlines, Mr. McDuffie served as a financial accounting consultant to businesses in the manufacturing, health care and emergency air ambulance industries from May 2009 until October 2011.  Mr. McDuffie served as Controller and Chief Accounting Officer of Caesars Entertainment Corporation from November 2001 to May 2009.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$9.61	$6.91
Second Quarter	8.25	6.79
Third Quarter	7.32	5.30
Fourth Quarter	6.99	4.76
Year Ended December 31, 2011
First Quarter	12.42	9.00
Second Quarter	10.26	7.73
Third Quarter	9.64	4.90
Fourth Quarter	7.63	4.48
On February 28, 2013, the closing sales price of our common stock on the NYSE was $6.57 per share. On that date, we had approximately 844 holders of record of our common stock and our directors and executive officers owned approximately 36% of the outstanding shares. There are no other classes of common equity outstanding.
Dividends
Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of a quarterly dividend for future periods, and we therefore have not paid any dividends since that date, or within the span of the past three-year period. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our Credit Facility and our outstanding notes.
Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. Through December 31, 2012, we have repurchased 1.7 million shares of our common stock under the share repurchase program and are authorized to repurchase up to an additional $92.1 million in shares.
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
We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our Credit Facility and our outstanding notes.
No purchases under our stock repurchase program were made during the fiscal year ended December 31, 2012. In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.
Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index (“S&P 400”) and certain companies in our peer group, which is comprised of Ameristar Casinos, Inc., Isle of Capri Casinos, Inc. and Pinnacle Entertainment, Inc. The performance graph assumes that $100 was invested on December 31, 2007 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P Midcap 400 Index, and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Boyd Gaming Corporation
S&P Midcap 400
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2008	14.08	63.77	31.00
December 2009	24.91	87.61	48.94
December 2010	31.55	110.94	61.84
December 2011	22.20	109.02	53.03
December 2012	19.76	128.51	80.12
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Selected Financial Data
We have derived the selected consolidated financial data presented below as of December 31, 2012 and 2011 and for the three years in the period ended December 31, 2012 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2010, 2009 and 2008 and as of and for the years ended December 31, 2009 and 2008 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Statement of Operations Data:
Revenues
Gaming	$2,110,233	$1,986,644	$1,812,487	$1,372,091	$1,477,476
Food and beverage	417,506	388,148	347,588	229,374	251,854
Room	264,903	246,209	211,046	122,305	140,651
Other	145,460	135,176	123,603	100,396	117,574
Gross Revenue	$2,938,102	$2,756,177	$2,494,724	$1,824,166	$1,987,555

Operating income (loss)	$(854,875)	$233,104	$189,359	$156,193	$(153,429)

Income (loss) from continuing operations before income taxes	$(1,143,847)	$(6,278)	$20,486	$5,317	$(249,536)

Income taxes	$220,772	$(1,721)	$(8,236)	$(1,076)	$26,531

Noncontrolling interests	$14,210	$4,145	$(1,940)	$—	$—

Net income (loss) attributable to Boyd Gaming Corporation	$(908,865)	$(3,854)	$10,310	$4,241	$(223,005)

Basic net income (loss) per share from continuing operations	$(10.37)	$(0.04)	$0.12	$0.05	$(2.54)

Diluted net income (loss) per share from continuing operations	$(10.37)	$(0.04)	$0.12	$0.05	$(2.54)

Balance Sheet Data:
Cash and cash equivalents	$192,828	$178,756	$145,623	$93,202	$98,152
Total assets	6,332,193	5,883,054	5,656,861	4,459,957	4,605,427
Long-term debt, net of current maturities	4,827,853	3,347,226	3,193,065	2,576,911	2,647,058
Total stockholders' equity	467,127	1,374,079	1,361,369	1,156,369	1,143,522
The following summarizes the significant transactions recorded during each of the years referenced:
Year Ended December 31, 2012
$1.05 billion of non-cash impairment charges, primarily consisting of $993.9 million related to the Echelon development, $17.5 million for the write-down of the Sam's Town Shreveport gaming license, and $39.4 million related to various parcels of undeveloped land. In December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development.
$145.4 million of incremental net revenue and $18.9 million of incremental operating income related to the acquisition of IP from January 1, 2012 through September 30, 2012, compared to the same period in the prior year, as the acquisition of IP occurred on October 4, 2011;
$56.9 million of incremental net revenue and $4.7 million of incremental operating income related to the acquisition of Peninsula Gaming on November 20, 2012, and the inclusion of its results in our consolidated financial statements from such date through December 31, 2012;
$18.7 million of acquisition costs were recorded, primarily related to the acquisition of Peninsula Gaming on November 20, 2012;
$7.7 million gain on insurance proceeds related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007 and from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene; and
$7.1 million gain on insurance settlement, net of flood expenses, recorded for gains on business interruption proceeds due to flooding of the Mississippi River and temporary closure of our Tunica property in May 2011.
Year Ended December 31, 2011
$44.6 million of incremental net revenue and $3.2 million of incremental operating income related to the acquisition of IP on October 4, 2011 and the inclusion of their results in our consolidated financial statements from such date through December 31, 2011;
$7.0 million of income related to the forfeited deposits from the buyers on the proposed sale of Dania Jai-Alai, which sale was never completed;
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
$4.7 million of write-downs and other charges, of which $4.0 million related to acquisition expenses; and
$2.5 million gain on equity distribution in connection with a $30.8 million priority distribution received from Borgata, which is equal to the excess prior capital contributions made by us.
Year ended December 31, 2009
$41.8 million of write-downs and other charges, net;
$17.8 million of preopening expenses;
$15.3 million gain on the early retirement of debt;
$14.3 million gain related to our share of property damage insurance recoveries at Borgata;
$8.9 million of retroactive interest expense related to our contingent payment for Dania Jai-Alai; and
$1.8 million of accelerated interest expense related to our Credit Facility.
Year ended December 31, 2008
$385.5 million of write-downs and other charges, net;
$28.6 million gain on the early retirements of debt;
$20.3 million of preopening expenses; and

$3.7 million one-time permanent unfavorable tax adjustment related to non-recurring state income tax valuation allowances.
The following is a listing of significant events affecting our business during the five-year period ended December 31, 2012:

•
On December 27, 2012, we entered into the First Credit Facility Amendment, among the Company, the Credit Facility Lenders and Bank of America, N.A., as administrative agent and letter of credit issue, that (i) decreases the minimum Interest Coverage Ratio (as defined therein) for the fiscal quarters ending June 30, 2013 and September 30, 2013, (ii) increases the maximum Total Leverage Ratio (as defined therein) for fiscal quarters ending December 31, 2012 and thereafter, (iii) increases the maximum Secured Leverage Ratio (as defined therein) for fiscal quarters ending December 31, 2012 and thereafter, (iv) during the first four calendar quarters after the execution of any management agreement pursuant to which management fees are payable to the Company or a restricted subsidiary of the Company, adjusts the calculation of Consolidated EBITDA (as defined therein) to reflect the annualized pro forma management fees paid in cash or to be paid in cash pursuant to such agreement, (v) modifies the definition of Consolidated EBITDA to exclude any non-cash income or gain and any non-cash loss, costs, and expenses resulting from earn out obligations and other contingent consideration, (vi) adjusts the calculation of Borgata EBIT (as defined therein) such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Borgata EBIT will be computed by including the four fiscal quarters with the highest Borgata EBIT out of the most recently ended five fiscal quarters, and (vii) modifies the definition of Interest Coverage Ratio to exclude any non-cash interest expense resulting from earn out obligations and other contingent consideration.

•
On December 27, 2012, MDFC entered into the Second Borgata Credit Facility Amendment, among MDFC, MDDC, the Borgata Lenders and Wells Fargo, as administrative agent, that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110.0 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60.0 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the Borgata bank credit facility does not exceed $50.0 million, and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125.0 million for the most recently ended period of four consecutive fiscal quarters prior thereto.

•
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

•
On July 24, 2012, we announced that we had entered into a development agreement with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers, for a new project in Broward County, Florida. The agreement provides the Company the opportunity to take advantage of the potential to expand gaming in South Florida at the site of the BB&T Center.

•
On July 24, 2012, we announced a development agreement with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

•
On October 4, 2011, we completed the acquisition of IP pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities related to the IP, on an as-is basis. The net purchase price was $280.6 million. Accordingly, the acquired assets and assumed liabilities of IP are included in our consolidated balance sheet as of December 31, 2011 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from October 4, 2011 through December 31, 2011, reported in our consolidated statements of operations and cash flows, respectively, during the year ended December 31, 2011.

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 37 years.

Our Properties
We are a diversified operator of 21 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana, Kansas, Iowa and New Jersey, which we aggregate in order to present the following five reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Peninsula Gaming
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Amelia Belle Casino	Amelia, Louisiana
Kansas Star Casino	Mulvane, Kansas

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

Hawaiian Operations
In addition to these properties, we own and operate a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida. The results of Dania Jai-Alai are included as part of the “Other” category in our segment information. As discussed in Note 24, Subsequent Events, on February 22, 2013, we and Dania Entertainment entered into the New Dania Agreement for the sale of certain assets and liabilities of the Dania Jai-Alai Business, for a purchase price of $65.5 million. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.
Echelon Development
We owned 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project was to be located. On August 1, 2008, we announced the delay of Echelon. We originally expected to resume development in the project in three to five years. However, as discussed in Note 5, Assets Held for Development, and Note 24, Subsequent Events, during the three months ended December 31, 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development.

On March 1, 2013, we entered into a definitive agreement with Genting to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE. The transaction was completed on March 4, 2013, and we received $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

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

Our Key Performance Indicators
We use several key performance indicators to evaluate the operations of our wholly owned properties and Borgata. These key performance indicators include the following indicators in the following categories:

•	Gaming revenue indicators:

◦
Slot handle and table game drop are indicators of volume and/or market share. Slot handle means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games.

◦
Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses. Slot win and table game hold means the difference between customer wagers and customer winnings on slot machines and table games, respectively.

•
Food and beverage revenue indicators: average guest check is an indicator of volume and product offerings and is defined as the average amount spent per customer visit; number of guests served is an indicator of volume; and the cost per guest served is an indicator of operating margin.

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
Overall Outlook
We believe that our key operating results for the year ended December 31, 2012 demonstrate some recovering trends in our business with certain regions showing more favorable results than others. Although the severe economic recession over the course of the past several years has had a profound effect on consumer confidence and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, we realized some recoverability in our business, as we saw several consecutive quarters of encouraging trends and anticipated that this recovery would continue. However, starting in May 2012, we began to experience weakness in economic trends locally, nationally and globally, due to a variety of factors. We believe the economic recovery slowed and consumer confidence retracted during the second quarter of 2012 and as a result, our results for the second quarter did not meet our expectations, which also impacted our results for the year ended December 31, 2012. During the fourth quarter, we were encouraged to see sequential growth in our Las Vegas Locals business. We recognized $993.9 million in non-cash impairment charges related to our Echelon project. The disposal of Echelon represents our priority to strengthen our balance sheet and improve our long-term financial position.

Economic Influence
Due to a number of factors affecting consumers, including the increasing Federal deficit and uncertainties surrounding the ability to achieve reconciliation to avoid the fiscal cliff, volatility in the stock market, the European debt crisis and high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the gaming industry remains unpredictable. We believe the severity and length of recovery from this economic recession has had a profound effect on consumer behavior and has led to a shift in spending from discretionary items. Because of these uncertain conditions, we have increasingly focused on managing our operating margins and increasing our brand awareness. Our present objective is to manage our cost and expense structure to address current business volumes, generate strong and stable cash flows and position the Company to benefit from improved flow through of revenue growth.

Positioning
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in November 2012, we completed the Peninsula Acquisition and added five properties to our portfolio; the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas, Diamond Jo Casino in Dubuque, Iowa, Diamond Jo Casino in Northwood, Iowa, Evangeline Downs Racetrack and Casino in Opelousas, Louisiana, and Amelia Belle Casino in Amelia, Louisiana.

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

Other Promotional Activities
From time to time, we offer other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties, as well as mid-week and other promotional activities that seek to generate visits to our properties during slower periods. Comp dollars, generally in the form of monetary discounts, and other rewards generally can only be redeemed at our restaurants, retail and spa facilities.
Development Activities
Echelon
On August 1, 2008, we announced the delay of Echelon. We originally expected to resume development in the project of three to five years. As discussed in Note 5, Assets Held for Development, and Note 24, Subsequent Events, in December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development.

On March 1, 2013, we entered into a definitive agreement with Genting to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE. The transaction was completed on March 4, 2013, and we received $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

Central Energy Facility
LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We had entered into an ESA with LVE to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

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

On March 1, 2013, as part of the sale of the Echelon site, we entered into a definitive agreement with LVE to permit Genting to acquire LVE's power plant improvements on the Echelon site. The transaction was completed on March 4, 2013 and Genting paid LVE $187.0 million at the closing.
We regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Other Events
Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, during the year ended December 31, 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

New Development Agreements
On July 24, 2012, we announced that we had entered into a development agreement with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers, for a new project in Broward County, Florida. The agreement provides the Company the opportunity to take advantage of the potential to expand gaming in South Florida at the site of the BB&T Center.

On July 24, 2012, we announced a development agreement and management agreement with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Borgata Closure Due to Post-Tropical Storm
The Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey ("NJDGE") due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, however, the surrounding area experienced severe flooding and significant property damage.

RESULTS OF OPERATIONS
Summary
Years Ended December 31, 2012, 2011 and 2010
We believe that our key operating results for the year ended December 31, 2012 demonstrate some recovering trends in our business with certain regions showing more favorable operating results than others. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, results during the year ended December 31, 2012 indicate that we continue to face a challenging economic environment despite having realized some stabilizing trends in our business. Generally, the job market is strengthening, as the national unemployment rate has continued to decline throughout 2012; however, these favorable factors were offset by fluctuating consumer confidence and uncertainties regarding government fiscal policies. Starting in May 2012, we began to experience weakness in economic trends locally and nationally, that were further amplified by the global macro-economic issues, due to a variety of factors. As the job market recovers and expands, we believe that consumer confidence will strengthen further.

Specifically, in our Las Vegas Locals region, visitor counts, room rates and convention sales began to stabilize and slightly increase over the prior year. Our Downtown Las Vegas segment is benefiting from successful marketing efforts to our Hawaiian customers, and the strength of the local Hawaiian economy. The economy in the Midwest and South region has been more resilient than the national and Las Vegas economies. Although we continue to be the market leader in Atlantic City, the entire market continues to experience a difficult period, due to increased local and regional competition, as well as the recovery that is ongoing due to the post-tropical storm that closed the Borgata from October 28, 2012 to November 2, 2012.

As discussed in Note 3, Consolidation of Certain Interests, we concluded that a change in control of the Borgata had occurred and we began consolidating the Borgata into our financial statements effective March 24, 2010. We had previously accounted for and reported the Borgata as an equity method investment. Given the significance of the impact of this change in accounting method on our financial statements and to enhance the understanding of our financial results, in addition to a comparison of our actual results, we are also providing a supplemental comparison of certain line items in our results of operations for the year ended December 31, 2010 on a pro forma basis, giving effect to the consolidation of Borgata as if it had occurred on January 1, 2010, rather than March 24, 2010. The pro forma presentations are provided for the purposes of comparability, and all such results and discussions reflecting these pro forma adjustments are identified as such.

Overview of Key Operating Results
Years Ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2012	2011	2010	2010
			Actual	Pro Forma
	(In thousands)
Net revenues	$2,487,426	$2,336,238	$2,140,899	$2,299,188
Operating income (loss)	(854,875)	233,104	189,359	197,504
Net income (loss) attributable to Boyd Gaming Corporation	(908,865)	(3,854)	10,310	10,310

Years Ended December 31, 2012 and 2011
Net Revenues
Net revenues were $2.5 billion for the year ended December 31, 2012 as compared to $2.3 billion for the comparable period in the prior year, an increase of approximately $151 million or 6.5%. The Peninsula Acquisition, which occurred on November 20, 2012, renumerated $56.9 million in net revenues during the year ended December 31, 2012. Additionally, the IP, acquired on October 4, 2011, contributed $187.9 million in net revenues during the year ended December 31, 2012, as compared to $44.6 million in net revenues during the period from October 4, 2011 through December 31, 2011. Our year to date results were impacted by weaker than expected mid-year results, and our increase in net revenues were partially offset by increased promotional activities. Promotional allowances increased by $30.7 million primarily due to $2.2 million related to the acquisition of Peninsula Gaming on November 20, 2012, and a full year of IP promotional allowances of $47.1 million, compared to $11.6 million in the prior year for the period from October 4, 2011 to December 31, 2011. The incremental increase in promotional allowances from Peninsula Gaming and IP was offset by a $6.9 million decrease in promotional activities at Borgata. As discussed below, we saw stabilizing and improving trends throughout the year ended December 31, 2012, which were offset by a decline in certain local markets, the most significant decrease of which was in Atlantic City.

Operating Income (Loss)
Operating loss was $854.9 million for the year ended December 31, 2012 as compared to operating income of $233.1 million for the year ended December 31, 2011. The primary decrease was due to $1.1 billion of non-cash impairment charges, of which $993.9 million related to the Echelon project and $17.5 million related to the write-down of the Sam's Town Shreveport gaming license in connection with our annual impairment test. Additionally, the decrease in operating income was due to an increase in gaming, food and beverage, and selling, general and administrative expenses that were not offset by a proportionate increase in net revenues. Although Peninsula Gaming contributed $56.9 million in incremental net revenues, this increase was offset by a $44.1 million decrease in net revenues at Borgata, which was closed from October 28, 2012 to November 2, 2012, due to a post-tropical storm. Operating income was also negatively impacted by other operating items, net, which included charges of $18.7 million of acquisition costs related primarily to the acquisition of Peninsula Gaming and the evaluation of other acquisition opportunities during the year ended December 31, 2012.

Net Loss Attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming Corporation was $908.9 million for the year ended December 31, 2012, compared to a net loss of $3.9 million for the corresponding period of the prior year, due primarily to the flow through impact of the impairment and other operating items, net, discussed above and significantly higher interest costs associated with the acquisition financing of Peninsula Gaming including the 8.375% Senior Note due 2018 and the Peninsula Gaming Credit Facility. During the year ended December 31, 2012, interest expense, net, increased $39.3 million or 15.7%, respectively, compared to the prior year.

Years Ended December 31, 2011 and 2010
Net Revenues
Net revenues were $2.34 billion for the year ended December 31, 2011 as compared to $2.14 billion in net revenues for the comparable period in the prior year, an increase of approximately $195.3 million or 9.1%, due primarily to the consolidation of the Borgata On a pro forma basis to reflect the consolidation of the Borgata as if had occurred on January 1, 2010, net revenues increased approximately $37.1 million or 1.6%. The increase in net revenues during the year ended December 31, 2011 compared to the pro forma during the comparable period in the prior year was due to the acquisition of IP. The IP acquisition which occurred on October 4, 2011, remunerated $44.6 million in net revenues during the period from October 4, 2011 through December 31, 2011. While certain properties and regions showed growth in the latter half of the year ended December 31, 2011, our business continued to stabilize throughout the year but revenue growth was partially offset by increased promotional activities. Promotional allowances increased by $22.0 million primarily due to the acquisition of IP, which represented $11.6 million of this increase, as well as Borgata's promotional allowances which increased by $12.9 million in response to increased competition. The increase in IP and Borgata promotional allowances was offset by our cost containment measures at other properties. As discussed below, we saw stabilizing and improving trends throughout the year ended December 31, 2011, which were offset by a decline in our other segments, the most significant decrease of which was in Atlantic City.

Operating Income
Operating income was $233.1 million for the year ended December 31, 2011 as compared to $189.4 million for the year ended December 31, 2010, representing an increase of $43.7 million or 23.1%, reflecting the impact of the consolidation of the Borgata in late first quarter 2010. On a pro forma basis, operating income was $233.1 million for the year ended December 31, 2011 as compared to $197.5 million for the year ended December 31, 2010, representing an increase of $35.6 million or 18.0%. The increase in operating income was due to improved operating efficiencies, which given our focus on cost containment over the past several years, largely improved our profit margins, which increased overall by 160 basis points. The increase was also somewhat attributable to the operating performance of IP since its acquisition, which contributed approximately $3.2 million in operating income during the year ended December 31, 2011. The increase was offset by an incremental $9.3 million in other operating items, net, which represented charges of $14.1 million, and included $6.7 million of asset impairment charges, $6.4 million of acquisition costs related primarily to the acquisition of IP and the evaluation of other acquisition opportunities and $1.4 million related to the insurance deductible and other non-reimbursable costs related to the flooding at Sam's Town Tunica during the year ended December 31, 2011.

Net Loss Attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming Corporation was $3.9 million for the year ended December 31, 2011, compared to net income of $10.3 million for the corresponding period of the prior year. The net loss was due primarily to significantly higher interest costs. On a comparative basis, non-recurring other income and gains recorded during these periods were relatively consistent.

Operating Revenues
Years Ended December 31, 2012, 2011 and 2010
The following analysis discusses our operating revenues on a consolidated basis, which are further supplemented by our operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which generated approximately 72%, 72% and 73% of gross revenues for the years ended December 31, 2012, 2011 and 2010 respectively. Food and beverage gross revenues, which generated approximately 14% of gross revenues for each of the years ended December 31, 2012, 2011 and 2010, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during all of these respective years.

	Year Ended December 31,
	2012	2011	2010	2010
			Actual	Pro Forma
	(In thousands)
REVENUES
Gaming	$2,110,233	$1,986,644	$1,812,487	$1,950,318
Food and beverage	417,506	388,148	347,588	378,806
Room	264,903	246,209	211,046	235,200
Other	145,460	135,176	123,603	132,782
Gross revenues	2,938,102	2,756,177	2,494,724	2,697,106
Less promotional allowances	450,676	419,939	353,825	397,918
Net revenues	$2,487,426	$2,336,238	$2,140,899	$2,299,188

COSTS AND EXPENSES
Gaming	$1,011,064	$924,451	$859,818	$919,679
Food and beverage	219,921	200,165	180,840	194,340
Room	55,531	56,111	49,323	51,508
Other	111,075	108,907	99,458	106,585
	$1,397,591	$1,289,634	$1,189,439	$1,272,112
MARGINS
Gaming	52.09%	53.47%	52.56%	52.84%
Food and beverage	47.33%	48.43%	47.97%	48.70%
Room	79.04%	77.21%	76.63%	78.10%
Other	23.64%	19.43%	19.53%	19.73%

Years Ended December 31, 2012 and 2011
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Gaming revenues increased by $123.6 million, or 6.2%, during the year ended December 31, 2012 as compared to the prior year period primarily due to an $118.6 million increase in gaming revenues at IP compared to the period from consummation on October 4, 2011 through December 31, 2011. Excluding IP and Peninsula Gaming, overall slot handle decreased 1.7%, while slot hold remained relatively unchanged compared to the same period in the prior year. Although gaming margins decreased slightly from 53.5% to 52.2%, we continue to focus on our cost containment measures.

Food and Beverage
Food and beverage revenues increased by $29.4 million, or 7.6% during the year ended December 31, 2012 as compared to the corresponding amount from the prior year period primarily due to an $28.0 million increase in food and beverage revenues at IP compared to the period from consummation on October 4, 2011 through December 31, 2011. Excluding Peninsula Gaming, the number of food covers increased 5.9%, and the average guest check increased 2.1%. The $23.6 million increase in food and beverage expense is due to the 5.9% increase in food covers and a 3.6% increase in the cost per cover.

Room
Room revenues increased by $18.7 million, or 7.6%, of which IP contributed $23.1 million in incremental revenues during the year ended December 31, 2012 compared to the period from consummation on October 4, 2011 through December 31, 2011 in the prior year. The ADR increased 1.5%, which was slightly offset by a 1.7% decrease in hotel occupancy largely driven by a decrease in leisure travel. Room margins improved from 77.2% to 79.0% due to our cost containment measures, as the increase in our cost per room of less than 1.0% was more than offset by the 1.5% increase in the ADR.

Other
Other revenues increased by $10.3 million, or 7.6%, of which IP contributed $9.0 million in incremental revenues during the year ended December 31, 2012 compared to the period from consummation on October 4, 2011 through December 31, 2011 in the prior year. Additionally, the Peninsula Acquisition that closed on November 20, 2012, resulted in $1.7 million of incremental other revenues for the year ending December 31, 2012. The results reflect the differing amenities offered at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Related other expenses remained relatively flat as compared to the prior year due to our cost containment measures, resulting in an increase in overall margins.

Years Ended December 31, 2011 and 2010
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Gaming revenues increased by $174.2 million, or 9.6%, during the year ended December 31, 2011 as compared to the corresponding prior year period due primarily to the consolidation of the Borgata. On a pro forma basis, gaming revenues increased by $36.3 million, or 1.9%, during the year ended December 31, 2011 as compared to the prior year. IP accounted for a $38.5 million increase in gaming revenues, rendering an essentially flat performance year over year across various properties. Gaming related costs increased due to the consolidation of Borgata and the addition in 2011 of the IP. On a pro forma basis, gaming related costs were relative flat, reflecting on our focus on cost containment measures and resulting in a slight increase of 63 basis points in gross gaming margins.

Food and Beverage
Food and beverage revenues increased by $40.6 million, or 11.7% during the year ended December 31, 2011 as compared to the corresponding prior year period due primarily to the consolidation of the Borgata. On a pro forma comparative basis, food and beverage revenues increased by $9.3 million, or 2.5% from the prior year period. The increase in food and beverage revenues compared to prior year pro forma results is primarily due to the acquisition of IP in October 4, 2011. Additionally, during the year ended December 31, 2012, there was a 2.8% increase in the average guest check, which more than offset the 1.5% decrease in food covers. IP contributed $8.5 million of food and beverage revenue, and its average guest check and food covers are included herein. The increase in food and beverage costs of $19.3 million and $5.8 million on an actual and pro forma basis is due to a 3.7% increase in cost per cover.

Room
Room revenues increased by $35.2 million, or 16.7%, during the year ended December 31, 2011 as compared to the corresponding the prior year period, due primarily to the consolidation of the Borgata. Room revenues increased by $11.0 million, or 4.7% during the year ended December 31, 2011 as compared on a pro forma basis to the prior year period. The increase during the year ended December 31, 2011, compared to the prior year pro forma results is due to the acquisition of IP, which contributed $7.2 million in room revenues since its acquisition on October 4, 2011. The increase was also due to an increase in the ADR of 1.6% and increase in occupancy of 0.9% driven by destination and convention business. The increase in room costs and expenses during the year ended December 31, 2011 of $6.8 million , or 13.8% on an actual comparison basis and $4.6 million, or 8.9% on a pro forma basis, ,compared to the same period in the prior year is due to the increased occupancy coupled with a 1.2% increase in cost per room, which resulted in a reduction in margin of 89 basis points.

Other
Other revenues increased by $11.6 million, or 9.4% during the year ended December 31, 2011 as compared to the prior year due to the consolidation of the Borgata. Other revenues increased by $2.4 million, or 1.8%, on a pro forma basis. The increases in actual and pro forma results during the year ended December 31, 2011, were primarily due to increased hotel occupancy and differing amenities offered at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Related other expenses increased by 2.2% and 9.5% as compared to the prior year and actual and pro forma amounts due to lower overall margins on the respective composition of increased sales.

Revenues by Reportable Segment

The following table presents our net revenues by Reportable Segment, for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010	2010
			Actual	Pro Forma
Net Revenues	(In thousands)
Las Vegas Locals	$591,306	$604,965	$607,366	$607,366
Downtown Las Vegas	224,178	224,251	218,222	218,222
Midwest and South	924,188	771,354	728,767	728,767
Peninsula Gaming	56,925	—	—	—
Atlantic City	686,222	730,274	580,140	738,429
Reportable segment net revenues	2,482,819	2,330,844	2,134,495	2,292,784
Other	4,607	5,394	6,404	6,404
Net revenues	$2,487,426	$2,336,238	$2,140,899	$2,299,188

Years Ended December 31, 2012 and 2011
Las Vegas Locals
Net revenues declined slightly by 2.3% during the year ended December 31, 2012, as compared to the corresponding period of the prior year. Local competition has created an elevated promotional environment that resulted in an 2.7% increase in promotional allowances during the year ended December 31, 2012. Additionally, gross gaming revenues decreased $13.0 million primarily due to a 4.3% and 1.7% decrease in table game drop and slot drop respectively, which were not offset by slight increases in table game and slot hold. These decreases were only partially offset by sales growth generated in our food and beverage outlets as food covers increased 3.2%, resulting in a $2.3 million increase in food and beverage revenues as compared to the corresponding period of the prior year.

Downtown Las Vegas
Net revenues were virtually unchanged during the year ended December, 2012, as compared to the corresponding period of the prior year. The leisure travel market continues to be challenging and we experienced a 2.4% decrease in the hotel occupancy rate, primarily driven by a 7.3% decrease in our Hawaiian occupied rooms compared to the corresponding period of the prior year. Additionally, we experienced a $2.2 million decrease in gaming revenue due to a 1.8% decrease in slot drop. These decreases were offset by a $1.1 million increase in food and beverage revenues and a decrease of $0.8 million in promotional allowances due to our cost containment.

Midwest and South
Net revenues increased by $152.8 million during the year ended December 31, 2011, as compared to the corresponding period of the prior year. The increase in net revenues was from the acquisition of IP, which renumerated $187.9 million in year to date net revenues compared to $44.6 million in net revenues for the fourth quarter of 2011, an increase of $143.3 million respectively. Including IP, food covers increased 24.3% and the average guest check increased 8.7% respectively. Similarly, including IP, table game drop and slot handle increased 34.3% and 16.6%, respectively, as compared to the corresponding period of the prior year.

Peninsula Gaming
Net revenues were $56.9 million for the period of acquisition from November 20, 2012 to December 31, 2012. The segment reported growth from the prior year when Peninsula Gaming was a standalone company, due to a full quarter of contributions from the Kansas Star, which commenced operations on December 20, 2011.

Atlantic City
Net revenues for the year ended December 31, 2012, as compared to the year ended December 31, 2011, decreased by 6.0% to $686.2 million from $730.3 million. Overall, results during the year were negatively impacted by the order to close Borgata from October 28, 2012 to November 2, 2012 due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, however, the surrounding area experienced severe flooding and significant property damage. Additionally, throughout the year, Borgata has been adversely impacted by increased local and regional competition particularly in the Atlantic City and Eastern Pennsylvania gaming markets. As a result of these factors, gaming revenues, food and beverage revenues, and room revenues decreased by $39.3 million, $7.7 million, and $2.1 million, respectively. The decrease in gaming revenues was attributed to a decrease in table game drop, and slot drop of 9.7% and 3.8%, respectively. Despite the challenging environment, Borgata continues to be the leader in the Atlantic City market.

Years Ended December 31, 2011 and 2010
Las Vegas Locals
Net revenues declined slightly by 0.4% during the year ended December 31, 2011, as compared to the corresponding period of the prior year, reflecting improved overall operating performance, generated by successful cost containment initiatives. Although local competition has created an elevated promotional environment; however, through strategic marketing, the region has increased margins by 148 basis points for the year ended December 31, 2011, as compared to the same period in the prior year. The segment also generated growth in hotel occupancy and average daily rates due to increased convention business in the Las Vegas market generally.

Downtown Las Vegas
Net revenues increased 2.8% during the year ended December, 2011, as compared to the corresponding period of the prior year, due primarily to growth in all primary operating revenues: gaming, food and beverage and room, generated largely from our Hawaiian customers. Greater efficiencies in our operations contributed to strong flow-through in our results, which were partially offset by significantly higher fuel costs at our Hawaiian charter operation. Jet fuel prices have risen sharply during the year, and while our ability to increase fares is limited by fierce competition, we recently introduced a new aircraft on the charter service that will increase capacity and improve costs.

Midwest and South
Net revenues increased 5.8% during the year ended December 31, 2011, as compared to the corresponding period of the prior year as our business continued to grow across this region, due to geographic resiliency, most particularly resulting from economic strength in southern Louisiana. The increase in net revenues was entirely from the acquisition of IP, which renumerated $44.6 million to our revenues for the fourth quarter of 2011. Margin improvements of 212 basis points (excluding the effect of IP), have resulted from tight cost control, including disciplined marketing spend.

Atlantic City
Net revenues for the year ended December 31, 2011, as compared to the prior year increased by 25.9% to $730.3 million. The 2011 period included a full year of results for the Borgata in contrast to the prior year, which only included the results for Borgata from March 24, 2010, when we began consolidating the property, On a pro forma basis, net revenues for the year ended December 31, 2011, as compared to the prior year period decreased by 1.1% to $730.3 million from $738.4 million. Overall, results during 2011 were negatively impacted by the closure of the property during Hurricane Irene, which cost the property three days of business volume during a relatively busy summer month. Additionally, throughout 2011, Borgata was adversely impacted by promotional spend, which increased to 34.6% of gross gaming revenue for the year ended December 31, 2011 from 32.8% for the prior year. This spend represented increased promotional incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets.

Other Costs and Expenses
The following costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
	2012	2011	2010	2010
			Actual	Pro Forma
	(In thousands)
Selling, general and administrative	$452,926	$394,991	$369,217	$398,198
Maintenance and utilities	155,016	153,512	140,722	154,244
Depreciation and amortization	214,332	195,343	199,275	216,029
Corporate expense	50,719	48,962	48,861	48,861
Preopening expense	11,541	6,634	7,459	7,459
Other operating items, net	6,650	8,007	4,713	4,781
Impairment of assets	1,053,526	6,051	—	—

Years Ended December 31, 2012 and 2011
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, increased slightly from 14.3% to 15.4% during the year ended December 31, 2012 as compared to the corresponding period of the prior year. The increase in selling, general and administrative expenses as a percentage of gross revenues was largely due to a decrease in gross gaming revenues in our Las Vegas Locals, Downtown, and Atlantic City segments, that were not offset by the additional expenses associated with IP and Peninsula Gaming. These costs primarily include marketing, technology, compliance and risk, surveillance and security. These costs have generally been reduced in the periods presented due to disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, decreased from 5.6% to 5.3%, during the year ended December 31, 2012 as compared to the corresponding period of the prior year. The decreases is primarily due to the fact that no major maintenance projects were undertaken in either period, coupled with cost reductions associated with the Company's conscious energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense as a percentage of gross revenues increased to 7.3% from 7.1% during the year ended December 31, 2012, as compared to the corresponding period of the prior year. The increase in gross revenues due to the addition of IP and Peninsula Gaming, that resulted in incremental revenues for the period from January 1, 2012 through October 4, 2012 and from November 20, 2012 through December 31, 2012, respectively, offset depreciation and amortization expense for capital assets acquired and placed in service during the current year, as compared to the corresponding period of the prior year.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues decreased slightly from 1.8% to 1.7%, compared to the corresponding period of the prior year which reflects the ongoing efforts to contain costs in all elements of the business.

Preopening Expenses
We expense certain costs of start-up activities as incurred. During each of the years ended December 31, 2012 and 2011, we recorded preopening expenses related to Echelon, our ongoing efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Periodic Fees related to LVE, as discussed above, are included in the expenses related to Echelon during the year ended December 31, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Impairment and Other Operating Items, Net
Impairment and other operating items, net generally include losses on the impairment or disposal of certain assets, costs incurred in relation to acquisition activities and costs (or recoveries) associated with property damage from natural disasters. These costs were comprised of the following items during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(In thousands)
Impairments	$1,053,526	$6,051

Other operating items, net
Acquisition-related expenses	$18,651	$6,375
Gain on insurance settlement, net of flood expenses	(7,098)	1,428
Gain on insurance proceeds	(7,694)	—
Hurricane expenses	2,668	—
Asset write-downs, net of gain on disposal	123	690
Measurement period adjustments	—	(486)
Total other operating items, net	$6,650	$8,007

Impairments
During the year ended December 31, 2012, we recorded asset impairments primarily related to the following items:

Development Assets: We recorded a non-cash impairment charge of $1.05 billion, primarily consisting of $993.9 million related to the Echelon development and $39.4 million related to various parcels of undeveloped land.
Sam's Town Shreveport: We recorded a non-cash impairment charge of $17.5 million which relates to the write-down of Sam's Town Shreveport's gaming license in connection with our annual impairment test.
Borgata: We recorded a non-cash impairment charge of $2.8 million related to a parking structure project that will not be further developed.

During the year ended December 31, 2011, we recorded asset impairments primarily related to the following items:

Impairment of Trademark: We recorded a $5.0 million impairment to the trademark, representing the amount by which the carrying amount exceeded its fair value.

Impairment of Investment in Unconsolidated Subsidiary: We recorded a non-cash impairment charge to Borgata's investment in an unconsolidated subsidiary in the amount of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidated value.

Other Operating Items, Net
Acquisition-Related Expenses
During the year ended December 31, 2012, 2011, and 2010, we recorded $18.7 million, $6.4 million, and $4.0 million of expenses related to evaluating various acquisition possibilities and other business development activities. Acquisition related expenses for the year ended December 31, 2012, primarily relate to our acquisition of Peninsula Gaming that was completed on November 20, 2012. Acquisition expenses for the years ended December 31, 2011 and 2010 primarily relate to our acquisition of IP that was completed on October 4, 2011.

Gain on Insurance Settlement, Net of Flood Expenses
During the year ended December 31, 2012, we recorded $7.1 million of gains on business interruption insurance proceeds, net of flood expenses, due to flooding of the Mississippi River and temporary closure of our Tunica property in May 2011, compared to flood expenses of $1.4 million, net of recoveries, during the year ended December 31, 2011.

Gain on Insurance Proceeds
During the year ended December 31, 2012, we recognized a gain of $7.7 million consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene.

Years Ended December 31, 2011 and 2010
Selling, general and administrative
Selling, general and administrative expenses increased $25.8 million in 2011 over the prior year due to the consolidation of the Borgata and the incremental costs incurred by the addition of IP during 2011. These costs primarily include marketing, technology, compliance and risk, surveillance and security. These costs have generally been reduced in the periods presented due to disciplined and targeted marketing spend, and our ongoing cost containment efforts. On a pro forma basis, selling, general and administrative expenses, as a percentage of gross revenues, declined slightly from 14.8% to 14.3% during 2011 as compared to the prior year, despite the reporting of additional costs related to IP.

Maintenance and Utilities
Maintenance and utilities expenses decreased $12.8 million during the year ended December 31, 2011 as compared to the prior year. On a pro forma basis, maintenance and utilities expenses, as a percentage of gross revenues, decreased from 5.7% to 5.6%, during 2011 as compared to the prior year. The decrease is due primarily to the fact that no major maintenance projects were undertaken, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense decreased $3.9 million during the year ended December 31, 2011 as compared to the same period in the prior year. Depreciation and amortization expense declined, on a pro forma basis, as a percentage of gross revenues from 8.0% to 7.1% during 2011 as compared to the prior year. The decrease in depreciation expense was due to certain property and equipment becoming fully depreciated and no significant expansion capital expenditures being placed into service during these periods and was despite the recording of approximately $4.9 million of additional depreciation and amortization related to IP.

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

Preopening Expenses
We expense certain costs of start-up activities as incurred. During each of the years ended December 31, 2012 and 2011, we recorded preopening expenses related to Echelon, which as a percentage of gross revenues remained relatively flat, expenses related to our efforts to develop gaming activities in other jurisdictions and expenses related to other business development activities. Additionally, the Periodic Fees related to LVE, as discussed above, are included in the expenses related to Echelon during the year ended December 31, 2012; however, such amounts were eliminated upon the consolidation of LVE and not reflected in total preopening expenses.

Impairment and Other Operating Items, Net
Other operating items, net generally include losses on the impairment or disposal of certain assets, costs incurred in relation to acquisition activities and costs (or recoveries) associated with property damage from natural disasters. During the year ended December 31, 2011, asset impairment charges primarily related to the write down of Borgata's trademark value by $5.0 million, and an impairment of its equity method investment of $1.1 million. Acquisition expenses represent our costs related to the IP acquisition of $4.8 million, as well as costs incurred during the evaluation of other business prospects and opportunities. Additionally, we incurred $1.4 million related to the payment of our insurance deductible and related and non-reimbursable costs, net of recoveries, for the closure of Sam's Town Tunica during the year due to the flooding of the Mississippi river.

Other Expense (Income)
Interest Expense, net
Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010	2010
			Actual	Pro Forma
Interest Expense, net	(In thousands)
Boyd Gaming Corporation	$183,796	$152,618	$119,310	$119,310
Peninsula Gaming	9,814	—	—	—
Borgata	82,902	81,314	45,139	50,199
Variable interest entity	12,323	16,753	16,104	16,104
	$288,835	$250,685	$180,553	$185,613

Average Long-Term Debt Balance
Boyd Gaming Corporation, excluding Peninsula Gaming	$2,707,189	$2,447,557	$2,467,303	$2,467,303
Peninsula Gaming	848,500	—	—	—
Borgata	815,308	822,589	706,102	706,102

Weighted Average Interest Rates
Boyd Gaming Corporation	6.8%	6.2%	4.8%	4.8%
Peninsula Gaming	6.5%	—%	—%	—%
Borgata	10.2%	9.9%	6.4%	7.1%

Years Ended December 31, 2012 and 2011
Summary
Interest expense, net of capitalized interest and interest income, was $288.8 million for the year ended December 31, 2012, as compared to $250.7 million during the comparable period in the prior year, representing an increase of 15.2%. Excluding the effects of the interest recorded related to the variable interest entity's non-recourse debt during each of the years ended December

31, 2012 and 2011, interest expense would have been $276.5 million and $233.9 million, respectively, or an increase of 18.2%.

Boyd Gaming Corporation
The increase in interest expense, net of capitalized interest and interest income of $31.2 million during the year ended December 31, 2012, as compared to the corresponding period in the prior year was due to higher average interest rates on amounts outstanding under our credit facility related to certain refinancing and incremental borrowing activities associated with the Peninsula Acquisition. Interest expense also increased during the year ended December 31, 2012 due to the issuance of $350 million 9.0% senior notes due 2020 on June 8, 2012. The interest rate on the credit facility is substantially lower than on our high yield notes, thereby diluting the rate effect of our high yield notes, resulting in an overall weighted average borrowing rate of 6.6% and 6.2% at December 31, 2012 and 2011, respectively. At December 31, 2012, 50.8% of our debt was based upon variable rates of interest, compared to 62.8% of our debt at December 31, 2011.

We previously were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $11.8 million for the year ended December 31, 2011. Our interest rate swap agreements expired on June 30, 2011.

Peninsula Gaming
The average balance under the Peninsula Gaming Credit Facility for the period November 20, 2012 through December 31, 2012 was $848.5 million at a blended rate of 5.7%. During the period November 20, 2012 through December 31, 2012 the blended interest rate on the Peninsula Gaming outstanding senior notes was 8.4%, and the average outstanding balances during the period November 20, 2012 through December 31, 2012 was $350.0 million. The interest rate on the Peninsula Gaming Credit Facility is substantially lower than on the high yield notes, thereby diluting the rate effect, resulting in an overall weighted average borrowing rate of 6.5% during the period November 20, 2012 through December 31, 2012. At December 31, 2012, 70.9% of Peninsula Gaming's debt was based upon variable rates of interest, compared to 0.7% of our debt at December 31, 2011.

Borgata
The increase in interest expense, net of capitalized interest and interest income, during the years ended December 31, 2012 and 2011, as compared to corresponding period in the prior year were due to higher average interest rates. The increase in interest expense of $1.6 million during the year ended December 31, 2012 is due to a lower average balance of variable rate debt. On December 27, 2012, Borgata's credit facility was amended, reducing the aggregate commitment of the bank credit facility to a maximum amount of $60 million from $75 million. At December 31, 2012, variable rate debt represented 2.5% of outstanding debt compared to 4.8% in the prior year. As such, Borgata's average interest rates were not diluted by a higher proportion of variable rate date compared to Borgata's fixed rate notes.

Years Ended December 31, 2011 and 2010
Summary
Interest expense was $250.7 million for the year ended December 31, 2011, as compared to $180.6 million during the comparable period in the prior year, representing an increase of 38.8%. On a pro forma basis, interest expense was $250.7 million for the year ended December 31, 2011, as compared to $185.6 million during the comparable period in the prior year, representing an increase of 35.1%. Excluding the effects of the interest expense related to the variable interest entity's non-recourse debt during each of the years ended December 31, 2011 and 2010, interest expense would have been $233.9 million and $169.5 million, respectively, or an increase of 38.0%.

Boyd Gaming Corporation
The increase in interest expense of $33.3 million during the year ended December 31, 2011, as compared to the corresponding period in the prior year on an actual and pro forma basis was due to higher interest rates on amounts outstanding under our credit facility related to certain refinancing and incremental borrowing activities in the fourth quarter of 2011, and the full year impact of the refinancing transaction that occurred in the fourth quarter of 2010. Average balances during the year ended December 31, 2011 reflect approximately $1.43 billion in amounts outstanding under our credit facility at a blended rate of 3.5%, as compared to average outstanding balances during the year ended December 31, 2010 of $1.42 billion at a blended rate of 3.3%. At December 31, 2011 and 2010, the blended interest rate on our outstanding senior and senior subordinated notes was 8.1% at each date, and our average outstanding balances during the years ended December 31, 2011 and 2010 were $2.4 billion and $2.5 billion, respectively. The interest rate on the credit facility is substantially lower than on our high yield notes, thereby diluting the rate effect of our high yield notes, resulting in an overall weighted average borrowing rate of 6.2% and 4.8% at December 31, 2011 and 2010, respectively. At December 31, 2011, 62.8% of our debt was based upon variable rates of interest, compared to 59.8% of our debt at December 31, 2010.

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

Borgata
The increase in interest expense during the year ended December 31, 2011, as compared to the prior year was due to higher average interest rates on higher average outstanding debt balances. The increases were $36.2 million and $31.1 million on an actual and pro forma basis, respectively, during the year ended December 31, 2011, which reflects the effect of the refinancing, which closed during the third quarter of 2010. Interest expense increased by 62% during the year ended December 31, 2011 due entirely to the refinancing impact, the full effect of which was realized in such year. At December 31, 2011, the blended interest rate on Borgata's credit facility and senior secured notes was 4.5% and 9.7%, respectively, as compared to blended interest rates of 4.2% and 9.7% on these respective borrowings at December 31, 2010.

Gain on Early Retirements of Debt
Years Ended December 31, 2012, 2011 and 2010
During the year ended December, 2012, we did not repurchase or retire any of our debt.

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

Gain on Equity Distribution
Year Ended December 31, 2012, 2011 and 2010
During the year ended December 31, 2012 and 2011, there were no equity distributions from Borgata. During the year ended December 31, 2010, we received a $135.4 million distribution from Borgata. The distribution included a priority distribution of $30.8 million, which is equal to the excess prior capital contributions we previously made. We recorded a $2.5 million gain upon receipt of this distribution, which gain was equal to the basis difference on our equity contribution during the period in which we were amortizing a portion of such excess contribution.

Other Income (Loss)
Years Ended December 31, 2012, 2011 and 2010
During the year ended December 31, 2012, we recorded approximately $0.1 million for our share of loss from operations related to an investment in a third party venture whose primary purpose is to operate a hotel adjacent to the Evangeline Downs Racetrack and Casino.
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
Income Taxes
Years Ended December 31, 2012, 2011 and 2010
The effective tax rate during the years ended December 31, 2012, 2011 and 2010 was 19.3%, (27.4%) and 40.2%, respectively. The tax benefit for the year ended December 31, 2012 was adversely impacted by the valuation allowance on our deferred tax assets. The valuation allowance was also applied to our federal and certain state income tax net operating losses and other deferred tax assets. The tax benefit was favorably impacted by the reversal of interest accrued on unrecognized tax benefits, resulting from the effective settlement reached in connection with our IRS audit. During the year ended December 31, 2011, our tax provision was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations and favorably impacted by a nontaxable acquisition related gain. Additionally, in the year ended December 31, 2011, and to a lesser extent in the year ended December 31, 2010, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income. The relative impact of equity based state taxes was more significant in the year ended December 31, 2011 due to a loss from continuing operations. Our effective tax rates are also impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata and LVE for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE in its entirety. In 2012 the exclusion of Borgata and LVE's loss adversely impacted our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The following discussion highlights the material changes in our financial position as of December 31, 2012 and 2011.

Current Maturities of Our Indebtedness
We classified certain non-extending balances due under our Credit Facility as a current maturity, as such amounts come due within the next twelve months. In March 2012, we reclassified $10.9 million for a note payable under our Credit Facility that matures on March 28, 2013 from long-term to current. Subsequently, on February 28, 2013, we paid the balance due on this note payable.

While we anticipate the remaining availability under our Credit Facility will provide the short term liquidity required to fund our existing debt obligations, management will review other plans to aggressively pursue the repayment of all debt as currently due.

Long-Term Debt Refinancing Activities
In November, 2011, we signed a Lender Joinder Agreement to increase the term loan commitments under our Credit Facility by an aggregate amount of $350 million. This commitment was funded on November 10, 2011. We used the proceeds to repay the non-extended portion of our Credit Facility, which would have otherwise matured in May 2012. We believe this borrowing, as well as remaining availability under our Credit Facility provides the short term liquidity required to fund our existing debt obligations.

Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities. The net purchase price, after adjustment for working capital and other items, was approximately $1.48 billion. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

Acquisition of IP Casino Resort Spa
On October 4, 2011, the Company completed the acquisition of IP for a net purchase price of $280.6 million. The purchase was financed with cash on hand and a borrowing under our Credit Facility of approximately $200 million. At December 31, 2011, we reported IP's total assets and liabilities of $318.2 million and $27.3 million, respectively, in our consolidated balance sheet.

Consolidation of Variable Interest Entity
Given that we are the primary beneficiary and as a result of our adoption of the authoritative accounting guidance regarding the consolidation of variable interest entities, we were required to consolidate the financial position and results of operations of LVE. At December 31, 2012, we reported LVE's total assets and total liabilities of $188.8 million and $233.8 million, respectively in our consolidated balance sheet. At December 31, 2011, we reported LVE's total assets and total liabilities of $189.9 million and $238.9 million, respectively in our consolidated balance sheet. However, LVE's financial position, including its working capital and indebtedness, are not discussed herein as such indebtedness is non-recourse to us and will not require our working capital or free cash flows in order to service such. Therefore, the assets and liabilities of LVE are completely disregarded from the discussion below.

Consolidation of Borgata
As of December 31, 2012, we reported Borgata's total assets and liabilities of $1.38 billion and $934.2 million respectively in our consolidated balance sheet. As of December 31, 2011, we reported Borgata's total assets and liabilities of $1.44 billion and $951.8 million respectively in our consolidated balance sheet.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. At December 31, 2012 and 2011, we had balances of cash and cash equivalents of $192.8 million and $178.8 million, respectively. Despite such amounts of cash, we had working capital deficits of $195.3 million and $129.1 million at such respective dates. However, without giving effect to the consolidation of LVE, as we have no claim to their assets, nor any recourse for their obligations, our cash balances and working capital deficits were as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Cash balance:
Boyd Gaming Corporation	$125,996	$132,494
Peninsula Gaming	32,239	—
Borgata	34,125	46,224

Working capital surplus (deficit):
Boyd Gaming Corporation	$(126,415)	$(91,935)
Peninsula Gaming	(16,817)	—
Borgata	(16,855)	(8,621)

We, Peninsula Gaming, and Borgata separately manage our working capital positions, including our levels of cash and indebtedness. Our respective bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our respective bank credit facilities as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of our capital expenditures. We each believe that our borrowing capacity under our respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our respective debt or our respective development projects is derived primarily from cash flows from operations and availability under our respective bank credit facilities, to the extent availability exists after we meet our respective working capital needs, and subject to restrictive covenants.

We, Peninsula Gaming, or Borgata could also seek to secure additional working capital, repay our respective current debt maturities, or fund our respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under our respective bank credit facilities, or we are not otherwise able to draw funds on our respective bank credit facilities, additional financing may not be available to either us or Borgata, and if available, may not be on terms favorable to either us or Borgata.

Indebtedness
As of December 31, 2012, our indebtedness primarily consists of the following: (i) $1.5 billion outstanding under our $1.8 billion Boyd Credit Facility (including $782.5 million of term loans), and $1.3 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, (ii) $854.4 million outstanding under our $875 million Peninsula Gaming Credit Facility (including an $825 million term loan), and $350 million aggregate principal amount of our senior notes, which are obligations of the Peninsula Gaming subsidiaries, and (iii) $20.0 million under a $60 million Borgata bank credit facility, as amended, and $791.5 million aggregate principal amount of senior secured notes, all of which are the obligations of Borgata. On March 7, 2013, we issued a notice of election to redeem $150 million of our 6.75% Senior Subordinated Notes due April 2014 (the "6.75% Notes") outstanding on April 6, 2013. The 6.75% Notes will be redeemed at a redemption price of 100% of their principal amount plus accrued and unpaid interest to the redemption date, April 6, 2013.

Long-term debt, net of current maturities consists of the following:

	December 31, 2012
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Financing
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,632,750	$(4,318)	$(6,717)	$1,621,715
9.125% senior notes due 2018	500,000	—	(8,556)	491,444
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	11,071	—	—	11,071
	2,600,239	(4,318)	(15,273)	2,580,648

Borgata Debt:
Bank credit facility	40,200	—	—	40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	831,700	(5,637)	(16,255)	809,808
Less current maturities	43,230			43,230
Long-term debt, net	$3,388,709	$(9,955)	$(31,528)	$3,347,226

Boyd Gaming Corporation Debt
Bank Credit Facility
On December 3, 2010, we entered into an Amendment and Restatement Agreement among the Credit Facility Lenders, Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009, was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Credit Facility Lenders to extend the maturity date of their commitments, new Credit Facility Lenders to issue revolving commitments and term loans and existing Credit Facility Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the effective date. All capitalized terms used in this disclosure, not otherwise defined herein, have the meanings ascribed to such terms in the Credit Facility.

In December 2012, we entered into the First Credit Facility Amendment among the Credit Facility Lenders, and Bank of America, N.A., as administrative agent and letter of credit issuer. The First Credit Facility Amendment restates the definition of Consolidated EBITDA, consolidated Interest Coverage Ratio, Total Leverage Ratio and Secured Leverage Ratio (as defined below).

The amounts outstanding under the Credit Facility are comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$660,000	$807,000
Initial Term Loan	450,000	475,000
Incremental Term Loan	332,500	338,965
Swing Loan	24,135	750
Total amounts outstanding under Credit Facility, net	$1,466,635	$1,621,715

Availability
As of December 31, 2012, our bank credit facility is comprised of the following components and commitments:

	Original Commitment	Present Commitment	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$960,000	$253,105
Initial Term Loan	500,000	500,000	—
Incremental Term Loan	—	350,000	—
Total commitments under Credit Facility, net	$1,460,000	$1,810,000	$253,105

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% and 4.2% at December 31, 2012 and 2011, respectively. At December 31, 2012, approximately $1.47 billion was outstanding under our Credit Facility, with $14.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $253.1 million
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

Financial and Other Covenants
The Credit Facility contains certain financial and other covenants, as amended December 27, 2012, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00 through March 31, 2013, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio is calculated as (a) twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.
The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Total Leverage Ratio, as amended December 27, 2012, during the remaining term of the Credit Facility.

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2012 through September 30, 2013	7.75	to	1.00
December 31, 2013	7.50	to	1.00
March 31, 2014 through September 30, 2014	7.25	to	1.00
December 31, 2014 and March 31, 2015	7.00	to	1.00
June 30, 2015 and thereafter	6.75	to	1.00
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Secured Leverage Ratio, as amended December 27, 2012, during the remaining term of the Credit Facility.

	Maximum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2012	4.25	to	1.00
March 31, 2013 through September 30, 2013	4.50	to	1.00
December 31, 2013	4.25	to	1.00
March 31, 2014 through December 31, 2014	4.00	to	1.00
March 31, 2015	3.75	to	1.00
June 30, 2015 and thereafter	3.50	to	1.00
Compliance with Financial Covenants
We believe that, at December 31, 2012, we were in compliance with the Credit Facility covenants, including the minimum consolidated Interest Coverage Ratio, the maximum permitted consolidated Total Leverage Ratio and the maximum permitted Secured Leverage Ratio, respectively.

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

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2012. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes. At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On March 7, 2013, we issued a notice of election to redeem $150 million of our 6.75% Notes outstanding on April 6, 2013. The 6.75% Notes will be redeemed at a redemption price of 100% of their principal amount plus accrued and unpaid interest to the redemption date, April 6, 2013. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2012. We may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.
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

Other Notes
On November 20, 2012, Boyd completed its previously announced acquisition of Peninsula Gaming pursuant to the Merger Agreement entered into on May 16, 2012, by and among Boyd, HoldCo, Merger Sub, Peninsula Gaming Partners, LLC (“PGP”)and Peninsula Gaming, and HoldCo issued the HoldCo Note, in favor of PGP, for approximately $147.8 million. Discount on the note was $34.2 million leaving a note payable to PGP in the amount of $113.6 million, which is still preliminary and subject to purchase accounting adjustments. The HoldCo Note provides for interest at a per annum rate equal to (i) from the issue date to but excluding the first anniversary of the issue date) zero percent, (ii) from the first anniversary of the issue date to but excluding the second anniversary of the issue date, six percent, (iii) from the second anniversary of the issue date to but excluding the third anniversary of the issue date, eight percent, and (iv) from and after the third anniversary of the issue date, ten percent. At the option of HoldCo, interest may be paid in cash or paid-in-kind. Accrued but unpaid interest is added to the principal balance of the HoldCo Note semi-annually. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. HoldCo may prepay the obligations under the HoldCo Note at any time, in whole or in part, without premium or penalty.

Peninsula Gaming Debt
Bank Credit Facility
Credit Agreement
On November 20, 2012, Boyd completed its previously announced Peninsula Acquisition and Merger Sub entered into the Peninsula Credit Agreement dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer.
Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, Peninsula Gaming assumed all assets and liabilities of Merger Sub and became the borrower under the Credit Agreement (as defined below) and, together with Peninsula Gaming Corp. upon consummation of the Finance Company Merger, the issuer of Peninsula Gaming Senior Notes (as defined below)

The Peninsula Credit Agreement provides for the $875 million Peninsula Credit Facility, which consists of (a) a term loan facility of $825 million (the “Peninsula Term Loan”) and (b) a revolving credit facility of $50 million (the “Peninsula Revolver”). The Peninsula Term Loan was fully funded concurrently with the closing of the Peninsula Acquisition. A portion of the Peninsula Revolver was funded concurrently with the closing of the Peninsula Acquisition. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

Interest and Fees
The interest rate on the outstanding balance of the Peninsula Term Loan is based upon, at Peninsula Gaming's option either: (i) the Eurodollar rate plus 4.50%, or (ii) the base rate plus 3.50%. The interest rate on the outstanding balance from time to time of the Revolving Loans is based upon, at Peninsula Gaming's option either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Peninsula Term Loan, a minimum Eurodollar rate for any interest period of 1.25%. In addition, Peninsula Gaming will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 5.7% at December 31, 2012. At December 31, 2012, approximately $29.4 million was outstanding under the Peninsula Revolver, with $7.9 million allocated to support various letters of credit, leaving remaining contractual availability of $12.7 million.

Guarantees
Peninsula Gaming's obligations under the Peninsula Credit Facility, subject to certain exceptions, are guaranteed by Peninsula Gaming's subsidiaries and are secured by the capital stock and equity interests of Peninsula Gaming's subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors granted the collateral agent first priority liens and security interests on substantially all of the real and personal property (other than gaming licenses and subject to certain other exceptions) of Peninsula Gaming and its subsidiaries as additional security for the performance of the obligations under the Peninsula Credit Facility. The obligations under the Peninsula Revolver rank second in right of payment to the obligations under the Peninsula Term Loan.

Optional and Mandatory Prepayments
The Peninsula Credit Facility requires that Peninsula Gaming prepay the loans with proceeds of any significant asset sale or event of loss. The Peninsula Credit Facility also requires fixed quarterly amortization and requires that Peninsula Gaming use a portion of its annual excess cash flow to prepay the loans. The Peninsula Revolver can be terminated without premium or penalty, upon payment of the outstanding amounts owned with respect thereto. The Peninsula Term Loan can be prepaid without premium or penalty, except that a 1.0% premium is payable in connection with prepayments of the Peninsula Term Loan prior to November 20, 2013 through the issuance of indebtedness having a lower interest rate that the interest rate payable in respect of the Peninsula Term Loan.

Financial and Other Covenants
The Peninsula Credit Facility contains customary affirmative and negative covenants (and are subject to customary exceptions). Peninsula Gaming is required to maintain (i) maximum consolidated interest coverage ratio over each twelve month period ending on the last fiscal day of each quarter (discussed below), (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year.

The minimum consolidated Interest Coverage Ratio is calculated as (a) the twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.

The maximum permitted consolidated Leverage Ratio is calculated as Consolidated Fund Indebtedness less Excess Cash to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Consolidated Leverage Ratio during the remaining term of the Peninsula Credit Facility

	Maximum Consolidated
For the Trailing Four Quarters Ending	Leverage Ratio
March 31, 2013 through September 30, 2013	7.25	to	1.00
December 31 2013 through June 30, 2014	7.00	to	1.00
September 30, 2014 and December 31, 2014	6.75	to	1.00
March 31, 2015 and June 30, 2015	6.50	to	1.00
September 30, 2015 and December 31, 2015	6.25	to	1.00
March 31, 2016 and June 30, 2016	6.00	to	1.00
September 30, 2016 and December 31, 2016	5.75	to	1.00
March 31, 2107 and June 30, 2017	5.50	to	1.00
September 30, 2017 and thereafter	5.25	to	1.00

Capital Expenditures should not be made by Peninsula Gaming or any of its Restricted Subsidiaries (excluding (i) capital expenditures which adds to or improves any existing property and (ii) capital expenditures made prior to the first anniversary of the Funding Date relating to integration and/or transition of business systems) in an aggregate amount in excess of $20.0 million in any fiscal year; provided that no default has occurred and is continuing or would result from such expenditure.

Optional and Mandatory Prepayments
The Peninsula Credit Facility requires that Peninsula Gaming prepay the loans with proceeds of any significant asset sale or event of loss. The Peninsula Credit Facility also requires fixed quarterly amortization and requires that Peninsula Gaming use a portion of its annual excess cash flow to prepay the loans. The Peninsula Revolver can be terminated without premium or penalty, upon payment of the outstanding amounts owned with respect thereto. The Peninsula Term Loan can be prepaid without premium or penalty, except that a 1.0% premium is payable in connection with prepayments of the Peninsula Term Loan prior to November 20, 2013 through the issuance of indebtedness having a lower interest rate that the interest rate payable in respect of the Peninsula Term Loan.

Compliance with Financial and Other Covenants
We believe that, at December 31, 2012, Peninsula Gaming was in compliance with its financial covenants, including capital expenditures and the minimum consolidated Interest Coverage Ratio and the maximum permitted consolidated Leverage Ratio at December 31, 2012.

Debt Financing Costs
In conjunction with the Credit Facility, we incurred approximately $33.8 million in debt financing costs, that have been deferred and are being amortized over the term of the Credit Facility using the effective interest method.

Peninsula Gaming 8.375% Senior Notes Due 2018
Significant Terms
On August 16, 2012, we closed and offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 by Merger Sub and Boyd Acquisition Finance Corp. (“Boyd Finance Co.,” and together with Merger Sub, the “Issuers”), a direct wholly owned subsidiary of Merger Sub. The notes were issued pursuant to an Indenture dated August 16, 2012 (the "Indenture") by and among the Issuers, and U.S. Bank National Association, as trustee (the "Trustee"). The consummation of the

Peninsula Acquisition occurred on November 20, 2012, at which time, Peninsula Gaming and PGC assumed the obligations of the Merger Sub and Boyd Finance Co. and became the Issuers under the Indenture. The Indenture provides that the Notes bear interest at a rate of 8.375% per annum. The Notes mature on February 15, 2018. Prior to the consummation of the Peninsula Acquisition, the Notes were not guaranteed. Upon the consummation of the Peninsula Acquisition, the Notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming's subsidiaries (other than PGP). The Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness or liens, pay dividends or make distributions, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2012. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required, under certain circumstances, to offer to purchase the notes. At any time prior to August 15, 2014, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest, up to, but excluding, the applicable redemption date, with the net cash proceeds that the Issuers raise in one or more equity offerings. In addition, prior to August 15, 2014, the Issuers may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to August 15, 2014, we may redeem all or a portion of the Notes at a redemption prices (expressed as percentages of the principal amount) ranging from 106.281% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.
Registration
The senior notes have not been, and will not be, registered under the Securities Act of 1933, as amended, (the “Securities Act”) and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Debt Financing Costs
In conjunction with the issuance of the Notes, we incurred approximately $14.2 million in debt financing costs that have been deferred and are being amortized over the term of the Notes using the effective interest method.

Other
KSC has agreements with various slot vendors to finance the purchase of slot machines over a period of twelve months at zero percent financing for the interim phase of the Kansas Star development project. The total financing under these agreements was $22.3 million with an imputed discount of $1.0 million. As of December 31, 2012, KSC had $0.5 million recorded related to slot machine financing at KSC. Monthly financing payments conclude February 2013.

Borgata Debt
Borgata Bank Credit Facility
Significant Terms
On August 6, 2010, MDFC announced that it had closed a $950 million debt financing, consisting of the establishment of the Borgata bank credit facility and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of MDDC, which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the "First Borgata Credit Facility Amendment") among MDFC, MDDC, the Borgata Lenders and Wells Fargo, as administrative agent for the Borgata Lenders. The First Borgata Credit Facility Amendment modifies certain terms of the Borgata bank credit facility.

On December 27, 2012, MDFC entered into the Second Borgata Credit Facility Amendment to Credit Agreement among MDFC, MDDC, the Borgata Lenders and Wells Fargo, as administrative agent for the Borgata Lenders, that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110.0 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60.0 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the Borgata bank credit facility does not exceed $50.0 million, and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125.0 million for the most recently ended period of four consecutive fiscal quarters prior thereto.

As amended, the Borgata bank credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes.

Guarantees
Neither Boyd Gaming Corporation nor its subsidiaries are guarantors of the Borgata bank credit facility, as amended.

Interest Rate
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At December 31, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $20.0 million, which bore an interest rate of 4.9%. Contractual availability under the Borgata bank credit facility, as amended, at December 31, 2012 was $40.0 million.
Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the years ended December 31, 2012, 2011, and 2010, we incurred approximately $0.4 million, $1.2 million and $3.0 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2012.

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

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2012, the effective interest rate on the 9.5% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

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

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million senior secured credit facility. At December 31, 2012, the outstanding balance under the Borgata bank credit facility was $20.0 million leaving contractual availability of $40.0 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	For the Year Ending December 31,
	Boyd Gaming	Peninsula Gaming	Borgata	Total
	(In thousands)
For the year ending December 31,
2013	$52,841	$8,729	$—	$61,570
2014	258,168	8,262	20,000	286,430
2015	1,389,850	8,253	398,000	1,796,103
2016	240,750	8,250	—	249,000
2017	—	821,400	—	821,400
Thereafter	997,800	350,000	393,500	1,741,300
Total outstanding principal of long-term debt	$2,939,409	$1,204,894	$811,500	$4,955,803

Cash Flows Summary
Years Ended December 31, 2012 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$142,445	$253,510	$269,391

Cash flows from investing activities:
Capital expenditures	(125,974)	(87,224)	(75,958)
Cash paid for acquisitions, net of cash received	(1,324,198)	(278,456)	—
Cash paid to acquire development agreement	—	(24,450)	—
Net cash effect upon change in controlling interest of Borgata	—	—	26,025
Net cash effect upon consolidation of variable interest entity	—	—	41
Decrease in restricted investments	—	26,801	(1,131)
Other investing activities	15,013	542	2,146
Net cash used in investing activities	(1,435,159)	(362,787)	(48,877)

Cash flows from financing activities:
Borrowings under Boyd bank credit facility	787,100	391,329	758,774
Payments under Boyd bank credit facility	(951,250)	(183,579)	(1,250,674)
Borrowings under Peninsula Gaming bank credit facility	871,100	—	—
Payments under Peninsula Gaming bank credit facility	(16,700)	—	—
Borrowings under Borgata bank credit facility	632,700	741,300	533,673
Payments under Borgata bank credit facility	(652,900)	(762,000)	(1,105,062)
Proceeds from issuance of senior secured notes	700,000	—	490,000
Proceeds from issuance of Borgata senior secured notes	—	—	773,176
Debt financing costs, net	(65,083)	(15,374)	(27,057)
Payments on retirements of long-term debt	—	(8,198)	(187,693)
Payments under note payable	—	—	(46,875)
Payments under notes payable by variable interest entity	—	(27,000)	—
Proceeds from variable interest entity's issuance of debt	3,374	7,199	18,091
Payments on loans to members of variable interest entity	(928)	(592)	(1,194)
Distributions from Borgata	—	—	(123,422)
Other financing activities	(627)	(675)	170
Net cash provided by (used in) financing activities	1,306,786	142,410	(168,093)
Increase (decrease) in cash and cash equivalents	14,072	33,133	52,421
Cash and cash equivalents, beginning of period	178,756	145,623	93,202
Cash and cash equivalents, end of period	$192,828	$178,756	$145,623

Cash Flows from Operating Activities
During the years ended December 31, 2012, 2011 and 2010, we generated net operating cash flow of $142.4 million, $253.5 million, and $269.4 million, respectively. Generally, operating cash flows decreased during the year ended December 31, 2012, as compared to the prior year, due to increased interest expense including interest incurred on debt issued in advance of the closing of the Peninsula transaction, increased selling, general and administrative expenses, and nonrecurring acquisition costs primarily related to the Peninsula acquisition. Generally, operating cash flows decreased during the year ended December 31, 2011, as compared to the prior year, due to a decrease in net income, which was primarily driven by increases in interest incurred on higher average outstanding balances compounded by higher average interest rates on fixed-rate debt.
We received distributions from Borgata of $20.8 million during the year ended December 31, 2010. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata's bank credit facility, as amended, and senior secured notes contain certain covenants. Borgata's bank credit facility, as amended, allows for certain limited distributions to be made to its partners. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.
Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for investments in maintenance capital expenditures, acquisitions and future development or business opportunities.

Capital Expenditures
Our estimated total capital expenditures for 2013 are expected to be approximately $153.0 million and are primarily comprised of $43.0 million for various maintenance capital expenditures across all our properties, $25.0 million for gaming equipment, $17.2 million for room renovations, and $17.1 million of certain capital improvement projects with respect to the IP. We intend to fund such capital expenditures through our bank credit facility and operating cash flows.

Cash paid for capital expenditures on major projects for the year ended December 31, 2012 was $126.0 million. Major capital expenditures during the year included $34.7 million related to Borgata's room renovation and refurbishment associated with the suite remodel, $28.0 million for capital improvement projects at IP, $11.4 million for building renovations, of which $6.8 million related to room remodel at Gold Coast and Sam's Town Shreveport, and $7.6 million related to Peninsula Gaming, primarily related to the development of the Kansas Star. In addition, we paid approximately $9.0million for maintenance capital expenditures for the year ended December 31, 2012.

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

Borgata Capital Expenditures
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

Borgata intends to incur $25.0 million, primarily on room remodel and various maintenance capital projects with such capital expenditures being funded through the credit facility and operating cash flows. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

Asset Acquisitions
During the year ended December 31, 2012, we acquired Peninsula Gaming for a net purchase price of approximately $1.32 billion, net of cash. We completed the Peninsula Gaming transaction on November 20, 2011. During the year ended December 31, 2011, we acquired IP for a net purchase price, net of cash of $278.5 million on October 2, 2011. Additionally, we purchased the membership interests of an LLC for $24.5 million, and in exchange recorded assets at the same value.

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
Borrowings and Payments under Credit Facility
During the year ended December 31, 2012, we had net cash used of $164.2 million due to payments against Boyd's bank credit facility, and PGL had net cash provided of $854.4 million due to the issuance of a credit facility of $875 million related to the acquisition of PGL. In conjunction with the Boyd and Peninsula Gaming credit facilities, Boyd and PGL incurred $2.6 million and $33.8 million, respectively, in debt financing costs, which have been deferred and are being amortized over the term of the Peninsula Gaming credit facility. Borgata had net cash uses of less than $1.0 million due to payments against Borgata's bank credit facility, as amended. The use of funds for the repayments of Boyd's bank credit facility was primarily from cash flows from operations. The source of funds from the borrowings of our PGL's Credit Facility was primarily related to incremental cash necessary to close on our acquisition of Peninsula Gaming during the fourth quarter of the year ended December 31, 2012.
During the year ended December 31, 2011, net borrowings under our Credit Facility were $207.8 million, while net payments under the Borgata bank credit facility, as amended, were $20.7 million. The use of funds from the borrowings of our Credit Facility was primarily related to incremental cash necessary to close on our acquisition of IP during the fourth quarter of the year ended December 31, 2011, while source of funds for the repayments of the Borgata bank credit facility, as amended, were primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings. In November 2011, we repaid the non-extending portion of our Credit Facility upon the consummation of our refinancing effort, which included the issuance of the Incremental Term Loan for $350 million. Borgata repaid its previous credit facility during the year ended December 31, 2010 upon the consummation of a refinancing effort, which included the issuance of $800 million in senior notes, as discussed below.
Proceeds from Issuance of Notes
On June 8, 2012, we issued $350 million aggregate principal amount 9.00% Senior Notes. In connection with the issuance of the 9.00% Senior Notes, we incurred approximately $14.0 million in debt financing costs, which have been deferred and are being amortized over the term of the 9.00% Senior Notes. On August 16, 2012, we issued $350 million aggregate principal amount of 8.375% Senior Notes. In connection with the issuance of the 8.375% Senior Notes, PGL incurred approximately $14.2 million in debt financing costs, which have been deferred and are being amortized over the term of the 8.375% Senior Notes. On November 20, 2012, upon the consummation of the Merger of PGL, PGL and PGC assumed the obligations of the 8.375% Senior Notes. The 8.375% are fully and unconditionally guaranteed by PGL's subsidiaries (other than PGC). In August 2010, Borgata completed a refinancing of its existing debt structure, and thereby repaid all amounts due under its existing credit facility by issuing $400 million aggregate principal amount 9.5% Senior Secured Notes and $400 million aggregate principal amount 9.875% Senior Secured Notes. In connection with the issuance of the Senior Secured Notes, we incurred approximately $26,800 in debt financing costs, which have been deferred and are being amortized over the terms of the notes. On November 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% Senior Notes due December 2018. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries.
Retirements of Long-Term Debt
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

Distributions from Borgata
During the year ended December 31, 2010, primarily in connection with its debt refinancing, Borgata made distribution to us of $154.2 million, which included a return of capital of $30.8 million. This distribution was made on a one-time basis, at the time of its debt refinancing. Subsequently, the Borgata bank credit facility, as amended, allows for certain limited distributions to be made to its partners, and accordingly, we do not anticipate significant future distributions.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the years ended December 31, 2012, 2011 and 2010.

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

During the years ended December 31, 2012 and 2011 and 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our Boyd and Peninsula Gaming Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

Acquisition of IP Casino Resort Spa
On October 4, 2011, we completed our previously announced acquisition of the assets of the IP, for a purchase price of $280.6 million in cash, net of certain retrospective working capital adjustments. Following the closing of the transaction, we also made a charitable contribution to the Engelstad Family Foundation equal to an aggregate of $10 million, which is included in the net purchase price, and which funds are intended to be distributed on behalf of, and in the name of, Boyd Gaming, over five years to charitable organizations to be designated by Boyd Gaming. In addition, following the closing, we intend to perform certain capital improvement projects with respect to the IP with costs estimated to be $44 million. As of December 31, 2012, we have incurred a total of $29.5 million related to these improvement projects.

Disposition of Echelon project and Dania
We are committed to strengthening our balance sheet. For instance, on February 22, 2013, we and Dania Entertainment Center, LLC (the "Buyer") entered into an Asset Purchase Agreement (the "Agreement") for the sale of certain assets and liabilities of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering, for a purchase price of $65.5 million (the "Purchase Price"). The closing of the transactions contemplated by the Agreement is subject to certain closing conditions and is expected to occur at or before May 24, 2013.

On March 1, 2013, we entered into a definitive agreement with Genting to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE. The transaction was completed on March 4, 2013, and we received $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

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

Our estimated total capital expenditures for 2013 are expected to be approximately $153.0 million and are primarily comprised of $43.0 million for various maintenance capital expenditures across all our properties, $25.0 million for gaming equipment, $17.2 million for room renovations, and $17.1 million of certain capital improvement projects with respect to the IP. We intend to fund such capital expenditures through our Credit Facility and operating cash flows.

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
Borgata's CRDA obligations for the years ended December 31, 2012, 2011 and 2010 were $7.7 million, $8.1 million and $8.1 million, respectively, of which valuation provisions of $4.4 million, $3.5 million and $4.6 million, respectively, were recorded due to the respective underlying agreements.
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

Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $15.0 million based on its actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $5.1 million during each of the years ended December 31, 2011 and 2010, respectively.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. During the year ended December 31, 2012 and 2011, Borgata incurred expense of $6.1 million and $0.9 million for the pro rata share of the initial contribution to the ACA.

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

Borgata intends to incur $25 million during 2013, primarily on room remodel and various maintenance capital projects with such capital expenditures being funded through the credit facility and operating cash flows. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for loss profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and the Department has appealed the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeal at the State Supreme Court, we expect the offset issue will either be addressed by the Supreme Court or remanded back to District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, we will not record any gain until a final, non-appealable decision has been rendered. On July 6, 2012 the Department retracted its previous guidance requiring payment of sales tax, on complimentary and employee meals, for periods subsequent to February 15, 2012. The updated guidance defers the requirement to collect and remit sales tax, without interest or penalty, on complimentary and employee meals until the occurrence of a defined future event. Based on the Department's updated guidance, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties.

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
We received the 2010 tax assessment in January 2013 but have not received valuation notices or final tax rates for the years 2011 or 2012. The 2010 tax assessment increased the taxable property value approximately 46% over the 2009 settlement valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through December 31, 2012 could result in a total property tax obligation, net of previous payments, ranging between $5.0 million and $14.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $14.1 million for this property tax liability as of December 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2011 through December 31, 2012, which have not been received as of December 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2012:

	Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
CONTRACTUAL COMMITMENTS:
Long Term Debt
Boyd Gaming Corporation Debt:
Bank credit facility	$1,474,850	$42,500	$42,500	$1,389,850	$—	$—	$—
9.125% senior notes	500,000	—	—	—	—	—	500,000
9.00% senior notes	350,000	—	—	—	—	—	350,000
6.75% senior subordinated notes	215,668	—	215,668	—	—	—	—
7.125% senior subordinated notes	240,750	—	—	—	240,750	—	—
Other	158,141	10,341	—	—	—	—	147,800
	2,939,409	52,841	258,168	1,389,850	240,750	—	997,800

Peninsula Gaming Financing:
Bank credit facility	854,400	8,235	8,262	8,253	8,250	821,400	—
8.375% senior notes	350,000	—	—	—	—	—	350,000
Other	494	494	—	—	—	—	—
	$1,204,894	$8,729	$8,262	$8,253	$8,250	$821,400	$350,000

Borgata Debt:
Bank credit facility	$20,000	$—	$20,000	$—	$—	$—	$—
9.50% senior secured notes	398,000	—	—	398,000	—	—	—
9.875% senior secured notes	393,500	—	—	—	—	—	393,500
	811,500	—	20,000	398,000	—	—	393,500

Long-term debt	$4,955,803	$61,570	$286,430	$1,796,103	$249,000	$821,400	$1,741,300

Interest on Fixed Rate Debt
Boyd Gaming	$546,284	$110,308	$99,835	$95,589	$79,722	$78,197	$82,633
Peninsula Gaming	152,667	29,312	29,312	29,312	29,312	29,312	6,107
Borgata	323,935	76,687	76,668	68,686	38,858	38,858	24,178

Operating Leases
Boyd Gaming	$456,885	$15,872	$12,921	$11,590	$10,043	$9,875	$396,584
Borgata	357,266	7,195	6,864	6,480	6,414	6,382	323,931

PURCHASE OLBIGATIONS:
Entertainment Contracts
Boyd Gaming	$4,099	$4,099	$—	$—	$—	$—	$—
Borgata	4,058	1,300	1,352	1,406	—	—	—

Construction Projects
Boyd Gaming	$20,899	$20,779	$120	$—	$—	$—	$—
Borgata	—	—	—	—	—	—	—

Other
Boyd Gaming	$110,043	$45,979	$29,426	$5,171	$4,503	$2,657	$22,307
Borgata	2,313	2,313	—	—	—	—	—

OTHER LONG-TERM CONTRACTS:
Boyd Gaming	$614,138	$13,828	$25,185	$25,063	$25,015	$25,013	$500,034
Borgata	237,408	19,338	19,338	19,338	19,338	13,338	146,718

TOTAL CONTRACTUAL OBLIGATIONS	$7,785,798	$408,580	$587,451	$2,058,738	$462,205	$1,025,032	$3,243,792

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

On February 22, 2013, we and Dania Entertainment Center, LLC (the "Buyer") entered into an Asset Purchase Agreement (the "Agreement") for the sale of certain assets and liabilities of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering, for a purchase price of $65.5 million (the "Purchase Price"). The closing of the transactions contemplated by the Agreement is subject to certain closing conditions and is expected to occur at or before May 24, 2013.

On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash. The sale agreement includes the 87-acre land parcel, as well as site improvements. The transaction was completed on March 4, 2013, and we received $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.
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

Outstanding Letters of Credit
At December 31, 2012 and 2011, we had outstanding letters of credit totaling $14.5 million and $15.5 million, respectively.

Other Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps, interest rate collars and interest rate caps.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; preservation of assets held for development; application of acquisition method of accounting to our controlling interest in Borgata; valuation of indefinite-lived intangible assets and goodwill; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

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

Our long-lived assets were carried at $3.96 billion at December 31, 2012, or 62.5% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

As further discussed in Note 4, Property and Equipment, Net, during the year ended December 31, 2012, we recognized $39.4 million of non-cash impairment charges related to various parcels of undeveloped land. As further discussed in Note 4, Assets Held for Development, we also recognized $993.9 million of non-cash impairment charges related to our Echelon project including land, and construction in progress based on the difference between the book value of the assets and the estimated realizable value of the assets.

Disposal of Assets Held for Development
In August 2008, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market.
The further delay of the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets. These impairment tests were comprised of an appraisal of the development and an analysis of its future undiscounted cash flow, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs.
We initially performed this evaluation during the year ended December 31, 2009. We updated these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our in initial cash flow assumptions. The outcome of this evaluation resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $1.3 billion at December 31, 2011.
In December 2012, we reconsidered our commitment to complete the Echelon project and concluded we would not resume development. As a result of this decision, we now expect to dispose of the assets. We updated our impairment analysis to compare the difference between the book value of the assets and the estimated realizable value of the assets. Based on this scenario, we recognized an impairment at December 31, 2012, of $993.9 million based on the difference between the book value of the assets and the estimated realizable value of the assets as discussed in Note 4, Property and Equipment, and Note 5, Assets Held for Development. Due to the termination of the project, no additional project costs will be capitalized.

Application of Acquisition Method of Accounting
Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012, by and among the Company, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC ("PGP") and Peninsula Gaming, LLC, under which an indirect wholly owned subsidiary of the

Company acquired 100% of the outstanding common shares of Peninsula Gaming, the assets and assumed the liabilities. The acquisition added five properties from three different states including Kansas, Iowa and Louisiana. Peninsula Gaming owns and operates Diamond Jo casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off track betting facilities in Louisiana, Diamond Jo casino in Northwood, Iowa, Amelia Belle casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center ("Kansas Star") near Wichita, Kansas. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. As a result of the Peninsula Acquisition, the Company will be able to expand its operations to the new geographical areas. The net purchase price, after adjustment for working capital and other items was approximately $1.48 billion.
The financial position of Peninsula Gaming is consolidated in our consolidated balance sheet as of December 31, 2012. In total, Peninsula Gaming represents 25.4% of our consolidated total assets at December 31, 2012, respectively. During the year ended December 31, 2012, PGL contributed $56.9 million in net revenues for the period from November 20, 2012 through December 31, 2012.

Acquisition of IP Casino Resort Spa ("IP")
On October 4, 2011, we completed the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the Imperial Palace Biloxi , on an as-is basis. The net purchase price was approximately $280.6 million. In addition to the net purchase price, the Company intends to perform certain capital improvement projects with respect to the property at an estimated cost of $44 million. The business combination resulted in the recording of a bargain purchase gain of approximately $4.6 million, due to the excess fair value of net identifiable assets over the total consideration, and is reflected in other income on the consolidated statement of operations during the year ended December 31, 2011.

Consolidation of Borgata
Upon effectively obtaining control of Borgata, we were required to apply acquisition method of accounting in accordance with the authoritative accounting guidance for business combinations. The application of the acquisition method of accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.

The provisional fair value measurements and estimates of these items were subsequently refined during the one-year measurement period. We had provisionally recorded these fair values using an earnings valuation multiple model, because, at the time of the preliminary estimate, we had not completed our procedures with respect to the independent valuation of the business enterprise and Borgata's tangible and intangible assets. Our subsequent valuation procedures have necessitated a revision of the valuation of the provisional assets and liabilities. Thus, upon finalization of our valuation, certain measurement period adjustments were identified and retrospectively recorded as of December 31, 2010. These measurement period adjustments materially shifted the value of certain tangible and intangible assets. We have applied the measurement period adjustments retrospectively to the consolidated balance sheet reported as of December 31, 2010. However, the impact on the consolidated statement of operations for the year ended December 31, 2010, as retrospectively adjusted, to the statement as reported was not material, and was therefore not adjusted for any measurement period adjustments. The revisions to the provisional values of assets consists of reallocations of certain tangible assets and the recordation of other intangible assets; the accrual of certain liabilities, including the recording of the deferred tax effect of the appreciated asset values; and the resulting effect on the fair value of the controlling and noncontrolling interests.

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

The financial position of Borgata is consolidated in our consolidated balance sheet as of December 31, 2012 and 2011; and during the year ended December 31, 2010, we recorded a step up to the basis of Borgata's historical financial statements of $16.8 million, which is an appreciation over their historical book basis of approximately 1%.

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

At December 31, 2012, the carrying value of our trademarks was $186.8 million, which includes the addition of $50.8 million related to the acquisition of Peninsula Gaming and $60.0 million related to the consolidation of Borgata. At December 31, 2012, the fair value of our trademarks exceeded their carrying value. At December 31, 2011, the carrying value of our trademarks was $136 million, which includes the addition of $25.3 million related to the acquisition of IP and $65 million related to the consolidation of Borgata during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the fair value of our trademarks exceeded their carrying value.

These indefinite-lived intangible assets are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. Our impairment test, performed in the second quarter of 2011 did not result in any impairment of these intangible assets during the year ended December 31, 2011. We did however, perform an interim test with respect to the Borgata trademark, and recorded a $5.0 million impairment of the Borgata trademark during the year ended December 31, 2011, based on a degradation in their forecasted revenues due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, Borgata's projected future results will be further negatively impacted by the opening of a new property in Atlantic City, which was announced in February 2011.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2012. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The two methodologies were weighted 80.0% toward the income approach and 20.0% toward the market approach, to arrive at an overall fair value. At December 31, 2012 and 2011, the fair value of our reporting units exceeded their carrying value. At such dates, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed at either December 31, 2012 or 2011.

Although we satisfied Step One by a fair margin for each reporting unit tested certain underlying assumptions and variables could greatly impact the results of future tests.

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

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change would result in the failure of the Step One test, and a resulting impairment of our goodwill in an amount up to its book value of $694.9 million.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2012, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $0.2 million.

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

Our balance for uncertain tax benefits as of December 31, 2012 was $38.4 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

Accounting Standards Update 2012-02 Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment ("Update 2011-02")
In July 2012, the Financial Accounting Standards Board ("FASB") issued Update 2012-02 which is an amendment to Topic 350-30 of the Accounting Standards Codification ("ASC").

The objective of Update 2012-02 is to amend ASC 350-30 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to its carrying value. If the fair value is less than the carrying value, the entity must record an impairment.

Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. In September 2012, the Company adopted Update 2012-02. Update 2012-02 will not have a material impact on the computation of the impairment of indefinite-lived intangible assets.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
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
Borrowings under Boyd's Credit Facility are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%. Pursuant to the Credit Facility, (i) at any time and to the extent that the Incremental Term Loan is a Eurodollar Rate Loan, the Incremental Term Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annual equal to the “effective Eurodollar

Rate” for such period plus 4.75%, and (ii) at any time and to the extent that the Incremental Term Loan is a Base Rate Committed Loan, the Incremental Term Loan shall bear interest on the outstanding principal amount thereof at a rate per annum equal to the Base Rate for such Interest Period plus 3.75%. The applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio. The applicable margin on the outstanding balance on the extended revolving facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate).
Borrowings under Peninsula Gaming's Credit Facility consist of the Term Loan and the Revolver. The applicable margin on the outstanding balance on the Term Loan is (i) 4.50% (if using LIBOR), or 3.50% (if using the base rate). The applicable margin on the outstanding balance on the Revolver is (i) 4.00% (if using LIBOR) or 3.00% (if using the base rate). In addition, Peninsula Gaming will incur a commitment fee on the unused portion of the Credit Facility at a per annum rate of 0.50%. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.
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
Historically, we have attempted to manage the impact of interest rate risk on Boyd's long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes.
The Company previously entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Credit Facility. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating rate debt to a fixed rate. The interest rate swap agreements terminated on June 30, 2011.
The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. For our debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The weighted-average variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows.

	Expected Maturity Date
	Year Ending December 31,
	2013	2014	2015	2016	2017		Thereafter	Total	Fair Value
	(In thousands, except percentages)
Boyd Gaming Corporation Debt
Long-term debt (including current portion):
Fixed-rate	$10,341	$215,668	$—	$240,750	$—		$850,000	$1,316,759	$1,447,574
Average interest rate	8.3%	7.2%	7.2%	9.1%	9.1%		9.1%	8.3%
Variable-rate	$42,500	$42,500	$1,389,850	$—	$—		$147,800	$1,622,650	$1,508,516
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%		4.2%	4.2%

Peninsula Gaming
Long-term debt (including current portion):
Fixed-rate	$479	$12	$3	$—	$—		$350,000	$350,494	$368,215
Average interest rate	8.4%	8.4%	8.4%	8.4%	8.4%		8.4%	8.4%
Variable-rate	$8,250	$8,250	$8,250	$8,250	$821,400		$—	$854,400	$868,838
Average interest rate	5.7%	5.7%	5.7%	5.7%	5.7%		—%	5.7%

Borgata Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$398,000	$—	$—		$393,500	$791,500	$776,100
Average interest rate	9.7%	9.7%	9.7%	9.9%	9.9%	—	9.9%	9.8%
Variable-rate	$—	$20,000	$—	$—	$—		$—	$20,000	$20,000
Average interest rate	4.9%	4.9%	—%	—%	—%		—%	4.9%
As of December 31, 2012, Boyd, Peninsula Gaming, and Borgata's long-term variable-rate borrowings represented approximately 50.2%. 70.9%, and 2.5%, of total long-term debt, respectively. Based on December 31, 2012 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $14.8 million, $0.3 million, and $0.2 million for Boyd, Peninsula Gaming and Borgata respectively.

The following table provides other information about our long-term debt at December 31, 2012.

	December 31, 2012
	Outstanding Face Amount		Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Corporation Debt
Bank credit facility	$1,474,850		$1,466,635	$1,508,516	Level 2
9.125% senior notes due 2018	500,000		492,680	523,995	Level 1
9.00% Senior Notes due 2020	350,000		350,000	347,158	Level 1
6.75% senior subordinated notes due 2014	215,668		215,668	216,460	Level 1
7.125% senior subordinated notes due 2016	240,750		240,750	236,537	Level 1
Other	158,141		125,475	123,424	Level 3
Total Boyd Gaming Debt	2,939,409		2,891,208	2,956,090

Peninsula Gaming Financing
Bank credit facility	854,400	—	854,400	868,838	Level 2
8.375% senior notes due 2018	350,000	350,000,000	350,000	367,721	Level 1
Other	494		491	494
Total Peninsula Gaming Debt	1,204,894		1,204,891	1,237,053

Borgata Debt
Borgata bank credit facility	20,000		20,000	20,000	Level 2
9.50% senior secured notes due 2015	398,000		389,547	402,275	Level 1
9.875% senior secured notes due 2018	393,500		383,777	373,825	Level 1
Total Borgata Debt	811,500		793,324	796,100

Total long-term debt	$4,955,803		$4,889,423	$4,989,243
The estimated fair value of Boyd, and Peninsula Gaming's credit facility is based on a relative value analysis performed on or about December 31, 2012. The estimated fair value of the Borgata bank credit facility, as amended, at December 31, 2012 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of Boyd's senior subordinated and senior notes, Peninsula Gaming's senior notes, and Borgata's senior secured notes are based on quoted market prices as of December 31, 2012. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2012.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2012, based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On November 20, 2012, we completed the Peninsula acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly-owned subsidiary of the Company acquired the assets and assumed the liabilities. The Peninsula Acquisition added five properties from three different states including Kansas, Iowa and Louisiana. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. However, we have elected to exclude Peninsula Gaming from the scope of our report on internal control over financial reporting as of December 31, 2012. The financial position of Peninsula Gaming represented approximately 25.3% of our total assets at December 31, 2012, and its results of operations increased our net revenues by 2.3% and decreased our operating loss by 0.6%, during the year ended December 31, 2012.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Peninsula Gaming, LLC (“Peninsula Gaming”), which was acquired on November 20, 2012. The financial position of Peninsula Gaming represents approximately 25.3% of the Company's total assets at December 31, 2012, and its results of operations increased the Company's net revenues by 2.3% and decreased its operating loss by 0.6%, during the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting for Peninsula Gaming. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 16, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 16, 2013

ITEM 9B.    Other Information
None

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

PART IV

ITEM 15.    Exhibits Financial Statement Schedules

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

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries as at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 16, 2013

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2012 and 2011
______________________________________________________________________________________________________

	December 31,
	2012	2011
	(In thousands except per share data)
ASSETS
Current assets
Cash and cash equivalents	$192,828	$178,756
Restricted cash	22,900	15,753
Accounts receivable, net	62,040	58,589
Inventories	18,618	17,493
Prepaid expenses and other current assets	48,709	47,465
Income taxes receivable	2,875	3,268
Deferred income taxes and current tax assets	7,623	21,570
Total current assets	355,593	342,894
Property and equipment, net	3,624,988	3,542,108
Assets held for development	331,770	1,089,819
Debt financing costs, net	85,468	32,099
Restricted investments held by variable interest entity	21,382	21,367
Other assets, net	98,425	67,173
Intangible assets, net	1,119,638	574,018
Goodwill, net	694,929	213,576
Total assets	$6,332,193	$5,883,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$61,570	$43,230
Accounts payable	91,210	98,015
Accrued liabilities	364,542	295,459
Deferred income taxes and income taxes payable	8,129	5,630
Current maturities of non-recourse obligations of variable interest entity	225,113	29,686
Total current liabilities	750,564	472,020
Long-term debt, net of current maturities	4,827,853	3,347,226
Deferred income taxes	139,943	379,958
Other long-term tax liabilities	43,457	45,598
Other liabilities	103,249	71,193
Non-recourse obligations of variable interest entity	—	192,980
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,871,977 and 86,572,098 shares outstanding	869	863
Additional paid-in capital	655,694	644,174
Retained earnings (accumulated deficit)	(351,810)	557,055
Accumulated other comprehensive income	(962)	—
Total Boyd Gaming Corporation stockholders’ equity	303,791	1,202,092
Noncontrolling interest	163,336	171,987
Total stockholders’ equity	467,127	1,374,079
Total liabilities and stockholders’ equity	$6,332,193	$5,883,054

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUES
Operating revenues:
Gaming	$2,110,233	$1,986,644	$1,812,487
Food and beverage	417,506	388,148	347,588
Room	264,903	246,209	211,046
Other	145,460	135,176	123,603
Gross revenues	2,938,102	2,756,177	2,494,724
Less promotional allowances	450,676	419,939	353,825
Net revenues	2,487,426	2,336,238	2,140,899
COST AND EXPENSES
Operating costs and expenses:
Gaming	1,011,064	924,451	859,818
Food and beverage	219,921	200,165	180,840
Room	55,531	56,111	49,323
Other	111,075	108,907	99,458
Selling, general and administrative	452,926	394,991	369,217
Maintenance and utilities	155,016	153,512	140,722
Depreciation and amortization	214,332	195,343	199,275
Corporate expense	50,719	48,962	48,861
Preopening expense	11,541	6,634	7,459
Impairments of assets	1,053,526	6,051	—
Other operating items, net	6,650	8,007	4,713
Total operating costs and expenses	3,342,301	2,103,134	1,959,686
Operating income from Borgata	—	—	8,146
Operating income (loss)	(854,875)	233,104	189,359
Other expense (income):
Interest income	(1,169)	(46)	(5)
Interest expense, net of amounts capitalized	290,004	250,731	180,558
Fair value adjustment of derivative instruments	—	265	480
(Gain) loss on early retirements of debt	—	14	(2,758)
Gain on equity distribution	—	—	(2,535)
Other income	137	(11,582)	(10,000)
Other non-operating expenses	—	—	3,133
Total other expense, net	288,972	239,382	168,873
Income (loss) before income taxes	(1,143,847)	(6,278)	20,486
Income taxes	220,772	(1,721)	(8,236)
Net income (loss)	(923,075)	(7,999)	12,250
Net (income) loss attributable to noncontrolling interest	14,210	4,145	(1,940)
Net income (loss) attributable to Boyd Gaming Corporation	$(908,865)	$(3,854)	$10,310
Basic net income (loss) per common share	$(10.37)	$(0.04)	$0.12
Weighted average basic shares outstanding	87,652	87,263	86,601
Diluted net income (loss) per common share	$(10.37)	$(0.04)	$0.12
Weighted average diluted shares outstanding	87,652	87,263	86,831
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(923,075)	$(7,999)	$12,250
Other comprehensive income, net of tax:
Fair value of derivative instruments, net	5,539	11,562	6,416
Fair value of adjustments to available-for-sale securities	(962)	—	—
Comprehensive income (loss)	(918,498)	3,563	18,666
Less: other comprehensive income (loss) attributable to noncontrolling interest	5,539	3,968	(4,116)
Less: net income (loss) attributable to noncontrolling interest	(14,210)	(4,145)	1,940
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$(909,827)	$3,740	$20,842
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit)	Loss, Net	Interest	Equity
	(In thousands, except share data)
Balances, January 1, 2010	86,130,454	$861	$623,035	$550,599	$(18,126)	$—	$1,156,369
Net income (loss)	—	—	—	10,310	—	1,940	12,250
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	10,532	(4,116)	6,416
Stock options exercised	114,524	1	669	—	—	—	670
Share-based compensation costs	—	—	11,324	—	—	—	11,324
Noncontrolling interest attributable to Borgata	—	—	—	—	—	219,256	219,256
Noncontrolling interest attributable to LVE	—	—	—	—	—	(44,916)	(44,916)
Balances, December 31, 2010	86,244,978	862	635,028	560,909	(7,594)	172,164	1,361,369
Net income (loss)	—	—	—	(3,854)	—	(4,145)	(7,999)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	7,594	3,968	11,562
Stock options exercised	72,757	1	396	—	—	—	397
Release of restricted stock units	254,363	—	(383)	—	—	—	(383)
Tax effect of share-based compensation arrangements	—	—	(863)	—	—	—	(863)
Share-based compensation costs	—	—	9,996	—	—	—	9,996
Balances, December 31, 2011	86,572,098	863	644,174	557,055	—	171,987	1,374,079
Net income (loss)	—	—	—	(908,865)	—	(14,210)	(923,075)
Capital investment attributable to noncontrolling interest	—	—	—	—	—	20	20
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	5,539	5,539
Unrealized loss on investment available for sale	—	—	—	—	(962)	—	(962)
Stock options exercised	16,835	—	117	—	—	—	117
Release of restricted stock units, net of tax	283,044	3	(252)	—	—	—	(249)
Tax effect from share-based compensation arrangements	—	—	(586)	—	—	—	(586)
Share-based compensation costs	—	—	12,247	—	—	—	12,247
Other	—	3	(6)	—	—	—	(3)
Balances, December 31, 2012	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$(923,075)	$(7,999)	$12,250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	214,332	195,343	199,275
Amortization of debt financing costs	21,616	11,853	5,369
Amortization of discounts on debt	3,716	3,390	1,294
Share-based compensation expense	12,247	9,996	11,324
Deferred income taxes	(218,594)	(2,381)	6,284
Operating and non-operating income from Borgata	—	—	(5,013)
Distributions of earnings received from Borgata	—	—	1,910
Gain on equity distribution	—	—	(2,535)
Noncash asset write-downs	1,053,526	7,764	—
Gain on insurance settlement	(7,098)	—	—
Gain on insurance subrogation settlement	(7,694)	—	—
(Gain) loss on early retirements of debt	—	14	(2,758)
Bargain purchase gain	—	(4,582)	—
Other operating activities	8,959	8,392	(5,635)
Changes in operating assets and liabilities:
Restricted cash	(3,858)	3,741	(3,326)
Accounts receivable, net	9,475	(11,794)	(3,808)
Inventories	575	114	(519)
Prepaid expenses and other current assets	7,192	(3,673)	(3,371)
Income taxes receivable	450	2,010	15,658
Other long-term tax assets	(12,537)	6,601	(4,725)
Other assets, net	1,065	(2,839)	(3,038)
Accounts payable and accrued liabilities	(12,385)	42,910	36,934
Income taxes	—	(5,905)	805
Other long-term tax liabilities	601	5,815	2,305
Other liabilities	(6,068)	(5,260)	10,711
Net cash provided by operating activities	142,445	253,510	269,391
Cash Flows from Investing Activities
Capital expenditures	(125,974)	(87,224)	(75,958)
Cash paid for acquisitions, net of cash received	(1,324,198)	(278,456)	—
Cash paid to acquire development agreement	—	(24,450)	—
Net cash effect upon change in controlling interest in Borgata	—	—	26,025
Net cash effect upon consolidation of variable interest entity	—	—	41
Change in restricted investments	—	26,801	(1,131)
Other investing activities	15,013	542	2,146
Net cash used in investing activities	(1,435,159)	(362,787)	(48,877)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Financing Activities
Borrowings under bank credit facility	787,100	391,329	758,774
Payments under bank credit facility	(951,250)	(183,579)	(1,250,674)
Borrowings under Peninsula bank credit facility	871,100	—	—
Payments against Peninsula bank credit facility	(16,700)	—	—
Borrowings under Borgata bank credit facility	632,700	741,300	533,673
Payments under Borgata bank credit facility	(652,900)	(762,000)	(1,105,062)
Proceeds from issuance of senior notes, net	700,000	—	490,000
Proceeds from issuance of Borgata senior secured notes, net	—	—	773,176
Debt financing costs, net	(65,083)	(15,374)	(27,057)
Payments on retirements of long-term debt	—	(8,198)	(187,693)
Payments under note payable	—	—	(46,875)
Payments on non-recourse debt of variable interest entity	—	(27,000)	—
Proceeds from issuance of non-recourse debt by variable interest entity	3,374	7,199	18,091
Payments on loans to variable interest entity's members	(928)	(592)	(1,194)
Distributions from Borgata	—	—	(123,422)
Other financing activities	(627)	(675)	170
Net cash provided by (used in) financing activities	1,306,786	142,410	(168,093)
Change in cash and cash equivalents	14,072	33,133	52,421
Cash and cash equivalents, beginning of period	178,756	145,623	93,202
Cash and cash equivalents, end of period	$192,828	$178,756	$145,623

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$239,871	$233,043	129,070
Cash paid (received) for income taxes, net of refunds	492	4,946	(9,661)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$15,810	$6,324	$8,798
Increase (decrease) in fair value of derivative instruments	—	11,931	17,742
Increase in term loan under Credit Facility	—	350,000	—
Extinguishment of previous Borgata credit facility with advance from new Borgata credit facility	—	—	73,010

Fair Value of Peninsula Gaming Assets Acquired and Liabilities Assumed
Accounts receivable, net	$6,217	$—	$—
Inventories	1,839	—	—
Prepaid expenses and other current assets	40,554	—	—
Property and equipment, net	430,093	—	—
Intangible assets	577,501	—	—
Other assets	49,339	—	—
Fair value of assets acquired, net of cash received	$1,105,543	$—	$—

Accounts payable	$19,231	$—	$—
Accrued liabilities	48,165	—	—
Obligations under assessment arrangements	26,444	—	—
Other liabilities	15,919	—	—
Fair value of liabilities assumed	109,759	—	—
Fair value of net assets	$995,784	$—	$—

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Fair Value of IP Assets Acquired and Liabilities Assumed
Accounts receivable, net	$—	$1,230	$—
Inventories	—	1,579	—
Prepaid expenses and other current assets	—	6,638	—
Property and equipment, net	—	264,703	—
Intangible assets	—	28,600	—
Fair value of assets acquired, net of cash received	$—	$302,750	$—

Accounts payable	$—	$3,018	$—
Accrued liabilities	—	14,182	—
Deferred income taxes	—	2,512	—
Fair value of liabilities assumed	—	19,712	—
Fair value of net assets	$—	$283,038	$—

Fair Value of Assets Acquired and Liabilities Assumed Under Development Agreement
Intangible assets	$—	$21,373	$—
Note receivable	—	3,077	—
Fair value of assets acquired	$—	$24,450	$—

Fair Value of Assets Acquired and Liabilities Consolidated (net of Cash Recorded) Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$—	$—	$29,099
Inventories	—	—	4,118
Prepaid expenses and other current assets	—	—	9,201
Deferred income taxes	—	—	1,290
Property and equipment, net	—	—	1,293,792
Intangible assets	—	—	14,000
Indefinite-lived intangible assets	—	—	65,000
Other assets, net	—	—	36,641
Fair value of assets consolidated	$—	$—	$1,453,141

Current maturities of long-term debt	$—	$—	$632,289
Accounts payable	—	—	8,729
Income taxes payable	—	—	7,579
Accrued liabilities	—	—	66,854
Other liabilities	—	—	40,204
Fair value of liabilities assumed	$—	$—	$755,655

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Assets and Liabilities Consolidated (net of Cash Recorded) Due to Consolidation of Variable Interest Entity
Accounts receivable, net	$—	$—	$1,351
Assets held for development	—	—	163,806
Debt financing costs, net	—	—	3,647
Restricted investments	—	—	48,168
Total assets consolidated, net of cash	$—	$—	$216,972

Accounts payable	$—	$—	$393
Accrued liabilities	—	—	1,040
Obligations of variable interest entity	—	—	243,059
Other liabilities	—	—	19,904
Noncontrolling interests	—	—	(47,092)
Total liabilities and noncontrolling interests consolidated	$—	$—	$217,304

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
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
We are a diversified operator of 21 wholly owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana, Kansas, Iowa and New Jersey which we aggregate in order to present the following five reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Peninsula Gaming
Diamond Jo	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Amelia Belle Casino	Amelia, Louisiana
Kansas Star Casino	Mulvane, Kansas

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Dania Jai-Alai
We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida. The results of Dania Jai-Alai are included as part of the “Other” category in our segment information. As discussed in Note 24, Subsequent Events, on February 22, 2013, we and Dania Entertainment Center, LLC ("Dania Entertainment") entered into an Asset Purchase Agreement (the "New Dania Agreement") for the sale of certain assets and liabilities of the Dania Jai-Alai Business, for a purchase price of $65.5 million. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.

Echelon Development
Additionally, we owned 87 acres of land on the Las Vegas Strip, where our multibillion dollar Echelon development project (“Echelon”) was to be located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. We originally expected to resume development in the project in three to five years. However, as discussed in Note 5, Assets Held for Development, and Note 24, Subsequent Events, in December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development.

On March 1, 2013, we entered into a definitive agreement with Genting Assets, Inc. (“Genting”) to sell the Echelon site for $350 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE Energy Partners, LLC (“LVE”). See “Development Project-Central Energy Facility.” The transaction was completed on March 4, 2013, and we received $157 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

Basis of Presentation
Acquisition of Peninsula Gaming, LLC
On November 20, 2012, we completed the acquisition of Peninsula Gaming, LLC ("Peninsula Gaming") pursuant to an Agreement and Plan of Merger, under which an indirect wholly owned subsidiary of the Company acquired the assets and assumed the liabilities of Peninsula Gaming. The net purchase price, after adjustment for working capital and other items, was approximately $1.48 billion. The acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012.

Acquisition of IP
On October 4, 2011, we completed the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million.

The financial position of IP is included in our consolidated balance sheets as of December 31, 2012 and 2011; its results of its operations for the full year ended December 31, 2012 and the period from October 4 through December 31, 2011 are included in our consolidated statements of operations and cash flows for the years ended December 31, 2012, and 2011.

Effective Control of Borgata
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) ("MGM") (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM's participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM's divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 3, Consolidation of Certain Interests. This resulting change in control required acquisition method of accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date of effective control.

The financial position of Borgata is included in our consolidated balance sheets as of December 31, 2012 and 2011; its results of operations for the years ended December 31, 2012 and 2011 and the period from March 24 through December 31, 2010 are included in our consolidated statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010. Prior period amounts were not restated or recasted as a result of this change. We recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity. At December 31, 2012 and 2011, approximately $1.39 billion and $1.44 billion, respectively, of our consolidated total assets are related to Borgata.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Consolidation of Variable Interest Entity
LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. We had entered into an Energy Sales Agreement (the "ESA") with LVE to design, build, own (other than the underlying real property which is leased from Echelon) and operate a district energy system and central energy center for our planned Echelon resort development. The ESA”) with LVE provides electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

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

LVE began construction of the facility in 2007 but suspended construction in January 2009, after our announcement of the delay of Echelon. On April 3, 2009, LVE notified us that, in its view, Echelon would be in breach of the ESA unless it recommences and proceeds with construction of the Echelon development project by May 6, 2009.

On March 7, 2011, Echelon and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee Agreement (the "Periodic Fee Agreement"). LVE had agreed not to initiate any litigation with respect to its April 3, 2009 claim of an alleged breach of the ESA and both Echelon and LVE have mutually agreed that neither LVE nor Echelon would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. Under the Periodic Fee Agreement, Echelon had agreed to pay LVE, beginning March 4, 2011, a monthly periodic fee (the “Periodic Fee”) and an operation and maintenance fee until Echelon either (i) resumed construction of the project or (ii) exercised its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee was fixed at $11.9 million annually through November 2013. Thereafter, the amount of the Periodic Fee was to be approximately $10.8 million annually. The operation and maintenance fee cannot exceed $0.6 million per annum without Echelon's prior approval.

On January 27, 2013, the Purchase Option Agreement was amended. Under the Amended Purchase Option Agreement, Echelon Resorts LLC ("Echelon Resorts") had the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $187.0 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would have been terminated concurrent with the purchase of the LVE

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

assets pursuant to the Purchase Option Agreement, as amended.
On March 1, 2013, as part of the sale of the Echelon site, we entered into a definitive agreement with LVE to permit Genting to acquire LVE's power plant improvements on the Echelon site. The transaction was completed on March 4, 2013 and Genting paid LVE $187.0 million at the closing.

Other Investments
Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method.

Intercompany Transactions
All material intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash
Restricted cash consists primarily of advance payments related to: (i) future bookings with our Hawaiian travel agency; and (ii) amounts restricted by regulation for racing purposes at Delta Downs and Evangeline Downs. Certain of these restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less.
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

The activity comprising our allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Beginning balance, January 1	$28,491	$26,514	$4,169
Additions due to consolidation of Borgata	—	—	24,212
Additions due to acquisition of IP	—	2,072	—
Additions	1,549	3,864	2,766
Deductions	(4,347)	(3,959)	(4,633)
Ending balance	$25,693	$28,491	$26,514

Management does not believe that any significant concentrations of credit risk existed as of December 31, 2012.

Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All resulting recognized impairment charges are recorded as operating expenses. See Note 18, Impairments and Other Operating Items, Net, for a discussion of impairment charges related to our long-lived assets.

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

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the years ended December 31, 2012 and 2011 was $1.0 million and $0.4 million, respectively. There were no activities or expenditures which qualified for interest capitalization during the year ended December 31, 2010.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Restricted Investments
In accordance with the terms of the tax-exempt loan agreements, which are the obligations of LVE, unused proceeds are required to be held in escrow pending approval of construction expenditures. These investments are held in an interest-bearing account.
CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Our net deposits with the CRDA, held by Borgata, eligible to be used to fund qualified investments were $28.5 million and $25.9 million as of December 31, 2012 and 2011, respectively, and are included in other assets, net, on our consolidated balance sheets.

Peninsula Gaming Investments
Peninsula Gaming has an investment in $22.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair-value. The fair value at December 31, 2012 was $17.9 million. At December 31, 2012, $0.3 million is included as a current asset in other current assets, and $17.6 million is included in long-term other assets, net.

Future maturities of the City Bonds, excluding the discount, at December 31, 2012 for the years ending December 31 are summarized as follows:

City Bond Maturities	(In thousands)
2013	$330
2014	355
2015	380
2016	410
2017	440
Thereafter	20,520
Total	$22,435
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

Indefinite-Lived Intangible Assets
Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, historically performed in the second quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

During the fourth quarter of 2012, the Company changed the date of its annual indefinite-lived intangible assets impairment test dates to October 1 to better align with the Company's annual financial planning process. Prior to the fourth quarter of 2012, the Company performed annual impairment tests on defined sub-sets of its indefinite-lived intangible assets on January 1, April 1 and October 1. The January 1 and April 1 tests were performed on their respective test dates during 2012, and did not result in any impairment.

Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized. Goodwill is not subject to amortization, but it is subject to an annual impairment test and between annual test dates in certain circumstances.
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

During the fourth quarter of 2012, the Company changed the date of its annual goodwill impairment test dates to October 1. Prior to the fourth quarter of 2012, the Company performed annual impairment tests on its goodwill on April 1 and October 1 for different reporting units. The change in the impairment test dates for all reporting units to October 1 did not delay, accelerate or avoid an impairment charge. The April 1 test performed during 2012 prior to the change did not result in any impairment. Management believes that the new impairment test date is preferable because it is more closely aligned with the Company's annual financial planning and budgeting process. These financial plans are a key component utilized in the annual impairment testing process. The change in the impairment test dates constitutes a change in accounting principle under ASC 250, “Accounting for Changes and Error Corrections,” and had no impact on the Company's consolidated balance sheet, statement of operations or cash flows. The Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2012 without the use of hindsight.  As such, the Company has prospectively applied the change in annual goodwill impairment testing date from October 1, 2012.

Slot Bonus Point Program
We have established promotional programs to encourage repeat business from frequent and active slot machine customers and patrons. Members earn points based on gaming activity and such points can be redeemed for cash, complimentary slot play, and other free goods and services. We record bonus points redeemed for complimentary slot play as a reduction to gaming revenue and bonus points redeemed for free goods and services as promotional allowances. The accruals are based on estimates and assumptions regarding the mix of cash, complimentary slot play, and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals. The slot bonus point accrual is included in accrued liabilities on our consolidated balance sheets.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$34,500	$31,721	$27,825
Additions
Charged to costs and expenses	103,802	89,464	77,307
Due to consolidation of Borgata	—	—	15,544
Due to acquisitions	359	1,111	—
Payments made	99,998	87,796	88,955
Ending Balance	$38,663	$34,500	$31,721

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
During the years ended December 31, 2011 and 2010, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments was recorded in period earnings.
Derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. Certain interest rate swap contract liabilities included in our consolidation of LVE are recorded in other liabilities on the consolidated balance sheets at December 31, 2012 and 2011.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of stockholders' equity. The cumulative balance of other comprehensive income (loss) consists of fair value adjustments related to hedged derivative instruments and unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest
At December 31, 2012 and 2011, noncontrolling interests are comprised of: (i) the 50% interest in Borgata, held in trust for the economic benefit of MGM; and (ii) all 100% of the members' equity interest in LVE, the variable interest entity, which is consolidated in our financial statements, but in which we hold no equity interest. Noncontrolling interests are reported as a separate component of our stockholders' equity in our consolidated balance sheet. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Room revenue recognition criteria are met at the time of occupancy.
Food and beverage revenue recognition criteria are met at the time of service.

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as a promotional allowance. Promotional allowances also include incentives earned in our slot bonus program such as cash, complimentary play, and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and to a lesser extent for goods or services, depending upon the property.
The amounts included in promotional allowances for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rooms	$144,605	$130,168	$109,268
Food and beverage	191,419	175,391	159,229
Other	114,652	114,380	85,328
Total promotional allowances	$450,676	$419,939	$353,825

The estimated costs of providing such promotional allowances for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rooms	$62,323	$58,821	$53,928
Food and beverage	182,138	158,881	159,617
Other	21,641	18,092	16,884
Total cost of promotional allowances	$266,102	$235,794	$230,429

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $270.3 million, $258.4 million and $256.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $38.3 million, $33.1 million and $31.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Corporate Expense
Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations. Corporate expense totaled $50.7 million, $49.0 million and $48.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Preopening Expenses
Certain costs of start-up activities are expensed as incurred. The following reconciles our preopening expenses to provide the amounts incurred, net of the amounts eliminated upon the consolidation of LVE.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Preopening expense:
Amounts incurred by Boyd Gaming Corporation	$22,437	$17,492	$8,405
Amounts eliminated upon consolidation of LVE	(10,896)	(10,858)	(946)
Amounts reported in our consolidated statements of operations	$11,541	$6,634	$7,459
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
The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Expected stock price volatility	77.11%	79.70%	72.90%
Annual dividend rate	—	—	—
Risk-free interest rate	0.55%	0.40%	0.90%
Expected option life (in years)	4.3	3.0	4.3
Estimated fair value per share	$3.04	$3.44	$4.67

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

The weighted average number of common and common share equivalent shares used in the calculations of basic and diluted earnings per share calculations for the years ended December 31, 2012, 2011and 2010, consisted of the following amounts:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Weighted average shares outstanding:
Basic	87,652	87,263	86,601
Potential dilutive effect	—	—	230
Diluted	87,652	87,263	86,831

Anti-dilutive options totaling 8.1 million have been excluded from the computation of diluted earnings per share during the years ended December 31, 2010, as these shares were out of the money. Due to the net losses for the years ended December 31, 2012 and 2011, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding.

Comprehensive Income (Loss)
In January 2012, the Company adopted guidance requiring the presentation of comprehensive income (loss), the components of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of comprehensive income (loss). The cumulative balance of other comprehensive income (loss) consists of fair value adjustments related to hedged derivative instruments held by the variable interest entity and unrealized gains and losses from the available for sale investment.
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

Reclassifications
Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications related to the disaggregation of non-cash impairment charges that were previously accumulated in other operating items, net, to impairment of assets in our consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively. These reclassifications had no effect on our retained earnings or net income (loss) as previously reported.

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

Accounting Standards Update 2012-02 Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment ("Update 2011-02")
In July 2012, the Financial Accounting Standards Board ("FASB") issued Update 2012-02 which is an amendment to Topic 350-30 of the Accounting Standards Codification ("ASC").

The objective of Update 2012-02 is to amend ASC 350-30 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to its carrying value. If the fair value is less than the carrying value, the entity must record an impairment.

Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

2012, although early adoption is permitted. In September 2012, the Company adopted Update 2012-02. Update 2012-02 did not have a material impact on the computation of the impairment of indefinite-lived intangible assets.

NOTE 2.    ASSET ACQUISITIONS
Peninsula Gaming
Overview
On November 20, 2012, we completed the acquisition of Peninsula Gaming pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012, by and among the Company, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula Gaming, under which an indirect wholly owned subsidiary of the Company acquired 100% of the outstanding common shares of Peninsula Gaming, the assets and assumed the liabilities. The acquisition added five properties from three different states including Kansas, Iowa and Louisiana. Peninsula Gaming owns and operates Diamond Jo casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off track betting facilities in Louisiana, Diamond Jo casino in Northwood, Iowa, Amelia Belle casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center ("Kansas Star") near Wichita, Kansas. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheet as of December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012. As a result of this acquisition, the Company will be able to expand its operations to the new geographical areas. The net purchase price, after adjustment for working capital and other items was approximately $1.48 billion.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date, and as retrospectively adjusted, included the purchase price of the net assets transferred and certain liabilities incurred on behalf of the sellers. Total consideration was comprised of the following:

Total Consideration
(In thousands)
Cash Paid to Seller	$1,353,737
HoldCo Note	113,600
Contingent consideration - Kansas Star earn out	9,800
Gross Consideration	$1,477,137

The fair value of the Note to Seller and Contingent Consideration were estimated by management with the assistance of an independent third-party valuation firm as of the acquisition date. The amount of the HoldCo Note remains subject to adjustment pursuant to the terms of the Merger Agreement.

Contingent Consideration
The Company is required to make a contingent payment to the sellers if the EBITDA of certain assets of Kansas Star Casino ("KSC") exceeds $105.0 million. The payout is 7.5 times each dollar in excess of EBITDA greater than $105.0 million in the calendar year 2015. The fair value of the contingent consideration was calculated using an option pricing model, which requires management to forecast EBITDA for 2015, a discount rate based on weighted average cost of capital and volatility of earnings. The fair value of the contingent consideration arrangement at the acquisition date was estimated to be $9.8 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payout.
Status of Purchase Price Allocation
The Company has recognized the assets acquired and liabilities assumed in the Merger based on preliminary fair value estimates as of the date of the Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, the note payable to seller, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The final fair value determinations

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

are expected to be completed no later than the third quarter of 2013. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December 31, 2012.
Acquisition Method of Accounting
The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The fair values set forth below are preliminary. The following table summarizes the allocation of the purchase price.

As Recorded, at Fair Value
(In thousands)

Current assets	$48,610
Property and equipment, net	430,093
Intangible assets	577,501
Other assets	49,339
Total acquired assets	1,105,543

Current liabilities	67,396
Other liabilities	42,363
Total liabilities assumed	109,759
Net identifiable assets acquired	995,784
Goodwill	481,353
Net assets acquired	$1,477,137

The following table summarizes the acquired property and equipment and weighted average useful lives.

	Useful Lives	As Recorded, at Fair Value
		(In thousands)
Land		$39,240
Buildings and improvements	3 through 40 years	283,391
Furniture and equipment	1 through 12 years	88,069
Riverboat	5 through 40 years	19,393
Total property and equipment acquired		$430,093

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

	Useful Lives	As Recorded, at Fair Value
		(In thousands)
Customer relationships	4.9 years	$136,300
Non-compete agreement	0.9 years	3,200
Trademark	Indefinite	50,800
Gaming license rights	Indefinite	387,201
Total intangible assets acquired		$577,501

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Peninsula Gaming. All of the $481.3 million of goodwill was assigned to the Peninsula Gaming reportable segment. All of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2012, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Peninsula Gaming.
The Company recognized $18.7 million of acquisition related costs that were expensed in the current period. These costs are included in the consolidated statements of operations in the line item entitled “Other operating items, net”.
Consolidated Statement of Operations for the period from November 20, 2012 through December 31, 2012
The following supplemental information presents the financial results of Peninsula Gaming included in the Company's consolidated statement of operations for the year ended December 31, 2012.

Period from
November 20 to
December 31, 2012
(In thousands)
Consolidated Statement of Operations
Net revenues	$56,925
Net loss	$(5,225)

IP Casino Resort Spa
Overview
On October 4, 2011, we completed the acquisition of IP Casino Resort Spa ("IP") in Biloxi, Mississippi pursuant to an Agreement for Purchase and Sale, under which the seller agreed to sell and transfer, and the Company agreed to purchase and assume, certain assets and liabilities, respectively, related to the IP, on an as-is basis. The net purchase price, after adjustment for working capital and other items, was approximately $280.6 million. The business combination resulted in the recording of a bargain purchase gain of approximately $4.6 million, due to the excess fair value of net identifiable assets over the total consideration. The bargain purchase gain was reported in other income in our consolidated statement of operations during the year ended December 31, 2011.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date, and included the purchase price of the net assets transferred and certain liabilities incurred on behalf of the sellers. Total consideration was comprised of the following:

Total Consideration
(In thousands)
Purchase price	$287,000
Liabilities assumed on behalf of the seller	1,881
Working capital adjustments	(8,252)
Total consideration	$280,629

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

In addition to this total consideration, the Company is in the process of performing certain capital improvement projects with respect to the property at an estimated cost of $44 million. Pursuant to the terms of the agreement, to the extent that the costs of the capital improvements exceed the original cost estimate, the Company will be solely responsible for the additional costs; however, to the extent that costs are less than the original cost estimate, the Company is obligated to pay the seller an amount equal to one-half of the difference between the actual costs and the original estimated costs. The Company has not recorded any contingent consideration as a result; however, as it is presently likely that these capital improvements will require the entire $44 million spend. During the year ended December 31, 2012, the Company has incurred $28.0 million in capital improvement expenditures related to these projects. Cumulative total project expenditures were $29.5 million through December 31, 2012.

Acquisition Method of Accounting
The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The fair values set forth below are preliminary. The following table summarizes the allocation of the purchase price.

The Company recognized $4.8 million of acquisition related costs that were expensed during the year ended December 31, 2011. These costs are included in the consolidated income statement in the line item entitled “Other operating items, net”.
Consolidated Balance Sheet Impact
The following table summarizes the recognized fair values of the assets acquired and liabilities assumed as of October 4, 2011.

As Recorded, at Fair Value
(In thousands)
Assets
Cash and cash equivalents	$2,173
Accounts receivable, net	1,230
Inventories	1,579
Prepaid expenses and other current assets	6,638
Total current assets	11,620
Property and equipment, net	264,703
Intangible assets	28,600
Total acquired assets	304,923

Liabilities
Accounts payable	3,018
Accrued liabilities	14,182
Total current liabilities	17,200
Other liabilities	2,512
Total liabilities assumed	19,712
Net identifiable assets	$285,211

The fair value of the current assets acquired and current liabilities assumed was presumed to be historical acquired value, based on the relatively short term nature of these assets and liabilities. The $1.2 million of acquired accounts receivable was net of a $2.1 million reserve, reducing the gross amount of $3.3 million to an amount reflecting the expected cash flows from such outstanding balances.

Bargain Purchase Gain
The business combination resulted in the recording of a bargain purchase gain, due to the excess fair value of net identifiable assets over the total consideration. The gain was computed as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Bargain
Purchase Gain
(In thousands)
Fair value of net identifiable assets	$285,211
Total consideration	280,629
Bargain purchase gain	$4,582

The bargain purchase gain was reported in other income in our consolidated statement of operations during the year ended December 31, 2011.

Consolidated Statements of Operations
for the period from October 4, 2011 through December 31, 2011
The following supplemental information presents the financial results of IP included in the Company's consolidated statement of operations for the year ended December 31, 2011.

Period from
October 4 to
December 31, 2011
(In thousands)
Consolidated Statement of Operations
Net revenues	$44,627
Net income	$3,203

Supplemental Unaudited Pro Forma Information
The following table presents pro forma results of the Company, as though Peninsula Gaming had been acquired as of January 1, 2011. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and Peninsula Gaming prior to the acquisition, with adjustments directly attributable to the acquisition.

	Year Ended December 31, 2012
	Boyd Gaming		Boyd Gaming
	Corporation	Peninsula Gaming	Corporation
	(As Reported)		(Pro Forma)
	(In thousands)
Net revenues	$2,487,426	$465,188	$2,952,614
Net loss attributable to Boyd Gaming Corporation	$(908,865)	$(43,210)	$(952,075)
Basic and diluted net loss per share	$(10.37)		$(10.86)

The following table presents pro forma results of the Company, as though IP and Peninsula had been acquired as of the beginning of the earliest period presented, January 1, 2011. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company, Peninsula Gaming and IP combined prior to the acquisition, with adjustments directly attributable to the acquisition.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31, 2011
	Boyd Gaming		Boyd Gaming
	Corporation	Combined	Corporation
	(As Reported)	(Historical)	(Pro Forma)
	(In thousands)
Net revenues	$2,336,238	$457,934	$2,794,172
Net loss attributable to Boyd Gaming Corporation	$(3,854)	$(17,063)	$(20,917)
Basic and diluted net loss per share	$(0.04)		$(0.24)

Pro Forma and Other Adjustments
The unaudited pro forma results, as presented above, include adjustments to record: (i) the net incremental depreciation expense for the adjustment of property and equipment to fair value and the allocation of a portion of the purchase price to amortizing intangible assets; (ii) the elimination of the historical management fee paid by Peninsula Gaming to an affiliate; (iii) the increase in interest expense incurred on the incremental borrowings incurred by Boyd to fund the acquisition; (iv) the estimated tax effect of the pro forma adjustments and on the historical taxable income of Peninsula Gaming; and (v) miscellaneous adjustments as a result of the preliminary purchase price allocation on the amortization of certain assets and liabilities.

Other Acquisitions
Development Agreement
In September 2011, the Company acquired the membership interests of a limited liability company (the "LLC") for a purchase price of $24.5 million. The primary asset of the LLC was a previously executed development agreement (the "Development Agreement") with a Native American tribe (the "Tribe"). The purchase price was allocated primarily to an intangible asset associated with the Company's rights under the agreement to assist the Tribe in the development and management of a gaming facility on the Tribes land.

In July 2012, the Company and the Tribe amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligate us to fund certain pre-development costs, which are estimated to be approximately $1 million to $2 million annually, for the next several years and to assist the Tribe in its development and oversight of the gaming facility construction. Upon opening, we will manage the gaming facility. The pre-development costs funded by us are reimbursable to us with future cash flows from the operations of the gaming facility under terms of a note receivable from the Tribe.

The Agreements provide that the Company will receive future revenue for its services to the Tribe contingent upon successful development of the gaming facility and based on future net revenues at the gaming facility. Development is in the preliminary stages and no time schedule has been established as to when the Tribe will be able to formalize plans and begin construction.

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

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the New Jersey Casino Control Commission ("NJCCC"). Under the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

Effective Change in Control
In connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM's relinquishment of its participating rights effectively provided us with direct control of Borgata. Accordingly, on March 24, 2010, we effectively obtained control of Borgata. This resulting change in control required acquisition method of accounting in accordance with the authoritative accounting guidance for business combinations.

Acquisition Method of Accounting
The application of the acquisition method of accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity. The provisional fair value measurements and estimates of these items were estimated as of the date we effectively obtained control.

Bargain Purchase Gain
The fair valuation resulted in the recording of a bargain purchase gain, due to the excess fair value of Borgata over the historical basis of our equity interest in Borgata. Recorded in other operating items, net on the consolidated statement of operations, this gain was recorded as a cumulative adjustment during the year ended December 31, 2011.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Consolidated Statement of Operations
We have not applied the measurement period adjustments retrospectively to the consolidated statement of operations for the year ended December 31, 2010, because the impact on such, as retrospectively adjusted to the statements as reported was not material. Had the measurement period adjustments been retrospectively adjusted, the results of operations would have reflected the following impact as if the adjustments had been recorded on the date of effective control for the year ended December 31, 2010.

Year Ended
December 31, 2010
(In thousands)
Maintenance and utilities	$141
Depreciation and amortization	2,221
Other operating items, net	(61)
Total operating costs and expenses	2,301
Interest expense	3,458
Total other expense, net	3,458
Income (loss) before income taxes	$(1,157)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

March 24, through
December 31, 2010
(In thousands)
Statement of Operations
Revenues
Gaming	$506,073
Food and beverage	116,534
Room	91,045
Other	33,752
Gross revenues	747,404
Less promotional allowances	167,264
Net revenues	580,140

Costs and expenses
Gaming	203,962
Food and beverage	55,989
Room	11,806
Other	27,209
Selling, general and administrative	94,983
Maintenance and utilities	49,913
Depreciation and amortization	52,886
Other operating items, net	(8)
Total costs and expenses	496,740

Operating income	83,400

Other expense
Interest expense	45,139
Total other expense, net	45,139

Income before provision for state income taxes	38,261
Provision for state income taxes	(4,067)
Net income	$34,194

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Supplemental Pro Forma Information
Pro Forma Consolidated Statement of Operations for the year ended December 31, 2010
(unaudited)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31, 2010
				Boyd Gaming
	Boyd Gaming	Borgata Stub		Corporation
	Corporation	Period	Adjustments	Pro Forma
Revenues
Gaming	$1,812,487	$137,831	$—	$1,950,318
Food and beverage	347,588	31,218	—	378,806
Room	211,046	24,154	—	235,200
Other	123,603	9,179	—	132,782
Gross revenues	2,494,724	202,382	—	2,697,106
Less promotional allowances	353,825	44,093	—	397,918
Net revenues	2,140,899	158,289	—	2,299,188
Costs and expenses
Gaming	859,818	59,861	—	919,679
Food and beverage	180,840	13,500	—	194,340
Room	49,323	2,185	—	51,508
Other	99,458	7,127	—	106,585
Selling, general and administrative	369,217	28,981	—	398,198
Maintenance and utilities	140,722	13,522	—	154,244
Depreciation and amortization	199,275	16,754	—	216,029
Corporate expense	48,861	—	—	48,861
Preopening expenses	7,459	—	—	7,459
Impairments and other operating items	736	—	—	736
Other operating items, net	3,977	68	—	4,045
Total costs and expenses	1,959,686	141,998	—	2,101,684
Operating income from Borgata	8,146	—	(8,146)	—
Operating income	189,359	16,291	(8,146)	197,504
Other expense (income)
Interest income	(5)	—	—	(5)
Interest expense, net of amounts capitalized	180,558	5,060	—	185,618
Other income	(9,520)	—	—	(9,520)
Gain on early retirements of debt	(2,758)	—	—	(2,758)
Gain on controlling interest in Borgata	(2,535)	—	—	(2,535)
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—
Total other expense, net	168,873	5,060	(3,133)	170,800
Income (loss) before income taxes	20,486	11,231	(5,013)	26,704
Income taxes	(8,236)	(1,206)	—	(9,442)
Net income (loss)	12,250	10,025	(5,013)	17,262
Net income attributable to noncontrolling interests	(1,940)	—	(5,012)	(6,952)
Net income attributable to Boyd Gaming Corporation	$10,310	$10,025	$(10,025)	$10,310

The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Borgata Distributions
Borgata's bank credit facility allows for certain limited distributions to be made to its joint venture partners. Excluding the $135.4 million one-time distribution we received from Borgata in connection with their debt refinancing, as discussed above, our distributions from Borgata were $20.8 million for the year ended December 31, 2010.

Variable Interest
LVE Energy Partners, LLC
LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts, we had entered into an Energy Sales Agreement ("ESA") with LVE to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development and to provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties.

Current accounting guidance requires us to consolidate LVE for financial statement purposes, as we determined that we are the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

As discussed in Note 5, Assets Held for Development, and Note 24, Subsequent Events, on March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash. In connection with this transaction, on March 4, 2013, we exercised an option to acquire the central energy center assets from LVE for $187.0 million and immediately sold these assets to the buyer of Echelon. The ESA agreement was terminated. As a result, we will cease consolidation of LVE as of March 4, 2013.

The effects of the consolidation of LVE on our financial position as of December 31, 2012 and 2011, and its impact on our results of operations for the years ended December 31, 2012, 2011 and 2010 are reconciled by respective line items to amounts as reported in our consolidated balance sheets and consolidated statements of operations are presented below.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The impact on our consolidated balance sheets as of December 31, 2012 and December 31, 2011 was as follows:

	December 31, 2012
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$354,140	$1,453	$—	$355,593
Property and equipment, net	3,624,988	—	—	3,624,988
Assets held for development	168,251	163,519	—	331,770
Debt financing costs, net	83,020	2,448	—	85,468
Restricted investments	—	21,382	—	21,382
Other assets	98,425	—	—	98,425
Intangible assets, net	1,119,638	—	—	1,119,638
Goodwill, net	694,929	—	—	694,929
Total Assets	$6,143,391	$188,802	$—	$6,332,193

LIABILITIES
Current maturities of long-term debt	$61,570	$—	$—	$61,570
Accounts payable	91,046	164	—	91,210
Accrued and other liabilities	356,056	8,486	—	364,542
Income taxes payable	8,129	—	—	8,129
Current non-recourse obligations of variable interest entity	—	225,113	—	225,113
Long-term debt, net of current maturities	4,827,853	—	—	4,827,853
Deferred income taxes	139,943	—	—	139,943
Long-term tax and other liabilities	146,706	—	—	146,706

STOCKHOLDERS' EQUITY
Common stock	869	—	—	869
Additional paid-in capital	655,694	—	—	655,694
Retained earnings, including accumulated other comprehensive income (loss)	(352,772)	—	—	(352,772)
Noncontrolling interest	208,297	(44,961)	—	163,336
Total Liabilities and Stockholders' Equity	$6,143,391	$188,802	$—	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	December 31, 2011
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$340,762	$2,132	$—	$342,894
Property and equipment, net	3,542,108	—	—	3,542,108
Assets held for development	926,013	163,806	—	1,089,819
Debt financing costs, net	29,544	2,555	—	32,099
Restricted investments	—	21,367	—	21,367
Other assets	67,173	—	—	67,173
Intangible assets, net	574,018	—	—	574,018
Goodwill, net	213,576	—	—	213,576
Total Assets	$5,693,194	$189,860	$—	$5,883,054

LIABILITIES
Current maturities of long-term debt	$43,230	$—	$—	$43,230
Accounts payable	97,727	288	—	98,015
Accrued and other liabilities	294,578	881	—	295,459
Income taxes payable	5,630	—	—	5,630
Current non-recourse obligations of variable interest entity	—	29,686	—	29,686
Long-term debt, net of current maturities	3,347,226	—	—	3,347,226
Deferred income taxes	379,958	—	—	379,958
Long-term tax and other liabilities	101,747	15,044	—	116,791
Long-term non-recourse obligations of variable interest entity	—	192,980	—	192,980

STOCKHOLDERS' EQUITY
Common stock	863	—	—	863
Additional paid-in capital	644,174	—	—	644,174
Retained earnings	557,055	—	—	557,055
Noncontrolling interest	221,006	(49,019)	—	171,987
Total Liabilities and Stockholders' Equity	$5,693,194	$189,860	$—	$5,883,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The summarized impact on our consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31, 2012
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$145,460	$10,896	$(10,896)	$145,460

COSTS AND EXPENSES
Selling, general and administrative	$452,872	$54	$—	$452,926
Preopening expenses	22,437	—	(10,896)	11,541

Operating income	$(865,717)	$10,842	$—	$(854,875)

Other expense
Interest expense, net of amounts capitalized	$277,681	$12,323	$—	$290,004

Income (loss) before income taxes	$(1,142,366)	$(1,481)	$—	$(1,143,847)
Income taxes	220,772	—	—	220,772
Net income (loss)	(921,594)	(1,481)	—	(923,075)
Net (income) loss attributable to noncontrolling interest	12,729	—	1,481	14,210
Net income (loss) attributable to Boyd Gaming Corporation	$(908,865)	$(1,481)	$1,481	$(908,865)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31, 2011
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$135,176	$10,858	$(10,858)	$135,176

COSTS AND EXPENSES
Selling, general and administrative	$394,991	$—	$—	$394,991
Maintenance and utilities	153,512	—	—	153,512
Preopening expenses	17,492	—	(10,858)	6,634

Operating income	$222,246	$10,858	$—	$233,104

Other expense
Interest expense, net of amounts capitalized	$233,978	$16,753	$—	$250,731

Income (loss) before income taxes	$(383)	$(5,895)	$—	$(6,278)
Income taxes	(1,721)	—	—	(1,721)
Net loss	(2,104)	(5,895)	—	(7,999)
Net (income) loss attributable to noncontrolling interest	(1,750)	—	5,895	4,145
Net income (loss) attributable to Boyd Gaming Corporation	$(3,854)	$(5,895)	$5,895	$(3,854)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31, 2010
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$123,603	$—	$—	$123,603

COSTS AND EXPENSES
Selling, general and administrative	$369,217	$—	$—	$369,217
Maintenance and utilities	140,722	—	—	140,722
Preopening expenses	8,405	—	(946)	7,459

Operating income	$188,413	$—	$946	$189,359

Other expense
Interest expenses, net of amounts capitalized	$164,454	$16,104	$—	$180,558

Income (loss) before income taxes	$35,644	$(16,104)	$946	$20,486
Income taxes	(8,236)	—	—	(8,236)
Net income (loss)	27,408	(16,104)	946	12,250
Net (income) loss attributable to noncontrolling interest	(17,098)	—	15,158	(1,940)
Net income (loss) attributable to Boyd Gaming Corporation	$10,310	$(16,104)	$16,104	$10,310

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$377,748	$614,697
Buildings and improvements	3,827,980	3,513,230
Furniture and equipment	1,306,150	1,185,737
Riverboats and barges	187,620	168,204
Other	50,720	37,368
Total property and equipment	5,750,218	5,519,236
Less accumulated depreciation	2,125,230	1,977,128
Property and equipment, net	$3,624,988	$3,542,108

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $199.5 million, $190.6 million and $199.0 million, respectively.

Other assets presented in the table above primarily relate to property and equipment-related costs capitalized in conjunction with major improvements and that have not yet been placed into service, and such costs are not currently being depreciated. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

During the year ended December 31, 2012, we reclassified $237.0 million of land adjacent to the Echelon project to assets held for development, based on the decision not to resume development of the Echelon project, and the expectation to dispose of the assets, including the adjacent land. See Note 5, Assets Held for Development, and Note 18, Impairments and Other Operating Items, Net, for discussion of impairment charges recognized in the year ended December 31, 2012.

There were no impairments of long-lived assets during the years ended December 31, 2011 and 2010.

NOTE 5.    ASSETS HELD FOR DEVELOPMENT
Assets held for development, which is comprised of assets associated with the site of our Echelon project, consists of the following:

	December 31,
	2012	2011
	(In thousands)
Echelon Project Infrastructure
Land	$453,013	$215,969
Construction and development costs	499,842	500,787
Project management and other costs	115,712	115,712
Professional and design fees	93,545	93,545

Central Energy Facility
Construction and development costs	163,519	163,806
Total assets held for development	1,325,631	1,089,819

Impairment	993,861	—
Total assets held for development, net of impairment	$331,770	$1,089,819

Echelon Project Infrastructure and Central Energy Facility
At December 31, 2012, and 2011, the capitalized costs related to the Echelon project included land and related costs. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. The capitalized construction costs of the central energy facility include labor, materials, construction overhead and capitalized interest, all of which has been directly incurred by LVE. The assets of the central energy facility are pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 9, Non-recourse Obligations of Variable Interest Entity.

In December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development. As a result of this decision, we now expect to dispose of the assets. The value of certain additional parcels of land adjacent to the Echelon site that are also expected to be sold have been reclassified to assets held for development at December 31, 2012 presentation purposes.

Due to the termination of the project, no additional project costs will be capitalized. Additionally, we have recognized an impairment of $993.9 million based on the difference between the book value of the assets and the estimated realizable value of the assets.

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	December 31, 2012
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	4.5 years	$154,000	$(23,059)	$—	$130,941
Non-competition agreement	0.9 years	3,200	(354)	—	2,846
Favorable lease rates	35.4 years	45,370	(8,867)	—	36,503
Development agreement	—	21,373	—	—	21,373
		223,943	(32,280)	—	191,663

Indefinite lived intangible assets:
Trademarks	Indefinite	191,800	—	(5,000)	186,800
Gaming license rights	Indefinite	955,135	(33,960)	(180,000)	741,175
		1,146,935	(33,960)	(185,000)	927,975
Balance, December 31, 2012		$1,370,878	$(66,240)	$(185,000)	$1,119,638

	December 31, 2011
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	2.2 years	$17,700	$(10,026)	$—	$7,674
Favorable lease rates	36.4 years	45,370	(7,825)	—	37,545
Development agreement	—	21,373	—	—	21,373
		84,443	(17,851)	—	66,592

Indefinite lived intangible assets:
Trademarks	Indefinite	141,000	—	(5,000)	136,000
Gaming license rights	Indefinite	567,886	(33,960)	(162,500)	371,426
		708,886	(33,960)	(167,500)	507,426
Balance, December 31, 2011		$793,329	$(51,811)	$(167,500)	$574,018

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
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

Development Agreement
Development agreement is an acquired contract under which a gaming facility will be developed on the Tribe's land. This asset although amortizable, will not be amortized until development is completed, which at December 31, 2012 remains indeterminate. In the interim, this asset will be subject to an annual impairment test.

Indefinite Lived Intangible Assets
Trademarks
Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the Borgata name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for 15 years.

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

Activity For the Years Ended December 31, 2012, 2011 and 2010
The following table sets forth the changes in these intangible assets during the years ended December 31, 2012, 2011 and 2010:

	Customer Relationships		Non-competition Agreement	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
	(In thousands)
Balance, January 1, 2010	$—		$—	$39,631	$—	$50,700	$371,426	$461,757
Additions	14,000		—	—	—	65,000	—	79,000
Impairments	—		—	—	—	—	—	—
Amortization	—		—	(1,043)	—	—	—	(1,043)
Balance, December 31, 2010	14,000		—	38,588	—	115,700	371,426	539,714
Additions	3,300		—	—	21,373	25,300	—	49,973
Impairments	—		—	—	—	(5,000)	—	(5,000)
Amortization	(9,626)	—	—	(1,043)	—	—	—	(10,669)
Balance, December 31, 2011	7,674		—	37,545	21,373	136,000	371,426	574,018
Additions	136,300		3,200	—	—	50,800	387,249	577,549
Impairments	—		—	—	—	—	(17,500)	(17,500)
Amortization	(13,033)	—	(354)	(1,042)	—	—	—	(14,429)
Balance, December 31, 2012	$130,941		$2,846	$36,503	$21,373	$186,800	$741,175	$1,119,638

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining five-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.8 years. Future amortization is as follows:

	Customer Relationships	Non-competition Agreement	Favorable Lease Rates	Total
	(In thousands)
For the year ending December 31,
2013	$45,675	$2,846	$1,043	$49,564
2014	33,310	—	1,043	34,353
2015	25,652	—	1,043	26,695
2016	14,870	—	1,043	15,913
2017	11,434	—	1,043	12,477
Thereafter	—	—	31,288	31,288
Total future amortization	$130,941	$2,846	$36,503	$170,290

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test.

Impairment Considerations
Indefinite lived intangible assets are not subject to amortization, but they are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Interim Testing
During the first quarter of 2012, we performed an interim impairment test of the Borgata trademark asset. Having performed an initial interim impairment test related to the Borgata trademark asset during the first quarter of 2011, we had established the first quarter as its prospective annual impairment test date. Our analyses consisted of a valuation of the Borgata trademark, using the relief from royalty method, as discussed above. The impairment test consisted of a comparison of the fair value of trademark with its carrying amount. As a result of the impairment test, we did not record any impairment in the first quarter of 2012.

During the first quarter of 2011, we performed an interim impairment test of the Borgata trademark asset we recorded in connection with the valuation of Borgata due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City. We believe our actual results had been adversely impacted by increased regional competition and that, in addition, our projected future results would be further impacted by the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test. As a result of the impairment test, we recorded a $5.0 million impairment charge in the first quarter of 2011, representing the amount by which the carrying amount exceeded its fair value.

Annual Testing
During the fourth quarter of 2012, the Company changed the date of its annual indefinite-lived intangible assets impairment test dates to October 1 to better align with the Company's annual financial planning process. Prior to the fourth quarter of 2012, the Company performed annual impairment tests on defined sub-sets of its indefinite-lived intangible assets on January 1, April 1 and October 1. The January 1 and April 1 tests were performed on their respective test dates during 2012, and did not result in any impairment.

During the year ended December 31, 2012, Sam's Town Shreveport's operating results were less than expected due to weaker than anticipated discretionary consumer spending and increased competition. As a result, we recognized a non-cash impairment charge of $17.5 million to our gaming license rights at our Sam's Town Shreveport location. The impairment testing performed during the second quarter of 2012, prior to the change of impairment testing date to October 1, did not require us to record an impairment charge. The impairment testing performed in the second quarter of 2011 also did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. Such test could

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

NOTE 7.     GOODWILL
Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized and consists of the following:

	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
	(In thousands)
Goodwill, net by Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	50,671	—	(50,671)	—
Peninsula Gaming	481,353	—	—	481,353
Balance, December 31, 2012	$917,213	$(6,134)	$(216,150)	$694,929

We evaluate goodwill using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guideline public company method. Specifically, the income approach focuses on the expected cash flow of the subject reporting unit, considering the available cash flow for a finite period of years. Available cash flow is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The underlying premise of the income approach is that the value of goodwill can be measured by the present value of the net economic benefit to be received over the life of the reporting unit. The market approach focuses on comparing the reporting unit to selected reasonable similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonable expected to be realized from the sale of the subject reporting unit.

Changes in Goodwill
During the year ended December 31, 2012, we recorded $481.4 million of goodwill due to our acquisition of Peninsula Gaming on November 20, 2012. There were no changes in our goodwill, net, during the years ended December 31, 2011 or 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2012, 2011 and 2010.

Goodwill, Net
(In thousands)
Balance, January 1, 2010	$213,576
Additions	—
Impairments	—
Balance, December 31, 2010	213,576
Additions	—
Impairments	—
Balance, December 31, 2011	213,576
Additions	481,353
Impairments	—
Balance, December 31, 2012	$694,929

Impairment Testing
As discussed in Note 1, Summary of Significant Accounting Policies, during the fourth quarter of 2012, the Company changed the date of its annual goodwill impairment test dates to October 1. Prior to the fourth quarter of 2012, the Company performed annual impairment tests on its goodwill on April 1 and October 1 for different reporting units. The change in the impairment test dates for all reporting units to October 1 did not delay, accelerate or avoid an impairment charge. The April 1 test performed prior to the change did not result in any impairment. Management believes that the new impairment test date is preferable because it is more closely aligned with the Company's annual financial planning and budgeting process. These financial plans are a key component utilized in the annual impairment testing process. The change in the impairment test dates constitutes a change in accounting principle under ASC 250, “Accounting for Changes and Error Corrections,” and had no impact on the Company's consolidated balance sheet, statement of operations or cash flows. The Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2012 without the use of hindsight.  As such, the Company has prospectively applied the change in annual goodwill impairment testing date from October 1, 2012.

Prior to this change, we performed an annual impairment test of our goodwill in the second quarter of each year, which resulted in no impairment charge as of such measurement dates in 2012, 2011 or 2010, nor was there an impairment charge as of the October 1, 2012 test date. However, if our estimates of projected cash flows related to these properties are not achieved, or our enterprise values are significantly adversely affected by economic changes, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next scheduled annual impairment test, which could have a material adverse impact on our consolidated financial statements.

NOTE 8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
	2012	2011
	(In thousands)
Payroll and related expenses	$86,716	$80,720
Interest	67,145	41,344
Gaming liabilities	85,561	76,591
Accrued expenses and other liabilities	125,120	96,804
Total accrued liabilities	$364,542	$295,459

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

NOTE 9.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt of LVE and is comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Non-recourse obligations of variable interest entity, current:
Notes payable to members	$33,061	$29,686
Construction and term loan facility	119,052	—
Tax-exempt variable rate bonds	73,000	—

Non-recourse obligations of variable interest entity, long term:
Construction and term loan facility	—	119,980
Tax-exempt variable rate bonds	—	73,000
Total non-recourse obligations of variable interest entity	$225,113	$222,666

Assets serving as collateral for these debt obligations, primarily consist of certain assets held for development with a carrying value of $163.5 million and $163.8 million and restricted investments of $21.4 million for each of the years ended December 31, 2012 and 2011, respectively.

The consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 include $1.5 million, $5.9 million and $15.2 million of losses, respectively, related to this consolidated variable interest entity. The consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 reflect $2.3 million, $6.7 million and $21.4 million of net operating cash outflows, respectively, related to this consolidated variable interest entity; however, none of the offsetting consolidated income or operating cash inflows are available to service this debt, which is non-recourse and non-guaranteed by Boyd.

Construction and Term Loan Facility
In December 2007, LVE entered into a construction and term loan facility with two commercial banks with a committed amount of up to $143.5 million, of which $119.1 million and $120.0 million were outstanding at December 31, 2012 and 2011, respectively. Proceeds from the construction loan were used to finance the construction of the central energy center and district energy system. The loan is secured by the assets of LVE and does not contain financial covenants. The original loan maturities were as follows: $83.1 million and $4.2 million in 2012 and 2011, respectively, with the remainder in 2013.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

In July 2011, LVE retired $27 million of these tax-exempt bonds, using funds in its restricted investment account, which is held in escrow.

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

Disposition of Consolidated Variable Interest Entity
As discussed in Note 5, Assets Held for Development, and Note 24, Subsequent Events, on March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash. At such date, the Purchase Option Agreement was exercised, and prospectively, will no longer be consolidated in our consolidated financial statements based on the authoritative literature on consolidations.

NOTE 10.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Financing
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
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

Boyd Gaming Corporation Debt
Bank Credit Facility
Agreement
In December 2010, we entered into a Second Amended and Restated Credit Agreement among certain financial institutions (each a “Lender”), Bank of America, N.A., as administrative agent and letter of credit issuer and Wells Fargo Bank, National Association, as swing line lender (the “Amendment and Restatement Agreement”). Pursuant to the terms of the Amendment and Restatement Agreement, our First Amended and Restated Credit Agreement, dated as of May 24, 2007, as amended by the First Amendment and Consent to First Amended Credit Agreement, dated as of December 21, 2009 (as amended, the “Credit Facility”), was amended and restated to, among other things, (i) reduce the aggregate commitments under the former credit facility and (ii) permit consenting Lenders to extend the maturity date of their commitments, new Lenders to issue revolving commitments and term loans and existing Lenders to increase their commitments (each, an “Extending Lender”) in each case with a maturity date five years from the effective date. All capitalized terms used in this note not otherwise defined herein have the meanings ascribed to such terms in the Credit Facility.

In December 2012, we entered into the first amendment to the Second Amended and Restated Credit Agreement among certain financial institutions (collectively, the "Lenders"), and Bank of America, N.A., as administrative agent and letter of credit issuer. The amendment restates the definition of Consolidated EBITDA, consolidated Interest Coverage Ratio, Total Leverage Ratio and Secured Leverage Ratio (as defined below).

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Extended Revolving Facility	$660,000	$807,000
Initial Term Loan	450,000	475,000
Increased Term Loan	332,500	338,965
Swing Loan	24,135	750
Total outstanding borrowings under Credit Facility, net	$1,466,635	$1,621,715

Availability
As of December 31 2012, our Credit Facility is comprised of the following components and commitments:

	Original Commitment	Present Commitment	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$960,000	$253,105
Initial Term Loan	500,000	500,000	—
Increased Term Loan	—	350,000	—
Total commitments under Credit Facility	$1,460,000	$1,810,000	$253,105

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% and 4.2% at December 31, 2012 and 2011, respectively. At December 31, 2012, approximately $1.47 billion was outstanding under our Credit Facility, with $14.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $253.1 million

Guarantees
The Company's obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.

Financial and Other Covenants
The Credit Facility contains certain financial and other covenants, as amended December 27, 2012, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00 through March 31, 2013, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.
The minimum consolidated Interest Coverage Ratio is calculated as (a) the twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.
The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Total Leverage Ratio, as amended December 27, 2012, during the remaining term of the Credit Facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2012 through September 30, 2013	7.75	to	1.00
December 31, 2013	7.50	to	1.00
March 31, 2014 through September 30, 2014	7.25	to	1.00
December 31, 2014 and March 31, 2015	7.00	to	1.00
June 30, 2015 and thereafter	6.75	to	1.00
The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Secured Leverage Ratio, as amended December 27, 2012, during the remaining term of the Amended Credit Facility.

	Maximum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
December 31, 2012	4.25	to	1.00
March 31, 2013 through September 30, 2013	4.50	to	1.00
December 31, 2013	4.25	to	1.00
March 31, 2014 through December 31, 2014	4.00	to	1.00
March 31, 2015	3.75	to	1.00
June 30, 2015 and thereafter	3.50	to	1.00
Compliance with Financial Covenants
We believe that, we were in compliance with our debt covenants, including the maximum consolidated Total Leverage Ratio, the maximum Secured Leverage Ratio and the minimum consolidated Interest Coverage Ratio at December 31, 2012.

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

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
On November 10, 2010, we issued, through a private placement, $500 million aggregate principal amount of 9.125% senior notes due December 2018. The notes require semi-annual interest payments on December 1 and June 1 of each year, which commenced on June 1, 2011. The notes will mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2012. In addition, upon the occurrence of a change of control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the notes. At any time prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2012. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes. At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

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

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
Significant Terms
On March 7, 2013, we issued a notice of election to redeem $150 million of our 6.75% Senior Subordinated Notes due April 2014 (the "6.75% Notes) outstanding on April 6, 2013. The 6.75% Notes will be redeemed at a redemption price of 100.00% of their principal amount plus accrued and unpaid interest to the redemption date, April 6, 2013. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50 thousand in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2012. Presently, we may redeem all or a portion of the notes at a redemption price of 100% plus accrued and unpaid interest through maturity in 2014.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
Significant Terms
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2012. Presently, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

Repurchase of Senior Subordinated Notes
We did not repurchase any of our senior or senior subordinated notes during the years ended December 31, 2012 or 2011. In addition to the tender purchase and call for redemption of all of our outstanding 7.75% senior subordinated notes due 2012, as described below, during the year ended December 31, 2010, we also purchase and retired $33 million in principal amount of our senior subordinated notes during the year ended December 31, 2010. The total purchase price of the notes was $28.9 million, resulting in a gain of $3.6 million, net of associated deferred financing fees, which was recorded on our consolidated statements of operations for the respective period. The transactions were funded by the availability under our former bank credit facility.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, respectively, and principal repayment of our 9.125% and 9.00% senior notes due on December 1, 2018 and July 1, 2020, respectively.

Other Notes
On November 20, 2012, Boyd completed its previously announced acquisition of Peninsula Gaming pursuant to the Merger Agreement entered into on May 16, 2012, by and among Boyd, Boyd Acquisition II, LLC ("HoldCo"), Boyd Acquisition Sub, LLC, an indirect wholly owned subsidiary of Boyd (“Merger Sub”), PGP and Peninsula Gaming, and HoldCo issued a promissory note that HoldCo entered into upon the closing of the acquisition (the "HoldCo Note"), in favor of PGP, for approximately $147.8 million. Discount on the note was $34.2 million leaving a note payable to PGP in the amount of $113.6 million, which is still preliminary and subject to purchase accounting adjustments. The HoldCo Note provides for interest at a per annum rate equal to (i) from the issue date to but excluding the first anniversary of the issue date, ) zero percent, (ii) from the first anniversary of the issue date to but excluding the second anniversary of the issue date, six percent, (iii) from the second anniversary of the issue date to but excluding the third anniversary of the issue date, eight percent, and (iv) from and after the third anniversary of the issue date, ten percent. At the option of HoldCo, interest may be paid in cash or paid-in-kind. Accrued but unpaid interest is added to the principal balance of the HoldCo Note semi-annually. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. HoldCo may prepay the obligations under the HoldCo Note at any time, in whole or in part, without premium or penalty.

Peninsula Gaming Debt
Bank Credit Facility
Credit Agreement
On November 20, 2012, Boyd completed its previously announced acquisition of Peninsula Gaming pursuant to the Merger Agreement and Merger Sub entered into a Credit Agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer.
Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, Peninsula Gaming assumed all assets and liabilities of Merger Sub and became the borrower under the Credit Agreement (as defined below) and, together with Peninsula Gaming Corp. upon consummation of the Finance Company Merger, the issuer of Peninsula Gaming Senior Notes (as defined below)

The Peninsula Credit Agreement provides for a $875.0 million senior secured credit facility (the “Peninsula Credit Facility”), which consists of (a) a term loan facility of $825.0 million (the “Peninsula Term Loan”) and (b) a revolving credit facility of $50.0

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

million (the “Peninsula Revolver”). The Peninsula Term Loan was fully funded concurrently with the closing of the Peninsula Merger. A portion of the Peninsula Revolver was funded concurrently with the closing of the acquisition. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

Interest and Fees
The interest rate on the outstanding balance of the Peninsula Term Loan is based upon, at Peninsula Gaming's option either: (i) the Eurodollar rate plus 4.50%, or (ii) the base rate plus 3.50%. The interest rate on the outstanding balance from time to time of the Revolving Loans is based upon, at Peninsula Gaming's option either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.25%. In addition, Peninsula Gaming will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

The blended interest rate for outstanding borrowings under our Peninsula Credit Facility was 5.7% at December 31, 2012. At December 31, 2012, approximately $29.4 million was outstanding under the Peninsula Revolver, with $7.9 million allocated to support various letters of credit, leaving remaining contractual availability of $12.7 million.

Guarantees and Collateral
Peninsula Gaming's obligations under the Peninsula Credit Facility, subject to certain exceptions, are guaranteed by Peninsula Gaming's subsidiaries and are secured by the capital stock and equity interests of Peninsula Gaming's subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors granted the collateral agent first priority liens and security interests on substantially all of the real and personal property (other than gaming licenses and subject to certain other exceptions) of Peninsula Gaming and its subsidiaries as additional security for the performance of the obligations under the Peninsula Credit Facility. The obligations under the Revolver rank senior in right of payment to the obligations under the Term Loan.

Optional and Mandatory Prepayments
The Peninsula Credit Facility requires that Peninsula Gaming prepay the loans with proceeds of any significant asset sale or event of loss. The Peninsula Credit Facility also requires fixed quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Peninsula Term Loan beginning March 31, 2013 and requires that Peninsula Gaming use a portion of its annual excess cash flow to prepay the loans. The Peninsula Revolver can be terminated without premium or penalty, upon payment of the outstanding amounts owned with respect thereto. The Peninsula Term Loan can be prepaid without premium or penalty, except that a 1.0% premium is payable in connection with prepayments of the Peninsula Term Loan prior to November 20, 2013 through the issuance of indebtedness having a lower interest rate that the interest rate payable in respect of the Peninsula Term Loan.

Financial and Other Covenants
The Peninsula Credit Facility contains customary affirmative and negative covenants (and are subject to customary exceptions). Peninsula Gaming is required to maintain (i) maximum consolidated interest coverage ratio over each twelve month period ending on the last fiscal day of each quarter (discussed below), (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year.

The minimum consolidated Interest Coverage Ratio is calculated as (a) the twelve-month trailing Consolidated EBITDA, to (b) consolidated interest expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The maximum permitted consolidated Leverage Ratio is calculated as Consolidated Fund Indebtedness less Excess Cash to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Consolidated Leverage Ratio during the remaining term of the Peninsula Credit Facility.

	Maximum Consolidated
For the Trailing Four Quarters Ending	Leverage Ratio
March 31, 2013 through September 30, 2013	7.25	to	1.00
December 31 2013 through June 30, 2014	7.00	to	1.00
September 30, 2014 through December 31, 2014	6.75	to	1.00
March 31, 2015 through June 30, 2015	6.50	to	1.00
September 30, 2015 through December 31, 2015	6.25	to	1.00
March 31, 2016 through June 30, 2016	6.00	to	1.00
September 30, 2016 through December 31, 2016	5.75	to	1.00
March 31, 2107 through June 30, 2017	5.50	to	1.00
September 30, 2017 and thereafter	5.25	to	1.00

Capital Expenditures should not be made by Peninsula Gaming or any of its Restricted Subsidiaries (excluding (i) capital expenditures which adds to or improves any existing property and (ii) capital expenditures made prior to the first anniversary of the Funding Date relating to integration and/or transition of business systems) in an aggregate amount in excess of $20.0 million in any fiscal year; provided that no default has occurred and is continuing or would result from such expenditure.

Compliance with Financial and Other Covenants
We believe that, at December 31, 2012, we were in compliance with our financial covenants, including capital expenditures and the minimum consolidated Interest Coverage Ratio and the maximum permitted consolidated Leverage Ratio at December 31, 2012.

Debt Financing Costs
In conjunction with the Credit Facility, we incurred approximately $33.8 million in debt financing costs, that have been deferred and are being amortized over the term of the Credit Facility using the effective interest method.

Senior Notes
Peninsula Gaming 8.375% Senior Notes Due 2018
Significant Terms
On August 16, 2012, we closed and offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 by Merger Sub and Boyd Acquisition Finance Corp. (“Boyd Finance Co.,” and together with Merger Sub, the “Issuers”), a direct wholly owned subsidiary of Merger Sub. The notes were issued pursuant to an Indenture dated August 16, 2012 (the "Indenture") by and among the Issuers, and U.S. Bank National Association, as trustee (the "Trustee"). The consummation of the acquisition of Peninsula Gaming occurred on November 20, 2012, at which time, Peninsula Gaming and PGC assumed the obligations of the Merger Sub and Boyd Finance Co. and became the Issuers under the Indenture. The Indenture provides that the Notes bear interest at a rate of 8.375% per annum. The Notes mature on February 15, 2018. Prior to the consummation of the acquisition, the Notes were not guaranteed. Upon the consummation of the acquisition, the Notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming's subsidiaries (other than PGP). The Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness or liens, pay dividends or make distributions, make certain investments, and sell or merge with other companies. We believe that we are in compliance with these covenants at December 31, 2012. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required, under certain circumstances, to offer to purchase the notes. At any time prior to August 15, 2014, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest, up to, but excluding, the applicable redemption date, with the net cash proceeds that the Issuers raise in one or more equity offerings. In addition, prior to August 15, 2014, the Issuers may redeem the Notes, in whole or in part,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to August 15, 2014, we may redeem all or a portion of the Notes at a redemption prices (expressed as percentages of the principal amount) ranging from 106.281% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.
The senior notes have not been, and will not be, registered under the Securities Act of 1933, as amended, (the “Securities Act”) and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Debt Financing Costs
In conjunction with the issuance of the Notes, we incurred approximately $14.2 million in debt financing costs that have been deferred and are being amortized over the term of the Notes using the effective interest method.
Financial and Other Covenants
The PGL credit facility is subject to guarantee, collateral requirements and certain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness or liens, pay dividends or make distributions, make certain investments, and sell or merge with other companies.

Other
KSC has agreements with various slot vendors to finance the purchase of slot machines over a period of twelve months at zero percent financing for the interim phase of the Kansas Star development project. The total financing under these agreements was $22.3 million with an imputed discount of $1.0 million. As of December 31, 2012, KSC had $0.5 million recorded related to slot machine financing at KSC. Monthly financing payments conclude February 2013.

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

On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the "First Borgata Credit Facility Amendment") among MDFC, MDDC, certain other financial institutions (each a "Borgata Lender", and collectively the "Borgata Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Borgata Lenders. The terms of the First Borgata Credit Facility Amendment modifies certain terms of the Borgata bank credit facility among Borgata, the Borgata Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

On December 27, 2012, MDFC entered into a Second Amendment to Credit Agreement among MDFC, MDDC ("Borgata Lenders") and Wells Fargo, as administrative agent for the Borgata Lenders that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the Borgata bank credit facility does not exceed $50 million and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125 million for the most recently ended period of four consecutive fiscal quarters prior thereto.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

As amended, the Borgata bank credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes.

Guarantees
Neither Boyd Gaming Corporation, nor its subsidiaries are guarantors of the Borgata bank credit facility, as amended.

Interest Rate
Outstanding borrowings under the Borgata bank credit facility, as amended, accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At December 31, 2012, the outstanding balance under the Borgata bank credit facility, as amended, was $20.0 million, which bore an interest rate of 4.94%. Contractual availability under the Borgata bank credit facility, as amended, at December 31, 2012 was $40.0 million.
Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants, including the minimum consolidated EBITDA.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the years ended December 31, 2012, 2011 and 2010, we incurred incremental debt financing costs of $0.4 million, $1.2 million and $3.0 million, respectively, related to the Borgata bank credit facility in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2012.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at December 31, 2012.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2012, the effective interest rate on the 9.5% notes due 2015 notes and the 9.875% notes due 2018 was 10.2% and 10.3%, respectively.

Repurchase of Senior Secured Notes
During the year ended December 31, 2011, MDFC repurchased and retired $8.5 million, principal amount, in total, of their senior secured notes, which included $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes $8.2 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded as a gain on early retirement of debt in our consolidated statement of operations during the year ended December 31, 2011.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million senior secured credit facility. At December 31, 2012, the outstanding balance under the Borgata bank credit facility was $20.0 million leaving contractual availability of $40.0 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

	Boyd Gaming	Peninsula Gaming	Borgata	Total
	(In thousands)
For the year ending December 31,
2013	$52,841	$8,729	$—	$61,570
2014	258,168	8,262	20,000	286,430
2015	1,389,850	8,253	398,000	1,796,103
2016	240,750	8,250	—	249,000
2017	—	821,400	—	821,400
Thereafter	997,800	350,000	393,500	1,741,300
Total outstanding principal of long-term debt	$2,939,409	$1,204,894	$811,500	$4,955,803

NOTE 11.    INCOME TAXES

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	December 31,
	2012	2011
	(In thousands)
Current deferred tax liability	$7,473	$—
Non-current deferred tax liability	139,943	379,958
Current deferred tax asset	3,561	21,570
Net deferred tax liability	$143,855	$358,388

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Difference between book and tax basis of property	$114,742	$—
Federal net operating loss carryforwards	39,996	11,504
Share-based compensation	28,532	25,465
State net operating loss carryforwards	26,230	13,883
Reserve for employee benefits	14,647	14,159
Preopening expense	8,155	4,141
Tax credit carryforwards	4,309	2,722
Provision for doubtful accounts	3,709	4,807
Reserve differential for gaming activities	2,510	596
Other	16,322	19,259
Gross deferred tax assets	259,152	96,536
Valuation allowance	(204,583)	(11,238)
Deferred tax assets, net of valuation allowance	54,569	85,298

Deferred tax liabilities
Difference between book and tax basis of intangible assets	161,214	152,140
State tax liability	19,389	28,770
Prepaid services and supplies	11,068	6,723
Gain on early retirement of debt	6,731	6,731
Difference between book and tax basis of property	—	243,812
Other	22	5,510
Gross deferred tax liabilities	198,424	443,686

Deferred tax liabilities, net	$143,855	$358,388

At December 31, 2012, we had unused federal general business tax credits of approximately $4.3 million which may be carried forward or used until expiration beginning in 2030. We have a federal income tax net operating loss of approximately $104.0 million, which may be carried forward or used until expiration beginning in 2031. We also have state income tax net operating loss carryforwards of approximately $365.9 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2013 to 2032, if not fully utilized.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012, and December 31, 2011, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Valuation Allowance on Deferred Tax Assets
Management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In evaluating our ability to recover deferred tax assets, we consider whether it is more likely

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012.

As of December 31, 2012, we concluded that it was more likely than not that the benefit from certain deferred tax assets would not be realized. As a result of our analysis, a valuation allowance of $182.5 million has been recorded on our federal income tax net operating loss carryforwards and certain other deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. A valuation allowance in the amount of $22.1 million has also been recorded on a material portion of our state income tax operating losses, along with certain other state deferred tax assets, which are not presently expected to be realized.

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current
Federal	$(235)	$(550)	$1,892
State	302	2,603	3,090
Total current taxes	67	2,053	4,982
Deferred
Federal	(215,710)	(3,287)	1,022
State	(5,129)	2,955	2,232
Total deferred taxes	(220,839)	(332)	3,254
Provision for income taxes	$(220,772)	$1,721	$8,236

Our tax benefit for the year ended December 31, 2012 was adversely impacted by a valuation allowance on our deferred tax assets. A valuation allowance was also applied to our federal and certain state income tax net operating losses and other deferred tax assets. The tax benefit was favorably impacted by the reversal of interest accrued on unrecognized tax benefits, resulting from the effective settlement reached in connection with our IRS audit.

Our tax provision for the year ended December 31, 2011 was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations and favorably impacted by a nontaxable acquisition related gain. Additionally, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income. The relative impact of equity based state taxes was also more significant in 2011 due to a loss from continuing operations.

Our tax provision for the year ended December 31, 2010 was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income; and favorably impacted by the release of valuation allowances resulting from the organizational restructuring of our Louisiana properties.

Our effective tax rates are also impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata and LVE for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE in its entirety.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from operations before income taxes, for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance for deferred tax assets	(15.5)%	—%	—%
Noncontrolling interests	(0.5)%	(27.7)%	(1.5)%
State income taxes, net of federal benefit	0.4%	(52.8)%	11.9%
Company provided benefits	(0.1)%	(6.9)%	3.5%
Compensation-based credits	0.1%	16.3%	(6.0)%
Accrued interest on uncertain tax benefits	—%	(16.0)%	1.6%
Nontaxable gain on acquisition	—%	25.5%	—%
Other, net	(0.1)%	(0.8)%	(4.3)%
Effective tax rate	19.3%	(27.4)%	40.2%

Status of Examinations
During 2012, we effectively settled our 2001-2004 Internal Revenue Service examination and received Notices of Proposed Adjustments (“Adjustments”) in connection with our 2005-2009 Internal Revenue Service examination. We have agreed to certain Adjustments and the related tax effect is presented in our consolidated balance sheet. We continue to evaluate the remaining Adjustments and to the extent they remain unresolved at the audit's conclusion, we intend to contest such Adjustments through available administrative procedures. The Internal Revenue Service has rescinded the Adjustments issued in 2011 related to our capitalization policy on certain repair expenditures, consistent with guidelines issued in anticipation of final tangible property regulations. The expiration of the statute of limitation related to our federal tax returns for the tax years 2003 through 2004 and 2005 through 2009 have been extended to December 31, 2013 and June 30, 2014, respectively. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment, to the extent of net operating loss carrybacks utilized in those years. The statute of limitations for our remaining federal tax returns will expire over the period September 2014 through September 2016.

We are also currently under examination for various state income and franchise tax matters. Certain adjustments in the state examinations are contingent on resolution of our federal examinations. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001 and the statute of limitations will begin to expire over the period September 2013 through October 2017.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefit, beginning of year	$42,320	$38,336	$29,053
Additions:
Tax positions related to consolidation of Borgata	—	—	8,714
Tax positions related to current year	1,468	1,438	1,511
Tax positions related to prior years	15,456	3,718	—
Reductions:
Tax positions related to prior years	(10,969)	(1,172)	(918)
Settlement with taxing authorities	(9,852)	—	—
Lapse of applicable statute of limitations	—	—	(24)
Unrecognized tax benefits	$38,423	$42,320	$38,336

Included in the $38.4 million balance of unrecognized tax benefits at December 31, 2012, are $6.7 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2012, 2011 and 2010, we recognized accrued interest and penalties of approximately $(0.2) million, $2.4 million and $2.0 million, respectively, in our income tax provision. We have accrued $12.4 million and $12.6 million of interest and penalties as of December 31, 2012 and 2011, respectively, in our consolidated balance sheets.

As a result of the effective settlement in our 2001-2004 Internal Revenue Service examination, we reduced our unrecognized tax benefits by $9.9 million, of which $0.1 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our unrecognized tax benefits by $4.0 million and recorded a $2.6 million benefit to our tax provision.

We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible over the next twelve-month period that our unrecognized tax benefits as of December 31, 2012, may decrease by approximately $1.2 million to $22.6 million, of which up to $1.1 million could impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the depreciable lives of assets, raised in connection with our federal and state examinations. Other than the resolution of the audits discussed above, we do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 12.     DERIVATIVE INSTRUMENTS
We have utilized derivative instruments to manage interest rate risk.

Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We designated our interest rate swaps as cash flow hedges through September 30, 2010, and measured their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Interest Rate Swap Agreements
The Company previously entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Credit Facility, which matured on June 30, 2011. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating rate debt to a fixed rate. The interest rate swap agreements

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

matured on June 30, 2011, however, the following presents the activity related to our accounting for the interest rate swaps during the periods in which they were outstanding.

Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. During the years ended December 31, 2011 and 2010, we designated certain interest rate swaps as cash flow hedges.

Hedge Accounting
These derivative instruments were accounted for as cash flow hedges through September 30, 2010. Accounting for cash flow hedging requires determining a division of hedge results deemed effective and ineffective. However, most of the Company's hedges were designated in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred, nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.

However, on October 1, 2010, in anticipation of the refinancing of our bank credit facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount was amortized into interest expense over the respective remaining terms of the associated agreements. Prospectively, all changes in fair value of these interest rate swaps will be recognized immediately in earnings.

Fair Value
Fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties of the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

The fair values of our derivative instruments at December 31, 2010 included credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

Classification of Changes in Fair Value
The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2011 and 2010 was as follows (in thousands):

		Location of Gain	Gain (Loss)
		(Loss) Reclassified	Reclassified
	Gain Recognized in	from AOCI	from AOCI
Derivatives in a Cash Flow Hedging Relationship -	OCI on Derivative	into Income	Into Income
Interest Rate Swap Contracts	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Year Ended
December 31, 2011	$—	Interest expense	$(11,824)
Year Ended
December 31, 2010	$16,356	Interest Expense	$(4,580)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Location of Gain	Gain (Loss)
	(Loss) Reclassified	Reclassified
	from AOCI	from AOCI
Derivatives Not Designated as Hedging Instruments -	into Income	Into Income
Interest Rate Swap Contracts	(Ineffective Portion)	(Ineffective Portion)
Year Ended
December 31, 2011	Fair value adjustment of derivative instruments	$265
Year Ended
December 31, 2010	Fair value adjustment of derivative instruments	$480

The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $11.8 million and $22.7 million for the years ended December 31, 2011, and 2010, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods. Due to the maturity of the floating-to-fixed interest rate swaps in June 2011, there was no interest expense recorded during the year ended December 31, 2012.

Due to the de-designation of the floating-to-fixed interest rate swaps in October 2010, we recognized losses of $0.3 million and $0.5 million on the change in fair value of these swaps during the years ended December 31, 2011 and 2010, respectively. In addition, the Company amortized $11.8 million and $4.6 million during the years ended December 31, 2011 and 2010, respectively, through other comprehensive income related to these and other derivatives that were previously de-designated as hedging instruments.

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

Echelon
In August 2008, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market.
The further delay of the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets. These impairment tests were comprised of an appraisal of the development and an analysis of its future undiscounted cash flow, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs.
We initially performed this evaluation during the year ended December 31, 2009. We updated these analyses during the year ended December 31, 2011 to evaluate any further depression in real estate or land values as well as any deterioration in our in initial cash flow assumptions. The outcome of this evaluation resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately 1.1 billion at December 31, 2011.
In December 2012, we reconsidered our commitment to complete the Echelon project and concluded we would not resume development. As a result of this decision, we now expect to dispose of the assets. We updated our impairment analysis to compare

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

the difference between the book value of the assets and the estimated realizable value of the assets. Based on this scenario, we recognized an impairment at December 31, 2012, of $993.9 million based on the difference between the book value of the assets and the estimated realizable value of the assets as discussed in Note 4, Property and Equipment, net, and Note 5, Assets Held for Development. Due to the termination of the project, no additional project costs will be capitalized.
The following information summarizes the contractual obligations during the year ended December 31, 2012 with respect to our various material commitments, which are in addition to capitalized costs and annual recurring project costs, related to Echelon:

Energy Sales Agreement
LVE is a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts, we entered into an Energy Sales Agreement ("ESA") with LVE, to design, build, own (other than the underlying real property which is leased from Echelon Resorts) and operate a central energy center and related distribution system for our planned Echelon resort development. Pursuant to the ESA, LVE would provide chilled and hot water, electricity and emergency electricity generation to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. However, since we are obligated to purchase substantially all of the output of the central energy center, we were the primary beneficiary under the terms of the ESA.

LVE suspended construction of the central energy center while the Echelon project was delayed. On April 3, 2009, LVE notified us that, in its view, Echelon Resorts would be in breach of the ESA unless it recommenced and proceeded with construction of the Echelon development project by May 6, 2009.

On March 7, 2011, Echelon Resorts and LVE entered into both a purchase option agreement (the "Purchase Option Agreement") and a periodic fee agreement (the "Periodic Fee Agreement"). Under the Periodic Fee Agreement, Echelon Resorts and LVE had mutually agreed that neither LVE nor Echelon Resorts would give notice of, file or otherwise initiate any claim or cause of action, in or before any court, administrative agency, arbitrator, mediator or other tribunal, that arises under the ESA, subject to certain exceptions, and any statute of limitations or limitation periods for defenses, claims, causes of actions and counterclaims shall be tolled while the Periodic Fee Agreement is in effect. The prohibition on the initiation of litigation and the tolling of the statute of limitations provided for in the Periodic Fee Agreement should be applicable to any litigation with respect to LVE's April 3, 2009 claim of an alleged breach of the ESA. Under the Periodic Fee Agreement, Echelon Resorts agreed to pay LVE, beginning on March 4, 2011, a monthly Periodic Fee and an operation and maintenance fee until either (i) Echelon Resorts notified LVE that it has resumed construction of a portion of the Echelon development project that it owns and Echelon Resorts and LVE have mutually agreed to changes to the dates in their respective construction milestones under the ESA, or (ii) Echelon Resorts exercised its option to purchase LVE's assets pursuant to the terms of the Purchase Option Agreement. The amount of the Periodic Fee was fixed at $11.9 million annually through November 2013. The operation and maintenance fee could not exceed $0.6 million per annum without Echelon's prior approval. We had posted a letter of credit in the amount of $6 million to secure Echelon's Resorts obligation to pay the Periodic Fee and the operation and maintenance fee.

On January 27, 2013, the Purchase Option Agreement was amended. Under the Amended Purchase Option Agreement, Echelon Resorts had the right, at its sole discretion, upon written notice to LVE, to purchase the assets of LVE including the central energy center and related distribution system for a price of $187.0 million, subject to certain possible adjustments. Both the ESA and the Periodic Fee Agreement would have been terminated concurrent with the purchase of the LVE assets pursuant to the Purchase Option Agreement, as amended.
On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash, which resulted in the execution of the Purchase Option Agreement. The sale agreement included the 87-acre land parcel, as well as site improvements, including the district energy system and central energy center that was to be built by LVE. The transaction was completed on March 4, 2013, and we received $163.8 million of proceeds after payments were made to LVE for the central energy center and related distribution system. After certain additional transaction fees are paid, we realized approximately $157 million in net proceeds from the sale after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

Line Extension and Service Agreement (“LEA”)
In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. The agreement provides that Echelon is to pay liquidated damages of $5 million to NV Energy, in the event that we do not physically accept permanent electric service by January 1, 2012 through the substation to be built by NV Energy pursuant to the LEA. On August 29, 2008, NV Energy issued a letter declaring a force majeure event that extended the time for performance of obligations under the LEA, including its obligation to construct the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

substation from which Echelon was to accept delivery of permanent electric service. NV Energy has not built the substation, and we currently do not have an obligation to pay the liquidated damage amount of $5 million due to the force majeure event and because delivery of permanent electric service from the substation is not possible.

Clark County Fees
In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement required payment of $5.2 million, allocated among four annual installments, which commenced in January 2008. We made the first of those payments. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement and was in the process of reviewing our request for a further deferral of the remaining fixed annual payments for up to five years. At December 31, 2012, the outstanding amount on this agreement is $3.9 million. We have accounted for this liability in our impairment.

LEED Tax Credits
We were pursuing Echelon's certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard (or equivalent) for the project as part of the State of Nevada's tax incentive program (the “LEED Program”). The LEED Program allowed for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. We reconsidered our commitment to complete the Echelon project and concluded that we would not resume construction of Echelon. As such, we would not qualify for the LEED Silver Standard (or equivalent) certification. As a result, we do not remain eligible for the LEED program. We included the estimated amount for the abated local portion of sales and use tax, plus interest at a rate of 6.00% per annum, on the qualifying construction materials as part of our impairment at December 31, 2012.

Other Agreements
During the year ended December 31, 2012, certain other agreements, such as office leases and warehouse leases were charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the decision not to pursue further development of the project.

Kansas Management Contract
On January 14, 2011, the Kansas Management Contract was approved by the Kansas Racing and Gaming Commission ("KRGC"). The Kansas Management Contract contractually obligates the Kansas Star Casino, LLC ("KSC") to open certain phases of the project by certain specified dates. With certain exceptions, the permanent gaming facility must be completed by January 14, 2013, and the entire construction project (as set forth in the contract) including the development of an equine complex for events and shows that includes multiple arenas and barn facilities and 150 additional hotel rooms must be completed no later than January 14, 2015. In addition, as of January 14, 2015, KSC is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of a $25.0 million privilege fee. We opened its permanent gaming facility on December 12, 2012 and project to date expenditures total more than $225.0 million as of December 31, 2012 which exceeds the minimum investment in infrastructure commitment. We currently expect to meet the remaining January 14, 2015 completion date.

As part of the Kansas Management Contract, KSC committed to donate $1.5 million each year to support education in the local area in which the Kansas Star casino operates for the duration of the Kansas Management Contract. The first distribution under this commitment was made as scheduled in 2012 and was recorded as an expense in Selling, general and administrative expenses on the consolidated statements of operations.

Mulvane Development Agreement
On March 7, 2011, Kansas Star entered into a Development Agreement with Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane's full obligations under the general obligation bonds.

During the construction period of the infrastructure improvements, Mulvane will issue obligation bonds, the proceeds of which will be used to pay for the construction costs of the improvements. During the year ended, December 31, 2012, Mulvane has issued $18.8 million in general obligation bonds related to these infrastructure improvements. All payments under the special tax assessment are secured by an irrevocable letters of credit issued by the Company in favor of Mulvane. The amount of the outstanding

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

letters of credit supporting these utilities improvements shall be reduced to an amount equal to three times the annual special assessment tax imposed on KSC plus outstanding letters of credit issued related to infrastructure improvements to be completed in future years.

During 2013, the City of Mulvane will perform additional infrastructure improvements that will benefit the Kansas Star site. Upon completion of the improvements, the City will issue additional 15 years general obligation bonds to repay construction costs of the improvements. As of December 31, 2012, the Company has issued $0.9 million in letters of credit in favor of the City to secure payments made by the City related to these additional infrastructure improvements which will be reduced to an amount equal to three times the annual special assessment tax imposed on KSC upon completion of these additional improvements and issuance of the additional general obligation bonds. Future obligations approximate less than $2.0 million per year through 2027.

Minimum Assessment Agreement
In 2007, Diamond Jo Dubuque entered a Minimum Assessment Agreement with the City of Dubuque. Under the Minimum Assessment Agreement, Diamond Jo Dubuque and the City agreed to a minimum taxable value related to the new casino of $57.9 million.  Diamond Jo Dubuque and the City agreed to pay property taxes to the City based on the actual taxable value of the casino, but not less than the minimum taxable value.  Scheduled payments of principal and interest on the City Bonds will be funded through Diamond Jo Dubuque's payment obligations under the Minimum Assessment Agreement.  Diamond Jo Dubuque's is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds.

As a result of purchase accounting the Minimum Assessment Agreement obligation was revalued to fair value. Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. The remaining obligation under the Minimum Assessment Agreement at December 31, 2012 was $1.9 million, which was recorded in Accrued liabilities on the consolidated balance sheet and $15.2 million, net of a $3.3 million discount, which was recorded as a long-term obligation in Other liabilities on the consolidated balance sheet. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if KSC's EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be in an amount equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment.

Contingent Payments
In connection with KSC’s acquisition of a land purchase option to purchase land upon which KSC’s casino is currently being developed, KSC is required to pay a former casino project developer and option holder 1% of KSC’s EBITDA each month for a period of 10 years commencing December 20, 2011.

Borgata
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to twenty years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.6 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Borgata's CRDA obligations for the years ended December 31, 2012, 2011 and 2010 were $7.7 million, $8.1 million and $8.1 million, respectively, of which valuation provisions of $4.4 million, $3.5 million and $4.6 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $15.0 million based on its actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $5.1 million during each of the years ended December 31, 2011 and 2010.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. During the year ended December 31, 2012 and 2011, Borgata incurred expense of $6.1 million and $0.9 million for the pro rata share of the initial contribution to the ACA.
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

Suncoast Hotel and Casino
Suncoast is situated on approximately 49 acres of leased land. The lease had an effective commencement date of September 1, 1995, an initial term of 60 years, and contains three options to extend the term of the lease for ten years each. The original lease term expires in December 2055, exclusive of the three options to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of approximately $0.2 million in 2004 that increase slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. If we do not purchase the property if and when required, we would be in default under the lease agreement.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

California Hotel and Casino
The California is situated on approximately 14 acres of owned land, and two acres of leased land, respectively. The leased land had an effective commencement date of September 1, 1973 with a term of 60 years. The lease provides for monthly rental payments of $3,000 through the June 30, 1973, and $6,500 from July 1, 1974 through August 31, 2003, with a cost-of-living index adjustment preceding the initial month of each of three-year periods from September 1, 2003 through August 31, 2027, and the initial month of each of the final two-year periods from September 1, 2027 through August 31, 2030, and the initial month of the final two-month remaining period. Monthly rent for the last 30 years of the lease will be negotiated and agreed upon, but shall be no less than $6,500 per month, or less than any rent computed for a prior month, whichever is more. In addition, we have the right of first refusal in the event the lessor shall receive from a third party a bona fide offer to purchase the premises.

Fremont Hotel and Casino
The Fremont is situated on approximately three acres of land, of which one acre is leased pursuant to six separate long-term ground lease agreements (collectively, the “Fremont Ground Leases”). The Fremont Ground Leases have lease terms ranging between 79 to 99 years. Five of the Fremont Ground Leases have expiration dates in either July or August 2053, and the sixth Fremont Ground Lease has an expiration date in December 2077. The lease expiring in December 2077, also contains a right of first refusal in the event that the lessor intends to sell that leased premises. None of the Fremont Ground Leases have option rights to further extend their lease terms. Each of the Fremont Ground Leases provide for monthly rental payments, with a cumulative current monthly rent of approximately $0.1 million. The monthly rental obligations of the Fremont Ground Leases are generally subject to periodic adjustment based on changes in the consumer price index (“CPI”). Principally, these CPI adjustments are done in either five or ten-year lease term cycles; however, one of the Fremont Ground Leases adjusts every two years of its lease term.

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

Sam's Town Hotel and Casino
Sam's Town Shreveport is located on 18 acres of leased land and is a party to a Hotel Ground Lease with the City of Shreveport dated as of March 10, 1998, as amended, and an Amended and Restated Ground Lease dated as of March 10, 1998, as amended (together, the “Shreveport Ground Leases”). The initial terms of the Shreveport Ground Leases expired on April 30, 1999, but the Shreveport Ground Leases have been renewed and are still in effect. The Shreveport Ground Leases may be renewed for additional renewal terms which finally expire on March 10, 2048. Aggregate rent payable under the Shreveport Ground Leases is equal to (i) base rent of $0.53 million, as of December 31, 2012 plus (ii) percentage rent of 1% of the adjusted gross revenue from hotel and casino operations plus (iii) 4.75% of adjusted gross gaming revenue for admission taxes. Also, real estate taxes, insurance, utilities and other charges against the property are payable by the Company. Sam's Town Shreveport is also a party to a Commercial Lease with the State of Louisiana dated as of July 6, 1994, as amended by an amendment dated as of April 24, 2001 (together, the “Lease”). The initial term of the Lease expired in July 2004 but was renewed for an additional ten-year term and is still in effect. The Lease may be renewed for two additional ten-year renewal terms. The annual rent now payable under the Lease is $0.07 million.

Treasure Chest Casino
Treasure Chest is located on 14 acres of leased land and is a party to an Amended and Restated Lease for Parking and Other Amenities with the City of Kenner dated as of December 3, 1993, as amended (the “Lease”). The initial term of the Lease expired but the Lease has been renewed and is still in effect. The Lease may be renewed for additional renewal terms which finally expire on July 1, 2029. Rent payable under the Lease is the sum of (i) a base rent determined by formula plus (ii) a $2.50 per capita rent for each person entering the casino. For the years ended December 31, 2012, 2011 and 2010, rent paid to the City was $5.1 million, $5.1 million and $4.6 million. Treasure Chest is also a party to a Commercial Lease with the State of Louisiana dated as of March 9, 1994 (the “State Lease”). The initial term of the State Lease expired in March 2004 but was renewed for an additional ten-year term and is still in effect. The Lease may be renewed for two additional ten-year renewal terms. The annual rent now payable under the Lease is $0.1 million.

IP Casino Resort Spa
IP is located on 24 acres of owned land and leases approximately 4 acres of submerged tidelands from the state of Mississippi. The lease commenced on December 2005 and expires in 2035. The lease payment is adjusted annually at the end of each term

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

based on the all urban consumer price index. The lease expense for the year ended December 31, 2011 was approximately $0.2 million for the stub period and will approximate $0.8 million during the year ending December 31, 2012. Additionally, IP leases a parking lot from the City of Biloxi on a monthly basis. The parking lot lease will expire in August 2013 unless extended by written agreement.

Diamond Jo Dubuque
DJL currently has approximately 500 surface parking spaces that are in close proximity to its casino located on properties that DJL leases under an operating lease for $500,000 annually through December 2018.   In accordance with an operating agreement between DJL and the Dubuque Racing Association, Ltd. (“DRA”), the DRA reimburses DJL for these lease payments.

Diamond Jo Worth
DJW leases, under an operating lease, 10 acres of land north of the casino that is used for patron parking. This lease requires DJW to pay less than $0.1 million per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of approximately $0.8 million. In addition, DJW also leases, under an operating lease, 30 acres of land through August 2013 for use as additional hunting land at its Pheasant Links facility in Emmons, Minnesota. Total rent expense for these leases are less than $0.1 million annually.

The Company currently leases, under an operating lease, approximately 10,876 square feet of office space in Dubuque, Iowa. Total rent expense for this lease is approximately $0.2 million annually.

The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines and other equipment under cancelable leases. These cancelable leases require either fixed monthly payments or contingent monthly rental payments based on usage of the equipment.
Borgata Leases
As of December 31, 2010, MDDC owns approximately 26 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata Hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MGM, as lessor, for a total of approximately 20 acres of land underlying the employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. On November 4, 2010, MGM announced that it had closed the sale of land leased to MDDC for the public space expansion, rooms expansion, parking structure and the undeveloped parcel. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, Borgata's obligations under the ground leases were not modified by the sale. The leases consist of:

•
Lease and Option Agreement, dated as of January 16, 2002, as amended by a letter agreement, dated April 10, 2009, a letter agreement, dated September 21, 2009, the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010, for approximately 2 acres of land underlying the parking garage;

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 4 acres of land underlying the Public Space Expansion;

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 2 acres of land underlying the Rooms Expansion and 3 acres of land underlying a parking structure each;

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by the Modification of Surface Lot Ground Lease, dated March 23, 2010, for approximately 8 acres of land consisting of the surface parking lot; and

•	Ground Lease Agreement, dated as of March 23, 2010, for approximately 1 acre of an undeveloped land parcel.
Pursuant to the alternative parking structure ground lease, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases, MDDC became responsible for all real property taxes assessed against the land underlying the alternative parking structure ground lease and (ii) payment of monthly rent under the alternative parking structure ground lease shall be deferred until the earliest to occur of (x) the date 18 months following the execution of the sale agreement, (y) completion of construction of The Water Club parking garage, and (z) expiration of the term of the Divestiture Trust. Effective as of the date of execution of the sale agreement, the monthly rent due under the alternative parking structure ground lease was in an amount

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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
Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily these land leases, as of December 31, 2012 are as follows:

	Boyd Gaming Lease Obligations	Borgata Lease Obligations	Total Lease Obligations
For the Year Ending December 31,	(In thousands)
2013	$19,174	$7,195	$26,369
2014	13,657	6,863	20,520
2015	11,776	6,480	18,256
2016	10,215	6,414	16,629
2017	10,040	6,382	16,422
Thereafter	396,584	323,931	720,515
	$461,446	$357,265	$818,711
Rent expense for the years ended December 31, 2012, 2011 and 2010 was $29.3 million, $28.4 million and $26.7 million, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, as of December 31, 2012 is as follows:

	Boyd Gaming Rental Income	Borgata Rental Income	Total Rental Income
	(In thousands)
For the Year Ending December 31,
2013	$1,091	$1,743	$2,834
2014	496	1,605	2,101
2015	377	1,605	1,982
2016	196	1,506	1,702
2017	146	1,435	1,581
Thereafter	54	6,327	6,381
	$2,360	$14,221	$16,581

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

which effectively struck Copeland's demands for loss profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $20.3 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (“Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and the Department has appealed the decision on employee meals. The Judge did not issue a decision with respect to the refund claim offset; and pending the ultimate resolution of the appeal at the State Supreme Court, we expect the offset issue will either be addressed by the Supreme Court or remanded back to District Court. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, we will not record any gain until a final, non-appealable decision has been rendered. On July 6, 2012 the Department retracted its previous guidance requiring payment of sales tax, on complimentary and employee meals, for periods subsequent to February 15, 2012. The updated guidance defers the requirement to collect and remit sales tax, without interest or penalty, on complimentary and employee meals until the occurrence of a defined future event. Based on the Department's updated guidance, we have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties.
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
We received the 2010 tax assessment in January 2013 but have not received valuation notices or final tax rates for the years 2011 or 2012. The 2010 tax assessment increased the taxable property value approximately 46% over the 2009 settlement valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through December 31, 2012 could result in a total property tax obligation, net of previous payments, ranging between $5.0 million and $14.1 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $14.1 million for this property

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

tax liability as of December 31, 2012, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount billed. The final tax assessment notices for the period January 1, 2011 through December 31, 2012, which have not been received as of December 31, 2012, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

During the years ended December 31, 2012, 2011 and 2010, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. No dividends were declared during the years ended December 31, 2012, 2011 or 2010.
Stock Option Incentive Plan
On May 17, 2012, at our Annual Meeting of Stockholders, the Company's stockholders approved the amendment and restatement of the Company's 2002 Stock Incentive Plan (the "2002 Plan") as the 2012 Stock Incentive Plan (the "2012 Plan") in order to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Stock Incentive Plan, approximately 2.2 million shares remain available for grant at December 31, 2012. The number of authorized but unissued shares of common stock under this plan as of December 31, 2012 was approximately 17.8 million shares.
Options granted under the plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plan had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Summarized stock option plan activity for the years ended December 31, 2012, 2011 and 2010 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2010	9,569,657	$27.68
Granted	1,190,867	8.34
Canceled	(126,496)	24.64
Exercised	(114,525)	6.31
Outstanding at December 31, 2010	10,519,503	25.76
Granted	541,340	6.74
Canceled	(316,743)	29.91
Exercised	(72,757)	5.46
Outstanding at December 31, 2011	10,671,343	24.81
Granted	537,840	5.22
Canceled	(366,344)	21.4
Exercised	(16,835)	6.95
Outstanding at December 31, 2012	10,826,004	$23.98	5.0	$810

Exercisable at December 31, 2011	8,911,028	$28.20	4.9	$1,011

Exercisable at December 31, 2012	9,545,547	$26.31	4.5	$47
Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22-$5.22	537,840	9.8	$5.22	—	$—
6.60-6.60	1,162,552	5.8	6.60	1,162,552	6.60
6.70-6.70	537,840	8.9	6.70	179,284	6.70
7.55-7.55	1,327,655	6.8	7.55	1,327,655	7.55
8.34-8.34	1,160,533	7.8	8.34	776,472	8.34
11.28-33.31	470,928	0.9	16.35	470,928	16.35
36.76-36.76	1,436,827	1.9	36.76	1,436,827	36.76
38.11-38.11	491,000	4.9	38.11	491,000	38.11
39.00-39.00	1,336,500	3.8	39.00	1,336,500	39.00
39.78-52.35	2,364,329	3.7	39.95	2,364,329	39.95
5.22-52.35	10,826,004	5.0	$23.98	9,545,547	$26.31
The total intrinsic value of in-the-money options exercised during the years ended December 31, 2012, 2011 and 2010 was $19 thousand, $0.3 million and $0.7 million, respectively. The total fair value of options vested during the years ended December 31,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

2012, 2011 and 2010 was approximately $4.8 million, $5.1 million and $9.7 million, respectively. As of December 31, 2012, there was approximately $3.8 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 1.4 years, the weighted-average remaining requisite service period.

Restricted Stock Units
Our 2012 Plan amended and restated the 2002 Plan, which provided for the grant of Restricted Stock Units (“RSUs”). A RSU is an award which may be earned in whole, or in part, upon the passage of time, and which may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.

We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service to the Company. We also grant RSUs to members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting.

During the years ended December 31, 2012, 2011 and 2010, certain of our executive management employees were granted RSUs, totaling approximately 751,000 units, 695,000 units, and 429,000 units, respectively. Each of these RSUs represent a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. These RSUs were issued for past service; therefore, they are fully vested on the date of issuance and expensed on the date of issuance.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Summarized RSU activity for the years ended December 31, 2012, 2011 and 2010 is as follows.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	970,108
Granted	485,067	$8.36
Canceled	(19,080)
Awarded	—
Outstanding at December 31, 2010	1,436,095
Granted	765,516	$6.96
Canceled	(41,340)
Awarded	(310,881)
Outstanding at December 31, 2011	1,849,390
Granted	860,376	$5.51
Canceled	(9,781)
Awarded	(328,838)
Outstanding at December 31, 2012	2,371,147

Vested at December 31, 2011	573,798

Vested at December 31, 2012	955,693
As of December 31, 2012, there was approximately $7.8 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 2.0 years.
Performance Stock Units
Our 2012 Plan amended and restated the 2002 Plan, which provided for the grant of Performance Stock Units (“PSUs”). A PSU is an award which may be earned in whole, or in part, upon the passage of time, and the attainment of performance criteria, and which may be settled for cash, shares, other securities or a combination thereof. The PSUs do not contain voting rights and are not entitled to dividends. The PSUs are subject to the terms and conditions contained in the applicable award agreement and our 2012 Plan.
During the year ended December 31, 2012, certain executive management employees were granted PSUs, totaling approximately 423,955 units. Each of these PSUs represent a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual denomination of units awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and customer service scores, all of which shall be determined on a comprehensive annual three year growth rate. Based upon actual and combined achievement, the number of units awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout, and based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation costs of these PSUs assumes all units granted will be awarded.
These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions will be evaluated, and the number of shares expected to be awarded, and resulting compensation expense, will be adjusted accordingly.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Summarized PSU activity for the years ended December 31, 2012, 2011 and 2010 is as follows.

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	—
Granted	406,602	$6.70
Canceled	—
Awarded	—
Outstanding at December 31, 2011	406,602
Granted	423,955	$5.24
Canceled	(1,427)
Awarded	—
Outstanding at December 31, 2012	829,130

Vested at December 31, 2011	—

Vested at December 31, 2012	—
As of December 31, 2012, there was approximately $6.8 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 2.5 years.
Career Shares
Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement. The program incentivizes and rewards executives for their period of service. Our Career Shares Program was adopted in December 2006, and modified in October 2010, as part of the overall update of our compensation programs. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive's age at such retirement and the number of years of service with the Company. Executives must be at least 55 years old and have at least 10 years of service to receive any payout at retirement. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan. The Career Share awards are tranched by specific term, in the following periods: 10 years, 15 years and 20 years of service. These grants vest over the remaining period of service required to fulfill the requisite years in each of these tranches, and compensation expense is recorded in accordance with the specific vesting provisions.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Summarized Career Shares activity for the years ended December 31, 2012, 2011 and 2010 is as follows.

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	304,441
Granted	146,622	$8.60
Canceled	(18,201)
Awarded	—
Outstanding at December 31, 2010	432,862
Granted	113,495	$10.81
Canceled	(6,668)
Awarded	—
Outstanding at December 31, 2011	539,689
Granted	163,137	$7.69
Canceled	—
Awarded	—
Outstanding at December 31, 2012	702,826

Vested at December 31, 2011	314,888

Vested at December 31, 2012	441,736

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

The following table summarizes our share-based compensation costs by award type.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock Options	$4,634	$4,850	$9,104
Restricted Stock Units	5,816	3,062	1,759
Performance Stock Units	729	76	—
Career Shares	1,068	2,008	461
Total shared-based compensation costs	$12,247	$9,996	$11,324

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Gaming	$233	$192	$318
Food and beverage	44	37	61
Room	21	17	29
Selling, general and administrative	1,183	977	1,619
Corporate expense	10,766	8,773	9,297
Total shared-based compensation expense	$12,247	$9,996	$11,324

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying consolidated statements of comprehensive income. The cumulative balance of other comprehensive income consists of fair value adjustments related to hedged derivative instruments and unrealized gains and losses on the investment available for sale resulting from changes in fair value.

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at December 31, 2011 relates to certain derivative instruments that we de-designated as cash flow hedges.

The following table reports the effects of the changes in the fair valuations of certain of our financial instruments.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Fair value adjustment of derivative instruments	$—	$11,824	$16,356
Fair value adjustment of investment available for sale	(962)	—	—
Tax effect	—	(4,230)	(5,824)
Fair value adjustments, net of tax	$(962)	$7,594	$10,532

NOTE 16.    NONCONTROLLING INTEREST
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Changes in the noncontrolling interest since such date are as follows:

	Borgata	LVE	Other	Total
	(In thousands)
Beginning balance, January 1, 2010	$325,580	$(27,818)	$—	$297,762
Distributions	(123,422)	—	—	(123,422)
Attributable net income (loss)	17,098	(15,158)	—	1,940
Comprehensive income	—	(4,116)	—	(4,116)
Balance, December 31, 2010	219,256	(47,092)	—	172,164
Attributable net income (loss)	1,750	(5,895)	—	(4,145)
Comprehensive income	—	3,968	—	3,968
Balance, December 31, 2011	221,006	(49,019)	—	171,987
Capital investment	—	—	20	20
Attributable net income (loss)	(12,729)	(1,481)	—	(14,210)
Comprehensive income	—	5,539	—	5,539
Balance, December 31, 2012	$208,277	$(44,961)	$20	$163,336

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

NOTE 17.     FAIR VALUE MEASUREMENTS
We have adopted the authoritative accounting guidance for fair value measurements, which does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	December 31, 2012
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$192,828	$192,828	$—	$—
Restricted cash	22,900	22,900	—	—
CRDA deposits	28,464	—	—	28,464
Investment available for sale	17,907	—	—	17,907

Liabilities
Merger earnout	$9,800	$—	$—	$9,800

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$178,756	$178,756	$—	$—
Restricted cash	15,753	15,753	—	—
CRDA deposits	25,905	—	—	25,905

Cash and Restricted Cash
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2012 and 2011.

The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to balances on statements received from the CRDA at December 31, 2012 and 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Investment Available for Sale
Peninsula Gaming has an investment in a single municipal bond issuance of $22.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). Peninsula Gaming is the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the Company's balance sheets. The carrying value of the investment available for sale is included in Other assets, net, on the consolidated balance sheets. The discount associated with this investment is netted with the investment on the consolidated balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in Interest income on the consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if KSC's EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be in an amount equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the earnout using the modified Black-Scholes option pricing model, which requires the following assumptions: expected EBITDA volatility, forecasted 2015 EBITDA, risk-free interest rates and risk adjusted discount rate. We formed our assumptions using historical experience in the gaming industry and observable market conditions. The contingent consideration agreement will be fair valued periodically with updated assumptions and any change in the fair value of the obligation will be included in the Consolidated Statements of Comprehensive Income (Loss). At December 31, 2012, the Company recorded a liability of $9.8 million related to the earnout which is included in Other Liabilities on the Consolidated Balance Sheet.

Contingent Payments
In connection with KSC’s acquisition of a land purchase option to purchase land upon which KSC’s casino is currently being developed, KSC is required to pay a former casino project developer and option holder 1% of KSC’s EBITDA each month for a period of 10 years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At December 31, 2012, the Company recorded a current liability of $0.9 million related to this agreement which was recorded in Accrued liabilities on the Consolidated Balance Sheet and a long term obligation of $3.6 million which is included in Other liabilities on the Consolidated Balance Sheet.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2012.

	Period from November 20, 2012 through December 31, 2012
	Assets	Liabilities
	Investment available for sale	Merger earnout and Contingent land purchase price
	(In thousands)
Balance at November 20, 2012	$18,853	$(14,304)
Total gains (losses) (realized or unrealized):
Included in earnings	16	(86)
Included in other comprehensive income (loss)	(962)	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances and settlements:
Settlements	—	27
Ending balance at December 31, 2012	$17,907	$(14,363)

	Included in interest income	Included in interest expense
Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$16	$(86)

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our note receivable, obligation under minimum assessment agreements and other financial instruments at December 31, 2012.

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Assets
Note receivable	$2,470	$2,470	$2,470	Level 3

Liabilities
Obligation under assessment arrangements	$38,787	$29,335	$29,113	Level 3
Other financial instruments	500	413	413	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The following table provides the fair value measurement information about our long-term debt at December 31, 2012 and December 31, 2011.

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,474,850	$1,466,635	$1,508,516	Level 2
9.125% Senior Notes due 2018	500,000	492,680	523,995	Level 1
9.00% Senior Notes due 2020	350,000	350,000	347,158	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,460	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	236,537	Level 1
Other	158,141	125,475	123,424	Level 3
	2,939,409	2,891,208	2,956,090

Peninsula Gaming Financing
Bank credit facility	854,400	854,400	868,838	Level 2
8.375% Senior Notes due 2018	350,000	350,000	367,721	Level 1
Other	494	491	494	Level 3
	1,204,894	1,204,891	1,237,053
Total Boyd debt	4,144,303	4,096,099	4,193,143

Borgata Debt:
Borgata bank credit facility	20,000	20,000	20,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
	811,500	793,324	796,100
Total debt	$4,955,803	$4,889,423	$4,989,243

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Gaming Debt:
Bank credit facility	$1,632,750	$1,621,715	$1,388,630	Level 2
9.125% Senior Notes due 2018	500,000	491,444	471,000	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	208,120	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	208,249	Level 1
Other	11,071	11,071	10,517	Level 3
Total Boyd debt	2,600,239	2,580,648	2,286,516

Borgata Debt:
Borgata bank credit facility	40,200	40,200	40,200	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total Borgata debt	831,700	809,808	776,385

Total debt	$3,431,939	$3,390,456	$3,062,901

The following table provides the fair value measurement information on other liabilities at December 31, 2012.

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Contingent liability	$9,800	$—	$9,800	Level 3

The estimated fair value of the Boyd bank credit facility is based on a relative value analysis performed on or about December 31, 2012 and December 31, 2011. The estimated fair value of PGL's credit facility is based on a relative value analysis performed on or about December 31, 2012. The estimated fair value of Borgata's bank credit facility at December 31, 2012 and December 31, 2011 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes, PGL's senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2012 and December 31, 2011. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At December 31, 2012 and December 31, 2011, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2012 or the year ended December 31, 2011. All Level I, Level 2 and Level 3 additions were due to the acquisition of Peninsula Gaming on November 20, 2011, which included the Peninsula Gaming 8.375% Senior Notes due 2018 (Level I), the Peninsula Gaming credit facility (Level 2) and the available for sale city bonds (Level 3).

NOTE 18.    IMPAIRMENTS AND OTHER OPERATING ITEMS, NET

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Impairments	$1,053,526	$6,051	$—

Other operating items, net
Acquisition-related expenses	$18,651	$6,375	$3,977
Gain on insurance settlement, net of flood expenses	(7,098)	1,428	—
Gain on insurance proceeds	(7,694)	—	—
Hurricane expenses	2,668	—	—
Asset write-downs, net of gain on disposal	123	690	736
Measurement period adjustments	—	(486)	—
Total other operating items, net	$6,650	$8,007	$4,713
Impairments
During the year ended December 31, 2012, we recorded asset impairments primarily related to the following items:
Development Assets: We recorded a non-cash impairment charge of $1.05 billion, primarily consisting of $993.9 million related to the Echelon development and $39.4 million related to various parcels of undeveloped land. We decided not to proceed with the development of the Echelon site and as a result, recognized impairment associated with the project development costs.
Sam's Town Shreveport: We recorded a non-cash impairment charge of $17.5 million which relates to the write-down of Sam's Town Shreveport's gaming license in connection with our annual impairment test. During the year ended December 31, 2012, this property's operating results were less than expected due to weaker than anticipated discretionary consumer spending and increased competition.
Borgata: We recorded a non-cash impairment charge of $2.8 million related to a parking structure project that will not be further developed.

During the year ended December 31, 2011, we recorded asset impairments and write-downs, net primarily related to the following items:

Impairment of Trademark: Due to our consideration of certain facts and circumstances surrounding an adverse change in the business climate in Atlantic City, we performed an interim impairment test on the indefinite lived trademark recorded upon the consolidation of Borgata. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, Borgata's projected future results will be further negatively impacted by the opening of a new property in Atlantic City, which was announced in February 2011. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

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

Impairment of Investment in Unconsolidated Subsidiary: We also recorded a non-cash impairment charge to Borgata's investment in an unconsolidated subsidiary in the amount of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidated value. Borgata previously entered into an agreement with two other Atlantic City casinos to form ACES. With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September, 2011, and accordingly, the joint venture agreement terminated in January 2012, which forced a liquidation of the joint venture's assets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Subsequent to the recordation of this impairment charge, the carrying value of this investment was $2.8 million at December 31, 2011. During the year ended December 31, 2012, the primary asset related to this investment was liquidated.

Other Operating Items, Net
Acquisition-Related Expenses
During the year ended December 31, 2012, 2011, and 2010, we recorded $18.7 million, $6.4 million, and $4.0 million of expenses related to evaluating various acquisition possibilities and other business development activities. Acquisition related expenses for the year ended December 31, 2012, primarily relate to our acquisition of Peninsula Gaming that was completed on November 20, 2012. Acquisition expenses for the years ended December 31, 2011 and 2010 primarily relate to our acquisition of IP that was completed on October 4, 2011.

Gain on Insurance Settlement, Net of Flood Expenses
During the year ended December 31, 2012, we recorded $7.1 million of gains on business interruption insurance proceeds, net of flood expenses, due to flooding of the Mississippi River and temporary closure of our Tunica property in May 2011, compared to flood expenses of $1.4 million, net of recoveries, during the year ended December 31, 2011.

Gain on Insurance Proceeds
During the year ended December 31, 2012, we recognized a gain of $7.7 million consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene.

Hurricane Expenses
During the year ended December 31, 2012, we recognized $2.7 million for hurricane expenses in our Midwest and South region related to the mandatory closure of several of our properties for Hurricane Isaac.

Asset Write-downs, Net of Gain on Disposal
During the year ended December 31, 2012, 2011 and 2010, we recognized $0.1 million, $0.7 million, and $0.7 million respectively, in connection with the disposal of certain property and equipment in the ordinary course of business.

Measurement Period Adjustments
In connection with the valuation procedures we performed on Borgata, we recorded measurement adjustments during the year ended December 31, 2011, which were primarily comprised of a $0.3 million bargain purchase gain.

NOTE 19.    EMPLOYEE BENEFIT PLANS

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

Contributions, based on wages paid to covered employees, totaled approximately $8.1 million, $7.1 million, and $7.1 million for

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

the years ended December 31, 2012, 2011, and 2010, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis. On October 4, 2011, we acquired IP, and on November 20, 2012, we acquired Peninsula Gaming, which resulted in greater employer contributions during the years ended December 31, 2012 as compared to December 31, 2011. There were no significant changes that would affect the comparability of our employer contributions during the years ended December 31, 2011 and 2010. As of January 1, 2011, Borgata's share of the unfunded vested liability related to its pension plans is $68.3 million.

We and Borgata have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $5.3 million, $5.1 million, and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 20.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present five Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula Gaming; and (v) Atlantic City. The table below lists the classification of each of our properties.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Peninsula Gaming
Diamond Jo	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Amelia Belle Casino	Amelia, Louisiana
Kansas Star Casino	Mulvane, Kansas

Atlantic City
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

Results of Operations - Adjusted EBITDA
We determine each of our wholly-owned properties' profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating items, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Peninsula Gaming segments, and also includes our share of Borgata's operating income before net amortization, preopening and other items.

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

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense. Other operating costs and expenses include Property EBITDA from

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments. Interest expense is net of interest income and amounts capitalized.

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Revenues
Las Vegas Locals	$591,306	$604,965	$607,366
Downtown Las Vegas	224,178	224,251	218,222
Midwest and South	924,188	771,354	728,767
Peninsula Gaming	56,925	—	—
Atlantic City	686,222	730,274	580,140
Reportable Segment Net Revenues	2,482,819	2,330,844	2,134,495
Other	4,607	5,394	6,404
Net revenues	$2,487,426	$2,336,238	$2,140,899

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$128,742	$145,848	$137,464
Downtown Las Vegas	32,832	35,214	34,227
Midwest and South	192,349	167,101	143,699
Peninsula Gaming	21,152	—	—
Atlantic City	116,976	158,126	136,278
	492,051	506,289	451,668
Operating income from Borgata, net	—	—	8,146
Adjusted EBITDA	492,051	506,289	459,814

Other operating costs and expenses
Depreciation and amortization	214,332	195,343	199,275
Corporate expense	50,719	48,962	48,861
Preopening expenses	11,541	6,634	7,459
Impairments and other operating items, net	1,053,526	14,058	4,713
Other	16,808	8,188	10,147
Total other operating costs and expenses	1,346,926	273,185	270,455
Operating income	$(854,875)	$233,104	$189,359

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at December 31, 2012 and December 31, 2011:

	Year Ended December 31,
	2012	2011
	(In thousands)
Assets
Las Vegas Locals	$1,215,494	$1,260,458
Downtown Las Vegas	133,689	131,140
Midwest and South	1,367,063	1,406,136
Peninsula Gaming	1,604,778	—
Atlantic City	1,388,562	1,435,332
Total Reportable Segment assets	5,709,586	4,233,066
Corporate	395,436	1,421,848
Other	227,171	228,140
Total assets	$6,332,193	$5,883,054
Capital Expenditures
The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

The Company's capital expenditures for the years ended December 31, 2012, 2011 and 2010, by Reportable Segment, consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Capital Expenditures:
Las Vegas Locals	$23,349	$15,782	$11,863
Downtown Las Vegas	7,248	4,420	3,356
Midwest and South	60,572	19,770	18,632
Peninsula Gaming	7,606	—	—
Atlantic City	34,742	32,626	12,637
Total Reportable Segment Capital Expenditures	133,517	72,598	46,488
Other	706	106	(1,797)
Corporate entities	(25,580)	11,859	4,092
Total Capital Expenditures	108,643	84,563	48,783
Change in Accrued Property Additions	17,331	2,661	27,175
Cash-Based Capital Expenditures	$125,974	$87,224	$75,958

NOTE 21. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information for the years ended December 31, 2012, 2011 and 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	December 31, 2012
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Summary Operating Results:
Net revenues	$633,083	$615,222	$613,279	$625,842	$2,487,426
Operating income (loss)	76,582	58,239	48,348	(1,038,044)	(854,875)
Net income (loss) attributable to Boyd Gaming Corporation	5,852	977	(15,796)	(899,898)	(908,865)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$0.07	$0.01	$(0.18)	$(10.27)	$(10.37)
Diluted net income (loss) per common share	$0.07	$0.01	$(0.18)	$(10.27)	$(10.37)

	December 31, 2011
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Summary Operating Results:
Net revenues	$564,946	$574,403	$590,215	$606,674	$2,336,238
Operating income	48,104	61,990	68,164	54,846	233,104
Net income (loss) attributable to Boyd Gaming Corporation	(3,521)	(2,951)	3,109	(491)	(3,854)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.04)	$(0.03)	$0.04	$(0.01)	$(0.04)
Diluted net income (loss) per common share	$(0.04)	$(0.03)	$0.04	$(0.01)	$(0.04)

NOTE 22.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Pursuant to the prior registrations of our 9.125% Senior Notes due 2018, certain 100% owned subsidiaries provided joint and several and full and unconditional guarantees of the debt. Under the Securities Act of 1933, separate condensed consolidating information for our subsidiary guarantors and non-guarantors is presented below. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly-owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of December 31, 2012 and 2011 and the condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2012.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2012
					Non-		Non-
					Guarantor		Guarantor
					Subsidiaries		Subsidiaries
			Guarantor		(100%		(Not 100%
	Parent		Subsidiaries		Owned)		Owned)		Eliminations		Consolidated
					(In thousands)
Assets
Cash and cash equivalents	$2,520		$118,714		$37,002		$34,592		$—		$192,828
Other current assets	87,967		(4,905)		36,491		49,843		(6,631)		162,765
Property and equipment, net	67,499		1,691,120		500,660		1,365,709		—		3,624,988
Assets held for development	775		330,995		—		—		—		331,770
Investments in subsidiaries	3,093,287		(191,180)		—		—		(2,902,107)		—
Intercompany receivable	—		264,687		—		—		(264,687)		—
Other assets, net	45,844		12,791		81,891		64,749		—		205,275
Intangible assets, net	—		468,229		589,845		61,564		—		1,119,638
Goodwill, net	—		212,795		482,134		—		—		694,929
Total assets	$3,297,892		$2,903,246		$1,728,023		$1,576,457		$(3,173,425)		$6,332,193

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500		$10,341		$8,729		$—		$—	—	$61,570
Non-recourse debt	—		—		—		225,113		—		225,113
Current liabilities	70,721		203,484		83,090		109,441		(2,855)		463,881
Intercompany payable	134,386		—		129,985		—		(264,371)		—
Long-term debt, net of current maturities	2,723,232		—		1,311,296		793,325		—		4,827,853
Due from affiliates	—		—		—		—		—		—
Other long-term liabilities	23,262		185,350		42,595		35,442		—		286,649
Non-recourse debt	—		—		—		—		—		—

Preferred stock	—		—		—		—		—		—
Common stock	869		31,097		305,387		—		(336,484)		869
Additional paid-in capital	655,694		2,538,402		502,742		476,733		(3,517,877)		655,694
Retained earnings (deficit)	(351,810)		(65,428)		(654,839)		(63,597)		783,864		(351,810)
Accumulated other comprehensive loss, net	(962)		—		(962)		—		962		(962)
Total Boyd Gaming Corporation stockholders' equity (deficit)	303,791		2,504,071		152,328		413,136		(3,069,535)		303,791
Noncontrolling interest	—	—	—	—	—	—	—	—	163,336		163,336
Total stockholders' equity (deficit)	303,791		2,504,071		152,328		413,136		(2,906,199)		467,127
Total liabilities and stockholders' equity	$3,297,892		$2,903,246		$1,728,023		$1,576,457		$(3,173,425)		$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$138,926	$1,689,284	$111,921	$697,118	$(149,823)	$2,487,426

Costs and expenses
Operating	—	940,450	85,419	371,722	—	1,397,591
Selling, general and administrative	—	296,840	16,931	139,155	—	452,926
Maintenance and utilities	—	92,312	4,281	58,423	—	155,016
Depreciation and amortization	7,984	126,121	15,963	64,264	—	214,332
Corporate expense	86,084	368	1,631	—	(37,364)	50,719
Preopening expenses	1,207	15,438	5,552	240	(10,896)	11,541
Impairment of assets	97,868	1,044,112	—	2,811	(91,265)	1,053,526
Other operating items, net	15,575	(5,503)	3,081	(6,503)	—	6,650
Total costs and expenses	208,718	2,510,138	132,858	630,112	(139,525)	3,342,301

Equity in loss (earnings) of subsidiaries	929,465	(535)	(87,151)	—	(841,779)	—
Operating income (loss)	(999,257)	(820,319)	66,214	67,006	831,481	(854,875)

Other expense (income)
Interest expense, net	174,345	634	18,630	95,226	—	288,835
Other income	—	—	(91,128)	—	91,265	137
Total other expense, net	174,345	634	(72,498)	95,226	91,265	288,972

Income (loss) before income taxes	(1,173,602)	(820,953)	138,712	(28,220)	740,216	(1,143,847)
Income taxes	264,737	(50,745)	5,501	1,279	—	220,772
Net income (loss)	(908,865)	(871,698)	144,213	(26,941)	740,216	(923,075)
Net loss attributable to noncontrolling interest	—	—	—	—	14,210	14,210
Net income (loss) attributable to Boyd Gaming Corporation	$(908,865)	$(871,698)	$144,213	$(26,941)	$754,426	$(908,865)
Comprehensive income (loss)	$(909,827)	$(871,698)	$144,213	$(21,402)	$740,216	$(918,498)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$149,168	$1,550,197	$55,767	$730,274	$(149,168)	$2,336,238

Costs and expenses
Operating	—	848,973	57,620	383,041	—	1,289,634
Selling, general and administrative	—	258,026	10,023	126,942	—	394,991
Maintenance and utilities	—	89,092	2,255	62,165	—	153,512
Depreciation and amortization	8,371	118,621	2,914	65,437	—	195,343
Corporate expense	95,847	147	1,194	—	(48,226)	48,962
Preopening expenses	907	16,356	—	(10,629)	—	6,634
Other operating items, net	6,054	1,602	3	6,399	—	14,058
Total costs and expenses	111,179	1,332,817	74,009	633,355	(48,226)	2,103,134

Equity in loss (earnings) of subsidiaries	(75,144)	1,345	—	—	73,799	—
Operating income (loss)	113,133	216,035	(18,242)	96,919	(174,741)	233,104

Other expense (income)
Interest expense, net	151,931	687	—	98,067	—	250,685
Fair value adjustment of derivative instruments	265	—	—	—	—	265
Gain on early retirements of debt	20	—	—	(6)	—	14
Other income	(7,000)	(4,582)	—	—	—	(11,582)
Total other expense, net	145,216	(3,895)	—	98,061	—	239,382

Income (loss) before income taxes	(32,083)	219,930	(18,242)	(1,142)	(174,741)	(6,278)
Income taxes	28,229	(34,349)	5,652	(1,253)	—	(1,721)
Net income (loss)	(3,854)	185,581	(12,590)	(2,395)	(174,741)	(7,999)
Net loss attributable to noncontrolling interest	—	—	—	—	4,145	4,145
Net income (loss) attributable to Boyd Gaming Corporation	$(3,854)	$185,581	$(12,590)	$(2,395)	$(170,596)	$(3,854)
Comprehensive income (loss)	$3,740	$185,581	$(12,590)	$1,573	$(174,741)	$3,563

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2010
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$134,190	$1,501,899	$58,860	$580,140	$(134,190)	$2,140,899

Costs and expenses
Operating	—	835,489	54,984	298,966	—	1,189,439
Selling, general and administrative	—	265,376	8,858	94,983	—	369,217
Maintenance and utilities	—	87,499	4,256	48,967	—	140,722
Depreciation and amortization	11,955	129,693	4,741	52,886	—	199,275
Corporate expense	83,437	59,710	9,295	—	(103,581)	48,861
Preopening expenses	1,580	—	7,523	—	(1,644)	7,459
Other operating items, net	4,456	68	197	(8)	—	4,713
Total costs and expenses	101,428	1,377,835	89,854	495,794	(105,225)	1,959,686

Equity in loss (earnings) of subsidiaries	(65,159)	(47,393)	—	—	104,406	(8,146)
Operating income (loss)	97,921	171,457	(30,994)	84,346	(133,371)	189,359

Other expense (income)
Interest expense, net	118,585	731	(6)	61,243	—	180,553
Fair value adjustment of derivative instruments	480	—	—	—	—	480
Gain on early retirements of debt	(2,758)	—	—	—	—	(2,758)
Other income	—	(12,535)	—	—	—	(12,535)
Other non-operating expenses, net	—	3,133	—	—	—	3,133
Total other expense, net	116,307	(8,671)	(6)	61,243	—	168,873

Income (loss) before income taxes	(18,386)	180,128	(30,988)	23,103	(133,371)	20,486
Income taxes	28,696	(32,838)	(27)	(4,067)	—	(8,236)
Net income (loss)	10,310	147,290	(31,015)	19,036	(133,371)	12,250
Net loss attributable to noncontrolling interest	—	—	—	—	(1,940)	(1,940)
Net income (loss) attributable to Boyd Gaming Corporation	$10,310	$147,290	$(31,015)	$19,036	$(135,311)	$10,310
Comprehensive income	$20,842	$147,290	$(31,015)	$14,920	$(133,371)	$18,666

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$77,534	$16,372	$9,995	$34,252	$4,292	$142,445

Cash flows from investing activities
Capital expenditures	(50,536)	(33,088)	(7,894)	(34,456)	—	(125,974)
Cash paid for acquisition, net of cash received	(198,726)	—	(1,125,472)	—	—	(1,324,198)
Investment in and advances to unconsolidated subsidiaries, net	4,292	—	—	—	(4,292)	—
Other investing activities	(790)	7,245	1,828	6,730	—	15,013
Net cash from investing activities	(245,760)	(25,843)	(1,131,538)	(27,726)	(4,292)	(1,435,159)

Cash flows from financing activities
Borrowings under bank credit facility	787,100	—	871,100	632,700	—	2,290,900
Payments under bank credit facility	(951,250)	—	(16,700)	(652,900)	—	(1,620,850)
Debt issuance costs, net	(16,651)	—	(47,989)	(443)	—	(65,083)
Proceeds from issuance of senior secured notes	350,000	—	350,000	—	—	700,000
Proceeds from variable interest entities' issuance of debt	—	—	—	3,374	—	3,374
Proceeds on loans to members of variable interest entity	—	—	—	(928)	—	(928)
Other financing activities	1,183	—	(1,810)	—	—	(627)
Net cash from financing activities	170,382	—	1,154,601	(18,197)	—	1,306,786

Net change in cash and cash equivalents	2,156	(9,471)	33,058	(11,671)	—	14,072
Cash and cash equivalents, beginning of period	364	128,185	3,944	46,263	—	178,756
Cash and cash equivalents, end of period	$2,520	$118,714	$37,002	$34,592	$—	$192,828

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$97,965	$68,797	$26,294	$60,454	$—	$253,510

Cash flows from investing activities
Capital expenditures	(24,815)	(28,204)	(1,579)	(32,626)	—	(87,224)
Cash paid for business acquisition, net	(278,456)	—	—	—	—	(278,456)
Cash paid for development agreement	—	—	(24,450)	—	—	(24,450)
Other investing activities	895	—	—	26,448	—	27,343
Net cash from investing activities	(302,376)	(28,204)	(26,029)	(6,178)	—	(362,787)

Cash flows from financing activities
Borrowings under bank credit facility	391,329	—	—	741,300	—	1,132,629
Payments under bank credit facility	(183,579)	—	—	(762,000)	—	(945,579)
Debt financing costs, net	(14,221)	—	—	(1,153)	—	(15,374)
Proceeds from issuance of debt	—	—	—	7,199	—	7,199
Payments on long-term debt	—	(690)	—	—	—	(690)
Payments on retirements of long-term debt	—	—	—	(8,198)	—	(8,198)
Proceed from stock options exercised	15	—	—	—	—	15
Payments under note payable by variable interest entity	—	—	—	(27,000)	—	(27,000)
Other financing activities	—	—	—	(592)	—	(592)
Net cash from financing activities	193,544	(690)	—	(50,444)	—	142,410

Net change in cash and cash equivalents	(10,867)	39,903	265	3,832	—	33,133
Cash and cash equivalents, beginning of period	11,231	88,282	3,679	42,431	—	145,623
Cash and cash equivalents, end of period	$364	$128,185	$3,944	$46,263	$—	$178,756

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2010
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$226,650	$78,597	$970	$91,379	$(128,205)	$269,391

Cash flows from investing activities
Capital expenditures	(6,463)	(56,884)	(2,059)	(10,552)	—	(75,958)
Net cash effect upon change in controlling interest of Borgata	—	26,025	—	26,025	(26,025)	26,025
Other investing activities	69	—	—	987	—	1,056
Net cash from investing activities	(6,394)	(30,859)	(2,059)	16,460	(26,025)	(48,877)

Cash flows from financing activities
Borrowings under bank credit facility	758,774	—	—	533,673	—	1,292,447
Payments under bank credit facility	(1,250,674)	—	—	(1,105,062)	—	(2,355,736)
Debt financing costs, net	(20,617)	—	—	(6,440)	—	(27,057)
Proceeds from issuance of debt	490,000	—	—	773,176	—	1,263,176
Proceeds from issuance of debt by variable interest entity	—	—	—	18,091	—	18,091
Payments on long-term debt	—	(46,875)	—	(1,194)	—	(48,069)
Payments on retirements of long-term debt	(187,041)	(652)	—	—	—	(187,693)
Other financing activities	170	—	—	(277,652)	154,230	(123,252)
Net cash from financing activities	(209,388)	(47,527)	—	(65,408)	154,230	(168,093)

Net change in cash and cash equivalents	10,868	211	(1,089)	42,431	—	52,421
Cash and cash equivalents, beginning of period	363	88,071	4,768	—	—	93,202
Cash and cash equivalents, end of period	$11,231	$88,282	$3,679	$42,431	$—	$145,623

NOTE 23.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of our outstanding shares of common stock as of December 31, 2012. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2012, 2011 and 2010, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.
Compensation of Certain Borgata Employees
Borgata reimburses Boyd for compensation paid to employees performing services for Borgata and for out-of-pocket costs and expenses incurred related to travel. Boyd is also reimbursed for various payments made on Borgata's behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to Boyd for these types of expenditures paid by Boyd were $0.5 million and $0.3 million at December 31, 2012 and 2011, respectively. Reimbursable expenditures were $10.9

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

million, $10.0 million and $9.1 million for each of the years ended December 31 2012, 2011 and 2010, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations. Related party reimbursements are eliminated in consolidation.
Borgata Ground Leases
Borgata entered into a series of ground lease agreements with MGM totaling 19.6 acres that provide the land on which Borgata's existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is six months after notice is given. On November 4, 2010, MGM sold the land on which the employee parking garage, public space expansion and rooms expansion, as well as, the undeveloped parcel. Borgata did not have any amounts due to MGM or the third party land owner for these types of expenditures at either December 31, 2012, 2011 or 2010. Rent incurred for ground lease agreements was $5.8 million, $5.1 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, which was included in selling, general and administrative on the consolidated statements of operations. Of these amounts, rent paid to MGM was less than $0.1 million for each of the years ended December 31, 2012 and 2011, and was $0.2 million for the year ended December 31, 2010.
Pursuant to the ground lease agreements, Borgata is responsible for the direct payment of related property taxes paid on its behalf. Borgata did not have any amounts due to MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM or the third party land owner for these types of expenditures at either December 31, 2012, 2011 or 2010. Total property taxes incurred were $15.6 million, $14.0 million and $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, property tax paid related to MGM was $2.8 million, $2.5 million, and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

NOTE 24.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2012. During this period, the following subsequent events have occurred.

On February 22, 2013, we and Dania Entertainment entered into the New Dania Agreement for the sale of certain assets and liabilities of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering, for a purchase price of $65.5 million. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.

On February 28, 2013, we paid off $10.3 million for another loan that was scheduled to mature on February 28, 2013.

On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash. The sale agreement included the 87-acre land parcel, as well as site improvements. The transaction was completed on March 4, 2013, and we received $163.8 million of proceeds. After certain additional transaction fees are paid, we realized approximately $157.0 million in net proceeds from the sale after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC.

On March 7, 2013, we announced and notified the trustee for our 6.75% Senior Subordinated Notes due 2014 that on April 6, 2013 we will redeem $150 million of our outstanding 6.75% Senior Subordinated Notes due 2014 at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date.

2.
Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3.    Exhibit List

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

2.8
Agreement and Plan of Merger, dated as of May 16, 2012, entered into by and among, Boyd Gaming Corporation, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula Gaming, LLC.
Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 16, 2012.

2.9
Membership Interest Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 1, 2013, by and between Echelon Resorts, LLC, Coast Hotels and Casinos, Inc., Genting Assets, Inc, and Genting Berhad. dated March 1, 2013.
Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2013

2.1	Asset Purchase Agreement among LVE Energy Partners, LLC, Echelon Resorts LLC, and Boyd Gaming Corporation, dated March 1, 2013.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2013

3.1	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 14, 2008.

3.2	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

4.1
Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein
Incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004.

4.2	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.4 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005.

4.3	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.5 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005.

4.4	Form of Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.6 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005.

4.5
Indenture (including form of Subordinated Debt Securities) with respect to Subordinated Debt Securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee
Incorporated by reference to Exhibit 4.9 of the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2006.

4.6
First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee
Incorporated by reference to Exhibit 4.10 of the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2006.

4.7	Lender Joinder Agreement, dated November 2, 2011, among The Company, Bank of America, N.A., as the Administrative Agent, and Bank of America, N.A., as the Increasing Lender	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2011.

4.8	Indenture governing the Company's 9.125% senior notes, dated November 10, 2010, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.9	Registration Rights Agreement, dated November 10, 2010, by and between the Company and J.P. Morgan Securities LLC, on behalf of itself and as representative of the several initial purchasers.	Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.10	Indenture governing the Company's 9% Senior Notes due 2020, dated June 8, 2012, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

4.11
Registration Rights Agreement, dated June 8, 2012, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, on behalf of themselves and as representatives of the several initial purchasers.
Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

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

10.39
First Amendment and Consent to First Amended and Restated Credit Agreement, dated as of December 21, 2009, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent for the Lenders
Incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.40
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2012, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent for the Lenders
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.41	Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.42	Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.43*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.44*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.45*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.46*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.47	Periodic Fee Agreement, entered into as of March 4, 2011, by and amongst Echelon Resorts LLC and LVE Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 2011.

10.48	Agreement for Purchase and Sale, dated June 15, 2011, amongst the Company, Imperial Palace of Mississippi, LLC and Key Largo Holdings, LLC	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2011.

10.49
First Amendment to Credit Agreement, dated November 11, 2011, among Marina District Finance Company, Inc., as the Borrower, Marina District Development Company, LLC, together with the Borrower as the Credit Parties, certain commercial lending institutions as the Lenders and Wells Fargo Bank National Association, as the Administrative Agent
Incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.50	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.51	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999	Incorporated by reference to Exhibit 10.l6 of Diamond Jo, LLC's Form S-4 filed October 12, 1999.

10.52	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.53	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.54	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.55	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.56	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.57	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.58
Credit Agreement, dated as of November 14, 2012, among Boyd Acquisition Sub, LLC, as the Initial Borrower, Bank of America, N.A., as Administration Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., and UBS Securities LLC as Joint Lead Arrangers and Joint Book Managers.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 20, 2012.

10.59	Seller Merger Consideration Note, dated November 20, 2012 made by Boyd Acquisition II, LLC in favor of Peninsula Gaming Partners, LLC.	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed November 20, 2012.

12	Ratio of Earnings to Fixed Charges	Filed electronically herewith

18	Accountants preferability letter for change in annual goodwill impairment test date.	Filed electronically herewith

21.1	Subsidiaries of the Registrant.	Filed electronically herewith

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.2
Indenture governing Boyd Acquisition Sub, LLC's and Boyd Acquisition Finance Corp.'s 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed August 21, 2012.

101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith
________________________________
*    Management contracts or compensatory plans or arrangements/
**    Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2013.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith, Josh Hirsberg and Anthony D. McDuffie, and each of them, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	March 16, 2013
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	March 16, 2013
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 16, 2013
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Senior Vice President, Chief Financial Officer and Treasurer	March 16, 2013
Josh Hirsberg

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	March 16, 2013
Anthony D. McDuffie	(Principal Accounting Officer)

/s/ ROBERT L. BOUGHNER	Executive Vice President,	March 16, 2013
Robert L. Boughner	Chief Business Development Officer and Director

/s/ WILLIAM R. BOYD	Vice President and Director	March 16, 2013
William R. Boyd

/s/ RICHARD FLAHERTY	Director	March 16, 2013
Richard Flaherty

/s/ THOMAS V. GIRARDI	Director	March 16, 2013
Thomas V. Girardi

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 16, 2013
Maj. Gen. Billy McCoy Ret. USAF

/s/ FREDERICK J. SCHWAB	Director	March 16, 2013
Frederick J. Schwab

/s/ CHRISTINE J. SPADAFOR	Director	March 16, 2013
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	March 16, 2013
Peter M. Thomas

/s/ VERONICA J. WILSON	Director	March 16, 2013
Veronica J. Wilson