Form 10-Q
period 2013-03-31
BOYD GAMING CORP
filed 2013-05-10
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012
Common stock, $0.01 par value	87,747,167

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

PART I. Financial Information
Item 1. Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2013 and December 31, 2012
______________________________________________________________________________________________________

	March 31,	December 31,
	2013	2012
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$358,354	$192,828
Restricted cash	25,005	22,900
Accounts receivable, net	59,964	62,040
Inventories	18,406	18,618
Prepaid expenses and other current assets	89,919	48,709
Income taxes receivable	1,498	2,875
Deferred income taxes and other current tax assets	8,216	7,623
Total current assets	561,362	355,593
Property and equipment, net	3,612,508	3,624,988
Assets held for development	—	331,770
Debt financing costs, net	79,187	85,468
Restricted investments held by variable interest entity	—	21,382
Other assets, net	99,715	98,425
Intangible assets, net	1,107,284	1,119,638
Goodwill, net	694,929	694,929
Total assets	$6,154,985	$6,332,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$200,759	$61,570
Accounts payable	106,681	91,210
Accrued liabilities	412,894	364,542
Deferred income taxes and income taxes payable	656	8,129
Current deferred tax liability	7,116	—
Current maturities of non-recourse obligations of variable interest entity	—	225,113
Total current liabilities	728,106	750,564
Long-term debt, net of current maturities	4,637,063	4,827,853
Deferred income taxes	149,193	139,943
Other long-term tax liabilities	25,906	43,457
Other liabilities	109,432	103,249
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,892,311 and 86,871,977 shares outstanding	869	869
Additional paid-in capital	659,780	655,694
Retained earnings (accumulated deficit)	(359,094)	(351,810)
Accumulated other comprehensive income	(667)	(962)
Total Boyd Gaming Corporation stockholders’ equity	300,888	303,791
Noncontrolling interest	204,397	163,336
Total stockholders’ equity	505,285	467,127
Total liabilities and stockholders’ equity	$6,154,985	$6,332,193
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$633,767	$535,748
Food and beverage	111,864	106,132
Room	63,855	65,997
Other	39,420	35,832
Gross revenues	848,906	743,709
Less promotional allowances	111,923	110,626
Net revenues	736,983	633,083
COST AND EXPENSES
Operating costs and expenses:
Gaming	298,409	248,955
Food and beverage	60,167	54,078
Room	13,100	14,135
Other	28,221	26,061
Selling, general and administrative	124,905	109,717
Maintenance and utilities	39,353	38,763
Depreciation and amortization	70,071	50,014
Corporate expense	15,356	12,871
Preopening expense	2,365	1,660
Asset transactions costs	3,013	45
Other operating charges, net	1,566	202
Total operating costs and expenses	656,526	556,501
Operating income	80,457	76,582
Other expense (income):
Interest income	(656)	(4)
Interest expense, net	95,682	63,828
Other income	(518)	—
Total other expense, net	94,508	63,824
Income (loss) before income taxes	(14,051)	12,758
Income taxes	2,424	(6,283)
Net income (loss)	(11,627)	6,475
Net loss (income) attributable to noncontrolling interest	4,343	(623)
Net income (loss) attributable to Boyd Gaming Corporation	$(7,284)	$5,852
Basic net income (loss) per common share	$(0.08)	$0.07
Weighted average basic shares outstanding	87,974	87,530
Diluted net income (loss) per common share	$(0.08)	$0.07
Weighted average diluted shares outstanding	87,974	87,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Net income (loss)	$(11,627)	$6,475
Other comprehensive income, net of tax:
Fair value of derivative instruments, net	—	2,440
Fair value of adjustments to available-for-sale securities, net of tax of $0	295	—
Comprehensive income (loss)	(11,332)	8,915
Less: other comprehensive income attributable to noncontrolling interest	—	2,440
Less: net income (loss) attributable to noncontrolling interest	(4,343)	623
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$(6,989)	$5,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the three months ended March 31, 2013
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

	Shares	Amount
	(In thousands, except share data)
	(Unaudited)
Balances, January 1, 2013	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127
Net loss	—	—	—	(7,284)	—	(4,343)	(11,627)
Unrealized gain on investment available for sale	—	—	—	—	295	—	295
Stock options exercised	20,334	—	158	—	—	—	158
Tax effect from share-based compensation arrangements	—	—	(163)	—	—	—	(163)
Share-based compensation costs	—	—	4,091	—	—	—	4,091
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, March 31, 2013	86,892,311	$869	$659,780	$(359,094)	$(667)	$204,397	$505,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(11,627)	$6,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,071	50,014
Amortization of debt financing costs	4,009	3,150
Amortization of discounts on debt	4,505	889
Share-based compensation expense	4,091	3,116
Deferred income taxes	8,920	8,679
Noncash asset write-downs	19	42
Other operating activities	982	3,486
Changes in operating assets and liabilities:
Restricted cash	(2,105)	1,706
Accounts receivable, net	538	779
Inventories	212	570
Prepaid expenses and other current assets	(4,745)	(94)
Current other tax asset	(618)	—
Income taxes receivable	1,377	908
Other long-term tax assets	9,863	57
Other assets, net	(6,407)	208
Accounts payable and accrued liabilities	23,042	(11)
Income taxes payable	—	248
Other long-term tax liabilities	(20,292)	(3,219)
Other liabilities	6,283	485
Net cash provided by operating activities	88,118	77,488
Cash Flows from Investing Activities
Capital expenditures	(22,581)	(32,796)
Proceeds from sale of Echelon, net	343,750	—
Cash paid for exercise of LVE option	(187,000)	—
Other investing activities	(103)	28
Net cash provided by (used in) investing activities	134,066	(32,768)
Cash Flows from Financing Activities
Borrowings under bank credit facility	202,200	134,800
Payments under bank credit facility	(232,025)	(184,425)
Borrowings under Peninsula bank credit facility	68,200	—
Payments under Peninsula bank credit facility	(78,863)	—
Borrowings under Borgata bank credit facility	103,600	182,900
Payments under Borgata bank credit facility	(109,600)	(200,600)
Debt financing costs, net	694	(44)
Proceeds from issuance of non-recourse debt by variable interest entity	—	919
Payments on notes payable	(10,814)	—
Payments on non-recourse debt of variable interest entity	—	(250)
Other financing activities	(50)	(62)
Net cash used in financing activities	(56,658)	(66,762)
Change in cash and cash equivalents	165,526	(22,042)
Cash and cash equivalents, beginning of period	192,828	178,756
Cash and cash equivalents, end of period	$358,354	$156,714

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$88,261	$49,173
Cash paid (received) for income taxes, net	(1,313)	(137)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$18,445	$6,311

Assets and Liabilities Deconsolidated of Variable Interest Entity
Current assets	$184,013	$—
Long-term assets	2,429	—
Total assets deconsolidated	$186,442	$—

Current liabilities	$48,366	$—
Noncontrolling interests	(48,924)	—
Total liabilities and noncontrolling interests deconsolidated	$(558)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization
Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” "Boyd Gaming," “we” or “us”) was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company's common stock is traded on the New York Stock Exchange under the symbol “BYD”.
We are a diversified operator of 21 wholly owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, and New Jersey.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Reclassifications
Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications related to other assets that were previously accumulated in assets held for development for the year ended December 31, 2012. This reclassification had no effect on our total assets as previously reported in our condensed consolidated balance sheet. In addition, asset transaction costs that were previously accumulated in other operating charges were disaggregated in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively. This reclassification had no effect on our retained earnings or net income (loss) as previously reported.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Asset Transaction Costs
Asset transaction costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as, transaction costs incurred to dispose of assets, including, but not limited to, the sales of Echelon and Dania.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
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
The amounts included in promotional allowances for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Rooms	$35,120	$34,682
Food and beverage	50,788	48,298
Other	26,015	27,646
Total promotional allowances	$111,923	$110,626

The estimated costs of providing such promotional allowances for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Rooms	$14,711	$14,827
Food and beverage	45,059	44,851
Other	5,126	5,806
Total cost of promotional allowances	$64,896	$65,484

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $102.3 million and $71.3 million for the three months ended March 31, 2013 and 2012, respectively.

CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Our net deposits with the CRDA, held by Borgata, eligible to be used to fund qualified investments were $29.1 million and $28.5 million as of March 31, 2013 and December 31, 2012, respectively, and are included in other assets, net, on our consolidated balance sheets.

Investment
We have an investment in $22.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair-value. The fair value at March 31, 2013 was $18.2 million. At March 31, 2013, $0.3 million is included as a current asset in other current assets, and $17.9 million is included in long-term other assets, net.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
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
For the three months ended March 31, 2013, in accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our current rate is impacted by adjustments that are largely independent of our operating results before taxes. Such adjustments relate primarily to the accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that are not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. As such, we believe this method provides the most reliable estimate of year-to-date income tax expense.

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
Tax positions, failing to qualify for initial recognition, are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Unrecognized tax benefits at March 31, 2013 and December 31, 2012 are $22.0 million and $38.4 million, respectively. Included in the $22.0 million balance of unrecognized tax benefits at March 31, 2013, are $19.9 million of benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. We have accrued $9.0 million and $12.4 million of interest and penalties in our consolidated balance sheet as of March 31, 2013 and December 31, 2012.
In 2013, we reached agreement on certain proposed adjustments in connection with our IRS examination for tax years ended 2005 through 2009. As a result of the agreed adjustments, we reduced our unrecognized tax benefits by $16.7 million, of which $0.9 million impacted our effective tax rate. Such agreements also resulted in a reduction to the interest accrued on our unrecognized tax benefits and a corresponding benefit to our tax provision of $3.8 million. During 2012, we reached an agreement with the Appeals Division in our IRS examination for tax years ended 2001 through 2004. We reduced our federal unrecognized tax benefits, primarily related to the settlement, by approximately $20.8 million on a net basis, of which $0.1 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our federal unrecognized tax benefits by approximately $4.9 million and recorded a $3.2 million benefit to our tax provision.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible over the next twelve-month period, that we may experience a decrease in our unrecognized tax benefits, as of March 31, 2013, of up to $10.1 million. Approximately $8.0 million of the total reduction would impact our effective tax rate.
Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation's stockholders, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common equivalent shares used in the calculations of basic and diluted earnings per share calculations for the three months ended March 31, 2013 and 2012, consisted of the following amounts:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Weighted average shares outstanding:
Basic	87,974	87,530
Potential dilutive effect	—	457
Diluted	87,974	87,987

Due to the net loss for the three months ended March 31, 2013, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding. Such exclusion included anti-dilutive options totaling 9.1 million, for the three months ended March 31, 2013 and have been excluded from the computation of diluted earnings per share, as these shares were out of the money. Anti-dilutive options totaling 8.1 million have been excluded during the three months ended March 31, 2012, as these shares were out of the money.

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

Accounting Standards Update 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("Update 2013-02")
In February 2013, the Financial Accounting Standards Board ("FASB") issued Update 2013-02 which is an amendment to Topic 220-10 of the Accounting Standards Codification ("ASC").

The objective of Update 2013-02 is to amend ASC 220-10 to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Update 2013-02 is effective for interim and annual periods beginning after December 15, 2012. In February 2013, the Company adopted Update 2013-02. Update 2013-02 will not have a material impact on our consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES

Acquisition of Peninsula Gaming
Overview
On November 20, 2012, we completed the acquisition of Peninsula Gaming pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the three months ended March 31, 2013.

Status of Purchase Price Allocation
The Company has recognized the assets acquired and liabilities assumed in the Merger based on preliminary fair value estimates as of the date of the Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, the note payable to seller, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The final fair value determinations are expected to be completed no later than the third quarter of 2013. The final fair value determinations may be significantly different than those reflected in the consolidated balance sheets at March 31, 2013 and December 31, 2012.

Supplemental Unaudited Pro Forma Information
The following table presents pro forma results of the Company, as though Peninsula Gaming had been acquired as of January 1, 2012. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and Peninsula Gaming prior to the acquisition, with adjustments directly attributable to the acquisition.

	Three Months Ended March 31, 2012
	Boyd Gaming Corporation (As Reported)	Peninsula Gaming	Boyd Gaming Corporation (Pro Forma)
	(In thousands)
Condensed Statements of Operations
Net revenues	$633,083	$134,658	$767,741
Net income attributable to Boyd Gaming Corporation	$5,852	$385	$6,237
Basic and diluted earnings per share	$0.07		$0.07

Disposition of Echelon
On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash. The sale agreement included the 87-acre land parcel, as well as site improvements. The transaction was completed on March 4, 2013, and we realized approximately $157.0 million in net proceeds from the sale after consideration of direct transaction costs and after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE Energy Partners, LLC (See Note 5, Deconsolidation of LVE Energy Partners, LLC.)

Disposition of Dania Jai-Alai
On February 22, 2013, we and Dania Entertainment entered into an agreement (the “New Dania Agreement”) for the sale of certain assets and liabilities of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering, for a purchase price of $65.5 million. As part of the New Dania Agreement, the $7 million deposit previously paid to us by Dania Entertainment will be applied

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

to the purchase price. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.

NOTE 4.    BORGATA HOTEL CASINO AND SPA

The Company and MGM Resorts International ("MGM") each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. We are the managing member of Holding Company, and we are responsible for the day-to-day operations of Borgata, including the improvement of the facility and business. As a result, we consolidate the Borgata into our financial statements.

On March 24, 2010, MGM transferred its interest in the Holding Company ("MGM Interest") to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party as a part of a settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the “NJDGE”).

On February 20, 2013, MGM announced that it had entered into an amendment with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the New Jersey Casino Control Commission for licensure in New Jersey with the March 24, 2013, deadline to sell the MGM Interest deferred pending the outcome of the licensure process.

NOTE 5.    DECONSOLIDATION OF LVE ENERGY PARTNERS, LLC

In connection with the Echelon transaction, on March 4, 2013, we exercised an option to acquire the central energy center assets from LVE Energy Partners, LLC (“LVE”), a joint venture between Marina Energy LLC and DCO ECH Energy, LLC, for $187 million. We immediately sold these assets to the buyer of Echelon, and our agreements with LVE were terminated.

Prior to these transactions, we had determined that we were the primary beneficiary of the contract with LVE, which required us to consolidate LVE for financial statement purposes. As a result of the March 4, 2013 transactions, we ceased consolidation of LVE as of that date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

The effects of the consolidation of LVE on our financial position as of December 31, 2012, and its impact on our results of operations for the three months ended March 31, 2013 and 2012 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations as follows:

	December 31, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
ASSETS
Current assets	$354,140	$1,453	$—	$355,593
Property and equipment, net	3,624,988	—	—	3,624,988
Assets held for development	168,251	163,519	—	331,770
Debt financing costs, net	83,020	2,448	—	85,468
Restricted investments	—	21,382	—	21,382
Other assets	98,425	—	—	98,425
Intangible assets, net	1,119,638	—	—	1,119,638
Goodwill, net	694,929	—	—	694,929
Total Assets	$6,143,391	$188,802	$—	$6,332,193

LIABILITIES
Current maturities of long-term debt	$61,570	$—	$—	$61,570
Accounts payable	91,046	164	—	91,210
Accrued and other liabilities	356,056	8,486	—	364,542
Income taxes payable	8,129	—	—	8,129
Non-recourse obligations of variable interest entity	—	225,113	—	225,113
Long-term debt, net of current maturities	4,827,853	—	—	4,827,853
Deferred income taxes	139,943	—	—	139,943
Long-term tax and other liabilities	146,706	—	—	146,706

STOCKHOLDERS' EQUITY
Common stock	869	—	—	869
Additional paid-in capital	655,694	—	—	655,694
Retained earnings	(351,810)	—	—	(351,810)
Accumulated other comprehensive income (loss)	(962)	—	—	(962)
Noncontrolling interest	208,297	(44,961)	—	163,336
Total Liabilities and Stockholders' Equity	$6,143,391	$188,802	$—	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended March 31, 2013

				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$39,420	$1,933	$(1,933)	$39,420

COSTS AND EXPENSES
Selling, general and administrative	$124,905	$—	$—	$124,905
Preopening expenses	$2,365	$—	$—	$2,365

Operating income	$80,457	$1,933	$(1,933)	$80,457

Other expense
Interest expense, net	$93,306	$2,376	$—	$95,682

Income (loss) before income taxes	$(11,675)	$(443)	$(1,933)	$(14,051)
Income taxes	2,424	—	—	2,424
Net income (loss)	(9,251)	(443)	(1,933)	(11,627)
Net (income) loss attributable to noncontrolling interest	3,900	—	443	4,343
Net income (loss) attributable to Boyd Gaming Corporation	$(5,351)	$(443)	$(1,490)	$(7,284)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended March 31, 2012
	Boyd Gaming
	Corporation			Boyd Gaming
	(as historically			Corporation
	presented)	LVE, LLC	Eliminations	(as consolidated)
	(In thousands)
REVENUES
Other revenue	$35,832	$2,724	$(2,724)	$35,832

COSTS AND EXPENSES
Maintenance and utilities	$38,763	$—	$—	$38,763
Preopening expenses	$4,384	$—	$(2,724)	$1,660

Operating income	$73,861	$2,721	$—	$76,582

Other expense
Interest expense, net	$60,435	$3,393	$—	$63,828

Income (loss) before income taxes	$13,430	$(672)	$—	$12,758
Income taxes	(6,283)	—	—	(6,283)
Net income (loss)	7,147	(672)	—	6,475
Net (income) loss attributable to noncontrolling interest	(1,295)	672	—	(623)
Net income (loss) attributable to Boyd Gaming Corporation	$5,852	$—	$—	$5,852

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee was recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in this consolidation, it was actually paid to LVE directly on a monthly basis through March 4, 2013, the date we completed the Echelon transaction.

NOTE 6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Land	$377,748	$377,748
Buildings and improvements	3,830,279	3,827,980
Furniture and equipment	1,314,007	1,306,150
Riverboats and barges	188,760	187,620
Construction in progress	59,123	27,707
Other	23,013	23,013
Total property and equipment	5,792,930	5,750,218
Less accumulated depreciation	2,180,422	2,125,230
Property and equipment, net	$3,612,508	$3,624,988

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Depreciation expense for the three months ended March 31, 2013 and 2012 was $58.2 million and $48.9 million, respectively. Other property and equipment presented in the table above relates to the net realizable value of construction materials inventory that was previously included in assets held for development during the year ended December 31, 2012, and that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

NOTE 7.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	4.3 years	$154,000	$(34,461)	$—	$119,539
Non-competition agreement	0.7 years	3,200	(1,155)	—	2,045
Favorable lease rates	35.2 years	45,370	(9,129)	—	36,241
Development agreement	—	21,373	—	—	21,373
		223,943	(44,745)	—	179,198

Indefinite lived intangible assets:
Trademarks	Indefinite	191,800	—	(5,000)	186,800
Gaming license rights	Indefinite	955,246	(33,960)	(180,000)	741,286
		1,147,046	(33,960)	(185,000)	928,086
Balance, March 31, 2013		$1,370,989	$(78,705)	$(185,000)	$1,107,284

	December 31, 2012
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
		(In thousands)
Amortizing intangibles:
Customer relationships	4.5 years	$154,000	$(23,059)	$—	$130,941
Non-competition agreement	0.9 years	3,200	(354)	—	2,846
Favorable lease rates	35.4 years	45,370	(8,867)	—	36,503
Development agreement	—	21,373	—	—	21,373
		223,943	(32,280)	—	191,663

Indefinite lived intangible assets:
Trademarks	Indefinite	191,800	—	(5,000)	186,800
Gaming license rights	Indefinite	955,135	(33,960)	(180,000)	741,175
		1,146,935	(33,960)	(185,000)	927,975
Balance, December 31, 2012		$1,370,878	$(66,240)	$(185,000)	$1,119,638

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

NOTE 8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Payroll and related expenses	$93,625	$86,716
Interest	60,624	67,145
Gaming liabilities	79,466	85,561
Accrued liabilities	179,179	125,120
Total accrued liabilities	$412,894	$364,542

NOTE 9.    LONG-TERM DEBT

Long-term debt, net of current maturities consists of the following:

	March 31, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Debt:
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,445,025	$(4,464)	$(2,866)	$1,437,695
9.125% senior notes due 2018	500,000	—	(7,010)	492,990
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
HoldCo Note	147,800	(29,145)	—	118,655
	2,899,243	(33,609)	(9,876)	2,855,758

Peninsula Gaming Debt:
Bank credit facility	843,738	—	—	843,738
8.375% senior notes due 2018	350,000	—	—	350,000
Other	19	—	—	19
	1,193,757	—	—	1,193,757
Total Boyd Debt	4,093,000	(33,609)	(9,876)	4,049,515

Borgata Debt:
Bank credit facility	14,000	—	—	14,000
9.50% senior secured notes due 2015	398,000	(2,328)	(5,467)	390,205
9.875% senior secured notes due 2018	393,500	(2,033)	(7,365)	384,102
	805,500	(4,361)	(12,832)	788,307
Less current maturities	200,759	—	—	200,759
Long-term debt, net	$4,697,741	$(37,970)	$(22,708)	$4,637,063

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Debt:
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
HoldCo Note and other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Debt:
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

Boyd Gaming Corporation Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under our Second Amended and Restated Credit Agreement (as amended, the "Credit Facility") was 4.2% at both March 31, 2013 and December 31, 2012. At March 31, 2013, approximately $1.45 billion was outstanding under our Credit Facility, with $8.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $278.4 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Extended Revolving Facility	$660,000	$660,000
Initial Term Loan	443,750	450,000
Increased Term Loan	328,125	332,500
Swing Loan	5,820	24,135
Total outstanding borrowings under Credit Facility, net	$1,437,695	$1,466,635

Availability
Presently, our Credit Facility is comprised of the following components and commitments:

	Available Capacity	Present Borrowings	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$660,000	$278,398
Initial Term Loan	500,000	443,750	—
Increased Term Loan	350,000	328,125	—
Total commitments under Credit Facility	$1,810,000	$1,431,875	$278,398

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

Compliance with Financial Covenants
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness. We believe that, at March 31, 2013, we were in compliance with the Credit Facility covenants.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at March 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Senior Notes
9.00% Senior Notes due July 2020
The notes and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at March 31, 2013.

Pursuant to the registration rights agreement entered into with the initial purchasers on June 8, 2012, the date these notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we would file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, and consummate the exchange offer within 365 days of the issuance of the notes. We filed the registration statement with the SEC on March 22, 2013. The registration statement was declared effective on April 23, 2013 and the exchange offer is in process.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we were in compliance with these covenants at March 31, 2013.

On March 7, 2013, we announced that we would redeem $150 million of the notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on April 6 and resulted in a write-off of unamortized debt fees of $0.3 million which will be recognized in our second quarter 2013 financial results.

On April 30, 2013, we announced that we would redeem the remaining $65.7 million notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, May 30, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption is expected to result in a write-off of unamortized debt fees of $0.1 million, which will be recognized in our second quarter 2013 financial results.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we were in compliance with these covenants at March 31, 2013.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months. On March 7, 2013, we announced the redemption of $150 million, 6.75% Notes due 2014, and have reclassified these notes from long-term to current. In March 2012, we reclassified $10.9 million for a note payable that matured on February 28, 2013 from long-term to current.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, respectively, and principal repayment of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Gaming Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under the Peninsula Gaming $875.0 million senior secured credit facility (the "Peninsula Credit Facility") was 5.7% at both March 31, 2013 and at December 31, 2012. At March 31, 2013,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

approximately $843.7 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $23.4 million.

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

Compliance with Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula Gaming's net assets were restricted from distribution under the Peninsula Gaming Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition Sub. We believe we were in compliance with our financial covenants at March 31, 2013.

Senior Notes
8.375% Senior Notes due February 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at March 31, 2013.

Borgata Debt

Borgata Bank Credit Facility
The blended interest rate for outstanding borrowings under the MDFC $60 million payment priority secured revolving credit facility (the "Borgata bank credit facility) was 4.9% at both March 31, 2013 and December 31, 2012. At March 31, 2013, approximately $14.0 million was outstanding under the credit facility leaving contractual availability of $46.0 million.

Guarantees
The Borgata bank credit facility is guaranteed on a senior secured basis by Marina District Development Company, LLC ("MDDC") and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes.

Neither Boyd Gaming Corporation, nor its subsidiaries are guarantors of the Borgata bank credit facility, as amended.
Compliance with Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on Marina District Finance Company Inc.'s ("MDFC") ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants at March 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at March 31, 2013.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at March 31, 2013.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $21.4 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (the “Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. The Judge did not issue a decision with respect to the refund claim offset. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and the Department has appealed the decision on employee meals. The State Supreme Court has suspended our briefing schedule, pending a decision to either accept the appeal or remand the case back to District Court for a remedy on the offset issue. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, we will not record any gain until a final, non-appealable decision has been rendered.
On February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and the Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. The Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due until the occurrence of a defined future event, as well as the removal of the imposition of all penalties and interest on such tax. Although the Department is deferring remittance of the tax, it believes the liability for sales tax begins to accrue as of February 15, 2012. We have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, for periods subsequent to February 15, 2012, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment on complimentary meals could range between $0.8 million and $3.5 million, as of March 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Blue Chip Property Taxes
Blue Chip received a property tax assessment for its 2010 tax year in January 2013 but has not received valuation notices or final tax rates for the years 2011 through 2013. The 2010 tax assessment increased the taxable property value approximately 46% over the settlement valuation agreed to in Blue Chip's 2009 appeal. We have made the minimum required payment against provisional bills received for the tax years 2010 through 2013, all of which were based on our 2006 appeal valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through March 31, 2013 could result in a total property tax obligation, net of previous payments, ranging between $4.5 million and $15.5 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.5 million for this property tax liability as of March 31, 2013, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount assessed. The final tax assessment notices for the period January 1, 2011 through March 31, 2013, which have not been received as of March 31, 2013, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Gaming	$59	$59
Food and beverage	11	11
Room	5	5
Selling, general and administrative	298	297
Corporate expense	3,718	2,744
Total shared-based compensation expense	$4,091	$3,116

NOTE 12.    NONCONTROLLING INTEREST

Noncontrolling interest represents: (i) the 50% interest in Borgata, held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the date of the effective change in control, on March 24, 2010; and (ii) until the Echelon Transaction, which closed on March 4, 2013, all 100% of the members' equity interest in LVE, the variable interest entity which had been consolidated in our financial statements, but in which we hold no equity interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Changes in the noncontrolling interest during the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2013
	Borgata	LVE	Other	Total
	(In thousands)
Balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Attributable net loss	(3,900)	(443)	—	(4,343)
Comprehensive income	—	—	—	—
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, March 31, 2013	$204,377	$—	$20	$204,397

NOTE 13.     FAIR VALUE MEASUREMENTS

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	March 31, 2013
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$358,354	$358,354	$—	$—
Restricted cash	25,005	25,005	—	—
CRDA deposits	29,101	—	—	29,101
Investment available for sale	18,223	—	—	18,223

Liabilities
Merger earnout	$8,983	$—	$—	$8,983
Contingent payments	4,522	—	—	4,522

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
	Balance	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$192,828	$192,828	$—	$—
Restricted cash	22,900	22,900	—	—
CRDA deposits	28,464	—	—	28,464
Investment available for sale	17,907	—	—	17,907

Liabilities
Merger earnout	$9,800	$—	$—	$9,800

Cash and Cash Equivalents
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2013 and December 31, 2012.

CRDA Deposits
The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at March 31, 2013 and December 31, 2012.

Investment Available for Sale
We are the only holder of the City Bonds and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the Company's balance sheets. The carrying value of the investment available for sale is included in Other assets, net, on the consolidated balance sheets. The discount associated with this investment is netted with the investment on the consolidated balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in Interest income on the consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the earnout using the modified Black-Scholes option pricing model, which requires the following assumptions: expected EBITDA volatility, forecasted 2015 EBITDA, risk-free interest rates and risk adjusted discount rate. We formed our assumptions using historical experience in the gaming industry and observable market conditions. The contingent consideration agreement will be fair valued periodically with updated assumptions and any change in the fair value of the obligation will be included in the Consolidated Statements of Comprehensive Income (Loss). At March 31, 2013 and December 31, 2012, there were outstanding liabilities of $9.0 million and $9.8 million, respectively, related to the merger earnout which are included in Other liabilities on the condensed consolidated balance sheets.

Contingent Payments
In connection with KSC’s acquisition of the land upon which KSC’s casino was developed, KSC agreed to pay a former casino project developer and option holder 1% of KSC’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

price using a discounted cash flows approach. At March 31, 2013, there was a current liability of $0.9 million related to this agreement which is included in Accrued liabilities on the respective condensed consolidated balance sheets and a long-term obligation of $3.6 million which is included in Other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the fair value of the Company's Level 3 assets and liabilities for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Assets		Liabilities
	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
	(In thousands)
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(4,563)
Total gains (losses) (realized or unrealized):
Included in earnings	21	637	817	(194)
Included in other comprehensive income (loss)	295	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	—	—	235
Ending balance at March 31, 2013	$18,223	$29,101	$(8,983)	$(4,522)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$21	$—	$—	$—
Included in interest expense	—	—	—	(194)
Included in non-operating income	—	—	817	—

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.5%
CRDA deposits	Valuation Allowance	Reserves	33.0%
Merger earnout	Option Model	Risk-free interest rate	0.4%
		Risk-adjusted discount rate	14.5%
		EBITDA volatility	21.3%
Contingent payments	Discounted cash flow	Discount rate	18.5%

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our note receivable, obligation under minimum assessment agreements and other financial instruments at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Assets
Note receivable	$2,488	$2,488	$2,488	Level 3

Liabilities
Obligation under assessment arrangements	$38,345	$29,049	$28,795	Level 3
Other financial instruments	500	421	421	Level 3

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Assets
Note receivable	$2,470	$2,470	$2,470	Level 3

Liabilities
Obligation under assessment arrangements	$38,787	$29,335	$29,113	Level 3
Other financial instruments	500	413	413	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	March 31, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,445,025	$1,437,695	$1,450,813	Level 2
9.125% Senior Notes due 2018	500,000	492,990	527,750	Level 1
9.00% Senior Notes due 2020	350,000	350,000	366,538	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	215,938	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	243,759	Level 1
Other	147,800	118,655	123,424	Level 3
	2,899,243	2,855,758	2,928,222

Peninsula Gaming Debt:
Bank credit facility	843,738	843,738	857,152	Level 2
8.375% senior notes due 2018	350,000	350,000	371,875	Level 1
Other	19	19	19	Level 3
	1,193,757	1,193,757	1,229,046
Total Boyd debt	4,093,000	4,049,515	4,157,268

Borgata Debt:
Borgata bank credit facility	14,000	14,000	14,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	390,205	418,059	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	384,102	414,379	Level 1
Total Borgata debt	805,500	788,307	846,438
Total debt	$4,898,500	$4,837,822	$5,003,706

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,474,850	$1,466,635	$1,508,516	Level 2
9.125% Senior Notes due 2018	500,000	492,680	523,995	Level 1
9.00% Senior Notes due 2020	350,000	350,000	347,158	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,460	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	236,537	Level 1
Other	158,141	125,475	123,424	Level 3
	2,939,409	2,891,208	2,956,090

Peninsula Gaming Debt:
Bank credit facility	854,400	854,400	868,838	Level 2
8.375% Senior Notes due 2018	350,000	350,000	367,721	Level 1
Other	494	491	494	Level 3
	1,204,894	1,204,891	1,237,053
Total Boyd Debt	4,144,303	4,096,099	4,193,143

Borgata Debt:
Borgata bank credit facility	20,000	20,000	20,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total Borgata debt	811,500	793,324	796,100
Total debt	$4,955,803	$4,889,423	$4,989,243

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about March 31, 2013 and December 31, 2012. The estimated fair value of Borgata's bank credit facility at March 31, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of March 31, 2013 and December 31, 2012, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during three months ended March 31, 2013 or 2012.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At March 31, 2013 and December 31, 2012, the carrying value of LVE's long-term debt approximates its fair value due to the prevailing interest rates on the debt, which are comparable to market.

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
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
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

Results of Operations
We determine each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South, and Peninsula Gaming segments, and also includes our share of Borgata's operating income before net amortization, preopening and other items.

Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii.

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments. Interest expense is net of interest income and amounts capitalized.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net Revenues
Las Vegas Locals	$152,827	$154,789
Downtown Las Vegas	54,083	57,008
Midwest and South	229,117	243,722
Peninsula Gaming	133,913	—
Atlantic City	165,644	176,150
Reportable Segment Net Revenues	735,584	631,669
Other	1,399	1,414
Net Revenues	$736,983	$633,083

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$39,205	$38,486
Downtown Las Vegas	7,111	8,432
Midwest and South	49,682	58,130
Peninsula Gaming	50,712	—
Atlantic City	28,405	38,881
Reportable Segment Adjusted EBITDA	175,115	143,929

Other operating costs and expenses
Corporate expense	11,638	10,127
Deferred Rent	957	996
Depreciation and Amortization	70,071	50,014
Preopening Expenses	2,365	1,660
Share-based compensation expense	4,091	3,116
Asset transaction costs	3,013	45
Other operating charges, net	2,523	1,389
Total other operating costs and expenses	94,658	67,347
Operating income	$80,457	$76,582

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Total Assets
The Company's total assets by Reportable Segment consisted of the following amounts at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Assets
Las Vegas Locals	$1,221,301	$1,215,494
Downtown Las Vegas	131,776	133,689
Midwest and South	1,355,925	1,367,063
Peninsula Gaming	1,586,807	1,604,778
Atlantic City	1,412,560	1,388,562
Total Reportable Segment assets	5,708,369	5,709,586
Corporate	408,346	395,436
Other	38,270	227,171
Total assets	$6,154,985	$6,332,193

NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% Senior Notes due December 2018 and 9.00% Senior Notes due July 2020 is presented below. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012 and the condensed consolidating statements of operations for the three months ended March 31, 2013 and 2012 and the condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012. The Company has corrected certain prior year amounts in the current year presentation to reflect certain intercompany activities between the parent and the sub-groups that had previously been excluded from the presentation, and to properly record the impact of certain reclassification entries within the correct sub-group.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	March 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$163,855	$124,658	$33,308	$36,533	$—	$358,354
Other current assets	87,965	(8,049)	43,212	80,866	(986)	203,008
Property and equipment, net	63,628	1,862,935	495,634	1,190,311	—	3,612,508
Investments in subsidiaries	3,111,455	266,031	14,226	—	(3,391,712)	—
Intercompany receivable	—	481,285	10	(229)	(481,066)	—
Other assets, net	45,491	12,915	76,734	43,762	—	178,902
Intangible assets, net	—	467,712	578,384	61,188	—	1,107,284
Goodwill, net	—	212,795	482,134	—	—	694,929
Total assets	$3,472,394	$3,420,282	$1,723,642	$1,412,431	$(3,873,764)	$6,154,985

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$192,500	$—	$8,259	$—	$—	$200,759
Current liabilities	64,146	241,671	86,710	135,514	(694)	527,347
Intercompany payable	344,461	—	136,517	—	(480,978)	—
Long-term debt, net of current maturities	2,544,603	—	1,304,153	788,307	—	4,637,063
Other long-term liabilities	25,796	182,210	38,083	38,442	—	284,531

Common stock	869	31,129	(9,500)	—	(21,629)	869
Additional paid-in capital	659,780	2,756,184	250,504	480,833	(3,487,521)	659,780
Retained earnings (deficit)	(359,094)	209,088	(90,417)	(30,665)	(88,006)	(359,094)
Accumulated other comprehensive loss, net	(667)	—	(667)	—	667	(667)
Total Boyd Gaming Corporation stockholders' equity	300,888	2,996,401	149,920	450,168	(3,596,489)	300,888
Noncontrolling interest	—	—	—	—	204,397	204,397
Total stockholders' equity	300,888	2,996,401	149,920	450,168	(3,392,092)	505,285
Total liabilities and stockholders' equity	$3,472,394	$3,420,282	$1,723,642	$1,412,431	$(3,873,764)	$6,154,985

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$2,520	$118,714	$36,902	$34,692	$—	$192,828
Other current assets	87,493	(4,371)	32,862	50,751	(3,970)	162,765
Property and equipment, net	67,500	1,691,120	500,660	1,365,708	—	3,624,988
Assets held for development	775	330,995	—	—	—	331,770
Investments in subsidiaries	3,089,125	267,777	4,103	—	(3,361,005)	—
Intercompany receivable	(134,385)	264,686	10	(224)	(130,087)	—
Other assets, net	45,880	12,791	81,856	64,748	—	205,275
Intangible assets, net	—	468,229	589,845	61,564	—	1,119,638
Goodwill, net	—	212,795	482,134	—	—	694,929
Total assets	$3,158,908	$3,362,736	$1,728,372	$1,577,239	$(3,495,062)	$6,332,193

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500	$10,341	$8,729	$—	$—	$61,570
Non-recourse debt	—	—	—	225,113	—	225,113
Current liabilities	66,121	208,399	80,792	109,442	(873)	463,881
Intercompany payable	—	—	128,198	—	(128,198)	—
Long-term debt, net of current maturities	2,723,234	—	1,311,295	793,324	—	4,827,853
Other long-term liabilities	23,262	185,717	41,289	36,350	31	286,649

Common stock	869	31,128	—	—	(31,128)	869
Additional paid-in capital	655,694	2,756,184	250,504	480,833	(3,487,521)	655,694
Retained earnings (deficit)	(351,810)	170,967	(91,473)	(67,823)	(11,671)	(351,810)
Accumulated other comprehensive loss, net	(962)	—	(962)	—	962	(962)
Total Boyd Gaming Corporation stockholders' equity	303,791	2,958,279	158,069	413,010	(3,529,358)	303,791
Noncontrolling interest	—	—	—	—	163,336	163,336
Total stockholders' equity	303,791	2,958,279	158,069	413,010	(3,366,022)	467,127
Total liabilities and stockholders' equity	$3,158,908	$3,362,736	$1,728,372	$1,577,239	$(3,495,062)	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$37,175	$424,664	$152,350	$167,577	$(44,783)	$736,983

Costs and expenses
Operating	462	231,768	79,519	88,148	—	399,897
Selling, general and administrative	11,814	61,087	17,229	34,775	—	124,905
Maintenance and utilities	—	21,457	3,579	14,317	—	39,353
Depreciation and amortization	1,714	30,424	22,325	15,608	—	70,071
Corporate expense	13,886	116	1,354	—	—	15,356
Preopening expenses	1,030	2,789	414	4	(1,872)	2,365
Other operating charges, net	2,849	1,259	137	334	—	4,579
Intercompany expenses	325	31,752	10,836	—	(42,913)	—
Total costs and expenses	32,080	380,652	135,393	153,186	(44,785)	656,526

Equity in earnings of subsidiaries	27,812	(4,425)	—	—	(23,387)	—
Operating income (loss)	32,907	39,587	16,957	14,391	(23,385)	80,457

Other expense (income)
Interest expense, net	43,774	2,842	25,259	23,151	—	95,026
Other income	—	—	(518)	—	—	(518)
Total other expense, net	43,774	2,842	24,741	23,151	—	94,508

Income (loss) before income taxes	(10,867)	36,745	(7,784)	(8,760)	(23,385)	(14,051)
Income taxes	3,583	(1,669)	(2)	512	—	2,424
Net income (loss)	(7,284)	35,076	(7,786)	(8,248)	(23,385)	(11,627)
Net loss attributable to noncontrolling interest	—	—	—	—	4,343	4,343
Net income (loss) attributable to controlling interest	$(7,284)	$35,076	$(7,786)	$(8,248)	$(19,042)	$(7,284)
Comprehensive income (loss)	$(6,989)	$35,076	$(7,491)	$(8,248)	$(23,680)	$(11,332)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Net revenues	$33,009	$442,364	$15,111	$178,875	$(36,276)	$633,083

Costs and expenses
Operating	456	236,987	15,364	90,422	—	343,229
Selling, general and administrative	11,339	62,721	3,114	32,543	—	109,717
Maintenance and utilities	—	23,948	508	14,307	—	38,763
Depreciation and amortization	2,130	32,061	693	15,130	—	50,014
Corporate expense	12,556	5	310	—	—	12,871
Preopening expenses	384	3,899	(31)	132	(2,724)	1,660
Other operating charges, net	29	247	—	(29)	—	247
Intercompany expenses	332	32,725	495	—	(33,552)	—
Total costs and expenses	27,226	392,593	20,453	152,505	(36,276)	556,501

Equity in earnings of subsidiaries	25,979	1,044	—	—	(27,023)	—
Operating income (loss)	31,762	50,815	(5,342)	26,370	(27,023)	76,582

Other expense (income)
Interest expense, net	36,169	3,780	—	23,875	—	63,824
Total other expense, net	36,169	3,780	—	23,875	—	63,824

Income (loss) before income taxes	(4,407)	47,035	(5,342)	2,495	(27,023)	12,758
Income taxes	10,259	(17,402)	1,437	(577)	—	(6,283)
Net income (loss)	5,852	29,633	(3,905)	1,918	(27,023)	6,475
Net loss attributable to noncontrolling interest	—	—	—	—	(623)	(623)
Net income (loss) attributable to controlling interest	$5,852	$29,633	$(3,905)	$1,918	$(27,646)	$5,852
Comprehensive income (loss)	$5,852	$29,633	$(3,905)	$4,358	$(27,023)	$8,915

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$39,351	$18,438	$23,025	$11,020	$(3,716)	$88,118

Cash flows from investing activities
Capital expenditures	(1,028)	(12,494)	(5,904)	(3,155)	—	(22,581)
Proceeds from Echelon sale	343,750	—	—	—	—	343,750
Cash paid for LVE option	(187,000)	—	—	—	—	(187,000)
Investment in subsidiaries	(3,716)	—	—	—	3,716	—
Other investing activities	—	—	(79)	(24)	—	(103)
Net cash from investing activities	152,006	(12,494)	(5,983)	(3,179)	3,716	134,066

Cash flows from financing activities
Borrowings under bank credit facility	202,200	—	68,200	103,600	—	374,000
Payments under bank credit facility	(232,025)	—	(78,863)	(109,600)	—	(420,488)
Debt issuance costs, net	694	—	—	—	—	694
Payments under note payable	(10,341)	—	(473)	—	—	(10,814)
Distributions to parent	9,500	—	(9,500)	—	—	—
Other financing activities	(50)	—	—	—	—	(50)
Net cash from financing activities	(30,022)	—	(20,636)	(6,000)	—	(56,658)

Net change in cash and cash equivalents	161,335	5,944	(3,594)	1,841	—	165,526
Cash and cash equivalents, beginning of period	2,520	118,714	36,902	34,692	—	192,828
Cash and cash equivalents, end of period	$163,855	$124,658	$33,308	$36,533	$—	$358,354

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash from operating activities	$58,559	$(2,182)	$(209)	$21,320	$—	$77,488

Cash flows from investing activities
Capital expenditures	(7,566)	(7,736)	(28)	(17,466)	—	(32,796)
Investment in subsidiaries	(1,390)	—	—	1,390	—	—
Other investing activities	—	—	—	28	—	28
Net cash from investing activities	(8,956)	(7,736)	(28)	(16,048)	—	(32,768)

Cash flows from financing activities
Borrowings under bank credit facility	134,800	—	—	182,900	—	317,700
Payments under bank credit facility	(184,425)	—	—	(200,600)	—	(385,025)
Payments on long-term debt	(44)	—	—	—	—	(44)
Payments on obligations of variable interest entity	—	—	—	919	—	919
Other financing activities	117	(179)	—	(250)	—	(312)
Net cash from financing activities	(49,552)	(179)	—	(17,031)	—	(66,762)

Net change in cash and cash equivalents	51	(10,097)	(237)	(11,759)	—	(22,042)
Cash and cash equivalents, beginning of period	364	128,185	3,944	46,263	—	178,756
Cash and cash equivalents, end of period	$415	$118,088	$3,707	$34,504	$—	$156,714

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2013. During this period, the following subsequent events occurred:

On April 6, 2013, we redeemed $150 million of outstanding 6.75% Senior Subordinated Notes due 2014 ("6.75% Notes");

On May 1, 2013, we announced that we would redeem the remainder of the outstanding 6.75% Notes for approximately $65.7 million at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, May 30, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date.

On May 1, 2013, we entered into the First Amendment to Credit Agreement (the "Amendment"), among PGL, certain financial institutions and Bank of America, N.A. ("Bank of America"), as administrative agent (in such capacity, "Administrative Agent") for the lenders. Among other things, the Amendment: (i) decreases the applicable margin with respect to the Term Loan to 3.25% in the case of Eurodollar Rate Loans and 2.25% in the case of Base Rate Loans, (ii) reduces the minimum Eurodollar Rate with respect to the Term Loan to 1.00% per annum, (iii) requires the Company to pay a premium of 1.00% of the principal amount prepaid for full or partial repayments of Term Loans through the issuance of indebtedness having a lower interest rate than described in clause (i) above during the period of six calendar months after the effective date of the Amendment and requires payment of an amendment fee of 1.00% during such period payable to lenders who consent to any such reduced interest rate, (iv) extends the deadline for delivery of year-end reports to 90 days after the end of each fiscal year of the Company, (v) clarifies the definition

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

of Consolidated Adjusted EBITDA with respect to management fees and (vi) allows quarterly amortization installments to be paid prior to the last day of the applicable quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 37 years.

We are a diversified operator of 21 wholly owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, and New Jersey which we aggregate in order to present the following five reportable segments:

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

Our Emphasis
We operate gaming entertainment properties, most of which also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number and spending levels of customers at our properties, which affects our operating results.

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

Overall Outlook
We believe that our key operating results for the three months ended March 31, 2013 demonstrate a slight recovery impacted by reduced discretionary spending, particularly among our casual players. Consumer confidence negatively influenced results, as consumers decreased confidence led to reduced discretionary spending as a result of higher payroll taxes and uncertainties regarding future expectations that included potential higher unemployment and lower incomes. Over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has generally shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities. We believe the economic recovery slowed and consumer confidence retracted during the first quarter of 2013. With consideration to the challenging macroeconomic environment, we continue to look for opportunities to strengthen our balance sheet and deleverage. During the three months ended March 31, 2013, we entered an agreement for the sale of certain assets and liabilities of our Dania Jai-Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida. We expect the sale of Dania to occur on or prior to May 24, 2013, subject to certain closing restrictions. In addition, on March 1, 2013, we entered into a definitive agreement to sell the Echelon site, and related site improvements for $350 million in cash. The transaction was completed on March 4, 2013 and we realized approximately $157.0 million in net proceeds from the sale. In addition to the benefit of monetizing the Echelon assets, we will realize savings benefits of approximately $16 million to $17 million per year due to the elimination of annually recurring preopening expenses related to site preservation. The monetization of Echelon and Dania reflect our commitment to strengthen our balance sheet and improve our long-term financial position.

Positioning
We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives.

Boyd Brand Awareness
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
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty-program-based iPhone and Android application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPad or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program by providing real-time personalized information on hotel, dining and gaming offers when a customer visits a Boyd property, instant access to event information, schedules and special offers. and a search engine which allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools allow our customers to receive the greatest value from their B Connected membership, and ensure that our marketing is as effective as possible.

We continued to improve our B Connected loyalty program with the introduction of "B Connected Social" in the first quarter of 2012, which rewards users for using B Connected Online, B Connected Mobile, or sharing offers and events on social networks.  B Connected Social is a dynamic network loyalty program that allows B Connected members to share offers with friends, connect to their favorite social networks, check in online via certain social networks, as well as, participate in a variety of online activities including interfacing with B Connected Online or B Connected Mobile, participate in online contests, and register for alerts to deliver targeted information specific to the B Connected member.

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

Other Events
6.75% Senior Subordinated Notes Redemption
On March 7, 2013, we announced and notified the trustee for our 6.75% Senior Subordinated Notes due 2014 (the "6.75% Notes")

that on April 6, 2013, we would redeem $150 million of our outstanding 6.75% Notes due 2014 at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. Subsequent to the end of first quarter, we announced our election to redeem all remaining 6.75% Notes on May 30, 2013, at a redemption price of 100% plus accrued and unpaid interest to the redemption date.

Disposal of Dania Jai-Alai
On February 22, 2013, we and Dania Entertainment entered into the New Dania Agreement for the sale of certain assets and liabilities of the Dania Jai-Alai Business, our pari-mutuel facility located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering, for a purchase price of $65.5 million. As part of the New Dania Agreement, the $7.0 million deposit previously paid to us by Dania Entertainment will be applied to the purchase price. The closing of the transactions contemplated by the New Dania Agreement is expected to occur on or prior to May 24, 2013, subject to certain closing conditions.

RESULTS OF OPERATIONS

The results for the three months ended March 31, 2013 reflect the results of Peninsula Gaming, which we acquired (the "Peninsula Acquisition") on November 20, 2012.

Overview of Key Operating Results
Three Months Ended March 31, 2013 and 2012
The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net revenues	$736,983	$633,083
Operating income	80,457	76,582
Net income (loss) attributable to Boyd Gaming Corporation	(7,284)	5,852

Net revenues
Net revenues were $737.0 million for the three months ended March 31, 2013, compared to $633.1 million for the comparable period in the prior year. Overall, we saw decreases in net revenues among most of our reportable segments lead by a 6.0% decrease at Borgata. Despite the decrease in net revenues at Borgata, Borgata remains the leader in table game drop and slot handle in Atlantic City. The acquisition of Peninsula added $133.9 million in incremental revenues. We believe our results reflect a decrease in discretionary spending, particularly among our casual players.

Operating income
Operating income increased by $3.9 million, or 5.1%, to $80.5 million, during the three months ended March 31, 2013, compared to the corresponding period of the prior year, due to the acquisition of Peninsula Gaming, partially offset by the flow through impact of a decrease in net revenues in our Midwest and South segment.

Net income (loss) attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming was $7.3 million for the three months ended March 31, 2013, which reflected a loss before income taxes of $11.6 million, offset by an income tax benefit and net income attributable to noncontrolling interests of $2.4 million and $4.3 million, respectively. This net loss attributable to Boyd Gaming compared to net income attributable to Boyd Gaming of $5.9 million for the corresponding period of the prior year.

Operating Revenues
Three Months Ended March 31, 2013 and 2012
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% and 72% of gross revenues for the three months ended March 31, 2013 and 2012, respectively. Food and beverage gross revenues, which produced approximately 13% and 14% of gross revenues for the three months ended March 31, 2013 and 2012, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 8% of gross revenues during these respective periods.

The following table presents our gross revenues and expenses for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GROSS REVENUES
Gaming	$633,767	$535,748
Food and beverage	111,864	106,132
Room	63,855	65,997
Other	39,420	35,832
Total Gross Revenues	$848,906	$743,709

COSTS AND EXPENSES
Gaming	$298,409	$248,955
Food and beverage	60,167	54,078
Room	13,100	14,135
Other	28,221	26,061
Total Costs and Expenses	$399,897	$343,229

MARGINS
Gaming	52.9%	53.5%
Food and beverage	46.2%	49.0%
Room	79.5%	78.6%
Other	28.4%	27.3%

Three Months Ended March 31, 2013 and 2012
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $98.0 million, or 18.3%, increase in gaming revenues during the three months ended March 31, 2013 as compared to the corresponding period of the prior year, was due primarily to $125.9 million of incremental gaming revenues from the acquisition of Peninsula Gaming, partially offset by a $27.9 million combined decrease in gaming revenues among our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Atlantic City markets. The decrease in our same segment comparison, excluding Peninsula Gaming, was primarily due to a decrease of $13.6 million and $9.8 million in gross gaming revenues in our Midwest and South and Borgata segments, respectively. Consolidated same segment table game drop and table game win, excluding Peninsula Gaming, decreased 6.3% and 7.7%, respectively, during the three months ended March 31, 2013, compared to the same period in the prior year. Consolidated same segment slot drop and slot win decreased 4.2% and 4.1%, respectfully, during the three months ended March 31, 2013 compared to the same period in the prior year. Gaming expense increased during the three months ended March 31, 2013 primarily due to the addition of the Peninsula Gaming segment, offset by decreases in variable expenses associated with reduced gaming volume among our same segment comparison compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues increased $5.7 million, or 5.4%, during the three months ended March 31, 2013, as compared to the corresponding period of the prior year, and included $9.7 million earned by the Peninsula Gaming segment during the three months ended March 31, 2013. The incremental food and beverage revenues earned by the Peninsula Gaming segment during the three months ended March 31, 2013 were offset by a 3.8% decrease in the number of guests served among our other segments during the comparable period in the prior year. The $6.1 million increase in food and beverage costs was due to $2.9 million incremental costs associated with the Peninsula Gaming segment. Additionally, excluding the Peninsula Gaming segment, there was a 1.4% increase in the cost per cover during the three months ended March 31, 2013, compared to the same period in the prior year.

Room
Room revenues decreased by $2.1 million, or 3.2%, during the three months ended March 31, 2013, due to 1.8% decrease in the ADR that was not offset by an 0.4% increase in the hotel occupancy rate, compared to the corresponding period of the prior year. Room expenses decreased $1.0 million during the three months ended March 31, 2013, compared to the same period in the prior year, due to a 2.3% decrease in the cost per room as a result of our cost containment measures.

Other
Other revenues increased $3.6 million and other expenses increased $2.1 million during the three months ended March 31, 2013, as compared to the corresponding period of the prior year, solely due to the the incremental revenues and expenses associated with the Peninsula Gaming acquisition that occurred on November 20, 2012. Other revenues relate to patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South, Peninsula Gaming and Atlantic City segments before net amortization, preopening and other items.

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net revenues
Las Vegas Locals	$152,827	$154,789
Downtown Las Vegas	54,082	57,008
Midwest and South	229,118	243,722
Peninsula Gaming	133,913	—
Atlantic City	165,644	176,150
Reportable Segment Net Revenues	735,584	631,669
Other	1,399	1,414
Net revenues	$736,983	$633,083

Adjusted EBITDA
Las Vegas Locals	$39,205	$38,486
Downtown Las Vegas	7,111	8,432
Midwest and South	49,682	58,130
Peninsula Gaming	50,712	—
Wholly owned Adjusted Property EBITDA	146,710	105,048
Corporate expense	(11,638)	(10,127)
Wholly owned Adjusted EBITDA	135,072	94,921
Atlantic City	28,405	38,881
Adjusted EBITDA	$163,477	$133,802

Significant factors that affected our Reportable Segment Net Revenues for the three months ended March 31, 2013, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals
We continue to contend with an aggressive promotional environment in the Las Vegas Locals market. Although we have seen signs of recovery in the local housing market, our casual players continue to remain cautious based on unemployment concerns and the impact of higher payroll taxes. We will continue to focus our marketing efforts on our casual players along with our cost containment measures.

Three Months Ended March 31, 2013 and 2012
Net revenues decreased by 1.3% during the three months ended March 31, 2013, as compared to the corresponding period of the prior year, primarily due to a 6.5% decrease in table game drop, and an 1.2% decrease in table game win. Additionally, we experienced a 4.8% decrease in slot drop and a 2.2% decrease in slot win. Room revenues were essentially flat as a 3.5% increase in the average hotel occupancy rate was offset by a 1.0% decrease in the ADR. The decrease in net revenues reflects a more competitive and slower recovery in the Las Vegas Locals market as compared to the national economy.

Downtown Las Vegas
We continue to tailor our marketing programs to cater to our Hawaiian market. In order to run more efficiently, during 2012 we reduced the number of weekly flights from five to four, lowering our fuel expense and maximizing our use of available seats without significantly reducing the number of customers flying into Las Vegas. We remain optimistic for a sustainable recovery as the Downtown region continues to undertake new development projects and attract new businesses.

Three Months Ended March 31, 2013 and 2012
Net revenues decreased 5.1% during the three months ended March 31, 2013, as compared to the corresponding period of the prior year, due primarily to a 1.6% decrease in table game drop and a 2.5% decrease in slot drop. Hotel occupancy rates remained relatively flat while ADR decreased 1.8%. Food and beverage revenues remained relatively flat despite a 4.5% increase in the average check, as this was offset by 5.0% decrease in the number of guests served. During the three months ended March 31, 2013, our Hawaiian market represented approximately 55% of our occupied rooms in this segment compared to 57% in the corresponding period of the prior year.

Midwest and South
Our Midwest and South segment experienced a difficult quarter after historically showing more resiliency to the economic weakness which negatively affected other regions of our business. Regional results were impacted by several winter storms that reduced discretionary travel.

Three Months Ended March 31, 2013 and 2012
Net revenues decreased $14.6 million, or 6.0%, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Slot drop decreased 5.5% and slot win decreased 5.6%, which was coupled with a 3.2% decrease in table game drop and a 6.3% decrease in table game win. Additionally, the hotel occupancy rate decreased 7.0%, while ADR remained relatively flat. Food covers decreased 8.2%, which was not offset by a 2.6% increase in the average guest check.

Peninsula Gaming
Our Peninsula Gaming segment benefited from the opening of the Kansas Star's permanent facility during December 2012. Overall, results for the three months ended March 31, 2013 were impacted by several major snow storms which reduced discretionary travel. We remain optimistic about the continued development of the Kansas Star property, which includes the arena conversion and construction of an equine center. The arena conversion is scheduled for completion by the end of the second quarter of 2013 and the entire construction project must be completed no later than January 14, 2015.

Atlantic City
The Atlantic City market continues to be challenging due to increased local and regional competition. During 2012, a property in the Marina District was remodeled and rebranded and a new casino resort opened on the boardwalk in Atlantic City. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata, which is not reflected in the results during the three months ended March 31, 2012, as the opening date of the new property occurred during the three months ended June 30, 2012. Regardless, Borgata continues to be the leader in table games drop and slot handle, reflecting the quality of its amenities, as well as the hospitality and service provided to its customers.

Three Months Ended March 31, 2013 and 2012
Borgata's net revenues decreased by $10.5 million, or 6.0%, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Table game drop decreased 8.1% and table game hold decreased 12.8%, compared to the same period in the prior year. The decrease in table game drop at Borgata was favorable compared to the total Atlantic City market, which experienced a 13.9% decrease in table game drop due to lower discretionary spending and increased local and regional competition. During the three months ended March 31, 2013, slot drop decreased 1.6%, while slot win decreased 3.4% compared to the same period in the prior year. The stable slot drop was favorable compared to the total Atlantic City market which experienced a 12.5% decrease in total slot drop for the comparable period in the prior year, which reflects the position Borgata retains as the premiere destination in the Atlantic City market. Borgata continues to be the leader in table games and slot market share and achieved 26.1% of the table game drop market share and 22.8% of the slot handle market share for the three months ended March 31, 2013.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Selling, general and administrative	$124,905	$109,717
Maintenance and utilities	39,353	38,763
Depreciation and amortization	70,071	50,014
Corporate expense	15,356	12,871
Preopening expense	2,365	1,660
Asset transaction costs	3,013	45
Other operating items, net	1,566	202

Three Months Ended March 31, 2013 and 2012
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.7% and 14.8%, during the three months ended March 31, 2013 and 2012, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts. Selling, general and administrative expenses as a percentage of gross revenues remained relatively unchanged as the incremental increase in gross revenues and selling, general and administrative expenses from the Peninsula Gaming acquisition offset each other.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.6% and 5.2% during the three months ended March 31, 2013 and 2012, respectively. Although maintenance and utilities expense increased slightly compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, was 8.3% and 6.7% during the three months ended March 31, 2013 and 2012, respectively. The increase in depreciation compared to the same period in the prior year is due to the Peninsula Gaming acquisition, and the completion of various projects, including the Borgata room remodel completed during the three months ended June 30, 2012, and various other capital expenditures at IP.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense represented 1.8% and 1.7% of gross revenues during the three months ended March 31, 2013 and 2012, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Asset Transaction Costs
Asset transaction costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as, transaction costs incurred to dispose of assets, including, but not limited to, the sales of Echelon and Dania. During the three months ended March 31, 2012, asset transaction costs primarily related to transaction costs associated with the sale of the Echelon project.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses. During the three months ended March 31, 2013 and 2012, these costs were $1.6 million and $0.2 million, respectively.

Other Expenses

Interest Expense, net
The following table presents our interest expense, net for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Interest Expense, net of interest income
Boyd Gaming Corporation	$50,017	$39,949
Peninsula Gaming	21,858	—
Borgata	20,774	20,482
Variable Interest Entity	2,377	3,393
Total interest expense, net of interest income	$95,026	$63,824

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,794,317	$2,556,273
Peninsula Gaming	$1,195,835	$—
Borgata	$804,100	$801,403

Weighted Average Interest Rates
Boyd Gaming Corporation	7.2%	6.3%
Peninsula Gaming	7.3%	—%
Borgata	10.3%	10.2%

Three Months Ended March 31, 2013 and 2012
Summary
Interest expense, net, was $95.0 million for the three months ended March 31, 2013, as compared to $63.8 million during the comparable period in the prior year, representing an increase of 49.0%. Interest expense, net, increased compared to the same period in the prior year, primarily due to the acquisition of Peninsula Gaming on November 20, 2012.

Boyd Gaming Corporation
Interest expense increased $10.1 million, or 25.2%, during the three months ended March 31, 2013, compared to the same period in the prior year. During the three months ended March 31, 2013, our average long-term debt balance increased due to the issuance of the $350 million 9.0% Senior Notes on June 8, 2012 compared to the same period in the prior year. As a result, weighted average interest rates increased to 7.2% from 6.3% during the three months ended March 31, 2013, as compared to the same period in the prior year.

Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition. The Peninsula Acquisition financing included the establishment of an $875 million credit facility, as well as, the issuance of $350 million 8.375% Senior Notes. During the three months ended March 31, 2013, we recorded interest expense, net, of $21.9 million, as the full effect of the new financing was realized.
Borgata
Interest expense increased 1.4% during the three months ended March 31, 2013, due to slightly higher average long-term debt balances and weighted average interest rates compared to corresponding period in the prior year.

Income Taxes
Three Months Ended March 31, 2013 and 2012
The effective tax rates during the three months ended March 31, 2013 and 2012 were 17.25% and 49.3%, respectively. For the three months ended March 31, 2013, in accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our current rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax benefit for the quarter ended March 31, 2013 was favorably impacted, as a result of an effective settlement in connection with an IRS audit, by the reversal of interest accrued on unrecognized tax benefits. The tax benefit was adversely impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. The prior year effective tax rate was impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata (and previously consolidated LVE prior to the sale of the Echelon site) for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our 50% interest in Borgata. Additionally, the prior year rate was adversely impacted by certain recurring permanent adjustments that are unaffected by our income or loss from continuing operations.

Adjusted Earnings (Loss) and Adjusted EPS
Three Months Ended March 31, 2013 and 2012
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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$(7,284)	$5,852
Pretax adjustments related to Boyd Gaming:
Preopening expense, excluding impact of LVE	4,298	4,252
Asset transaction costs	2,679	73
Adjustments to property tax accruals, net	—	(597)
Other operating charges	1,566	202
Other non-operating income, net	(817)	—

Pretax adjustments related to Borgata:
Preopening expense	—	132
Valuation adjustments related to consolidation, net	(259)	(19)
Asset transaction costs	334	(25)
Total adjustments	7,801	4,018

Income tax effect for above adjustments	(31)	(1,410)
Impact on noncontrolling interest, net	(38)	(44)
Adjusted earnings (loss)	$448	$8,416

	Three Months Ended
	March 31,
	2013	2012
Basic net income (loss) per common share	$(0.08)	$0.07
Pretax adjustments related to Boyd Gaming:
Preopening expense, excluding impact of LVE	0.05	0.05
Asset transaction costs	0.03	—
Adjustments to property tax accruals, net	—	(0.01)
Other operating charges, net	0.02	—
Other non-operating income	(0.01)	—

Pretax adjustments related to Borgata:
Preopening expenses	—	—
Valuation adjustments related to consolidation, net	—	—
Asset transaction costs	—	—
Total adjustments	0.09	0.04

Income tax effect for above adjustments	—	(0.02)
Impact on noncontrolling interest	—	0.01
Adjusted earnings (loss) per share	$0.01	$0.10

During the three months ended March 31, 2013 and 2012, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

Adjustments Related to Boyd Gaming Corporation
Preopening Expense, Excluding Impact of Consolidation of LVE

Preopening expenses are comprised of costs primarily related to opening new business operations and expenditures for the exploration of new business development initiatives.

Asset Transaction Costs
Asset transaction costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as transaction costs incurred to dispose of assets, including, but not limited to, the sales of Echelon and Dania.

Adjustments to Property Tax Accruals, net
Property tax accruals have been adjusted based on assessments from the relevant taxing authorities and changes in our estimate of past liabilities related to such assessments.

Other Operating Charges, net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses.

Other Non-operating Income, net
Other non-operating income, net, primarily consists of the change in fair value of the contingent consideration obligation associated with the Kansas Star merger earnout, and income (loss) associated with equity affiliates held by Evangeline Downs Racetrack and Casino and Kansas Star Casino.

Adjustments Related to Borgata
Preopening Expense
Preopening expenses are comprised of costs primarily related to opening new business operations and expenditures for the exploration of new business development initiatives.

Valuation Adjustments Related to Consolidation, net
These adjustments represent the aggregate impact of the measurement activity associated with the changes from historical value to fair value of Borgata, upon consolidation, primarily representing depreciation and amortization expense resulting from the recordation of certain tangible and intangible assets.

Asset Transaction Costs
Asset transaction costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as transaction costs incurred to dispose of assets.

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

Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly owned subsidiary of the Company acquired the assets and assumed the liabilities of Peninsula Gaming. The net purchase price, after adjustment for working capital and other items, was approximately $1.48 billion. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the results of its operations and cash flows are reported on our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

Consolidation of Variable Interest Entity
We were previously required to consolidate the financial position and results of operations of LVE as a result of our adoption of the authoritative accounting guidance regarding the consolidation of variable interest entities given that we were the primary beneficiary of LVE's potential energy output. In accordance with the authoritative accounting guidance, the consolidation of LVE terminated as the result of our disposition of LVE on March 4, 2013. As of December 31, 2012, we reported LVE's total assets and total liabilities of $188.8 million and $233.8 million, respectively, on our condensed consolidated balance sheet.
Consolidation of Borgata
At March 31, 2013, we reported Borgata's total assets and liabilities of $1.40 billion and $962.8 million, respectively, in our condensed consolidated balance sheet. At December 31, 2012, we reported Borgata's total assets and liabilities of $1.38 billion and $934.2 million, respectively, in our condensed consolidated balance sheet.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. Our cash balances and working capital deficits at March 31, 2013 and December 31, 2012, were as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Cash balance:
Boyd Gaming Corporation	$291,686	$125,996
Peninsula Gaming	30,235	32,239
Borgata	36,433	34,125

Working capital (deficit):
Boyd Gaming Corporation	(129,462)	(126,415)
Peninsula Gaming	(18,741)	(16,817)
Borgata	(18,543)	(16,855)

We, Peninsula Gaming and Borgata separately manage our working capital positions, including our levels of cash and indebtedness. Each of our respective bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our respective bank credit facilities as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of our capital expenditures. We each believe that our borrowing capacity under our respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet each of our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our respective debt or development projects is derived primarily from cash flows from operations and availability under our respective bank credit facilities, to the extent availability exists after we meet our respective working capital needs, and subject to restrictive covenants.

We, Peninsula Gaming or Borgata could also seek to secure additional working capital, repay our respective current debt maturities, or fund our development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under each of our bank credit facilities, or we are not otherwise able to draw funds on our respective bank credit facilities, additional financing may not be available to us, Peninsula Gaming or Borgata, and if available, may not be on terms favorable to us, Peninsula Gaming or Borgata, as applicable.

Indebtedness
As of March 31, 2013, our indebtedness primarily consists of the following: (i) $1.4 billion outstanding under our $1.8 billion Boyd Credit Facility (including $771.9 million of term loans), and $1.3 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, (ii) $843.7 million outstanding under Peninsula Gaming's $875 million senior secured credit facility (the "Peninsula Credit Facility") (including an $822.9 million term loan), and $350 million aggregate principal amount of our senior notes, which are obligations of the Peninsula Gaming subsidiaries, and (iii) $14.0 million under a $60 million payment priority secured revolving credit facility, as amended (the "Borgata bank credit facility"), and $791.5 million aggregate principal amount of senior secured notes, all of which are obligations of Borgata.

	March 31, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Debt:
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,445,025	$(4,464)	$(2,866)	$1,437,695
9.125% senior notes due 2018	500,000	—	(7,010)	492,990
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	147,800	(29,145)	—	118,655
	2,899,243	(33,609)	(9,876)	2,855,758

Peninsula Gaming Debt:
Bank credit facility	843,738	—	—	843,738
8.375% senior notes due 2018	350,000	—	—	350,000
Other	19	—	—	19
	1,193,757	—	—	1,193,757
Total Boyd Debt	4,093,000	(33,609)	(9,876)	4,049,515

Borgata Debt:
Bank credit facility	14,000	—	—	14,000
9.50% senior secured notes due 2015	398,000	(2,328)	(5,467)	390,205
9.875% senior secured notes due 2018	393,500	(2,033)	(7,365)	384,102
	805,500	(4,361)	(12,832)	788,307
Less current maturities	200,759	—	—	200,759
Long-term debt, net	$4,697,741	$(37,970)	$(22,708)	$4,637,063

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
	(In thousands)
Boyd Debt:
Boyd Gaming Long-Term Debt:
Bank credit facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Debt:
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

Boyd Gaming Corporation Debt
Bank Credit Facility
The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% at both March 31, 2013 and December 31, 2012. At March 31, 2013, approximately $1.45 billion was outstanding under our Credit Facility, with $8.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $278.4 million.

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Extended Revolving Facility	$660,000	$660,000
Initial Term Loan	443,750	450,000
Incremental Term Loan	328,125	332,500
Swing Loan	5,820	24,135
Total outstanding borrowings under Credit Facility, net	$1,437,695	$1,466,635

Availability
Presently, our Credit Facility is comprised of the following components and commitments:

	Available Capacity	Present Borrowings	Remaining Availability
	(In thousands)
Extended Revolving Facility	$960,000	$660,000	$278,398
Initial Term Loan	500,000	443,750	—
Incremental Term Loan	350,000	328,125	—
Total commitments under Credit Facility	$1,810,000	$1,431,875	$278,398

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

Compliance with Financial Covenants
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.We believe that, at March 31, 2013, we were in compliance with the Credit Facility covenants.

Senior Notes
9.125% Senior Notes due December 2018
Significant Terms
The notes mature on December 1, 2018 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at March 31, 2013.

Senior Notes
9.00% Senior Notes due July 2020
The notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at March 31, 2013.

Pursuant to the registration rights agreement entered into with the initial purchasers on June 8, 2012, the date these notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we would file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, and consummate the exchange offer within 365 days of the issuance of the notes. We filed the registration statement with the SEC on March 22, 2013. The registration statement was declared effective on April 23, 2013 and the exchange offer is in process.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we were in compliance with these covenants at March 31, 2013.

On March 7, 2013, we announced that we would redeem $150 million of the notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on April 6 and resulted in a write off of unamortized debt fees of $0.3 million which will be recognized in our second quarter 2013 financial results.

On April 30, 2013, we announced that we would redeem the remaining $65.7 million notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, May 30, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption is expected to result in a write off of unamortized debt fees of $0.1 million, which will be recognized in our second quarter 2013 financial results.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we were in compliance with these covenants at March 31, 2013.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months. On March 7, 2013, we announced the redemption of $150 million in aggregate principal amount of 6.75% Notes due 2014, and have reclassified these notes from long-term to current. In March 2012, we reclassified $10.9 million for a note payable under our Credit Facility that matured on February 28, 2013 from long-term to current.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 9.125%) and principal repayment of our 6.75% and 7.125% senior subordinated notes due on April 15, 2014 and February 1, 2016, respectively, and principal repayment of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Gaming Debt
Bank Credit Facility
The blended interest rate for outstanding borrowings under our Peninsula Credit Facility was 5.7% at both March 31, 2013 and at December 31, 2012. At March 31, 2013, approximately $843.7 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $23.4 million.

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

Compliance with Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a maximum consolidated interest coverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. We believe that at March 31, 2013, we were in compliance with our financial covenants.

Senior Notes
8.375% Senior Notes due February 2018

The notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at March 31, 2013.

Borgata Debt
Borgata Bank Credit Facility
The blended interest rate for outstanding borrowings under our Borgata bank credit facility was 4.9% at both March 31, 2013 and December 31, 2012. At March 31, 2013, approximately $14.0 million was outstanding under the credit facility leaving contractual availability of $46.0 million.

Guarantees
The Borgata bank credit facility is guaranteed on a senior secured basis by Marina District Development Company LLC ("MDDC") and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the Borgata bank credit facility have priority in payment to Borgata's senior secured notes.

Neither Boyd Gaming Corporation, nor its subsidiaries are guarantors of the Borgata bank credit facility, as amended.
Compliance with Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on Marina District Finance Company Inc.'s ("MDFC") ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants at March 31, 2013.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at March 31, 2013.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at March 31, 2013.

Cash Flows Summary
Three Months ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$88,118	$77,488
Cash flows from investing activities:
Capital expenditures	(22,581)	(32,796)
Proceeds from sale of Echelon, net	343,750	—
Cash paid for exercise of LVE option	(187,000)	—
Other investing activities	(103)	28
Net cash provided by (used in) investing activities	134,066	(32,768)
Cash flows from financing activities:
Net payments under bank credit facility	(29,825)	(49,625)
Net payments under the Peninsula bank credit facility	(10,663)	—
Net payments under Borgata bank credit facility	(6,000)	(17,700)
Debt financing costs, net	694	(44)
Proceeds from issuance of non-recourse debt	—	919
Payments on notes payable	(10,814)	—
Payments on loans to variable interest entity's members	—	(250)
Other financing activities	(50)	(62)
Net cash used in financing activities	(56,658)	(66,762)
Increase in cash and cash equivalents	$165,526	$(22,042)

Cash Flows from Operating Activities
During the three months ended March 31, 2013, we generated net operating cash flow of $88.1 million. Operating cash flows increased during the three months ended March 31, 2013, as compared to the same period of the prior year, due to an increase in depreciation expense and accounts payable and accrued liabilities, partially offset by a decrease in other long-term tax liabilities.
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

Capital Expenditures
Cash paid for capital expenditures on major projects for the three months ended March 31, 2013 were $22.6 million, which included $19.4 million related to room remodel projects and various maintenance capital expenditures of our wholly owned properties and $2.9 million of Borgata room remodel and various maintenance and capital expenditures. Cash paid for capital expenditures on major projects for the three months ended March 31, 2012 were $32.8 million, which included $17.5 million related to Borgata's room renovation and refurbishment associated with the suite remodel and $11.8 million of various maintenance capital expenditures among our wholly owned properties.

Sale of Echelon and Fulfillment of Obligations to LVE
On March 4, 2013, we sold the Echelon site for $350 million. Net of direct transaction costs of $6.3 million and cash to LVE in the amount of $187 million, we realized net proceeds of approximately $157 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Borrowing and Payments under Credit Facility
During the three months ended March 30, 2013, net amounts of $29.8 million, $10.7 million and $6.0 million were paid under Boyd Gaming's, Peninsula Gaming's and Borgata's respective credit facilities. During the three months ended March 31, 2012, net amounts of $49.6 million and $17.7 million, respectively, were paid under Boyd Gaming's and Borgata's credit facilities. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings.

Payment of Note Payable
During the three months ended March 31, 2013, we paid a note that matured in February 2013 for $10.8 million.

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2013 and 2012, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
There have been no material changes to our commitments described under Note 11, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Contingencies

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Critical Accounting Policies
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the SEC on March 18, 2013.

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

•
that our Credit Facility, the Borgata bank credit facility, the Peninsula Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•
the outcome of various tax audits and assessments, including our appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our condensed consolidated financial statements;

•	the impact of our Nevada use tax refund claims;

•	our overall outlook, including all statements under the heading Overall Outlook in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•
the benefits of the Peninsula Acquisition, the effect of the Peninsula Acquisition on Boyd Gaming's future financial results and profile, the impact for customers and employees, future capital expenditures, expenses, revenues, earnings, economic performance, financial condition, losses and future prospects;

•	the impact of the financing we entered into in connection with the Peninsula Acquisition;

•	the anticipated benefits of geographical diversity resulting from the Peninsula Acquisition;

•	the future results of Peninsula Gaming's gaming properties, including without limitation, Kansas Star;

•	our belief that recently issued accounting pronouncements discussed in our Annual Report on Form 10-K will not have a material impact on our financial statements;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Credit Facility covenants;

•	the anticipated closing of the sale of Dania Jai-Alai to Dania Entertainment pursuant to the New Dania Agreement;

•	the anticipated new development project with Sunrise Sports Entertainment, and the passage of enabling legislation;

•	the anticipated new development project with Wilton Rancheria, and the passage of enabling legislation;

•	expectations, plans, beliefs, hopes or intentions regarding the future, and:

•	assumptions underlying any of the foregoing statements.
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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2013, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013.

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

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.	Risk Factors

We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.

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
For example, we have recently experienced one of the toughest economic periods in Las Vegas Locals history. The ~~current~~ housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions have also adversely affected tourism and spending in Atlantic City, where Borgata is located. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.
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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. During the fourth quarter of 2012, we changed the date of our annual goodwill and indefinite-lived intangible assets impairment test dates to October 1. Prior to the fourth quarter of 2012, we performed annual impairment tests on our goodwill on April 1 and October 1. The change in the impairment test dates for all reporting units to October 1 did not delay, accelerate or avoid an impairment charge, as the January 1 and April 1 tests were performed on their respective test dates during 2012, and did not result in any impairment. Management believes that the new impairment test date is preferable because it is more closely aligned with our annual financial planning process. These financial plans are a key component utilized in the annual impairment testing process. The change in the impairment test dates constitutes a change in accounting principle under ASC 250, “Accounting for Changes and Error Corrections,” and had no impact on our consolidated balance sheet, statement of operations or cash flows. We determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2012 without the use of hindsight. As such, we have prospectively applied the change in annual goodwill and indefinite-lived impairment testing date from October 1, 2012.

Echelon
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

In December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development. Based on the exploration of the viability of alternatives for the project, in the three months ended December 31, 2012, we recorded a non-cash impairment charge of approximately $993.9 million related to the Echelon development and $39.4 million related to various parcels of undeveloped land based on the difference between the book value of the assets and the estimated realizable value of the assets. On March 4, 2013, we sold the Echelon site and related improvements on the site and received net proceeds of $157.0 million.

Sam's Town Shreveport
During the year ended December 31, 2012, we also recorded a non-cash impairment charge of $17.5 million to the Sam's Town Shreveport gaming license in connection with the annual impairment test. During the year ended December 31, 2012, this property's operating results were less than expected due to weaker than anticipated discretionary consumer spending and increased competition.

Borgata Trademark
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

Dania
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
The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject has been filed as Exhibit 99.3 to the Registration Statement on Form S-4 (File No. 333- 187468), which was declared effective on April 23, 2013. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. We estimate the refund to be in the range of $17.9 million to $21.4 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (the “Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. The Judge did not issue a decision with respect to the refund claim offset. We are appealing the decision on complimentary meals to the Nevada State Supreme Court and the Department has appealed the decision on employee meals. The State Supreme Court has suspended our briefing schedule, pending a decision to either accept the appeal or remand the case back to District Court for a remedy on the offset issue. Due to the uncertainty surrounding the ultimate resolution of our appeal to the State Supreme Court, we will not record any gain until a final, non-appealable decision has been rendered.
On February 14, 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary and employee meals. In late March 2012, we petitioned the Commission, along with other affected parties, to repeal or suspend the policy directives subject to promulgation in accordance with the appropriate statutory requirements. The Department responded by issuing a draft regulation and the Commission approved the draft regulation on June 25, 2012; however, as required under Nevada Revised Statutes, such regulation must be approved by a legislative commission before its enactment. The legislative commission has not yet taken any action with respect to the regulation and it is uncertain when such action will occur. The Department revised its policy directive on July 6, 2012, providing for a deferral on the remittance of the purported tax due until the occurrence of a defined future event, as well as the removal of the imposition of all penalties and interest on such tax. Although the Department is deferring remittance of the tax, it believes the liability for sales tax begins to accrue as of February 15, 2012. We have not collected, remitted or accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, for periods subsequent to February 15, 2012, as we do not believe it is probable, based on procedural issues with the enforcement of the proposed regulation and the technical merits of the Department's arguments, that we owe this tax. Although not probable, it is reasonably possible that the opinion of the court may differ from our interpretation of the procedural and legal issues noted above. In the event we were to receive an adverse decision on the issues deemed to be reasonably possible, we estimate that the resulting tax assessment on complimentary meals could range between $0.8 million and $3.5 million, as of March 31, 2013.
Blue Chip Property Taxes
Blue Chip received a property tax assessment for its 2010 tax year in January 2013 but has not received valuation notices or final tax rates for the years 2011 through 2013. The 2010 tax assessment increased the taxable property value approximately 46% over the settlement valuation agreed to in Blue Chip's 2009 appeal. We have made the minimum required payment against provisional bills received for the tax years 2010 through 2013, all of which were based on our 2006 appeal valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through March 31, 2013 could result in a total property tax obligation, net of previous payments, ranging between $4.5 million and $15.5 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $15.5 million for this property tax liability as of March 31, 2013, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount assessed. The final tax assessment notices for the period January 1, 2011 through March 31, 2013, which have not been received as of March 31, 2013, could result in further adjustment to our estimated property tax liability at Blue Chip.

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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Pending before the District Court are a motion to dismiss for failing to state a cause of action filed by Guidry, asserting the same arguments he tried in state court, which the Company joined, and a motion to dismiss for lack of subject matter jurisdiction filed by the U.S. Attorney, which may result in the case being remanded to state court. The U.S. District Court heard the motions on March 16, 2011. A ruling has not yet been issued. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court but allowed for additional filings by September 13, 2011. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.

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

Borgata has an executory contract with a wholly owned subsidiary of a local utility company with terms that extend to June 2028, 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.6 million per annum at December 31, 2012. Borgata is also obligated to purchase a certain portion of its electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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

In addition to our debt instruments, our indirect wholly owned subsidiaries, MDFC and Peninsula Gaming, each have a significant amount of indebtedness which contain restrictive covenants that impose significant operating and financial restrictions on each company, including limitations on dividends, distributions and certain other restricted payments, which could have a significant adverse effect on our business, results of operations and financial condition.

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

Peninsula Gaming Credit Facility
In connection with the Peninsula Acquisition and Peninsula Gaming (as successor to Boyd Acquisition Sub, LLC, an indirect wholly owned subsidiary of Boyd (“Merger Sub”) entered into a Credit Agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer. The Credit Agreement provides for the $875.0 million Peninsula Credit Facility, which consists of (a) a term loan facility of $825.0 million and (b) a revolving credit facility of $50.0 million. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Borrowings under the credit facilities of Boyd, Borgata and Peninsula would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
The merger involved the combination of two companies that previously operated as independent companies. Peninsula Gaming is now an indirect wholly owned subsidiary of Boyd Gaming. We will be required to devote significant management attention and resources to integrating the two companies business practices and operations. Potential difficulties we may encounter as part of the integration process include the following:

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
2.1
Membership Interest Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 1, 2013, by and between Echelon Resorts, LLC, Coast Hotels and Casinos, Inc., Genting Assets, Inc. and Genting Berhad.

Incorporated by reference from the Company's Current Report on Form 8-K dated March 7, 2013.

2.2	Asset Purchase Agreement, dated as of March 1, 2013, by and among LVE Energy Partners, LLC, Boyd Gaming Corporation and Echelon Resorts, LLC.	Incorporated by reference from the Company's Current Report on Form 8-K dated March 7, 2013.

2.3	Asset Purchase Agreement, dated as of February 22, 2013, by and among Dania Entertainment Center, LLC, The Aragon Group and Summersport Enterprises, LLC.	Filed electronically herewith

3.1	Amended and Restated Bylaws	Incorporated by reference from the Company's Current Report on Form 8-K dated March 27, 2013.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
2.1
Membership Interest Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 1, 2013, by and between Echelon Resorts, LLC, Coast Hotels and Casinos, Inc., Genting Assets, Inc. and Genting Berhad.

Incorporated by reference from the Company's Current Report on Form 8-K dated March 7, 2013.

2.2	Asset Purchase Agreement, dated as of March 1, 2013, by and among LVE Energy Partners, LLC, Boyd Gaming Corporation and Echelon Resorts, LLC.	Incorporated by reference from the Company's Current Report on Form 8-K dated March 7, 2013.

2.3	Asset Purchase Agreement, dated as of February 22, 2013, by and among Dania Entertainment Center, LLC, The Aragon Group and Summersport Enterprises, LLC.	Filed electronically herewith

3.1	Amended and Restated Bylaws	Incorporated by reference from the Company's Current Report on Form 8-K dated March 27, 2013.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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