Form 10-Q
period 2013-06-30
BOYD GAMING CORP
filed 2013-08-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2013
Common stock, $0.01 par value	107,766,479

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIODS ENDED JUNE 30, 2013

PART I. Financial Information

Item 1.    Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2013 and December 31, 2012
_____________________________________________________________________________________________________

(In thousands, except share data)	June 30,	December 31,
(Unaudited)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$182,612	$192,545
Restricted cash	23,576	22,900
Accounts receivable, net	59,426	61,753
Inventories	19,567	18,539
Prepaid expenses and other current assets	48,451	48,673
Income taxes receivable	1,643	2,875
Deferred income taxes and other current tax assets	7,796	7,623
Current assets of discontinued operations	—	685
Total current assets	343,071	355,593

Property and equipment, net	3,550,178	3,587,314
Assets held for development	—	331,770
Debt financing costs, net	82,451	85,468
Restricted investments held by variable interest entity	—	21,382
Other assets, net	82,954	98,415
Intangible assets, net	1,095,494	1,119,638
Goodwill, net	694,929	694,929
Assets of discontinued operations	—	37,684
Total assets	$5,849,077	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2013 and December 31, 2012
_____________________________________________________________________________________________________

(In thousands, except share data)	June 30,	December 31,
(Unaudited)	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$50,759	$61,570
Accounts payable	102,063	91,156
Accrued liabilities	370,776	363,732
Deferred income taxes and income taxes payable	—	8,129
Current deferred tax liability	7,433	—
Current maturities of non-recourse obligations of variable interest entity	—	225,113
Current liabilities of discontinued operations	—	864
Total current liabilities	531,031	750,564
Long-term debt, net of current maturities	4,519,481	4,827,853
Deferred income taxes	150,754	139,943
Other long-term tax liabilities	26,260	43,457
Other liabilities	95,493	103,249
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 88,767,611 and 86,871,977 shares outstanding	888	869
Additional paid-in capital	675,454	655,694
Accumulated deficit	(347,467)	(351,810)
Accumulated other comprehensive loss	(846)	(962)
Total Boyd Gaming Corporation stockholders’ equity	328,029	303,791
Noncontrolling interest	198,029	163,336
Total stockholders’ equity	526,058	467,127
Total liabilities and stockholders’ equity	$5,849,077	$6,332,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2013 and 2012
_____________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
REVENUES
Operating revenues:
Gaming	$627,926	$514,018	$1,260,485	$1,048,554
Food and beverage	112,804	105,187	224,578	211,218
Room	67,154	69,628	131,009	135,625
Other	41,898	35,784	81,209	71,505
Gross revenues	849,782	724,617	1,697,281	1,466,902
Less promotional allowances	111,034	110,547	222,949	221,163
Net revenues	738,748	614,070	1,474,332	1,245,739
COST AND EXPENSES
Operating costs and expenses:
Gaming	287,801	239,170	585,063	486,942
Food and beverage	64,242	60,250	124,295	114,209
Room	15,955	15,931	29,055	30,066
Other	31,199	26,680	59,373	52,696
Selling, general and administrative	127,000	109,671	251,028	218,318
Maintenance and utilities	41,042	39,387	80,251	77,995
Depreciation and amortization	70,318	50,661	140,356	100,635
Corporate expense	15,148	13,009	30,504	25,880
Preopening expense	789	2,210	3,154	3,870
Impairments of assets	5,032	—	5,032	—
Asset transactions costs	614	6,242	3,627	6,272
Other operating charges and credits, net	229	(8,438)	1,795	(8,221)
Total operating costs and expenses	659,369	554,773	1,313,533	1,108,662
Operating income	79,379	59,297	160,799	137,077
Other expense (income):
Interest income	(570)	(408)	(1,226)	(412)
Interest expense, net	88,126	64,788	183,808	128,616
Other, net	2,419	—	1,901	—
Total other expense, net	89,975	64,380	184,483	128,204
Income (loss) from continuing operations before income taxes	(10,596)	(5,083)	(23,684)	8,873
Income taxes benefit (expense)	4,102	5,080	6,526	(1,623)
Income (loss) from continuing operations, net of tax	(6,494)	(3)	(17,158)	7,250
Income (loss) from discontinued operations, net of tax	11,753	(688)	10,790	(1,466)
Net income (loss)	5,259	(691)	(6,368)	5,784
Net loss attributable to noncontrolling interest	6,368	1,668	10,711	1,045
Net income (loss) attributable to Boyd Gaming Corporation	$11,627	$977	$4,343	$6,829

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2013 and 2012
_____________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
Basic net income (loss) per common share:
Continuing operations	$—	$0.02	$(0.07)	$0.09
Discontinued operations	0.13	(0.01)	0.12	(0.01)
Basic net income (loss) per common share	$0.13	$0.01	$0.05	$0.08
Weighted average basic shares outstanding	89,230	87,588	88,606	87,559

Diluted net income (loss) per common share:
Continuing operations	$—	$0.02	$(0.07)	$0.09
Discontinued operations	0.13	(0.01)	0.12	(0.01)
Diluted net income (loss) per common share	$0.13	$0.01	$0.05	$0.08
Weighted average diluted shares outstanding	90,265	87,829	89,447	87,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three and six months ended June 30, 2013 and 2012
_____________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
Net income (loss)	$5,259	$(691)	$(6,368)	$5,784
Other comprehensive income, net of tax:
Fair value of derivative instruments, net	—	27	—	2,467
Fair value of adjustments to available-for-sale securities, net of tax of $0	(179)	—	116	—
Comprehensive income (loss)	5,080	(664)	(6,252)	8,251
Less: other comprehensive income attributable to noncontrolling interest	—	27	—	2,467
Less: net loss attributable to noncontrolling interest	(6,368)	(1,668)	(10,711)	(1,045)
Comprehensive income attributable to Boyd Gaming Corporation	$11,448	$977	$4,459	$6,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the six months ended June 30, 2013
_____________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2013	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127
Net income (loss)	—	—	—	4,343	—	(10,711)	(6,368)
Unrealized gain on investment available for sale	—	—	—	—	116	—	116
Stock options exercised	1,765,037	18	13,127	—	—	—	13,145
RSU released/settled	130,597	1	(351)	—	—	—	(350)
Share-based compensation costs	—	—	6,984	—	—	—	6,984
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, June 30, 2013	88,767,611	$888	$675,454	$(347,467)	$(846)	$198,029	$526,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2013 and 2012
_____________________________________________________________________________________________________

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(6,368)	$5,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (Gain) on discontinued operations, net of tax	(10,790)	1,466
Depreciation and amortization	140,356	100,635
Amortization of debt financing costs	11,425	6,256
Amortization of discounts on debt	9,156	1,811
Loss on early retirements of debt	2,372	—
Share-based compensation expense	6,984	5,953
Deferred income taxes	4,732	10,064
Noncash asset write-downs	5,089	15
Gain on insurance settlement	—	(6,323)
Gain on insurance subrogation settlement	—	(2,203)
Other operating activities	1,535	4,548
Changes in operating assets and liabilities:
Restricted cash	(675)	(1,417)
Accounts receivable, net	23	5,131
Inventories	(1,030)	(1,087)
Prepaid expenses and other current assets	249	(4,618)
Current other tax asset	(17)	—
Income taxes receivable	577	(51)
Other long-term tax assets	—	1,168
Other assets, net	3,818	(989)
Accounts payable and accrued liabilities	14,970	3,847
Income taxes payable	—	267
Other long-term tax liabilities	(19,939)	(18,786)
Other liabilities	3,303	(1,673)
Net cash provided by operating activities	165,770	109,798
Cash Flows from Investing Activities
Capital expenditures	(58,456)	(70,063)
Proceeds from sale of Echelon, net	343,750	—
Cash paid for exercise of LVE option	(187,000)	—
Other investing activities	214	2,334
Net cash provided by (used in) investing activities	98,508	(67,729)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	490,400	488,500
Payments under Boyd Gaming bank credit facility	(557,250)	(672,450)
Borrowings under Peninsula bank credit facility	161,100	—
Payments under Peninsula bank credit facility	(182,725)	—
Borrowings under Borgata bank credit facility	200,000	354,500
Payments under Borgata bank credit facility	(215,600)	(370,500)
Proceeds from issuance of senior notes	—	350,000
Debt financing costs, net	(11,333)	(10,246)
Proceeds from issuance of non-recourse debt by variable interest entity	—	1,935
Proceeds from stock options exercised	13,145	117
Restricted stock units released, net	(350)	—
Payments on notes payable	(10,816)	—
Payments on early retirements of debt	(215,668)	—
Payments on non-recourse debt of variable interest entity	—	(501)
Other financing activities	(4)	(360)
Net cash (used in) provided by financing activities	(329,101)	140,995

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2013 and 2012
_____________________________________________________________________________________________________

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2013	2012

Cash Flows from Discontinued Operations
Cash flows from operating activities	(2,144)	(1,025)
Cash flows from investing activities	56,751	(340)
Cash flows from financing activities	—	—
Net cash provided by (used in) discontinued operations	54,607	(1,365)
Change in cash and cash equivalents	(10,216)	181,699
Cash and cash equivalents, beginning of period	192,545	178,091
Change in cash classified as discontinued operations	283	(1,077)
Cash and cash equivalents, end of period	$182,612	$358,713

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$164,551	$115,177
Cash received for income taxes, net	(2,136)	(1)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$12,600	$13,194

Assets and Liabilities Deconsolidated of Variable Interest Entity
Current assets	$184,013	$—
Long-term assets	2,429	—
Total assets deconsolidated	$186,442	$—

Current liabilities	$48,366	$—
Noncontrolling interests	(48,924)	—
Total liabilities and noncontrolling interests deconsolidated	$(558)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
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

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming and its subsidiaries. Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Revisions and Reclassifications
The financial information for the three and six months ended June 30, 2012 is derived from our condensed consolidated financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and has been revised to reflect the results of operations and cash flows of our Dania Jai-Alai property as discontinued operations. See Note 3, Acquisitions and Dispositions, for further discussion.

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications related to other assets of discontinued operations that were previously accumulated in property and equipment, current assets, and current liabilities for the year ended December 31, 2012. This reclassification had no effect on our total assets as previously reported in our condensed consolidated balance sheet. In addition, asset transactions costs that were previously accumulated in other operating charges were disaggregated in our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively. This reclassification had no effect on our retained earnings or net income (loss) as previously reported.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as, transaction costs incurred to dispose of assets, including, but not limited to, the sale of Echelon.

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as a promotional allowance. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms, food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for cash play, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance.
The amounts included in promotional allowances for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Rooms	$35,321	$35,991	$70,441	$70,673
Food and beverage	49,875	46,815	100,653	95,103
Other	25,838	27,741	51,855	55,387
Total promotional allowances	$111,034	$110,547	$222,949	$221,163

The estimated costs of providing such promotional allowances for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Rooms	$14,432	$15,352	$29,143	$29,099
Food and beverage	44,123	45,279	89,182	85,507
Other	5,404	6,462	10,559	11,886
Total cost of promotional allowances	$63,959	$67,093	$128,884	$126,492

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $101.8 million and $67.8 million for the three months ended June 30, 2013 and 2012, respectively, and $204.1 million and $139.1 million for the six months ended June 30, 2013 and 2012, respectively.

CRDA Investments
Pursuant to the New Jersey Casino Control Act ("Casino Control Act"), we are assessed as a casino licensee 1.25% of our gross gaming revenues to fund qualified investments. This assessment is made in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Once our funds are deposited with the New Jersey Casino Reinvestment Development Authority ("CRDA"), qualified investments may be satisfied by: (i) purchase of bonds issued by the CRDA at below market rates of interest; (ii) direct investment in CRDA approved projects; or (iii) donation of funds to projects as determined by the CRDA. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investment to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by Borgata, were $25.1 million and $28.5 million as of June 30, 2013 and December 31, 2012, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts at June 30, 2013 were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our condensed consolidated statements of operations. On July 17, 2013, the CRDA disbursed $45.1 million from our funds on deposit with the CRDA of which we received a $22.5 million refund.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration, and tax planning alternatives.
For the three months and six months ended June 30, 2013, in accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. Our current rate is impacted by adjustments that are largely independent of our operating results before taxes. Such adjustments relate primarily to the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that are not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. As such, we believe this method provides the most reliable estimate of year-to-date income tax expense.
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
Unrecognized tax benefits at June 30, 2013 and December 31, 2012 are $22.2 million and $38.4 million, respectively. Included in the $22.2 million balance of unrecognized tax benefits at June 30, 2013, are $20.0 million of benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. We

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

have accrued $9.4 million and $12.4 million of interest and penalties in our condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively.
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
We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible over the next twelve-month period, that we may experience a decrease in our unrecognized tax benefits, as of June 30, 2013, of up to $10.1 million. Approximately $8.0 million of the total reduction would impact our effective tax rate.
Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation's stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common equivalent shares used in the calculations of basic and diluted earnings per share calculations for the three and six months ended June 30, 2013 and 2012, consisted of the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Weighted average shares outstanding:
Basic	89,230	87,588	88,606	87,559
Potential dilutive effect	1,035	241	841	419
Diluted	90,265	87,829	89,447	87,978

Anti-dilutive options totaling 5.8 million and 6.0 million for the three and six months ended June 30, 2013, respectively, and totaling 9.4 million and 8.1 million for the three and six months ended June 30, 2012, respectively, have been excluded from the computation of diluted earnings per share due to the exercise prices for these shares being in excess of the weighted-average market price of the Company's common stock during these periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

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

The objective of Update 2013-02 is to amend ASC 220-10 to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the condensed consolidated statements of comprehensive income (loss).

Update 2013-02 is effective for interim and annual periods beginning after December 15, 2012. In February 2013, the Company adopted Update 2013-02. Update 2013-02 did not have a material impact on our consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES

Acquisition of Peninsula Gaming
Overview
On November 20, 2012, we completed the acquisition of Peninsula Gaming pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the results of its operations and cash flows are reported in our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2013.

Status of Purchase Price Allocation
The Company has recognized the assets acquired and liabilities assumed in the Merger based on preliminary fair value estimates as of the date of the Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, the note payable to seller, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The final fair value determinations are expected to be completed no later than the third quarter of 2013. The final fair value determinations may be significantly different than those reflected in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.

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

	Three Months Ended June 30, 2012
	Boyd Gaming Corporation (As Reported)	Peninsula Gaming	Boyd Gaming Corporation (Pro Forma)
(In thousands)
Condensed Statements of Operations
Net revenues	$614,070	$132,957	$747,027
Net income (loss) attributable to Boyd Gaming Corporation	$977	$457	$1,434
Basic and diluted earnings per share	$0.01		$0.02

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	Six Months Ended June 30, 2012
	Boyd Gaming Corporation (As Reported)	Peninsula Gaming	Boyd Gaming Corporation (Pro Forma)
(In thousands)
Condensed Statements of Operations
Net revenues	$1,245,739	$267,616	$1,513,355
Net income (loss) attributable to Boyd Gaming Corporation	$6,829	$4,156	$10,985
Basic earnings per share	$0.08		$0.13
Diluted earnings per share	$0.08		$0.12

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

Discontinued Operations - Disposition of Dania Jai-Alai
On May 22, 2013, we consummated the sale of certain assets and liabilities of the Dania pari-mutuel facility ("Dania Jai-Alia"), with approximately 47 acres of related land located in Dania Beach, Broward County, Florida, for a sales price of $65.5 million. The sale was pursuant to an asset agreement (the "New Dania Agreement") that we entered into with Dania Entertainment Center, LLC ("Dania Entertainment"). As part of the New Dania Agreement, the $5 million non-refundable deposit and $2 million fees paid to us in 2011 by Dania Entertainment were applied to the sales price, and we received $58.5 million in cash and recorded a pre-tax gain of $18.9 million. We have presented the results of Dania Jai-Alai Business as discontinued operations for all periods presented in these condensed consolidated financial statements.

There were no assets and liabilities of the discontinued operation as of June 30, 2013, and the assets and liabilities of the discontinued operation as of December 31, 2012 were as follows:

December 31,
2012
(In thousands)
Assets
Cash and cash equivalents	$283
Other current assets	402
Current assets of discontinued operations	$685

Property and equipment, net	$37,674
Other assets	10
Noncurrent assets of discontinued operations	$37,684

Liabilities
Accounts payable and accrued expenses	$864
Liabilities of discontinued operations	$864

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Net revenues, pre-tax income (loss) from operations, and income (loss), net of income taxes presented as discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Operations
Net revenues	$740	$1,152	$2,140	$2,566

Loss from discontinued operations before income taxes	$(1,237)	$(1,058)	$(2,200)	$(2,256)
Income tax benefit	776	370	776	790
Loss from discontinued operations, net of tax	$(461)	$(688)	$(1,424)	$(1,466)

Disposal
Gain on disposal before income taxes	$18,873	$—	$18,873	$—
Income tax expense	(6,659)	—	(6,659)	—
Gain on disposal, net of tax	$12,214	$—	$12,214	$—

Income (loss) from discontinued operations, net of tax	$11,753	$(688)	$10,790	$(1,466)

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

On March 24, 2010, MGM transferred its interest in Holding Company ("MGM Interest") to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party as a part of a settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the “NJDGE”).

On February 20, 2013, MGM announced that it had entered into an amendment with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the New Jersey Casino Control Commission for licensure in New Jersey with the March 24, 2013 deadline to sell the MGM Interest deferred pending the outcome of the licensure process.

NOTE 5.    DECONSOLIDATION OF LVE ENERGY PARTNERS, LLC

In connection with the disposition of Echelon on March 4, 2013 (see Note 3, Acquisitions and Divestitures), we exercised an option to acquire the central energy center assets from LVE Energy Partners, LLC (“LVE”), a joint venture between Marina Energy LLC and DCO ECH Energy, LLC, for $187 million. We immediately sold these assets to the buyer of Echelon, and our agreements with LVE were terminated.

Prior to these transactions, we had determined that we were the primary beneficiary of the contract with LVE, which required us to consolidate LVE for financial statement purposes. As a result of the March 4, 2013 transactions, we ceased consolidation of LVE as of that date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

The effects of the consolidation of LVE on our financial position as of December 31, 2012, and its impact on our results of operations for the six months ended June 30, 2013 and for the three and six months ended June 30, 2012 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations as follows:

	December 31, 2012

				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
ASSETS
Current assets	$354,140	$1,453	$—	$355,593
Property and equipment, net	3,587,314	—	—	3,587,314
Assets held for development	168,251	163,519	—	331,770
Debt financing costs, net	83,020	2,448	—	85,468
Restricted investments	—	21,382	—	21,382
Other assets	98,415	—	—	98,415
Intangible assets, net	1,119,638	—	—	1,119,638
Goodwill, net	694,929	—	—	694,929
Assets of discontinued operation	37,684	—	—	37,684
Total Assets	$6,143,391	$188,802	$—	$6,332,193

LIABILITIES
Current maturities of long-term debt	$61,570	$—	$—	$61,570
Accounts payable	90,992	164	—	91,156
Accrued and other liabilities	355,246	8,486	—	363,732
Income taxes payable	8,129	—	—	8,129
Non-recourse obligations of variable interest entity	—	225,113	—	225,113
Long-term debt, net of current maturities	4,827,853	—	—	4,827,853
Deferred income taxes	139,943	—	—	139,943
Long-term tax and other liabilities	146,706	—	—	146,706
Liabilities of discontinued operation	864	—	—	864

STOCKHOLDERS' EQUITY
Common stock	869	—	—	869
Additional paid-in capital	655,694	—	—	655,694
Retained earnings	(351,810)	—	—	(351,810)
Accumulated other comprehensive income (loss)	(962)	—	—	(962)
Noncontrolling interest	208,297	(44,961)	—	163,336
Total Liabilities and Stockholders' Equity	$6,143,391	$188,802	$—	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended June 30, 2012

				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
REVENUES
Other revenue	$35,784	$2,724	$(2,724)	$35,784

COSTS AND EXPENSES
Selling, general and administrative	$109,665	$6	$—	$109,671
Preopening expenses	$4,934	$—	$(2,724)	$2,210

Operating income	$56,579	$2,718	$—	$59,297

Other expense
Interest expense, net	$62,139	$2,649	$—	$64,788

Income (loss) from continuing operations before income taxes	$(5,152)	$69	$—	$(5,083)
Income taxes	5,080	—	—	5,080
Income (loss) from continuing operations, net of tax	(72)	69	—	(3)
Income (loss) from discontinued operations, net of tax	(688)	—	—	(688)
Net income (loss)	(760)	69	—	(691)
Net (income) loss attributable to noncontrolling interest	1,737	—	(69)	1,668
Net income (loss) attributable to Boyd Gaming Corporation	$977	$69	$(69)	$977

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	Six Months Ended June 30, 2013
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
REVENUES
Other revenue	$81,209	$1,933	$(1,933)	$81,209

COSTS AND EXPENSES
Selling, general and administrative	$251,028	$—	$—	$251,028
Preopening expenses	$5,087	$—	$(1,933)	$3,154

Operating income	$158,866	$1,933	$—	$160,799

Other expense
Interest expense, net	$181,432	$2,376	$—	$183,808

Income (loss) from continuing operations before income taxes	$(23,241)	$(443)	$—	$(23,684)
Income taxes	6,526	—	—	6,526
Income (loss) from continuing operations, net of tax	(16,715)	(443)	—	(17,158)
Income (loss) from discontinued operations, net of tax	10,790	—	—	10,790
Net income (loss)	(5,925)	(443)	—	(6,368)
Net (income) loss attributable to noncontrolling interest	10,268	—	443	10,711
Net income (loss) attributable to Boyd Gaming Corporation	$4,343	$(443)	$443	$4,343

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	Six Months Ended June 30, 2012
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
REVENUES
Other revenue	$71,505	$5,448	$(5,448)	$71,505

COSTS AND EXPENSES
Selling, general and administrative	$218,309	$9	$—	$218,318
Maintenance and utilities	$77,995	$—	$—	$77,995
Preopening expenses	$9,318	$—	$(5,448)	$3,870

Operating income	$131,638	$5,439	$—	$137,077

Other expense
Interest expense, net	$122,574	$6,042	$—	$128,616

Income (loss) from continuing operations before income taxes	$9,476	$(603)	$—	$8,873
Income taxes	(1,623)	—	—	(1,623)
Income (loss) from continuing operations, net of tax	7,853	(603)	—	7,250
Income (loss) from discontinued operations, net of tax	(1,466)	—	—	(1,466)
Net income (loss)	6,387	(603)	—	5,784
Net (income) loss attributable to noncontrolling interest	442	—	603	1,045
Net income (loss) attributable to Boyd Gaming Corporation	$6,829	$(603)	$603	$6,829

The reduction in other revenue and preopening expenses reflects the elimination of the Periodic Fee paid by Boyd Gaming to LVE. Such fee was recognized as revenue by LVE, but eliminated in consolidation completely, thereby having no impact on our consolidated other revenues. Although this Periodic Fee is eliminated in consolidation, it was actually paid to LVE directly on a monthly basis through March 4, 2013, the date we completed the Echelon transaction.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

NOTE 6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Land	$340,778	$341,174
Buildings and improvements	3,836,072	3,826,880
Furniture and equipment	1,310,744	1,305,216
Riverboats and barges	188,780	187,620
Construction in progress	64,977	27,397
Other	23,002	23,013
Total property and equipment	5,764,353	5,711,300
Less accumulated depreciation	2,214,175	2,123,986
Property and equipment, net	$3,550,178	$3,587,314

Other property and equipment presented in the table above relates to the net realizable value of construction materials inventory that was previously included in assets held for development at December 31, 2012, and that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

On May 22, 2013, we completed the sale of certain assets and liabilities of Dania Jai-Alai in Dania Beach, Broward County, Florida, to Dania Entertainment. The property and equipment table above excludes the assets related to these discontinued operations.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $58.5 million and $49.5 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $116.7 million and $98.4 million, respectively.

NOTE 7.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
(In thousands)
Amortizing intangibles:
Customer relationships	4.0 years	$154,000	$(45,880)	$—	$108,120
Non-competition agreement	0.4 years	3,200	(1,955)	—	1,245
Favorable lease rates	34.9 years	45,370	(9,390)	—	35,980
Development agreement	—	21,373	—	—	21,373
		223,943	(57,225)	—	166,718

Indefinite lived intangible assets:
Trademarks and other	Indefinite	192,381	—	(5,000)	187,381
Gaming license rights	Indefinite	955,355	(33,960)	(180,000)	741,395
		1,147,736	(33,960)	(185,000)	928,776
Balance, June 30, 2013		$1,371,679	$(91,185)	$(185,000)	$1,095,494

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
(In thousands)
Amortizing intangibles:
Customer relationships	4.5 years	$154,000	$(23,059)	$—	$130,941
Non-competition agreement	0.9 years	3,200	(354)	—	2,846
Favorable lease rates	35.4 years	45,370	(8,867)	—	36,503
Development agreement	—	21,373	—	—	21,373
		223,943	(32,280)	—	191,663

Indefinite lived intangible assets:
Trademarks	Indefinite	191,800	—	(5,000)	186,800
Gaming license rights	Indefinite	955,135	(33,960)	(180,000)	741,175
		1,146,935	(33,960)	(185,000)	927,975
Balance, December 31, 2012		$1,370,878	$(66,240)	$(185,000)	$1,119,638

NOTE 8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012
(In thousands)
Payroll and related expenses	$92,070	$86,448
Interest	61,917	67,145
Gaming liabilities	78,182	85,561
Accrued liabilities	138,607	124,578
Total accrued liabilities	$370,776	$363,732

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

NOTE 9.    LONG-TERM DEBT

Long-term debt, net of current maturities consists of the following:

	June 30, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,408,000	$(4,029)	$(2,586)	$1,401,385
9.125% senior notes due 2018	500,000	—	(6,701)	493,299
9.00% senior notes due 2020	350,000	—	—	350,000
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
HoldCo Note	147,800	(25,513)	—	122,287
	2,646,550	(29,542)	(9,287)	2,607,721

Peninsula Gaming Debt:
Bank credit facility	832,775	—	—	832,775
8.375% senior notes due 2018	350,000	—	—	350,000
Other	17	—	—	17
	1,182,792	—	—	1,182,792
Total Boyd Debt	3,829,342	(29,542)	(9,287)	3,790,513

Borgata Debt:
Bank credit facility	4,400	—	—	4,400
9.50% senior secured notes due 2015	398,000	(2,123)	(4,984)	390,893
9.875% senior secured notes due 2018	393,500	(1,961)	(7,105)	384,434
	795,900	(4,084)	(12,089)	779,727
Less current maturities	50,759	—	—	50,759
Long-term debt, net	$4,574,483	$(33,626)	$(21,376)	$4,519,481

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
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

Boyd Gaming Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under our Second Amended and Restated Credit Agreement (as amended, the "Credit Facility") was 4.2% at both June 30, 2013 and December 31, 2012. At June 30, 2013, approximately $1.41 billion was outstanding under our Credit Facility, with $8.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $304.8 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	June 30,	December 31,
	2013	2012
(In thousands)
Extended Revolving Facility	$610,000	$660,000
Initial Term Loan	437,500	450,000
Increased Term Loan	323,750	332,500
Swing Loan	30,135	24,135
Total outstanding borrowings under Credit Facility, net	$1,401,385	$1,466,635

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

Compliance with Financial Covenants
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness. We believe that, at June 30, 2013, we were in compliance with the Credit Facility covenants.

Senior Notes
9.125% Senior Notes due December 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at June 30, 2013.

Senior Notes
9.00% Senior Notes due July 2020
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at June 30, 2013.

Pursuant to the registration rights agreement entered into with the initial purchasers on June 8, 2012, the date these notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we would file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, and consummate the exchange offer within 365 days of the issuance of the notes. We filed the registration statement with the SEC on March 22, 2013. The registration statement was declared effective on April 23, 2013 and the exchange offer was completed on May 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
On March 7, 2013, we announced that we would redeem $150 million of the notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on April 6, 2013 and resulted in a write-off of unamortized debt fees of $0.3 million which was recognized in our second quarter 2013 financial results.

On April 30, 2013, we announced that we would redeem the remaining $65.7 million notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, May 30, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on May 30, 2013 and resulted in a write-off of unamortized debt fees of $0.1 million, which was recognized in our second quarter 2013 financial results.

As a result of these redemptions, these notes have been fully extinguished.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we were in compliance with these covenants at June 30, 2013.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 7.125% to 9.125%) and principal repayments of our 7.125% senior subordinated notes due on February 1, 2016, our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Gaming Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under the Peninsula Gaming $875.0 million senior secured credit facility (the "Peninsula Credit Facility") were 4.3% and 5.7% at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, approximately $832.8 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $32.3 million.

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula Gaming entered into the First Amendment to the Peninsula Credit Agreement (the “Peninsula Amendment”), among Peninsula Gaming, certain financial institutions and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, “Administrative Agent”) for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement dated as of November 14, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the “Peninsula Credit Agreement”), among Peninsula Gaming, the lenders from time to time party thereto, the Administrative Agent, and Bank of America, as Collateral Agent, Swing Line Lender and L/C Issuer.

Among other things, the Peninsula Amendment: (i) decreases the applicable margin with respect to the Term Loan to 3.25% in the case of Eurodollar Rate Loans and 2.25% in the case of Base Rate Loans, (ii) reduces the minimum Eurodollar Rate with respect to the Term Loan to 1.00% per annum, (iii) requires the Company to pay a premium of 1.00% of the principal amount prepaid for full or partial repayments of Term Loans through the issuance of indebtedness having a lower interest rate than described in clause (i) above during the period of six calendar months after the effective date of the Peninsula Amendment and requires payment of an amendment fee of 1.00% during such period payable to lenders who consent to any such reduced interest rate, (iv) extends the deadline for delivery of year-end reports to 90 days after the end of each fiscal year of the Company, (v) clarifies the definition of Consolidated Adjusted EBITDA with respect to management fees, and (vi) allows quarterly amortization installments to be paid prior to the last day of the applicable quarter.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

As a result of the Peninsula Amendment, Peninsula Gaming incurred $10.3 million of financing fees of which $8.3 million were capitalized as of June 30, 2013 and $2.0 million were expensed as incurred for the three months ended June 30, 2013.

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

Compliance with Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula Gaming's net assets were restricted from distribution under the Peninsula Gaming Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition Sub. We believe we were in compliance with our financial covenants at June 30, 2013.

Senior Notes
8.375% Senior Notes due February 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at June 30, 2013.

Borgata Debt

Borgata Bank Credit Facility
The blended interest rate for outstanding borrowings under the Marina District Finance Company Inc.'s ("MDFC") $60 million payment priority secured revolving credit facility (the "Borgata bank credit facility) was 4.9% at both June 30, 2013 and December 31, 2012. At June 30, 2013, approximately $4.4 million was outstanding under the credit facility leaving contractual availability of $55.6 million.

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
Compliance with Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants at June 30, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at June 30, 2013.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at June 30, 2013.

Borgata Amended and Restated Credit Agreement
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the “New Borgata Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Borgata Credit Agreement”), which provided for the Borgata bank credit facility.

The New Borgata Credit Facility provides for a $60 million senior secured revolving credit facility (the “Borgata Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Borgata Credit Facility will be used to repay obligations outstanding under the Prior Borgata Credit Agreement and is expected to be used, together with cash on hand, to redeem up to 10% of MDFC's 9 ½% Senior Secured Notes due 2015 (the “Borgata 2015 Notes”) outstanding pursuant to that certain Indenture dated as of August 6, 2010 (the “Borgata Indenture”) among MDFC, MDDC and U.S. Bank National Association, as trustee.

The New Borgata Credit Facility includes an accordion feature which permits: (a) an increase in the Borgata Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Borgata Notes and, concurrently with or after the 2015 Borgata Notes have been refinanced, to refinance MDFC's 9.875% Senior Secured Notes due 2018 (the “2018 Borgata Notes”) outstanding pursuant to the Borgata Indenture, in each case, subject to the satisfaction of certain conditions.

The New Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata Revolving Credit Facility will have priority in payment to the payment of the 2015 Borgata Notes and the 2018 Borgata Notes. Neither we nor our subsidiaries (other than MDDC) are a guarantor of the New Borgata Credit Facility.

Outstanding borrowings under the Borgata Revolving Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The New Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

As a result of the Borgata Amendment, Borgata incurred approximately $2.1 million of financing fees.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. The estimated refund, as of May 30, 2013 was in the range of $19.1 million to $21.6 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (the “Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. The Judge did not issue a decision with respect to the refund claim offset. We appealed the decision on complimentary meals to the Nevada State Supreme Court and the Department appealed the decision on employee meals. The State Supreme Court suspended our briefing schedule and remanded the case back to District Court for a remedy on the offset issue. In May 2013 we executed a settlement agreement with the Department and Commission. Under the terms of the agreement, we would withdraw our refund claims and dismiss the related litigation, contingent on the enactment of prospective legislation that exempted complimentary and employee meals from sales tax. The Department agreed not to assess sales tax on such meals prior to the date of the legislation's enactment. The legislation exempting complimentary and employee meals from sales tax was passed on May 30, 2013 and signed into law by the Governor of Nevada on June 13, 2013.The agreement further provides a claw-back provision whereby the State of Nevada would be required to refund a pro-rata portion of the withdrawn claims in the event future legislation was enacted, prior to February 1, 2019, subjecting complimentary and employee meals to sales tax. As the terms of the agreement were met upon enactment of the legislation, we intend to file a stipulation for dismissal of our claims in District Court and all contingent liabilities associated with sales tax on complimentary and employee meals have been eliminated.
Blue Chip Property Taxes
Blue Chip received a property tax assessment for its 2010 tax year in January 2013 but has not received valuation notices or final tax rates for the years 2011 through 2013. The 2010 tax assessment increased the taxable property value approximately 46% over the settlement valuation agreed to in Blue Chip's 2009 appeal. We have made the minimum required payment against provisional bills received for the tax years 2010 through 2013, all of which were based on our 2006 appeal valuation. We have appealed the 2010 tax assessment and believe the assessments for the period from January 1, 2010 through June 30, 2013 could result in a total property tax obligation, net of previous payments, ranging between $5.1 million and $17.0 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $17.0 million for this property tax liability as of June 30, 2013, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount assessed. The final tax assessment notices for the period January 1, 2011 through June 30, 2013, which have not been received, could result in further adjustment to our estimated property tax liability at Blue Chip.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Gaming	$58	$58	$117	$117
Food and beverage	11	12	22	23
Room	6	6	11	11
Selling, general and administrative	298	299	596	596
Corporate expense	2,520	2,462	6,238	5,206
Total shared-based compensation expense	$2,893	$2,837	$6,984	$5,953

NOTE 12.    NONCONTROLLING INTEREST

Noncontrolling interest represents: (i) the 50% interest in Holding Company, held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the date of the effective change in control, on March 24, 2010; and (ii) until the Echelon transaction, which closed on March 4, 2013, all 100% of the members' equity interest in LVE, the variable interest entity which had been consolidated in our financial statements, but in which we did not hold an equity interest.

Changes in the noncontrolling interest during the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30, 2013
	Holding Company	LVE	Other	Total
(In thousands)
Balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Attributable net loss	(10,268)	(443)	—	(10,711)
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, June 30, 2013	$198,009	$—	$20	$198,029

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

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	June 30, 2013
	Balance	Level 1	Level 2	Level 3
(In thousands)
Assets
Cash and cash equivalents	$182,612	$182,612	$—	$—
Restricted cash	23,576	23,576	—	—
CRDA deposits	25,114	—	—	25,114
Investment available for sale	17,742	—	—	17,742

Liabilities
Merger earnout	$8,983	$—	$—	$8,983
Contingent payments	4,470	—	—	4,470

	December 31, 2012
	Balance	Level 1	Level 2	Level 3
(In thousands)
Assets
Cash and cash equivalents	$192,545	$192,545	$—	$—
Restricted cash	22,900	22,900	—	—
CRDA deposits	28,464	—	—	28,464
Investment available for sale	17,907	—	—	17,907

Liabilities
Merger earnout	$9,800	$—	$—	$9,800
Contingent payments	4,563	—	—	4,563

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at June 30, 2013 and December 31, 2012.

CRDA Deposits
The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at June 30, 2013 and December 31, 2012.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $22.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of June 30, 2013 and December 31, 2012. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At June 30, 2013 and December 31, 2012, $0.4 million

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

and $0.3 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at June 30, 2013 and December 31, 2012, $17.4 million and $17.6 million, respectively, is included in investment on the condensed consolidated balance sheets. The discount associated with this investment of $3.5 million and $3.6 million as of June 30, 2013 and December 31, 2012, respectively, is netted with the investment on the condensed consolidated balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of comprehensive income (loss).

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the earnout determined in conjunction with the preliminary purchase price allocation using the modified Black-Scholes option pricing model, which requires the following assumptions: expected EBITDA volatility, forecasted 2015 EBITDA, risk-free interest rates and risk adjusted discount rate. The fair value of the earnout liability is not yet finalized and is therefore subject to change. We formed our preliminary valuation assumptions using historical experience in the gaming industry and observable market conditions. The contingent consideration agreement will be fair valued periodically with updated assumptions and any change in the fair value of the obligation will be included in the consolidated statements of comprehensive income (loss). At June 30, 2013 and December 31, 2012, there were outstanding liabilities of $9.0 million and $9.8 million, respectively, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets.

Contingent Payments
In connection with KSC’s acquisition of the land upon which KSC’s casino was developed, KSC agreed to pay a former casino project developer and option holder 1% of KSC’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At each of June 30, 2013 and December 31, 2012, there was a current liability of $0.9 million related to this agreement which was recorded in accrued liabilities on the respective condensed consolidated balance sheets and long-term obligations of $3.5 million and $3.6 million, respectively, which were included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

The following table summarizes the fair value of the Company's Level 3 assets and liabilities for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013
	Assets		Liabilities
	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
(In thousands)
Balance at April 1, 2013	$18,223	$29,101	$(8,983)	$(4,522)
Deposits	—	1,874	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	28	(5,861)	—	(193)
Included in other comprehensive income (loss)	(179)	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	—	—	245
Ending balance at June 30, 2013	$17,742	$25,114	$(8,983)	$(4,470)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$28	$—	$—	$—
Included in interest expense	—	—	—	(193)
Included in non-operating income	—	—	—	—

	Six Months Ended June 30, 2013
	Assets		Liabilities
	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
(In thousands)
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(4,563)
Deposits	—	3,698	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	49	(6,883)	817	(387)
Included in other comprehensive income (loss)	116	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	(165)	—	480
Ending balance at June 30, 2013	$17,742	$25,114	$(8,983)	$(4,470)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$49	$—	$—	$—
Included in interest expense	—	—	—	(387)
Included in non-operating income	—	—	817	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.3%
CRDA deposits	Valuation Allowance	Reserves	33.3%
Merger earnout	Option Model	Risk-free interest rate	0.4%
		Risk-adjusted discount rate	14.5%
		EBITDA volatility	21.3%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our note receivable, obligation under minimum assessment agreements and other financial instruments at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Assets
Note receivable	$2,506	$2,506	$2,506	Level 3

Liabilities
Obligation under assessment arrangements	$38,198	$29,063	$29,102	Level 3
Other financial instruments	500	329	329	Level 3

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Assets
Note receivable	$2,470	$2,470	$2,470	Level 3

Liabilities
Obligation under assessment arrangements	$38,787	$29,335	$29,113	Level 3
Other financial instruments	500	413	413	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

The following tables provide the fair value measurement information about our long-term debt at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,408,000	$1,401,385	$1,408,809	Level 2
9.125% Senior Notes due 2018	500,000	493,299	520,000	Level 1
9.00% Senior Notes due 2020	350,000	350,000	355,250	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	237,139	Level 1
Other	147,800	122,287	122,287	Level 3
	2,646,550	2,607,721	2,643,485

Peninsula Gaming Debt:
Bank credit facility	832,775	832,775	846,155	Level 2
8.375% senior notes due 2018	350,000	350,000	364,000	Level 1
Other	17	17	17	Level 3
	1,182,792	1,182,792	1,210,172
Total Boyd debt	3,829,342	3,790,513	3,853,657

Borgata Debt:
Borgata bank credit facility	4,400	4,400	4,400	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	390,893	411,930	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	384,434	410,224	Level 1
Total Borgata debt	795,900	779,727	826,554
Total debt	$4,625,242	$4,570,240	$4,680,211

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
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

The estimated fair value of the Credit Facility and the Peninsula Credit Facility are based on a relative value analysis performed on or about June 30, 2013 and December 31, 2012. The estimated fair value of Borgata's bank credit facility at June 30, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of June 30, 2013 and December 31, 2012, respectively. Debt included in the “Other” category has an escalating interest rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on the short-term nature of the note (maturing is less than five years) after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2013 or 2012.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At December 31, 2012, the carrying value of LVE's long-term debt approximated its fair value due to the prevailing interest rates on the debt, which are comparable to market.

NOTE 14.    SEGMENT INFORMATION

We have aggregated certain of our properties in order to present five Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Atlantic City. The table below lists the classification of each of our properties.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
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

Results of Operations
We determine each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South, and Peninsula segments, and also includes our share of Borgata's operating income before net amortization, preopening and other items.

Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company.

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Other operating costs and expenses include deferred rent, and share-based compensation expense charged to our Reportable Segments.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Net Revenues
Las Vegas Locals	$149,690	$148,987	$302,517	$303,776
Downtown Las Vegas	56,128	55,939	110,211	112,947
Midwest and South	224,273	233,728	453,390	477,450
Peninsula	135,780	—	269,693	—
Atlantic City	172,877	175,416	338,521	351,566
Reportable Segment Net Revenues	$738,748	$614,070	$1,474,332	$1,245,739

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$38,723	$34,535	$77,928	$73,021
Downtown Las Vegas	9,297	8,109	16,408	16,541
Midwest and South	48,625	51,003	98,307	109,133
Peninsula	48,323	—	99,035	—
Atlantic City	27,847	30,735	56,252	69,616
Reportable Segment Adjusted EBITDA	172,815	124,382	347,930	268,311

Other operating costs and expenses
Corporate expense	12,628	10,547	24,266	20,674
Deferred rent	958	996	1,915	1,992
Depreciation and amortization	70,318	50,661	140,356	100,635
Preopening expense	789	2,210	3,154	3,870
Share-based compensation expense	2,894	2,837	6,985	5,953
Impairment of assets	5,032	—	5,032	—
Asset transaction costs	614	6,242	3,627	6,272
Other operating charges, net	203	(8,408)	1,796	(8,162)
Total other operating costs and expenses	93,436	65,085	187,131	131,234
Operating income	$79,379	$59,297	$160,799	$137,077

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Total Assets
The Company's total assets by Reportable Segment consisted of the following amounts at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
(In thousands)
Assets
Las Vegas Locals	$1,210,076	$1,215,494
Downtown Las Vegas	129,433	133,689
Midwest and South	1,340,063	1,367,063
Peninsula	1,570,569	1,604,778
Atlantic City	1,355,809	1,388,562
Total Reportable Segment assets	5,605,950	5,709,586
Corporate	243,127	395,436
Other	—	227,171
Total assets	$5,849,077	$6,332,193

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

The tables below present the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012 and the condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012 and the condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012. The Company has corrected certain prior year amounts in the current year presentation to reflect certain intercompany activities between the parent and the sub-groups that had previously been excluded from the presentation, and to properly record the impact of certain reclassification entries within the correct sub-group.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Assets
Cash and cash equivalents	$—	$115,809	$32,875	$33,928	$—	$182,612
Other current assets	92,989	(13,303)	35,186	45,784	(197)	160,459
Property and equipment, net	66,256	1,846,306	454,636	1,182,980	—	3,550,178
Investments in subsidiaries	3,147,384	265,412	8,778	(215)	(3,421,359)	—
Intercompany receivable	—	528,263	49,098	—	(577,361)	—
Other assets, net	37,071	12,820	82,141	33,373	—	165,405
Intangible assets, net	—	467,194	567,503	60,797	—	1,095,494
Goodwill, net	—	212,795	482,134	—	—	694,929
Total assets	$3,343,700	$3,435,296	$1,712,351	$1,356,647	$(3,998,917)	$5,849,077

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500	$—	$8,259	$—	$—	$50,759
Other current liabilities	62,655	228,981	80,337	109,066	(767)	480,272
Intercompany payable	455,549	—	121,268	229	(577,046)	—
Long-term debt, net of current maturities	2,442,934	—	1,296,819	779,728	—	4,519,481
Other long-term liabilities	12,033	185,872	42,469	30,407	1,726	272,507

Common stock	888	31,124	—	—	(31,124)	888
Additional paid-in capital	675,454	2,736,895	244,003	480,833	(3,461,731)	675,454
Retained earnings (deficit)	(347,467)	252,424	(79,958)	(43,616)	(128,850)	(347,467)
Accumulated other comprehensive loss	(846)	—	(846)	—	846	(846)
Total Boyd Gaming Corporation stockholders' equity	328,029	3,020,443	163,199	437,217	(3,620,859)	328,029
Noncontrolling interest	—	—	—	—	198,029	198,029
Total stockholders' equity	328,029	3,020,443	163,199	437,217	(3,422,830)	526,058
Total liabilities and stockholders' equity	$3,343,700	$3,435,296	$1,712,351	$1,356,647	$(3,998,917)	$5,849,077

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Assets
Cash and cash equivalents	$2,520	$118,714	$36,619	$34,692	$—	$192,545
Other current assets	87,493	(4,371)	32,460	50,751	(3,970)	162,363
Current assets from discontinued operation	—	—	685	—	—	685
Property and equipment, net	67,500	1,691,120	462,986	1,365,708	—	3,587,314
Assets held for development	775	330,995	—	—	—	331,770
Investments in subsidiaries	3,089,125	267,777	4,103	—	(3,361,005)	—
Intercompany receivable	(134,385)	264,686	10	(224)	(130,087)	—
Other assets, net	45,880	12,791	81,846	64,748	—	205,265
Intangible assets, net	—	468,229	589,845	61,564	—	1,119,638
Goodwill, net	—	212,795	482,134	—	—	694,929
Noncurrent assets from discontinued operation	—	—	37,684	—	—	37,684
Total assets	$3,158,908	$3,362,736	$1,728,372	$1,577,239	$(3,495,062)	$6,332,193

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500	$10,341	$8,729	$—	$—	$61,570
Non-recourse debt	—	—	—	225,113	—	225,113
Other current liabilities	66,121	208,399	79,928	109,442	(873)	463,017
Current liabilities from discontinued operation	—	—	70,864	—	(70,000)	864
Intercompany payable	—	—	58,198	—	(58,198)	—
Long-term debt, net of current maturities	2,723,234	—	1,311,295	793,324	—	4,827,853
Other long-term liabilities	23,262	185,717	41,289	36,350	31	286,649

Preferred stock	—	—	—	—		—
Common stock	869	31,128	—	—	(31,128)	869
Additional paid-in capital	655,694	2,756,184	250,504	480,833	(3,487,521)	655,694
Retained earnings (deficit)	(351,810)	170,967	(91,473)	(67,823)	(11,671)	(351,810)
Accumulated other comprehensive loss	(962)	—	(962)	—	962	(962)
Total Boyd Gaming Corporation stockholders' equity	303,791	2,958,279	158,069	413,010	(3,529,358)	303,791
Noncontrolling interest	—	—	—	—	163,336	163,336
Total stockholders' equity	303,791	2,958,279	158,069	413,010	(3,366,022)	467,127
Total liabilities and stockholders' equity	$3,158,908	$3,362,736	$1,728,372	$1,577,239	$(3,495,062)	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$36,939	$417,767	$153,699	$172,877	$(42,534)	$738,748

Costs and expenses
Operating	462	225,454	82,326	90,955	—	399,197
Selling, general and administrative	11,671	59,469	16,269	39,622	(31)	127,000
Maintenance and utilities	—	22,991	3,598	14,453	—	41,042
Depreciation and amortization	1,684	30,287	22,844	15,503	—	70,318
Corporate expense	14,154	(22)	1,016	—	—	15,148
Preopening expense	70	103	623	54	(61)	789
Impairments of assets	—	12,734	—	5,032	(12,734)	5,032
Asset transactions costs	165	325	52	72	—	614
Other operating charges and credits, net	(1)	94	136	—	—	229
Intercompany expenses	286	31,495	10,659	—	(42,440)	—
Total costs and expenses	28,491	382,930	137,523	165,691	(55,266)	659,369

Equity in earnings of subsidiaries	45,298	22,095	—	—	(67,393)	—
Operating income (loss)	53,746	56,932	16,176	7,186	(54,661)	79,379

Other expense (income)
Interest expense, net	40,294	2,520	23,899	20,843	—	87,556
Other, net	396	—	2,023	—	—	2,419
Total other expense, net	40,690	2,520	25,922	20,843	—	89,975

Income (loss) from continuing operations before income taxes	13,056	54,412	(9,746)	(13,657)	(54,661)	(10,596)
Income taxes benefit (expense)	(1,429)	(1,255)	5,865	921	—	4,102
Income (loss) from continuing operations, net of tax	11,627	53,157	(3,881)	(12,736)	(54,661)	(6,494)
Income (loss) from discontinued operations, net of tax	—	—	24,487	—	(12,734)	11,753
Net income (loss)	11,627	53,157	20,606	(12,736)	(67,395)	5,259
Net loss attributable to noncontrolling interest	—	—	—	—	6,368	6,368
Net income (loss) attributable to controlling interest	$11,627	$53,157	$20,606	$(12,736)	$(61,027)	$11,627
Comprehensive income (loss)	$11,448	$53,157	$20,427	$(12,736)	$(67,216)	$5,080

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$30,668	$426,160	$13,052	$178,139	$(33,949)	$614,070

Costs and expenses
Operating	455	233,074	13,234	95,268	—	342,031
Selling, general and administrative	11,340	61,181	2,154	34,996	—	109,671
Maintenance and utilities	—	24,590	373	14,424	—	39,387
Depreciation and amortization	2,097	31,900	650	16,014	—	50,661
Corporate expense	12,838	(61)	232	—	—	13,009
Preopening expense	521	3,925	380	108	(2,724)	2,210
Asset transactions costs	6,242	—	—	—	—	6,242
Other operating charges and credits, net	—	(6,280)	—	(2,158)	—	(8,438)
Intercompany expenses	333	30,397	495	—	(31,225)	—
Total costs and expenses	33,826	378,726	17,518	158,652	(33,949)	554,773

Equity in earnings of subsidiaries	25,196	(4,564)	—	—	(20,632)	—
Operating income (loss)	22,038	42,870	(4,466)	19,487	(20,632)	59,297

Other expense (income)
Interest expense, net	37,920	3,572	(409)	23,297	—	64,380
Total other expense, net	37,920	3,572	(409)	23,297	—	64,380

Income (loss) from continuing operations before income taxes	(15,882)	39,298	(4,057)	(3,810)	(20,632)	(5,083)
Income taxes benefit (expense)	16,859	(13,226)	1,042	405	—	5,080
Income (loss) from continuing operations, net of tax	977	26,072	(3,015)	(3,405)	(20,632)	(3)
Income (loss) from discontinued operations, net of tax	—	—	(688)	—	—	(688)
Net income (loss)	977	26,072	(3,703)	(3,405)	(20,632)	(691)
Net loss attributable to noncontrolling interest	—	—	—	—	1,668	1,668
Net income (loss) attributable to controlling interest	$977	$26,072	$(3,703)	$(3,405)	$(18,964)	$977
Comprehensive income (loss)	$977	$26,072	$(3,703)	$(3,378)	$(20,632)	$(664)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$74,114	$842,431	$304,650	$340,454	$(87,317)	$1,474,332

Costs and expenses
Operating	924	457,222	160,537	179,103	—	797,786
Selling, general and administrative	23,485	120,556	32,621	74,397	(31)	251,028
Maintenance and utilities	—	44,448	7,033	28,770	—	80,251
Depreciation and amortization	3,398	60,711	45,136	31,111	—	140,356
Corporate expense	28,040	94	2,370	—	—	30,504
Preopening expense	1,100	2,892	1,037	58	(1,933)	3,154
Impairments of assets	—	12,734	—	5,032	(12,734)	5,032
Asset transactions costs	2,735	325	161	406	—	3,627
Other operating charges and credits, net	278	1,353	164	—	—	1,795
Intercompany expenses	611	63,247	21,495	—	(85,353)	—
Total costs and expenses	60,571	763,582	270,554	318,877	(100,051)	1,313,533

Equity in earnings of subsidiaries	73,110	17,670	—	—	(90,780)	—
Operating income (loss)	86,653	96,519	34,096	21,577	(78,046)	160,799

Other expense (income)
Interest expense, net	84,068	5,362	49,158	43,994	—	182,582
Other, net	396	—	1,505	—	—	1,901
Total other expense, net	84,464	5,362	50,663	43,994	—	184,483

Income (loss) from continuing operations before income taxes	2,189	91,157	(16,567)	(22,417)	(78,046)	(23,684)
Income taxes benefit (expense)	2,154	(2,924)	5,863	1,433	—	6,526
Income (loss) from continuing operations, net of tax	4,343	88,233	(10,704)	(20,984)	(78,046)	(17,158)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	4,343	88,233	12,820	(20,984)	(90,780)	(6,368)
Net loss attributable to noncontrolling interest	—	—	—	—	10,711	10,711
Net income (loss) attributable to controlling interest	$4,343	$88,233	$12,820	$(20,984)	$(80,069)	$4,343
Comprehensive income (loss)	$4,459	$88,233	$12,936	$(20,984)	$(90,896)	$(6,252)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2012
			Non-		Non-
			Guarantor		Guarantor
			Subsidiaries		Subsidiaries
		Guarantor	(100%		(Not 100%
	Parent	Subsidiaries	Owned)		Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$63,677	$868,524	$26,749		$357,014	$(70,225)	$1,245,739

Costs and expenses
Operating	911	470,061	27,251		185,690	—	683,913
Selling, general and administrative	22,679	123,902	4,198		67,539	—	218,318
Maintenance and utilities	—	48,538	726		28,731	—	77,995
Depreciation and amortization	4,227	63,962	1,302		31,144	—	100,635
Corporate expense	25,395	(57)	542		—	—	25,880
Preopening expense	905	7,824	349		240	(5,448)	3,870
Asset transactions costs	6,272	—	—	—	—	—	6,272
Other operating charges and credits, net	—	(6,033)	—		(2,188)	—	(8,221)
Intercompany expenses	665	63,122	990		—	(64,777)	—
Total costs and expenses	61,054	771,319	35,358		311,156	(70,225)	1,108,662

Equity in earnings of subsidiaries	51,175	(3,520)	—		—	(47,655)	—
Operating income (loss)	53,798	93,685	(8,609)		45,858	(47,655)	137,077

Other expense (income)
Interest expense, net	74,088	7,353	(409)		47,172	—	128,204
Total other expense, net	74,088	7,353	(409)		47,172	—	128,204

Income (loss) from continuing operations before income taxes	(20,290)	86,332	(8,200)		(1,314)	(47,655)	8,873
Income taxes benefit (expense)	27,119	(30,628)	2,059		(173)	—	(1,623)
Income (loss) from continuing operations, net of tax	6,829	55,704	(6,141)		(1,487)	(47,655)	7,250
Income (loss) from discontinued operations, net of tax	—	—	(1,466)		—	—	(1,466)
Net income (loss)	6,829	55,704	(7,607)		(1,487)	(47,655)	5,784
Net loss attributable to noncontrolling interest	—	—	—		—	1,045	1,045
Net income (loss) attributable to controlling interest	$6,829	$55,704	$(7,607)		$(1,487)	$(46,610)	$6,829
Comprehensive income (loss)	$6,829	$55,704	$(7,607)		$980	$(47,655)	$8,251

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Cash flows from operating activities
Net cash from operating activities	$127,577	$17,247	$(191)	$25,488	$(4,351)	$165,770

Cash flows from investing activities
Capital expenditures	(10,883)	(20,152)	(16,793)	(10,628)	—	(58,456)
Proceeds from sale of Echelon	343,750	—	—	—	—	343,750
Cash paid for exercise of LVE option	(187,000)	—	—	—	—	(187,000)
Investment in subsidiaries	(4,351)	—	—	—	4,351	—
Other investing activities	—	—	238	(24)	—	214
Net cash from investing activities	141,516	(20,152)	(16,555)	(10,652)	4,351	98,508

Cash flows from financing activities
Borrowings under bank credit facility	490,400	—	161,100	200,000	—	851,500
Payments under bank credit facility	(557,250)	—	(182,725)	(215,600)	—	(955,575)
Debt financing costs, net	(1,045)	—	(10,288)	—	—	(11,333)
Payments on notes payable	(10,341)	—	(475)	—	—	(10,816)
Payments on early retirement of debt	(215,668)	—	—	—	—	(215,668)
Distribution to parent	9,500	—	(9,500)	—	—	—
Proceeds from stock options exercised	13,145	—	—	—	—	13,145
Restricted stock units released, net	(350)	—	—	—	—	(350)
Other financing activities	(4)	—	—	—	—	(4)
Net cash from financing activities	(271,613)	—	(41,888)	(15,600)	—	(329,101)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash flows from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(2,905)	(4,027)	(764)	—	(10,216)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$115,809	$32,875	$33,928	$—	$182,612

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Cash flows from operating activities
Net cash from operating activities	$(134,825)	$6,756	$207,405	$30,462	$—	$109,798

Cash flows from investing activities
Capital expenditures	(21,160)	(18,312)	(254)	(30,337)	—	(70,063)
Investment in subsidiaries	(1)	—	—	1	—	—
Other investing activities	—	126	5	2,203	—	2,334
Net cash from investing activities	(21,161)	(18,186)	(249)	(28,133)	—	(67,729)

Cash flows from financing activities
Borrowings under bank credit facility	488,500	—	—	354,500	—	843,000
Payments under bank credit facility	(672,450)	—	—	(370,500)	—	(1,042,950)
Debt financing costs, net	(10,246)	—	—	—	—	(10,246)
Proceeds from issuance of debt	350,000	—	—	1,935	—	351,935
Other financing activities	117	(360)	—	(501)	—	(744)
Net cash from financing activities	155,921	(360)	—	(14,566)	—	140,995

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(1,025)	—	—	(1,025)
Cash flows from investing activities	—	—	(340)	—	—	(340)
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(1,365)	—	—	(1,365)

Net change in cash and cash equivalents	(65)	(11,790)	205,791	(12,237)	—	181,699
Cash and cash equivalents, beginning of period	364	128,185	3,279	46,263	—	178,091
Change in cash classified as discontinued operations	—	—	(1,077)	—	—	$(1,077)
Cash and cash equivalents, end of period	$299	$116,395	$207,993	$34,026	$—	$358,713

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2013. During this period, the following subsequent events occurred:

On May 8, 2013, Borgata entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of available deposits. On July 17, 2013, the CRDA disbursed $45.1 million from Borgata's funds on deposit with the CRDA of which Borgata received a $22.5 million refund. The $22.5 million in proceeds from the CRDA agreement will be used to redeem a portion of Borgata's 9.5% Senior Secured Notes (the "2015 Notes"). On July 19, 2013, Borgata issued a conditional notice of its election to redeem $21.9 million of its outstanding 2015 Notes on August 18, 2013. On July 24, 2013, Borgata issued a second conditional notice of its election to redeem $17.9 million of its outstanding 2015 Notes on August 23, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

On July 24, 2013, MDFC entered into the New Borgata Credit Facility with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Prior Borgata Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, which provided for the Borgata bank credit facility. Proceeds from the New Borgata Credit Facility will be used to repay obligations outstanding under the Prior Borgata Credit Agreement and is expected to be used to redeem up to 10% of the Company's 2015 Notes. As a result of the New Borgata Credit Facility, Borgata incurred $2.1 million of financing fees.

On August 1, 2013, we entered into an underwriting agreement with Deutsche Bank Securities and J.P. Morgan Securities LLC (the "Representatives") and the other underwriters of the party thereto (together with the Representatives, the "Underwriters"), pursuant to which we sold 18,975,000 shares of our common stock (the "Shares") to the Underwriters, which included the full exercise of the Underwriters' option to purchase additional shares of common stock. All of the Shares were sold by the Company on August 7, 2013. The net proceeds received by the Company after the underwriting discount, but before expenses, were $216.7 million.

On August 7, 2013, we issued a notice of election to redeem 7.125% Senior Subordinated Notes due February 2016, (the "7.125% Notes") in full on September 6, 2013. The 7.125% Notes will be redeemed at a redemption price of 101.188% of their principal amount plus accrued and unpaid interest to the redemption date. As of August 7, 2013, there was approximately $240.8 million in aggregate principal amount of the 7.125% Notes outstanding. We will fund the redemption of the 7.125% Notes using the net proceeds from the common stock offering discussed above and available capacity under our Credit Facility.

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

Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit, subject to certain gaming regulations and jurisdiction imposed restrictions, most of our customers wager with cash and pay for non-gaming services by cash or credit card.

Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide cash for future development, repay debt financing and associated interest costs, purchase our debt or equity securities, pay income taxes and pay dividends.

Our Key Performance Indicators
We use several key performance indicators to evaluate the operations of our properties. These key performance indicators include the following:

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

•
Food and beverage revenue indicators: average guest check means the average amount spent per customer visit and is an indicator of volume and product offerings; and number of guests served is an indicator of volume; and the cost per guest served is an indicator of operating margin.

•	Room revenue indicators: hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; and average daily rate ("ADR") which is a price indicator.

Our Strategy
Our overriding strategy is to increase shareholder value and grow our business by focusing on the following strategic initiatives:

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

Our Focus
Our focus has been, and will continue to remain on: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt and strengthening our operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying and acquiring those assets that are a good strategic fit and provide an appropriate return to our shareholders.

Overall Outlook
We believe that our key operating results for the three and six months ended June 30, 2013 demonstrate a slight recovery impacted by reduced discretionary spending, particularly among our casual players. Consumer confidence negatively influenced results, as consumers' decreased confidence led to reduced discretionary spending as a result of higher payroll taxes and uncertainties regarding future expectations that included potential higher unemployment and lower incomes. Over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has generally shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities. With consideration to the challenging macroeconomic environment, we continue to look for opportunities to strengthen our balance sheet and deleverage.

During the six months ended June 30, 2013, we entered into an agreement for the sale of certain assets and liabilities of our Dania Jai-Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida. On May 22, 2013, we completed the sale of Dania and received cash proceeds of $58.5 million and recognized a pre-tax gain from the sale of $18.9 million. In addition, on March

1, 2013, we entered into a definitive agreement to sell the Echelon site and related site improvements for $350.0 million in cash. The transaction was completed on March 4, 2013, and we realized approximately $157.0 million in net proceeds from the sale. In addition to the benefit of monetizing the Echelon assets, we will realize savings benefits of approximately $16 million to $17 million per year due to the elimination of annually recurring expenses related to contractual obligations and site preservation. The monetization of Echelon and Dania reflect our commitment to strengthen our balance sheet and improve our long-term financial position.

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
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty-program-based iPhone and Android application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPad or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program by providing real-time personalized information on hotel, dining and gaming offers when a customer visits a Boyd property, instant access to event information, schedules and special offers. and a search engine which allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools allow our customers to receive the greatest value from their "B Connected" membership, and ensure that our marketing is as effective as possible.

We continued to improve our "B Connected" loyalty program with the introduction of "B Connected Social" in the first quarter of 2012, which rewards users for using "B Connected Online", "B Connected Mobile", or sharing offers and events on social networks. "B Connected Social" is a dynamic network loyalty program that allows "B Connected" members to share offers with friends, connect to their favorite social networks, check in online via certain social networks, as well as, participate in a variety of online activities including interfacing with "B Connected Online" or "B Connected Mobile", participate in online contests, and register for alerts to deliver targeted information specific to the "B Connected" member.

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

Other Events
6.75% Senior Subordinated Notes Redemption
On April 6, 2013, we redeemed $150.0 million of our 6.75% Senior Subordinated Notes due 2014 (the "6.75% Notes"). On May 30, 2013, we redeemed $65.7 million, all of the remaining 6.75% Notes. Both redemptions were at a redemption price of 100% plus accrued and unpaid interest to the redemption date.

RESULTS OF OPERATIONS

The results for the three and six months ended June 30, 2013 reflect the results of Peninsula Gaming, which we acquired (the "Peninsula Acquisition") on November 20, 2012.

Overview of Key Operating Results
Three and Six Months Ended June 30, 2013 and 2012
The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Net revenues	$738,748	$614,070	$1,474,332	$1,245,739
Operating income	79,379	59,297	160,799	137,077
Income (loss) from continuing operations, net of tax	(6,494)	(3)	(17,158)	7,250
Income (loss) from discontinued operation, net of tax	11,753	(688)	10,790	(1,466)
Net income attributable to Boyd Gaming Corporation	11,627	977	4,343	6,829

Net Revenues
Net revenues were $738.7 million for the three months ended June 30, 2013, compared to $614.1 million for the comparable period in the prior year. The $124.6 million increase in net revenues was primarily due to $135.8 million of net revenues attributable to the Peninsula Acquisition, offset by decreases in our Midwest and South and Atlantic City segments. The Midwest and South and Atlantic City segments experienced a 4.0% and 1.4% decrease in net revenues, respectively, due to competitive pressures. In particular, the Atlantic City market continues to be very competitive resulting from an increased promotional environment as operators increased marketing efforts. However, despite the decrease in net revenues at Borgata, Borgata remains the leader in table game drop and slot handle in Atlantic City.

Net revenues were $1.5 billion for the six months ended June 30, 2013, compared to $1.2 billion for the comparable period in the prior year. Overall, with the exception of the Peninsula Acquisition, we saw decreases in net revenues at all of our reportable segments led by a 5.0% decrease in our Midwest and South segment. Borgata net revenues decreased $13.0 million due to increased local and regional competition. Despite the decrease in net revenues at Borgata, Borgata remains the leader in table game drop and slot handle in Atlantic City. The Peninsula Acquisition accounted for $269.7 million in incremental net revenues for the six months ended June 30, 2013.

Operating Income
Operating income increased by $20.1 million, or 33.9%, to $79.4 million, during the three months ended June 30, 2013, compared to the corresponding period of the prior year, due to the Peninsula Acquisition, partially offset by the effect of a decrease in net revenues in our Midwest and South segment.

Operating income increased by $23.7 million, or 17.3%, to $160.8 million, during the six months ended June 30, 2013, compared to the corresponding period of the prior year, due to the Peninsula Acquisition, partially offset by the effect of a decrease in net revenues in our Midwest and South segment.

Income (Loss) from Continuing Operations, Net of Tax
Loss from continuing operations, net of tax was $6.5 million, during the three months ended June 30, 2013. Loss from continuing operations, net of tax was $17.2 million during the six months ended June 30, 2013. The loss from operations during the three and six months ended June 2013, compared to the corresponding periods of the prior year, is due to an increase in selling, general and administrative expense, interest expense and depreciation and amortization, that was not offset by the increase in net revenues.

Income (Loss) from Discontinued Operation, Net of Tax
Income (loss) from discontinued operation, net of tax, reflects the operating results of Dania, which was sold during the second quarter of 2013. Results of the three and six months ended June 30, 2013, included an after-tax gain of $12.2 million that was realized upon the completion of the sale.

Net income attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming was $11.6 million for the three months ended June 30, 2013, compared to net income attributable to Boyd Gaming of $1.0 million for the corresponding period of the prior year. The increase in net income attributable to Boyd Gaming for the three months ended June 30, 2013 compared to the prior year was due to an after-tax gain of $12.2 million that was realized upon the completion of the Dania sale.

Net income attributable to Boyd Gaming was $4.3 million for the six months ended June 30, 2013, compared to net income of $6.8 million in the prior year. The decrease in net income attributable to Boyd Gaming was due to the factors stated above and a change in other operating charges from $1.8 million during the six months ended June 30, 2013, compared to gains from insurance proceeds of $6.1 million for the corresponding period of the prior year.

Operating Revenues
Three and Six Months Ended June 30, 2013 and 2012
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 74% and 71% of gross revenues for the three months ended June 30, 2013 and 2012, respectively, and 74% and 72% of gross revenues for the six months ended June 30, 2013 and 2012, respectively. Food and beverage gross revenues, which produced approximately 13% and 15% of gross revenues for the three months ended June 30, 2013 and 2012, respectively, and 13% and 14% of gross revenues for the six months ended June 30, 2013 and 2012, respectively, represent the next most significant revenue source, followed by room and other, each of which separately contributed less than 10% of gross revenues during these respective periods.

The following table presents our gross revenues and expenses for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
GROSS REVENUES
Gaming	$627,926	$514,018	$1,260,485	$1,048,554
Food and beverage	112,804	105,187	224,578	211,218
Room	67,154	69,628	131,009	135,625
Other	41,898	35,784	81,209	71,505
Total Gross Revenues	$849,782	$724,617	$1,697,281	$1,466,902

COSTS AND EXPENSES
Gaming	$287,801	$239,170	$585,063	$486,942
Food and beverage	64,242	60,250	124,295	114,209
Room	15,955	15,931	29,055	30,066
Other	31,199	26,680	59,373	52,696
Total Costs and Expenses	$399,197	$342,031	$797,786	$683,913

MARGINS
Gaming	54.2%	53.5%	53.6%	53.6%
Food and beverage	43.0%	42.7%	44.7%	45.9%
Room	76.2%	77.1%	77.8%	77.8%
Other	25.5%	25.4%	26.9%	26.3%

Three Months Ended June 30, 2013 and 2012
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $113.9 million, or 22.2%, increase in gaming revenues during the three months ended June 30, 2013 as compared to the corresponding period of the prior year, was due primarily to $126.6 million of incremental gaming revenues from the Peninsula Acquisition, offset by a $13.5 million combined decrease in gaming revenues among our Midwest and South and Atlantic City markets. Consolidated same segment table game drop, excluding Peninsula, decreased 1.8%, and table game win decreased 1.0%, each during the three months ended June 30, 2013, compared to the same period in the prior year. Consolidated same segment slot drop and slot win decreased 3.0% and 2.5%, respectively, during the three months ended June 30, 2013 compared to the same period in the prior year. Gaming expense increased during the three months ended June 30, 2013 primarily due to the addition of the Peninsula segment, offset by decreases in variable expenses associated with reduced gaming volume among our same segments compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues increased $7.6 million, or 7.2%, during the three months ended June 30, 2013, as compared to the corresponding period of the prior year, and included $10.1 million earned by the Peninsula segment during the three months ended June 30, 2013. The incremental food and beverage revenues earned by the Peninsula segment during the three months ended June 30, 2013 were offset by a 4.0% decrease in the number of guests served among our same store segments during the comparable period in the prior year. The $4.0 million increase in food and beverage costs was due to $6.8 million incremental costs associated with the Peninsula segment, that were offset by decreases in variable expenses due to the 4.0% decrease in number of guests served.

Room
Room revenues decreased by $2.5 million, or 3.6%, during the three months ended June 30, 2013, due to a 1.5% decrease in the ADR coupled with a 1.0% decrease in the hotel occupancy rate, compared to the corresponding period of the prior year. Room expenses remained relatively flat during the three months ended June 30, 2013, compared to the same period in the prior year.

Other
Other revenues increased $6.1 million and other expenses increased $4.5 million during the three months ended June 30, 2013, as compared to the corresponding period of the prior year, primarily due to the incremental revenues and expenses associated with the Peninsula Acquisition. Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Six Months Ended June 30, 2013 and 2012
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $211.9 million, or 20.2%, increase in gaming revenues during the six months ended June 30, 2013 as compared to the corresponding period of the prior year, was due primarily to $252.5 million of incremental gaming revenues from the Peninsula Acquisition, partially offset by a $40.6 million combined decrease in gaming revenues among our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Atlantic City markets. The decrease in our same segment comparison, excluding Peninsula, was primarily due to a decrease of $24.0 million and $12.9 million in gross gaming revenues in our Midwest and South and Borgata segments, respectively. Consolidated same segment table game drop and table game win, excluding Peninsula, decreased 4.1% and 4.4%, respectively, during the six months ended June 30, 2013, compared to the same period in the prior year. Consolidated same segment slot drop and slot win decreased 3.7% and 3.3%, respectively, during the six months ended June 30, 2013 compared to the same period in the prior year. Gaming expense increased during the six months ended June 30, 2013 primarily due to the addition of the Peninsula segment, offset by decreases in variable expenses associated with reduced gaming volume among our same segment comparison compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues increased $13.4 million, or 6.3%, during the six months ended June 30, 2013, as compared to the corresponding period of the prior year, and included $19.8 million earned by the Peninsula segment during the six months ended June 30, 2013. The incremental food and beverage revenues earned by the Peninsula segment during the six months ended June 30, 2013 were offset by a 4.2% decrease in the number of guests served among our other segments during the comparable period in the prior year. The $10.1 million increase in food and beverage costs was due to $13.5 million incremental costs associated with the Peninsula segment, offset by the variable expenses due to the 4.2% decrease in number of guests served.

Room
Room revenues decreased by $4.6 million, or 3.4%, during the six months ended June 30, 2013, primarily due to 2.6% decrease in the ADR compared to the corresponding period of the prior year. Room expenses decreased $1.0 million during the six months ended June 30, 2013, compared to the same period in the prior year, due to the slight decrease in hotel occupancy rate and 4.4% decrease in the cost per room as a result of our cost containment measures.

Other
Other revenues increased $9.7 million and other expenses increased $6.7 million during the six months ended June 30, 2013, as compared to the corresponding period of the prior year, primarily due to the incremental revenues and expenses associated with the Peninsula Acquisition that occurred on November 20, 2012. Other revenues relate to patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South, Peninsula and Atlantic City segments before net amortization, preopening and other items.

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Net revenues
Las Vegas Locals	$149,690	$148,987	$302,517	$303,776
Downtown Las Vegas	56,128	55,939	110,211	112,947
Midwest and South	224,273	233,728	453,390	477,450
Peninsula	135,780	—	269,693	—
Atlantic City	172,877	175,416	338,521	351,566
Net revenues	$738,748	$614,070	$1,474,332	$1,245,739

Adjusted EBITDA
Las Vegas Locals	$38,723	$34,535	$77,928	$73,021
Downtown Las Vegas	9,297	8,109	16,408	16,541
Midwest and South	48,625	51,003	98,307	109,133
Peninsula	48,323	—	99,035	—
Wholly owned Adjusted Property EBITDA	144,968	93,647	291,678	198,695
Corporate expense	(12,628)	(10,547)	(24,266)	(20,674)
Wholly owned Adjusted EBITDA	132,340	83,100	267,412	178,021
Atlantic City	27,847	30,735	56,252	69,616
Adjusted EBITDA	$160,187	$113,835	$323,664	$247,637

Significant factors that affected our Reportable Segment Net Revenues for the three and six months ended June 30, 2013, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals
We have seen signs of recovery in the local housing market, however, we believe our casual players continue to remain cautious based on unemployment concerns and the impact of higher payroll taxes. We will continue to focus our marketing efforts on our casual players along with our cost containment measures.

Three Months Ended June 30, 2013 and 2012
Net revenues were relatively flat during the three months ended June 30, 2013, as compared to the corresponding period of the prior year. We experienced a 3.2% increase in table game drop and a 3.0% increase in table game win. Additionally, we experienced a 1.9% decrease in slot drop that was offset by a 1.4% increase in slot win. Overall revenues were essentially flat as nominal increases in gaming and room revenues were partially offset by food and beverage revenues. Room revenues increased 1.8% due to a less than 1.0% increase in both the hotel occupancy rate and ADR. The nominal increase in net revenues reflects a slower recovery in the Las Vegas Locals market as compared to the national economy.

Six Months Ended June 30, 2013 and 2012
Net revenues decreased by $1.3 million during the six months ended June 30, 2013, as compared to the corresponding period of the prior year, primarily due to a 1.2% decrease in gaming revenue. Both table game drop and slot drop decreased 1.8% and 3.4%, respectively, for the six months ended June 30, 2013, as compared to the corresponding period of the prior year. Room revenues increased $0.4 million due to a 2.1% increase in the occupancy rate. The decrease in net revenues for the six months ended June 30, 2013, compared to the same period in the prior year, reflects a slower recovery in the Las Vegas Locals market as compared to the national economy.

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

Three Months Ended June 30, 2013 and 2012
Net revenues increased $0.2 million during the three months ended June 30, 2013, as compared to the corresponding period of the prior year. Gaming revenues were positively impacted by a 3.1% and less than 1% increase in table game drop and slot drop, respectively. Hotel occupancy rates increased 2.3%, while the ADR decreased slightly less than 1.0%. Food and beverage revenues remained relatively flat despite a 2.6% increase in the average check, as this was offset by less than 1.0% decrease in the number of guests served. During the three months ended June 30, 2013, our Hawaiian market represented approximately 53% of our occupied rooms in this segment compared to 56% in the corresponding period of the prior year.

Six Months Ended June 30, 2013 and 2012
Net revenues decreased $2.7 million during the six months ended June 30, 2013, as compared to the corresponding period of the prior year, due primarily to a 1.2% decrease in gaming revenue. The decrease in gaming revenue was primarily driven by a decrease in slot drop of slightly less than 1.0%. Hotel room revenues remained relatively flat as the 1.3% increase in the occupancy rate was offset by a 1.3% decease in the ADR. Food and beverage revenues remained relatively flat despite a 3.5% increase in the average check, as this was offset by 2.9% decrease in the number of guests served. During the six months ended June 30, 2013, our Hawaiian market represented approximately 54% of our occupied rooms in this segment compared to 58% in the corresponding period of the prior year.

Midwest and South
Our Midwest and South segment experienced a difficult quarter after historically showing more resiliency to the economic weakness which negatively affected other regions of our business. Regional results were impacted by several winter storms that reduced discretionary travel.

Three Months Ended June 30, 2013 and 2012
Net revenues decreased $9.5 million, or 4.0%, during the three months ended June 30, 2013, as compared to the corresponding period of the prior year. Gaming revenues were down $10.4 million as slot drop decreased 5.7% and slot win decreased 5.2%, which was coupled with a 0.3% decrease in table game drop and a 3.6% decrease in table game win. Additionally, the hotel occupancy rate decreased 4.4%, while the ADR remained unchanged. Food covers decreased 8.9%, which was not offset by a 3.6% increase in the average guest check.

Six Months Ended June 30, 2013 and 2012
Net revenues decreased $24.1 million, or 5.0%, during the six months ended June 30, 2013, as compared to the corresponding period of the prior year. Gaming revenue decreased $23.9 million, as slot drop decreased 5.6% and slot win decreased 5.4%, which was coupled with a 1.8% decrease in table game drop and a 5.0% decrease in table game win. Additionally, the hotel occupancy rate decreased 4.7%, while the ADR decreased 3.5%. Food covers decreased 9.6%, which was not offset by a 3.1% increase in the average guest check.

Peninsula
Our Peninsula segment benefited from the opening of the Kansas Star's permanent facility during December 2012. Overall, results for the six months ended June 30, 2013 were impacted by several major snow storms which reduced leisure travel. Net revenues were $135.8 million and $269.7 million for the three and six months ended June 30, 2013, respectively. We remain optimistic about the continued development of the Kansas Star property, which includes the arena conversion, which was completed in the second quarter of 2013, and the construction of an equine center. The entire construction project must be completed no later than January 14, 2015.

Atlantic City
The Atlantic City market continues to be challenging due to increased local and regional competition. During 2012, a property in the Marina District was remodeled and rebranded and a new casino resort opened on the boardwalk in Atlantic City. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata, which is reflected in the results during the three and six months ended June 30, 2012, as the opening date of the new property occurred during the three months ended June 30, 2012. Regardless, Borgata continues to be the leader in table games drop and slot handle, reflecting the quality of its amenities, as well as the hospitality and service provided to its customers.

Three Months Ended June 30, 2013 and 2012
Borgata's net revenues decreased by $2.5 million, or 1.4%, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Gaming revenues decreased $3.1 million, as table game drop decreased 4.9% and table game hold decreased 0.6%, compared to the same period in the prior year. Slot drop decreased 1.1%, and slot win decreased 2.6% compared to the same period in the prior year. Despite these decreases, Borgata retains the position as the premiere destination in the Atlantic City market. Borgata continues to be the leader in table games and slot market share and achieved 25.2% of the table game drop market share and 21.2% of the slot handle market share for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 and 2012
Borgata's net revenues decreased by $13.0 million, or 3.7%, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Gaming revenues decreased $12.9 million, as table game drop decreased 6.6% and table game hold decreased 7.0%, compared to the same period in the prior year. During the six months ended June 30, 2013, slot drop decreased 1.4%, and slot win decreased 3.0% compared to the same period in the prior year. Borgata retains its position as the premiere destination in the Atlantic City market and continues to be the leader in table games and slot market share and achieved 25.7% of the table game drop market share and 22.0% of the slot handle market share for the six months ended June 30, 2013.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Selling, general and administrative	$127,000	$109,671	$251,028	$218,318
Maintenance and utilities	41,042	39,387	80,251	77,995
Depreciation and amortization	70,318	50,661	140,356	100,635
Corporate expense	15,148	13,009	30,504	25,880
Preopening expense	789	2,210	3,154	3,870
Impairments of assets	5,032	—	5,032	—
Asset transactions costs	614	6,242	3,627	6,272
Other operating items, net	229	(8,438)	1,795	(8,221)

Three Months Ended June 30, 2013 and 2012
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.9% and 15.1%, during the three months ended June 30, 2013 and 2012, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts. Selling, general and administrative expenses as a percentage of gross revenues remained relatively unchanged as the incremental increase in gross revenues and selling, general and administrative expenses from the Peninsula Acquisition offset each other.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.8% and 5.4% during the three months ended June 30, 2013 and 2012, respectively. Although maintenance and utilities expense increased slightly compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, was 8.3% and 7.0% during the three months ended June 30, 2013 and 2012, respectively. The increase in depreciation compared to the same period in the prior year is due to the Peninsula Acquisition, and the completion of various projects, including the Borgata room remodel completed during the three months ended June 30, 2012, and various other capital expenditures at IP.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 1.8% of gross revenues during each of the three months ended June 30, 2013 and 2012, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets included the loss on the impairment of Borgata's CRDA deposits for the three months ended June 30, 2013 in the amount of $5.0 million.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses. During the three months ended June 30, 2013, these costs were $0.2 million. During the three months ended June 30, 2012, these credits were $6.1 million, including a $6.6 million gain primarily from the gain on insurance proceeds, net of costs associated with the flood damage at our property in Tunica, Mississippi and a gain on subrogation claim related to the fire that occurred during construction of The Water Club at Borgata in September 2007.

Six Months Ended June 30, 2013 and 2012
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.8% and 14.9%, during the six months ended June 30, 2013 and 2012, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts. Selling, general and administrative expenses as a percentage of gross revenues remained relatively unchanged as the incremental increase in gross revenues and selling, general and administrative expenses from the Peninsula Acquisition offset each other.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.7% and 5.3% during the six months ended June 30, 2013 and 2012, respectively. Although maintenance and utilities expense increased compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, was 8.3% and 6.9% during the six months ended June 30, 2013 and 2012, respectively. The increase in depreciation compared to the same period in the prior year is due to the Peninsula Acquisition, and the completion of various projects, including the Borgata room remodel completed during the six months ended June 30, 2012, and various other capital expenditures at IP.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 1.8% of gross revenues during each of the six months ended June 30, 2013 and 2012, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities. During the six months ended June 30, 2013, and 2012, preopening expense primarily related to the Echelon project prior to the sale of Echelon on March 4, 2013.

Impairments of Assets
Impairments of assets included the loss on the impairment of Borgata's CRDA deposits for the six months ended June 30, 2013 in the amount of $5.0 million.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as, transaction costs incurred to dispose of assets, including, but not limited to, the sales of Echelon.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses. During the six months ended June 30, 2013, these costs were $1.8 million. During the six months ended June 30, 2012, these credits included a $6.1 million gain primarily from the gain on insurance proceeds, net of costs associated with the flood damage at our property in Tunica, Mississippi and a gain on subrogation claim related to the fire at Borgata.

Other Expenses

Interest Expense, net
The following table presents our interest expense, net for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Interest Expense, net of interest income
Boyd Gaming Corporation	$46,452	$41,082	$96,470	$81,031
Peninsula	20,260	—	42,117	—
Borgata	20,844	20,649	41,618	41,131
Variable Interest Entity	—	2,649	2,377	6,042
Total interest expense, net of interest income	$87,556	$64,380	$182,582	$128,204

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,739,388	$2,666,989	$2,832,411	$2,642,414
Peninsula	$1,190,022	$—	$1,192,813	$—
Borgata	$804,500	$818,425	$804,129	$819,443

Weighted Average Interest Rates
Boyd Gaming Corporation	6.8%	6.2%	6.8%	6.1%
Peninsula	6.8%	—%	7.1%	—%
Borgata	10.4%	10.1%	10.4%	10.0%

Three Months Ended June 30, 2013 and 2012
Summary
Interest expense, net, was $87.6 million for the three months ended June 30, 2013, as compared to $64.4 million during the comparable period in the prior year, primarily due to the Peninsula Acquisition on November 20, 2012, and higher weighted average interest rates.

Boyd Gaming Corporation
Interest expense increased $5.1 million, or 12.3%, during the three months ended June 30, 2013, compared to the same period in the prior year. During the three months ended June 30, 2013, our average long-term debt balance increased compared to the same period in the prior year due to the issuance of the $350 million 9.0% Senior Notes on June 8, 2012. As a result, weighted average interest rates increased to 6.8% from 6.2% during the three months ended June 30, 2012, as compared to the same period in the prior year.

Peninsula
On November 20, 2012, we completed the Peninsula Acquisition. The Peninsula Acquisition financing included the establishment of an $875.0 million credit facility, as well as, the issuance of $350.0 million 8.375% Senior Notes. During the three months ended June 30, 2013, we recorded interest expense, net, of $20.3 million, as the full effect of the new financing was realized.
Borgata
Interest expense increased less than 1.0% during the three months ended June 30, 2013, as lower average long-term debt balances were offset by slightly higher weighted average interest rates compared to corresponding period in the prior year.

Six Months Ended June 30, 2013 and 2012
Summary
Interest expense, net, was $182.6 million for the six months ended June 30, 2013, as compared to $128.2 million during the comparable period in the prior year, primarily due to the Peninsula Acquisition on November 20, 2012.

Boyd Gaming Corporation
Interest expense increased $15.2 million, or 18.6%, during the six months ended June 30, 2013, compared to the same period in the prior year. During the six months ended June 30, 2013, our average long-term debt balance increased compared to the same period in the prior year due to the issuance of the $350.0 million 9.0% Senior Notes on June 8, 2012. As a result, weighted average interest rates increased to 6.8% from 6.1% during the six months ended June 30, 2012, as compared to the same period in the prior year.

Peninsula
On November 20, 2012, we completed the Peninsula Acquisition. The Peninsula Acquisition financing included the establishment of an $875.0 million credit facility, as well as, the issuance of $350.0 million 8.375% Senior Notes. During the six months ended June 30, 2013, we recorded interest expense, net, of $42.1 million, as the full effect of the new financing was realized.
Borgata
Interest expense increased $0.5 million during the six months ended June 30, 2013, due to higher weighted average interest rates compared to corresponding period in the prior year.

Income Taxes
Three and Six Months Ended June 30, 2013 and 2012
The effective tax rates on continuing operations during the three months ended June 30, 2013 and 2012 were 38.7% and 99.9%, respectively. The effective tax rates on continuing operations during the six months ended June 30, 2013 and 2012 were 27.6% and 18.3%, respectively. We have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income from continuing operations. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our current rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax benefit for the three months ended June 30, 2013 was favorably impacted by an intra-period tax allocation between continuing and discontinued operations, as prescribed by GAAP. The tax benefit for the six months ended June 30, 2013 was favorably impacted, as a result of an effective settlement in connection with an IRS audit, by the reversal of interest accrued on unrecognized tax benefits. The tax benefit for the three and six months ended June 30, 2013 was adversely impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax benefit in both periods was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. The prior year effective tax rate was impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our 50% interest in Borgata. Additionally, the prior year rate was adversely impacted by certain recurring permanent adjustments that are unaffected by our income or loss from continuing operations.
Adjusted Earnings (Loss) and Adjusted EPS
Three and Six Months Ended June 30, 2013 and 2012
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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
Net income attributable to Boyd Gaming Corporation	$11,627	$977	$4,343	$6,829
Less: (income) loss from discontinued operations, net of tax	(11,753)	688	(10,790)	1,466
Adjusted net income (loss) attributable to Boyd Gaming Corporation	(126)	1,665	(6,447)	8,295
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	735	4,826	5,033	9,078
Debt modification fees	1,976	—	1,976	—
Accelerated debt fee amortization	396	—	396	—
Asset transactions costs	544	6,256	3,223	6,330
Adjustments to property tax accruals, net	—	—	—	(597)
Other operating charges and credits, net	229	(6,294)	1,795	(6,091)
Other non-operating income, net	—	—	(817)	—

Pretax adjustments related to Borgata:
Preopening expenses	54	108	54	240
Valuation adjustments related to consolidation, net	(243)	125	(502)	(19)
Impairments of assets	5,032	—	5,032	—
Asset transactions costs	70	(14)	404	(58)
Other non-operating expense (income)	—	(2,144)	—	(2,130)
Total adjustments	8,793	2,863	16,594	6,753

Income tax effect for above adjustments	(6,337)	(1,306)	(6,368)	(2,716)
Impact on noncontrolling interest, net	(2,458)	945	(2,496)	901
Adjusted earnings (loss)	$(128)	$4,167	$1,283	$13,233

Basis Net income (loss) per common share	$0.13	$0.01	$0.05	$0.08
Less: (income) loss from discontinued operations, net of tax	(0.13)	0.01	(0.12)	0.01
Adjusted net income (loss) per share attributable to Boyd Gaming Corporation	—	0.02	(0.07)	0.09
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.01	0.05	0.06	0.10
Debt modification fees	0.02	—	0.02	—
Accelerated debt fee amortization	—	—	—	—
Asset transactions costs	0.01	0.07	0.04	0.07
Adjustments to property tax accruals, net	—	—	—	(0.01)
Other operating charges and credits, net	—	(0.07)	0.02	(0.07)
Other non-operating income	—	—	(0.01)	—

Pretax adjustments related to Borgata:
Preopening expenses	—	—	—	—
Valuation adjustments related to consolidation, net	—	—	(0.01)	—
Impairments of assets	0.06	—	0.06	—
Asset transactions costs	—	—	—	—
Other non-operating income	—	(0.02)	—	(0.02)
Total adjustments	0.10	0.03	0.18	0.07

Income tax effect for above adjustments	(0.07)	(0.01)	(0.07)	(0.03)
Impact on noncontrolling interest	(0.03)	0.01	(0.03)	0.02
Adjusted earnings (loss) per share	$—	$0.05	$0.01	$0.15

Weighted average shares outstanding	89,230	87,829	89,447	87,978

During the three and six months ended June 30, 2013 and 2012, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

Adjustments Related to Boyd Gaming Corporation
Preopening Expense, Excluding Impact of Consolidation of LVE
Preopening expenses are comprised of costs primarily related to opening new business operations and expenditures for the exploration of new business development initiatives.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as transaction costs incurred to dispose of assets, including, but not limited to, the sales of Echelon.

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

Impairments of Assets
Impairments of assets included the loss on the impairments of Borgata's CRDA deposits.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred related to the activities associated with various acquisition opportunities and other business development activities, as well as transaction costs incurred to dispose of assets.

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

Peninsula Acquisition
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly owned subsidiary of the Company acquired the assets and assumed the liabilities of Peninsula Gaming. The net purchase price, after adjustment for working capital and other items, was approximately $1.48 billion. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, and the results of its operations and cash flows are reported on our condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane,

Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

Consolidation of Variable Interest Entity
We were previously required to consolidate the financial position and results of operations of LVE as a result of our adoption of the authoritative accounting guidance regarding the consolidation of variable interest entities given that we were the primary beneficiary of LVE's potential energy output. In accordance with the authoritative accounting guidance, the consolidation of LVE terminated as the result of our disposition of LVE on March 4, 2013. As of December 31, 2012, we reported LVE's total assets and total liabilities of $188.8 million and $233.8 million, respectively, on our consolidated balance sheet.
Consolidation of Borgata
As of June 30, 2013, we reported Borgata's total assets and liabilities of $1.34 billion and $919.7 million, respectively, in our condensed consolidated balance sheet. As of December 31, 2012, we reported Borgata's total assets and liabilities of $1.38 billion and $934.2 million, respectively, in our consolidated balance sheet.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. Our cash balances and working capital deficits at June 30, 2013 and December 31, 2012, were as follows:

	June 30,	December 31,
	2013	2012
(In thousands)
Cash balance:
Boyd Gaming	$118,823	$125,713
Peninsula	29,961	32,239
Borgata	33,828	34,125

Working capital (deficit):
Boyd Gaming	(135,014)	(126,415)
Peninsula	(23,751)	(16,817)
Borgata	(29,195)	(16,855)

We, Peninsula Gaming and Borgata separately manage our working capital positions, including our levels of cash and indebtedness. Each of our respective bank credit facilities generally provide all necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash positions and adjust the balances under our respective bank credit facilities as necessary, by either borrowing against them or paying them down with excess cash. We also plan the timing and the amounts of our capital expenditures. We each believe that our borrowing capacity under our respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet each of our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our respective debt or development projects is derived primarily from cash flows from operations and availability under our respective bank credit facilities, to the extent availability exists after we meet our respective working capital needs, and subject to restrictive covenants.

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

Indebtedness
As of June 30, 2013, our indebtedness primarily consists of the following: (i) $1.4 billion outstanding under our $1.8 billion Boyd Credit Facility (including $761.3 million of term loans), and $1.2 billion aggregate principal amount of our senior and senior subordinated notes, which are the obligations of Boyd, (ii) $832.8 million outstanding under Peninsula Gaming's $875.0 million senior secured credit facility (the "Peninsula Credit Facility") (including an $820.9 million term loan), and $350.0 million aggregate principal amount of our senior notes, which are obligations of the Peninsula Gaming subsidiaries, and (iii) $4.4 million under a

$60.0 million payment priority secured revolving credit facility, as amended (the "Borgata bank credit facility"), and $791.5 million aggregate principal amount of senior secured notes, all of which are obligations of Borgata.

	June 30, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,408,000	$(4,029)	$(2,586)	$1,401,385
9.125% senior notes due 2018	500,000	—	(6,701)	493,299
9.00% senior notes due 2020	350,000	—	—	350,000
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	147,800	(25,513)	—	122,287
	2,646,550	(29,542)	(9,287)	2,607,721

Peninsula Gaming Debt:
Bank credit facility	832,775	—	—	832,775
8.375% senior notes due 2018	350,000	—	—	350,000
Other	17	—	—	17
	1,182,792	—	—	1,182,792
Total Boyd Debt	3,829,342	(29,542)	(9,287)	3,790,513

Borgata Debt:
Bank credit facility	4,400	—	—	4,400
9.50% senior secured notes due 2015	398,000	(2,123)	(4,984)	390,893
9.875% senior secured notes due 2018	393,500	(1,961)	(7,105)	384,434
	795,900	(4,084)	(12,089)	779,727
Less current maturities	50,759	—	—	50,759
Long-term debt, net	$4,574,483	$(33,626)	$(21,376)	$4,519,481

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
Other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Debt:
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

Boyd Gaming Corporation Debt
Bank Credit Facility
The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% at both June 30, 2013 and December 31, 2012. At June 30, 2013, approximately $1.41 billion was outstanding under our Credit Facility, with $8.5 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $304.8 million.

Amounts Outstanding
The net amounts outstanding under the Credit Facility are comprised of the following:

	June 30,	December 31,
	2013	2012
(In thousands)
Extended Revolving Facility	$610,000	$660,000
Initial Term Loan	437,500	450,000
Incremental Term Loan	323,750	332,500
Swing Loan	30,135	24,135
Total outstanding borrowings under Credit Facility, net	$1,401,385	$1,466,635

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

Compliance with Financial Covenants
The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness. We believe that, at June 30, 2013, we were in compliance with the Credit Facility covenants.

Senior Notes
9.125% Senior Notes due December 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at June 30, 2013.

Senior Notes
9.00% Senior Notes due July 2020
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at June 30, 2013.

Pursuant to the registration rights agreement entered into with the initial purchasers on June 8, 2012, the date these notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we would file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, and consummate the exchange offer within 365 days of the issuance of the notes. We filed the registration statement with the SEC on March 22, 2013. The registration statement was declared effective on April 23, 2013 and the exchange offer was completed on May 31, 2013.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
On April 6, 2013, we redeemed $150 million of the notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date. On May 30, 2013, we redeemed the remaining $65.7 million notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we were in compliance with these covenants at June 30, 2013.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 7.125% to 9.125%) and principal repayments of our 7.125% senior subordinated notes due on February 1, 2016, our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Gaming Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under the Peninsula Gaming $875.0 million senior secured credit facility (the "Peninsula Credit Facility") were 4.3% and 5.7% at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, approximately $832.8 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $32.3 million.

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula Gaming entered into the First Amendment to the Peninsula Credit Agreement (the “Peninsula Amendment”), among Peninsula Gaming, certain financial institutions and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, “Administrative Agent”) for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement dated as of November 14, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the “Peninsula Credit Agreement”), among Peninsula Gaming, the lenders from time to time party thereto, the Administrative Agent, and Bank of America, as Collateral Agent, Swing Line Lender and L/C Issuer.

Among other things, the Peninsula Amendment: (i) decreases the applicable margin with respect to the Term Loan to 3.25% in the case of Eurodollar Rate Loans and 2.25% in the case of Base Rate Loans, (ii) reduces the minimum Eurodollar Rate with respect to the Term Loan to 1.00% per annum, (iii) requires the Company to pay a premium of 1.00% of the principal amount prepaid for full or partial repayments of Term Loans through the issuance of indebtedness having a lower interest rate than described in clause (i) above during the period of six calendar months after the effective date of the Peninsula Amendment and requires payment of an amendment fee of 1.00% during such period payable to lenders who consent to any such reduced interest rate, (iv) extends the deadline for delivery of year-end reports to 90 days after the end of each fiscal year of the Company, (v) clarifies the definition of Consolidated Adjusted EBITDA with respect to management fees, and (vi) allows quarterly amortization installments to be paid prior to the last day of the applicable quarter.

As a result of the Peninsula Amendment, Peninsula Gaming incurred $10.3 million of financing fees of which $8.3 million were capitalized as of June 30, 2013 and $2.0 million were expensed as incurred for the three months ended June 30, 2013.

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

Compliance with Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula Gaming's net assets were restricted from distribution under the Peninsula Gaming Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition Sub. We believe we were in compliance with our financial covenants at June 30, 2013.

Senior Notes
8.375% Senior Notes due February 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at June 30, 2013.

Borgata Debt

Borgata Bank Credit Facility
The blended interest rate for outstanding borrowings under the Borgata bank credit facility was 4.9% at both June 30, 2013 and December 31, 2012. At June 30, 2013, approximately $4.4 million was outstanding under the credit facility leaving contractual availability of $55.6 million.

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
Compliance with Financial and Other Covenants
The Borgata bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on Marina District Finance Company Inc.'s ("MDFC") ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the amended Borgata bank credit facility covenants at June 30, 2013.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at June 30, 2013.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at June 30, 2013.

Borgata Amended and Restated Credit Agreement
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the “New Borgata Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Borgata Credit Agreement”), which provided for the Borgata bank credit facility.

The New Borgata Credit Facility provides for a $60 million senior secured revolving credit facility (the “Borgata Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). Proceeds from the New Borgata Credit Facility will be used to repay obligations outstanding under the Prior Borgata Credit Agreement and is expected to be used, together with cash on hand, to redeem up to 10% of MDFC's 9 ½% Senior Secured Notes due 2015 (the “Borgata 2015 Notes”) outstanding pursuant to that certain Indenture dated as of August 6, 2010 (the “Borgata Indenture”) among MDFC, MDDC and U.S. Bank National Association, as trustee.

The New Borgata Credit Facility includes an accordion feature which permits: (a) an increase in the Borgata Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Borgata Notes and, concurrently with or after the 2015 Borgata Notes have been refinanced, to refinance MDFC's 9-7/8% Senior Secured Notes due 2018 (the “2018 Borgata Notes”) outstanding pursuant to the Borgata Indenture, in each case, subject to the satisfaction of certain conditions.

The New Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata Revolving Credit Facility will have priority in payment to the payment of the 2015 Borgata Notes and the 2018 Borgata Notes. Neither we nor our subsidiaries (other than MDDC) is a guarantor of the New Borgata Credit Facility.

Outstanding borrowings under the Borgata Revolving Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The New Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends. As a result of the New Borgata Credit Facility, MDFC incurred $2.1 million of financing fees.

Cash Flows Summary
Six Months ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012
(In thousands)
Net cash provided by operating activities	$165,770	$109,798
Cash flows from investing activities:
Capital expenditures	(58,456)	(70,063)
Proceeds from sale of Echelon, net	343,750	—
Cash paid for exercise of LVE option	(187,000)	—
Other investing activities	214	2,334
Net cash provided by (used in) investing activities	98,508	(67,729)
Cash flows from financing activities:
Net payments under Boyd bank credit facility	(66,850)	(183,950)
Net payments under Peninsula bank credit facility	(21,625)	—
Net payments under Borgata bank credit facility	(15,600)	(16,000)
Proceeds from issuance of non-recourse debt	—	350,000
Debt financing costs, net	(11,333)	(10,246)
Proceeds from issuance of non-recourse debt by variable interest entity	—	1,935
Proceeds from stock options exercised	13,145	—
Restricted stock units released, net	(350)	117
Payments on notes payable	(10,816)	—
Payments on retirement of long-term debt	(215,668)	—
Payments on loans to variable interest entity's members	—	(501)
Other financing activities	(4)	(360)
Net cash used in financing activities	(329,101)	140,995
Cash flows from discontinued operation:
Net cash provided by (used in) operating activities	(2,144)	(1,025)
Net cash provided by (used in) investing activities	56,751	(340)
Net cash provided by (used in) financing activities	—	—
Net cash provided by (used in) discontinued operation	54,607	(1,365)
(Decrease) Increase in cash and cash equivalents	$(10,216)	$181,699

Cash Flows from Operating Activities
During the six months ended June 30, 2013, we generated net operating cash flow of $165.8 million. Operating cash flows increased during the six months ended June 30, 2013, as compared to the same period of the prior year, due to an increase in depreciation expense and accounts payable and accrued liabilities, primarily related to the Peninsula Acquisition that occurred on November 20, 2013.
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

Capital Expenditures
Cash paid for capital expenditures on major projects for the six months ended June 30, 2013 were $58.5 million, which included gaming equipment, room remodel projects and various maintenance capital expenditures of our wholly owned properties and $10.7 million of Borgata room remodel and various maintenance and capital expenditures. Cash paid for capital expenditures on major projects for the six months ended June 30, 2012 were $70.1 million, which included $30.3 million related to Borgata's room renovation and refurbishment associated with the suite remodel and $39.8 million of various maintenance capital expenditures among our wholly owned properties.

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

Borrowing and Payments under Credit Facility
During the six months ended June 30, 2013, net amounts of $66.9 million, $21.6 million and $15.6 million were paid under Boyd Gaming's, Peninsula Gaming's and Borgata's respective credit facilities. During the six months ended June 30, 2012, net amounts of $184.0 million and $16.0 million, respectively, were paid under Boyd Gaming's and Borgata's credit facilities. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings.

Proceeds from the Issuance of Senior Notes
During the six months ended June 30, 2012, we issued $350.0 million aggregate principal amount 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year which commenced on January 1, 2013. In conjunction with the issuance of the 9.00% senior notes, we incurred approximately $10.0 million of underwriter fees, which have been deferred and are being amortized over the term of the 9.00% senior notes.

Payment of Note Payable
During the six months ended June 30, 2013, we paid a note that matured in February 2013 for $10.8 million. We also redeemed our 6.75% Notes with an outstanding balance of $215.7 million and recorded $0.4 million in related unamortized debt fees.

Cash Flows from Discontinued Operations
On May 22, 2013, we completed the previously announced sale of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida to Dania Entertainment, pursuant to an asset agreement, (the " New Dania Agreement"), entered into on February 22, 2013. During the six months ended June 30, 2013, net cash used in operating activities was $2.1 million, and net cash provided by investing activities was $56.8 million. During the six months ended June 30, 2012, net cash used in operating and investing was $1.0 million, and $0.3 million, respectively.

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2013 and 2012, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Contingencies

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operation
Legal Matters
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

•
indebtedness, including our, Peninsula's and MDFC's ability to refinance or pay amounts outstanding under our respective bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we, Peninsula and MDFC will need to refinance all or a portion of our respective indebtedness at or before maturity;

•
our expectations with respect to Borgata, including our responsibility and control over day-to-day operations and the expected managerial resources needed to effectuate a potential sale of the MGM Interest;

•	our statements with respect to our "B Connected" loyalty program, including its ability to drive profitable business to our properties;

•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market recovers and expands;

•	our expectations with respect to the valuation of Borgata's tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

•
our expectations with respect to continued access to the global capital markets without disruption, and the potential effect of any disruptions on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;

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

•
our intention to fund purchases, if any, made under our share repurchase program, with existing cash resources and availability under our Second Amended and Restated Credit Agreement (as amended, the “Credit Facility”);

•	our assumptions and expectations regarding our critical accounting estimates;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	our expectations for capital improvement projects, including with respect to IP and Peninsula;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Credit Facility, the Borgata Revolving Credit Facility, the Peninsula Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•	development opportunities in existing or new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	the impact of changes in state gaming legislation, including, for example, in New York, Delaware, Connecticut and Maryland;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation, including the Copeland matter involving Treasure Chest casino;

•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos;

•
the outcome of various tax audits and assessments, including our appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our financial position or results of operations;

•	the impact of the settlement of our Nevada use tax refund claims;

•	our overall outlook, including all statements under the heading Overall Outlook in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•
the benefits of the Peninsula Acquisition, the effect of the Peninsula Acquisition on Boyd Gaming's future financial results and profile, the impact for customers and employees, future capital expenditures, expenses, revenues, earnings, economic performance, financial condition, losses and future prospects;

•	the impact of the financing we entered into in connection with the Peninsula Acquisition;

•	the anticipated benefits of geographic diversity resulting from the Peninsula Acquisition;

•	the future results of Peninsula Gaming's gaming properties, including without limitation, Kansas Star;

•
our belief that recently issued accounting pronouncements discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 will not have a material impact on our financial statements;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Credit Facility covenants;

•	the anticipated new development project with Sunrise Sports and Entertainment, LLP, and the passage of enabling legislation;

•	the anticipated new development project with Wilton Rancheria, and obtaining the necessary governmental approvals;

•	expectations, plans, beliefs, hopes or intentions regarding the future, and:

•	assumptions underlying any of the foregoing statements.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The effects of intense competition that exists in the gaming industry.

•	The uncertainty about the sustainability and strength of the current economic recovery.

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

•	The risk that our projects may not help us compete with new or increased competition in our markets.

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us.

•	The risk associated with owning real property, including environmental regulation and uncertainties with respect to environmental expenditures and liabilities.

•	The risk associated with challenges to legalized gaming.

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions differ materially from our preliminary estimates.

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

•
To the extent the MGM Interest is sold, our inability to select a new joint venture partner for Borgata and the possibility that a new operating agreement will be entered into with the new venture partner, which could result in changes to Borgata's ongoing operations.

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our Credit Facility, the Peninsula Credit Facility or the Borgata Revolving Credit Facility, and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•
The risk that we, Peninsula Gaming or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we, Peninsula Gaming or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with financial covenants in our Credit Facility, the Peninsula Credit Facility, the Borgata Revolving Credit Facility and the HoldCo Note (as defined herein), including, among others, leverage and interest coverage ratios and minimum EBITDA levels.

•
The risk that we ultimately may not be successful in dismissing the Copeland litigation matter and may lose our ability to operate that property, which result could adversely affect our business, financial condition and results of operations.

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that instability in the financial condition of our lenders could have a negative impact on our Credit Facility, the Peninsula Credit Facility and the Borgata Revolving Credit Facility.

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of an economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•
The effect of the expansion of legalized gaming in the United States, including in the mid-Atlantic region and on Native American tribal lands, as well as the potential proliferation of legalized internet gaming.

•	Borgata's expected liabilities under the multiemployer pensions in which it participates.

•	The risk of failing to maintain the integrity of customer data.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2013, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013.

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

PART II. Other Information

Item 1.         Legal Proceedings

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operation.

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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.
For example, we have recently experienced one of the toughest economic periods in Las Vegas history. The recent housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions also adversely affected tourism and spending in Atlantic City, where Borgata is located. While the economy has recently shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.
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

For example, the Kansas Star is located approximately 33 miles north of the Kansas/Oklahoma border and faces competition from established gaming facilities in Kansas and Oklahoma, including First Council Casino, Native Lights Casino, and Kaw Southwind Casino, which are located in Newkirk, Oklahoma approximately 60 miles south of the Kansas Star, in addition to potential expansion of gaming facilities in Oklahoma. The Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon successful negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility. In July 2011, the Wyandotte Nation brought suit against the Secretary of the U.S. Department of Interior to compel the Secretary to take the Park City land into trust. While the Court has rejected the Wyandotte's claim of unreasonable delay, the Court has retained jurisdiction of the case and has directed the Secretary of the Department of Interior to provide the Court with periodic updates regarding the status of the Wyandotte's application to have the Park City land taken into trust. As a result of the Court's ruling, we expect the Department of Interior to review and promptly issue an opinion regarding the Wyandotte's fee-to-trust application.

In recent years, competition in existing markets has intensified. We have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, on May 25, 2012 and June 15, 2013, new properties were opened in Atlantic City and Shreveport, Louisiana, respectively, which compete with Borgata and Sam's Town Shreveport, respectively, for gaming customers. A new property is also in the planning stages in Lake Charles, Louisiana that could increase competition with Delta Downs Racetrack Casino & Hotel. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.
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
Also, our business may be adversely impacted by the additional gaming and room capacity in states where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.
For example, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York,Delaware and Maryland, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.
In addition, we compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam's Town Shreveport.
We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on-and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

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

We expect that competition from internet gaming will continue to grow and intensify.
We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. For example, in February 2013, Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering. In February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos, subject to regulations to be adopted by the NJDGE.
The global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The recent credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets are still fragile and remain volatile. We have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility. If we were otherwise required to renegotiate or replace our Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. During the fourth quarter of 2012, we changed the date of our annual goodwill and indefinite-lived intangible assets impairment test dates to October 1. Prior to the fourth quarter of 2012, we performed annual impairment tests on our goodwill on April 1. The change in the impairment test dates for all reporting units to October 1 did not delay, accelerate or avoid an impairment charge, as the impairment tests were performed on their respective test dates during 2012, and did not result in any impairment. Management believes that the new impairment test date is preferable because it is more closely aligned with our annual financial planning process. These financial plans are a key component utilized in the annual impairment testing process. The change in the impairment test dates constitutes a change in accounting principle under ASC 250, “Accounting for Changes and Error Corrections,” and had no impact on our consolidated balance sheet, statement of operations or cash flows. We determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2012 without the use of hindsight. As such, we have prospectively applied the change in annual goodwill and indefinite-lived impairment testing date from October 1, 2012.

Echelon
On August 1, 2008, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area, nor did we predict the incremental amount of additional supply into the Las Vegas market.

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

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

Our partner in the Holding Company, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has transferred its 50% interest and we do not have the ability to select the new partner.
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

In addition, the Borgata Revolving Credit Facility matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). At the time of maturity, if Borgata is unable to refinance its bank credit facility on favorable terms, additional credit support and/or capital contributions in the form of equity may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or a new partner, if any, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flow needs of Borgata, and our investment would be at risk. Moreover, if any new partner does not have the financial resources to meet its share of the obligations, or subsequently declares bankruptcy, we could be required to fund more than our 50% share.
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

This project and any other development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	changes to plans and specifications (including changes for the Kansas Star facility, some of which may require the approval of the Kansas Lottery Commission);

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

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

Additionally, Kansas Star has a contractual obligation to cause the construction of 150 additional hotel rooms. These may be paid for and constructed by the third party hotel operation. However, Kansas Star may be required to finance this construction. If Kansas Star is required to finance this construction, it may have an adverse impact on our business and prospects for growth.

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
We have developed our budgets based on our plans, which are subject to change. We expect the total development cost of the Kansas Star facility to be approximately $331.0 million, including the privilege fee, construction costs, land acquisition costs, development costs relating to a hotel which is being developed by a third party, costs of furniture, fixtures and equipment, pre-opening expenses, initial cage cash, and other development costs. While we believe that the overall budget for the development costs for the Kansas Star facility is reasonable, these development costs are only estimates and the actual development costs may be significantly higher than expected. Unforeseen or unexpected difficulties or delays during construction may also adversely impact the Kansas Star facility's budget. Our inability to pay development costs as they are incurred would negatively affect our ability to complete the Kansas Star facility on time.

Our Lottery Gaming Facility Management Contract with the State of Kansas contractually obligates us to open certain phases of our project by certain specified dates. For example, with certain exceptions, our permanent gaming facility must be completed by January 14, 2013, which we completed on December 12, 2012, and our entire construction project (as set forth in the Management Contract) must be completed no later than January 14, 2015. However, if we fail to meet the future completion date for our entire construction project, we would be in breach of the Management Contract. If we breach our Management Contract, the State of Kansas has certain remedies, up to and including cancellation of our contract, which if it occurred, would cause a material adverse impact with respect to our business, results of operations, cash flows and financial condition.

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

Regulation of smoking
Each of New Jersey and Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions. Kansas has also attempted to pass legislation to regulate smoking in casino and racetrack gaming floors during each of the past two years.

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

Additionally, on July 1, 2012, a state statute in Indiana became effective that imposed a state wide smoking ban in specified businesses, buildings, public places and other articulated locations. The statute specifically exempted riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban. However, the statute allowed local governments to enact a more restrictive smoking ban than the state statute and also left in place any more restrictive local legislation that existed as of the effective date of the statute. To date, neither Michigan City nor LaPorte County, where Blue Chip is located, have enacted any ordinance or other law which would impose a smoking ban on Blue Chip.

Regulation of directors, officers, key employees and partners
Our directors, officers, key employees, joint venture partners and certain shareholders must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.

Live racing regulations
Louisiana gaming regulations and our gaming license for the Evangeline Downs and Delta Downs require that we, among other things, conduct a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.9 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, Amelia Belle has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. KSC is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which are estimated to be approximately $3.9 million on an annual basis.

Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. The estimated refund, as of May 30, 2013 was in the range of $19.1 million to $21.6 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency assessment, plus interest of $7.5 million. We appealed both the denial of the refund claim as well as the deficiency assessment in a hearing before the Nevada Administrative Law Judge ("ALJ") in September 2010. In April 2011, the judge issued a split decision, granting a refund on employee meals and applying a sales tax measure on complimentary meals; however, the ruling barred retroactive application of the sales tax measure to all years in the refund claim period, effectively overturning the Department's 2009 deficiency assessment. Both we and the Department appealed the decision to the Nevada State Tax Commission (the "Commission"). On August 8, 2011, the Commission remanded the case back for a second administrative hearing, which was held on September 26, 2011, to allow for the introduction of additional supporting documentation. The ALJ issued a decision on November 8, 2011, reversing her position on the employee meal refund claim while also affirming the denial of the complimentary meal refund, as well as the denial of a retroactive application of the sales tax measure to both employee and complimentary meals. The ALJ's decision was affirmed in a Commission hearing on January 23, 2012. On February 15, 2012 we filed a petition for judicial review in Clark County District Court. We received a split decision at our District Court hearing on October 17, 2012. The District Court Judge (the “Judge”) affirmed the ALJ decision that sales tax was applicable to complimentary meals and reversed the decision on employee meals, concluding that such meals were exempt from sales tax. The Department has asserted that, although the statute of limitations prohibits their ability to collect incremental sales tax on complimentary meals, the statutes provide for an offset of the incremental sales tax against refunds due on employee meals. As such, the Department believes that it is not required to pay the employee meal refunds. The Judge did not issue a decision with respect to the refund claim offset. We appealed the decision on complimentary meals to the Nevada State Supreme Court and the Department appealed the decision on employee meals. The State Supreme Court suspended our briefing schedule and remanded the case back to District Court for a remedy on the offset issue. In May 2013 we executed a settlement agreement with the Department and Commission. Under the terms of the agreement, we would withdraw our refund claims and dismiss the related litigation, contingent on the enactment of prospective legislation that exempted complimentary and employee meals from sales tax. The Department agreed not to assess sales tax on such meals prior to the date of the legislation's enactment. The legislation exempting complimentary and employee meals from sales tax was passed on May 30, 2013 and signed into law by the Governor of Nevada on June 13, 2013.The agreement further provides a claw-back provision whereby the State of Nevada would be required to refund a pro-rata portion of the withdrawn claims in the event future legislation was enacted, prior to February 1, 2019, subjecting complimentary and employee meals to sales tax. As the terms of the agreement were met upon enactment of the legislation, we intend to file a stipulation for dismissal of our claims in District Court and all contingent liabilities associated with sales tax on complimentary and employee meals have been eliminated.

Blue Chip Property Taxes
Blue Chip received a property tax assessment for its 2010 tax year in January 2013 but has not received valuation notices or final tax rates for the years 2011 through 2013. The 2010 tax assessment increased the taxable property value approximately 46% over the settlement valuation agreed to in Blue Chip's 2009 appeal. We have made the minimum required payment against provisional bills received for the tax years 2010 through 2013, all of which were based on our 2006 appeal valuation. We have appealed the 2010 tax assessment. We have accrued, net of the payment of the minimum requirements discussed above, approximately $17.0 million for this property tax liability as of June 30, 2013, based on what we believe to be the most likely outcome, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount assessed. The final tax assessment notices for the period January 1, 2011 through June 30, 2013, which have not been received as of June 30, 2013, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Additionally, the location of the Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to any of our other properties.

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

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011; however, Sam's Town Hotel and Gambling Hall suffered minor damage, and have reached a settlement with our insurer. In addition, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway in 2011, due to imminent threat of severe flooding.

In addition, certain of our properties have been forced to close due to hurricanes. In August 2008, Treasure Chest was closed for eight days including Labor Day weekend due to Hurricane Gustav. In September 2008, Treasure Chest was closed for two days as a result of Hurricane Ike and in 2005 the property was closed for 44 days as a result of Hurricane Katrina. Delta Downs was closed for six days in August 2008 due to Hurricane Gustav and seven days in September 2008 due to Hurricane Ike. Hurricane Gustav forced the closure of Evangeline Downs for five days in 2008 and Amelia Belle was closed from August 2005 to May 2007 due to Hurricane Katrina. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days. In September 2011, Borgata was closed for three days due to Hurricane Irene. In October and November 2012, Borgata was closed for four days due to Superstorm Sandy.
Moreover, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Furthermore, our properties in Iowa and Kansas are at risk of experiencing snowstorms, tornadoes and flooding.
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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
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
A number of our properties also compete with Native American tribes. Expansion of Native American gaming could have an adverse effect on such property's business, results of operations and financial condition, as Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate.
The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and elsewhere, outbreaks of infectious disease and pandemics, adverse weather conditions and natural disasters, among other things, have had negative impacts on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.
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
The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, including pandemic health threats, such as the avian influenza virus, SARS, or the H1N1 flu, among others, could have a significant adverse effect on our business, financial condition and results of operations. Likewise, adverse economic conditions that affect the global, national or regional economies in which we operate, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

In addition, to the extent that the airline industry is negatively impacted due to the effects of the economic recession and continued economic downturn, outbreak of war, public health threats, terrorist or similar activity, increased security restrictions or the public's general reluctance to travel by air, our business, financial condition and results of operations could be adversely affected
Energy price increases may adversely affect our cost of operations and our revenues.
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
Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by ABS Consulting (“ABSC”). ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam's Town Shreveport commenced during 2010. The Amelia Belle is also inspected by the ABSC. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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

Failure to maintain the integrity of internal customer information could adversely affect us.
Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of June 30, 2013, we had net operating losses (“NOLs”) for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

Boyd Gaming Credit Facility
Principal of $437.5 million of term loans under our Credit Facility, as of June 30, 2013, amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011, payable on a quarterly basis. The interest rate per annum applicable to such term loans are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum as determined in accordance with a specified pricing grid based on the total leverage ratio. Principal of $323.8 million of term loans under our Credit Facility, as of June 30, 2013, amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing in March 2012 and payable on a quarterly basis. At any time and to the extent that such term loan is a Eurodollar Rate Loan, the term loan will bear interest on the outstanding principal amount thereof for each quarterly interest period at a rate per year equal to the “effective Eurodollar Rate” for such period plus 4.75%, and at any time and to the extent that such term loan bears interest at the base rate, the outstanding principal amount thereof at a rate per year equal to the base rate for such Interest period plus 3.75%, in the latter case, subject to an interest rate floor. The applicable margin on the outstanding balance on the revolver portion of our Credit Facility and the $437.5 million of term loans under our Credit Facility ranges from 2.50% to 3.50% (if using LIBOR), and from 1.50% to 2.50% (if using the base rate). A fee of a percentage per annum (which ranges from 0.250% to 0.500%) determined by the level of the total leverage ratio is payable on the unused portions of the Credit Facility. The “base rate” under the Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under our Credit Facility was 4.2% at each of December 31, 2012 and 2011. Our obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of our subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, we and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of our and their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.
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

Our Credit Facility requires us to maintain a minimum Interest Coverage Ratio, a maximum permitted Total Leverage Ratio and a maximum permitted Secured Leverage Ratio (each as defined in the Credit Facility) that adjust over the life of our Credit Facility. We believe that we were in compliance with the Credit Facility covenants, including the minimum Interest Coverage Ratio, the maximum permitted Total Leverage Ratio and the maximum permitted Secured Leverage Ratio at the end of the fiscal quarter.

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

Peninsula Credit Facility
In connection with the Peninsula Acquisition, Peninsula Gaming (as successor to Boyd Acquisition Sub, LLC, an indirect wholly owned subsidiary of Boyd (“Merger Sub”) entered into a Credit Agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer. The Peninsula Credit Agreement provides for the $875.0 million Peninsula Credit Facility, which consists of (a) a term loan facility of $825.0 million and (b) a revolving credit facility of $50.0 million. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

The interest rate on the outstanding balance of the term loan is based upon, at Peninsula's option either: (i) the Eurodollar rate plus 3.25%, or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the revolving loans is based upon, at the Peninsula's option either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.00%. In addition, Peninsula Gaming will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

Peninsula Gaming's obligations under the Peninsula Credit Facility, subject to certain exceptions, are guaranteed by Peninsula Gaming's subsidiaries and are secured by the capital stock and equity interests of Peninsula Gaming's subsidiaries. In addition, subject to certain exceptions, Peninsula Gaming and each of the guarantors granted the collateral agent first priority liens and security interests on substantially all of the real and personal property (other than gaming licenses and subject to certain other exceptions) of Peninsula Gaming and its subsidiaries as additional security for the performance of the obligations under the Peninsula Credit Facility. The obligations under the revolver rank first in right of payment to the obligations under the term loan. The Peninsula Credit Facility contains customary affirmative and negative covenants (and are subject to customary exceptions). Peninsula Gaming is required to maintain (i) beginning with the fiscal quarter ended March 31, 2013, a maximum consolidated leverage ratio over each twelve month period ending on the last day of each fiscal quarter (discussed below), (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.00 to 1.00 as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year.

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

Borgata Amended and Restated Credit Agreement
Borgata has significant indebtedness which could affect its ability to pay dividends to us. While we received a one-time distribution from Borgata of approximately $135.4 million in August 2010 in connection with Borgata's financing, any future distribution from Borgata (other than distributions to satisfy tax liabilities relating to income of Borgata) will be subject to the limitations on dividends, distributions and certain other restricted payments under the Borgata Revolving Credit Facility and the indenture governing the Borgata's senior secured notes.

On July 24, 2013, MDFC entered into New Borgata Credit Facility with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Prior Borgata Credit Agreement, which provided for the Borgata bank credit facility. The New Borgata Credit Facility provides for the Borgata Revolving Credit Facility which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). Proceeds from the New Borgata Credit Facility will be used to repay obligations outstanding under the Prior Borgata Credit Agreement and is expected to be used, together with cash on hand, to redeem up to 10% of the Borgata 2015 Notes outstanding pursuant to the Borgata Indenture among MDFC, MDDC and U.S. Bank National Association, as trustee.

The New Borgata Credit Facility includes an accordion feature which permits: (a) an increase in the Borgata Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Borgata Notes and, concurrently with or after the 2015 Borgata Notes have been refinanced, to refinance the 2018 Borgata Notes outstanding pursuant to the Borgata Indenture, in each case, subject to the satisfaction of certain conditions.

The New Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata Revolving Credit Facility will have priority in payment to the payment of the 2015 Borgata Notes and the 2018 Borgata Notes. Neither we nor our subsidiaries (other than MDDC) is a guarantor of the New Borgata Credit Facility.

Outstanding borrowings under the Borgata Revolving Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The New Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Borrowings under the Credit Facility, the Peninsula Credit Facility and the Borgata Revolving Credit Facility would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
Recently, there were significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets are still fragile and remain volatile. We anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Credit Facility (to the extent that availability exists after we meet our working capital needs).
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
The merger involved the combination of two companies that previously operated as independent companies. Peninsula Gaming is now an indirect wholly owned subsidiary of Boyd Gaming. We have been required, and will continue to be required, to devote significant management attention and resources to integrating the business practices and operations of each of the companies. Potential difficulties we may encounter as part of the integration process include the following:

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 34% of the Company's outstanding shares of common stock as of December 31, 2012. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
10.1	First Amendment to Credit Agreement, dated May 1, 2013, among PGL, certain financial institutions and Bank of America, N.A., as administrative agent for the Lenders.	Incorporated by reference from the Company's Current Report on Form 8-K dated May 6, 2013.

10.2
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from the MDFC's Current Report on Form 8-K dated July 26, 2013.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2013.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
10.1	First Amendment to Credit Agreement, dated May 1, 2013, among PGL, certain financial institutions and Bank of America, N.A., as administrative agent for the Lenders.	Incorporated by reference from the Company's Current Report on Form 8-K dated May 6, 2013.

10.2
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from the MDFC's Current Report on Form 8-K dated July 26, 2013.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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