Form 10-Q
period 2013-09-30
BOYD GAMING CORP
filed 2013-11-08
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common stock, $0.01 par value	107,815,965

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIODS ENDED SEPTEMBER 30, 2013

PART I. Financial Information

Item 1.    Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2013 and December 31, 2012
_____________________________________________________________________________________________________

(In thousands, except share data)	September 30,	December 31,
(Unaudited)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$165,803	$192,545
Restricted cash	27,191	22,900
Accounts receivable, net	57,395	61,753
Inventories	18,163	18,539
Prepaid expenses and other current assets	50,191	48,673
Income taxes receivable	1,636	2,875
Deferred income taxes and other current tax assets	4,491	7,623
Current assets of discontinued operations	—	685
Total current assets	324,870	355,593

Property and equipment, net	3,525,546	3,587,314
Assets held for development	—	331,770
Debt financing costs, net	82,241	85,468
Restricted investments held by variable interest entity	—	21,382
Other assets, net	62,415	98,415
Intangible assets, net	1,083,080	1,119,638
Goodwill, net	694,929	694,929
Assets of discontinued operations	—	37,684
Total assets	$5,773,081	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2013 and December 31, 2012
_____________________________________________________________________________________________________

(In thousands, except share data)	September 30,	December 31,
(Unaudited)	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$29,759	$61,570
Accounts payable	72,364	91,156
Accrued liabilities	362,525	363,732
Deferred income taxes and income taxes payable	—	8,129
Current deferred tax liability	7,925	—
Current maturities of non-recourse obligations of variable interest entity	—	225,113
Current liabilities of discontinued operations	—	864
Total current liabilities	472,573	750,564
Long-term debt, net of current maturities	4,312,984	4,827,853
Deferred income taxes	153,445	139,943
Other long-term tax liabilities	26,630	43,457
Other liabilities	96,977	103,249
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 107,805,297 and 86,871,977 shares outstanding	1,078	869
Additional paid-in capital	894,222	655,694
Accumulated deficit	(384,734)	(351,810)
Accumulated other comprehensive loss	(795)	(962)
Total Boyd Gaming Corporation stockholders’ equity	509,771	303,791
Noncontrolling interest	200,701	163,336
Total stockholders’ equity	710,472	467,127
Total liabilities and stockholders’ equity	$5,773,081	$6,332,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2013 and 2012
_____________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
REVENUES
Operating revenues:
Gaming	$633,237	$516,206	$1,893,722	$1,564,760
Food and beverage	114,397	106,658	338,975	317,876
Room	72,299	69,964	203,308	205,589
Other	43,808	38,911	125,017	110,416
Gross revenues	863,741	731,739	2,561,022	2,198,641
Less promotional allowances	125,172	119,349	348,121	340,512
Net revenues	738,569	612,390	2,212,901	1,858,129
COST AND EXPENSES
Operating costs and expenses:
Gaming	302,373	252,300	887,436	739,242
Food and beverage	57,655	54,920	181,950	169,129
Room	12,556	13,605	41,611	43,671
Other	33,056	29,947	92,429	82,643
Selling, general and administrative	122,837	112,393	373,865	330,711
Maintenance and utilities	45,735	37,929	125,986	115,924
Depreciation and amortization	69,002	50,424	209,358	151,059
Corporate expense	12,084	10,317	42,588	36,197
Preopening expense	1,675	1,618	4,829	5,488
Impairments of assets	1,250	—	6,282	—
Asset transactions costs	(1,362)	645	2,265	6,917
Other operating charges and credits, net	3,386	(1,095)	5,181	(9,316)
Total operating costs and expenses	660,247	563,003	1,973,780	1,671,665
Operating income	78,322	49,387	239,121	186,464
Other expense (income):
Interest income	(553)	(272)	(1,779)	(684)
Interest expense, net	83,145	74,115	266,953	202,731
Loss on early extinguishments of debt	27,141	—	29,513	—
Other, net	136	—	(335)	—
Total other expense, net	109,869	73,843	294,352	202,047
Loss from continuing operations before income taxes	(31,547)	(24,456)	(55,231)	(15,583)
Income taxes benefit (expense)	(3,048)	8,050	3,478	6,427
Loss from continuing operations, net of tax	(34,595)	(16,406)	(51,753)	(9,156)
Income (loss) from discontinued operations, net of tax	—	(676)	10,790	(2,142)
Net loss	(34,595)	(17,082)	(40,963)	(11,298)
Net (income) loss attributable to noncontrolling interest	(2,672)	1,286	8,039	2,331
Net loss attributable to Boyd Gaming Corporation	$(37,267)	$(15,796)	$(32,924)	$(8,967)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2013 and 2012
_____________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
Basic net loss per common share:
Continuing operations	$(0.37)	$(0.17)	$(0.47)	$(0.08)
Discontinued operations	—	(0.01)	0.12	(0.02)
Basic net loss per common share	$(0.37)	$(0.18)	$(0.35)	$(0.10)
Weighted average basic shares outstanding	101,555	87,643	93,122	87,587

Diluted net loss per common share:
Continuing operations	$(0.37)	$(0.17)	$(0.47)	$(0.08)
Discontinued operations	—	(0.01)	0.12	(0.02)
Diluted net loss per common share	$(0.37)	$(0.18)	$(0.35)	$(0.10)
Weighted average diluted shares outstanding	101,555	87,643	93,122	87,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three and nine months ended September 30, 2013 and 2012
_____________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
Net loss	$(34,595)	$(17,082)	$(40,963)	$(11,298)
Other comprehensive income, net of tax:
Fair value of derivative instruments, net	—	1,234	—	3,701
Fair value of adjustments to available-for-sale securities, net of tax of $115	52	—	167	—
Comprehensive loss	(34,543)	(15,848)	(40,796)	(7,597)
Less: other comprehensive income attributable to noncontrolling interest	—	1,234	—	3,701
Less: net (income) loss attributable to noncontrolling interest	2,672	(1,286)	(8,039)	(2,331)
Comprehensive loss attributable to Boyd Gaming Corporation	$(37,215)	$(15,796)	$(32,757)	$(8,967)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the nine months ended September 30, 2013
_____________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2013	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127
Net loss	—	—	—	(32,924)	—	(8,039)	(40,963)
Unrealized gain on investment available for sale	—	—	—	—	167	—	167
Equity offering	18,975,000	190	216,277	—	—	—	216,467
Stock options exercised	1,827,723	18	13,573	—	—	—	13,591
RSU released/settled	130,597	1	(355)	—	—	—	(354)
Share-based compensation costs	—	—	9,033	—	—	—	9,033
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, September 30, 2013	107,805,297	$1,078	$894,222	$(384,734)	$(795)	$200,701	$710,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2013 and 2012
_____________________________________________________________________________________________________

	Nine Months Ended
(In thousands)	September 30,
(Unaudited)	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(40,963)	$(11,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (Gain) on discontinued operations, net of tax	(10,790)	2,142
Depreciation and amortization	209,358	151,059
Amortization of debt financing costs	16,726	11,116
Amortization of discounts on debt	13,862	2,746
Loss on early retirements of debt	29,513	—
Share-based compensation expense	9,033	7,560
Deferred income taxes	7,027	4,572
Noncash asset write-downs	8,198	(2)
Gain on insurance settlement	—	(6,323)
Gain on insurance subrogation settlement	—	(3,809)
Other operating activities	2,455	6,827
Changes in operating assets and liabilities:
Restricted cash	(4,291)	(20,051)
Accounts receivable, net	1,529	7,518
Inventories	375	782
Prepaid expenses and other current assets	(1,489)	(13,680)
Current other tax asset	4,062	—
Income taxes receivable	584	(3,184)
Other long-term tax assets	—	521
Other assets, net	22,519	(3,843)
Accounts payable and accrued liabilities	(19,093)	35,202
Income taxes payable	—	(84)
Other long-term tax liabilities	(19,569)	(17,157)
Other liabilities	4,737	(3,133)
Net cash provided by operating activities	233,783	147,481
Cash Flows from Investing Activities
Capital expenditures	(100,618)	(101,322)
Proceeds from sale of Echelon, net	343,750	—
Cash paid for exercise of LVE option	(187,000)	—
Proceeds from sale of other assets, net	4,875	—
Deposit of acquisition financing proceeds into escrow	—	(350,000)
Other investing activities	198	4,054
Net cash provided by (used in) investing activities	61,205	(447,268)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	2,711,375	642,600
Payments under Boyd Gaming bank credit facility	(2,738,325)	(836,375)
Borrowings under Peninsula bank credit facility	268,500	—
Payments under Peninsula bank credit facility	(296,688)	—
Borrowings under Borgata bank credit facility	297,100	515,300
Payments under Borgata bank credit facility	(300,800)	(541,800)
Proceeds from issuance of senior notes, net of issuance costs	—	338,500
Proceeds from acquisition financing	—	350,000
Debt financing costs, net	(36,396)	(2,881)
Payments on notes payable	(10,818)	—
Payments on early retirements of debt	(500,272)	—
Payments on non-recourse debt of variable interest entity	—	(755)
Proceeds from issuance of non-recourse debt by variable interest entity	—	2,668
Proceeds from stock options exercised	13,591	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2013 and 2012
_____________________________________________________________________________________________________

	Nine Months Ended
(In thousands)	September 30,
(Unaudited)	2013	2012
Restricted stock units released, net	(354)	—
Proceeds from sale of common stock	216,467	—
Other financing activities	—	(427)
Net cash (used in) provided by financing activities	(376,620)	466,830

Cash Flows from Discontinued Operations
Cash flows from operating activities	(2,144)	(1,636)
Cash flows from investing activities	56,751	(392)
Cash flows from financing activities	—	—
Net cash provided by (used in) discontinued operations	54,607	(2,028)
Change in cash and cash equivalents	(27,025)	165,015
Cash and cash equivalents, beginning of period	192,545	178,091
Change in cash classified as discontinued operations	283	373
Cash and cash equivalents, end of period	$165,803	$343,479

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$248,862	$160,373
Cash received for income taxes, net	(6,424)	(1)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$7,849	$8,707

Assets and Liabilities Deconsolidated of Variable Interest Entity
Current assets	$184,013	$—
Long-term assets	2,429	—
Total assets deconsolidated	$186,442	$—

Current liabilities	$48,366	$—
Noncontrolling interests	(48,924)	—
Total liabilities and noncontrolling interests deconsolidated	$(558)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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

Revisions and Reclassifications
The financial information for the three and nine months ended September 30, 2012 is derived from our condensed consolidated financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and has been revised to reflect the results of operations and cash flows of our Dania Jai-Alai property as discontinued operations. See Note 3, Acquisitions and Dispositions, for further discussion.

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications related to other assets of discontinued operations that were previously accumulated in property and equipment, current assets, and current liabilities for the year ended December 31, 2012. This reclassification had no effect on our total assets as previously reported in our condensed consolidated balance sheet. In addition, asset transactions costs that were previously accumulated in other operating charges were disaggregated in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively. This reclassification had no effect on our retained earnings or net loss as previously reported.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions, including, but not limited to, the sale of Echelon, and other business development activities.

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
The amounts included in promotional allowances for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Rooms	$39,296	$39,737	$109,737	$110,411
Food and beverage	52,708	48,975	153,361	144,094
Other	33,168	30,637	85,023	86,007
Total promotional allowances	$125,172	$119,349	$348,121	$340,512

The estimated costs of providing such promotional allowances for the three and nine months ended 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Rooms	$15,361	$16,980	$44,505	$46,079
Food and beverage	47,252	46,364	136,435	131,871
Other	6,499	6,931	17,058	18,817
Total cost of promotional allowances	$69,112	$70,275	$197,998	$196,767

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $99.2 million and $67.8 million for the three months ended September 30, 2013 and 2012, respectively, and $303.3 million and $206.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investment to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by Borgata, were $3.7 million and $28.5 million as of September 30, 2013 and December 31, 2012, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our condensed consolidated statements of operations. On July 17, 2013, the CRDA disbursed $45.1 million from our funds on deposit with the CRDA, we received a $22.5 million refund and redeemed a portion of Borgata's 9.5% Senior Secured Notes due 2015.

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

For the three months and nine months ended September 30, 2013, in accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. Our current rate is impacted by adjustments that are largely independent of our operating results before taxes. Such adjustments relate primarily to the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that are not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. As such, we believe this method provides the most reliable estimate of year-to-date income tax expense.

In the third quarter of 2013, the U.S. Treasury Department (“Treasury”) issued final regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace previously issued proposed and temporary regulations that were generally effective for tax years beginning in 2012; and whose effective date was subsequently changed in November 2012, to tax years beginning in 2014. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. Although the final regulations will affect taxpayers that acquire, produce, or improve tangible property, we do not expect them to have a material impact on our consolidated financial statements.
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
Tax positions, failing to qualify for initial recognition, are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

“more likely than not” standard, it is required that the tax position be derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Unrecognized tax benefits at September 30, 2013 and December 31, 2012 are $22.4 million and $38.4 million, respectively. Included in the $22.4 million balance of unrecognized tax benefits at September 30, 2013, are $16.8 million of benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. We have accrued $9.5 million and $12.4 million of interest and penalties in our condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012, respectively.
In 2013, we reached agreement on certain proposed adjustments in connection with our IRS examination for tax years ended 2005 through 2009. As a result of the agreed adjustments, we reduced our unrecognized tax benefits by $16.7 million, of which $0.9 million impacted our effective tax rate. Such agreements also resulted in a reduction to the interest accrued on our unrecognized tax benefits and a corresponding benefit to our tax provision of $3.9 million. During 2012, we reached an agreement with the Appeals Division in our IRS examination for tax years ended 2001 through 2004. We reduced our federal unrecognized tax benefits, primarily related to the settlement, by approximately $20.8 million on a net basis, of which $0.1 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our federal unrecognized tax benefits by approximately $4.9 million and recorded a $3.2 million benefit to our tax provision. During the third quarter of 2013, we received a refund of $4.3 million related to our 2001 through 2004 IRS examination.
We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible over the next twelve-month period, that we may experience a decrease in our unrecognized tax benefits, as of September 30, 2013, of up to $10.4 million. Approximately $8.4 million of the total reduction would impact our effective tax rate.
Earnings per Share
Basic earnings per share is computed by dividing net income applicable to Boyd Gaming Corporation's stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.
The weighted average number of common and common equivalent shares used in the calculations of basic and diluted earnings per share calculations for the three and nine months ended September 30, 2013 and 2012, consisted of the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Weighted average shares outstanding:
Basic	101,555	87,643	93,122	87,587
Potential dilutive effect	—	—	—	—
Diluted	101,555	87,643	93,122	87,587

Due to the net losses for all the periods presented, the effect of all potential common stock equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, recoverability of assets held for development, measurement of the fair value of our controlling interest and the noncontrolling interest in Borgata, fair valuations of acquired assets and assumed liabilities, estimated cash flows in assessing the recoverability of long-lived assets and assumptions relative to the valuation and impairment of goodwill and intangible assets, estimated valuation allowances for deferred tax assets, accruals for slot bonus point programs, estimates of certain tax liabilities and uncertain tax positions, determination of self-insured liability reserves, computation of share-

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

based payment valuation assumptions, estimates of fair values of assets and liabilities measured at fair value, estimates of fair values of assets and liabilities disclosed at fair value, fair values of derivative instruments and assessments of contingencies and litigation and claims. Actual results could differ from these estimates.

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

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit ("UTB") When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("Update 2013-11")
In July 2013, the FASB issued ASU 2013-11.

The objective of Update 2013-11 is to provide guidance on financial statement presentation of a UTB when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists.

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We have not yet adopted Update 2013-11. Update 2013-11 is not expected to have a material impact on our consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES

Acquisition of Peninsula Gaming
Overview
On November 20, 2012, we completed the acquisition of Peninsula Gaming, LLC ("Peninsula Gaming") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the results of its operations and cash flows are reported in our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013.

Status of Purchase Price Allocation
The Company has recognized the assets acquired and liabilities assumed in the Merger based on preliminary fair value estimates as of the date of the Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, the note payable to seller, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The final fair value determinations will be completed within one year of the closing date of the acquisition. The final fair value determinations may be significantly different than those reflected in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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

	Three Months Ended September 30, 2012
	Boyd Gaming Corporation (As Reported)	Peninsula Gaming	Boyd Gaming Corporation (Pro Forma)
(In thousands)
Condensed Statements of Operations
Net revenues	$612,390	$130,154	$742,544
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$1,833	$(13,963)
Basic and diluted loss per share	$(0.18)		$(0.16)

	Nine Months Ended September 30, 2012
	Boyd Gaming Corporation (As Reported)	Peninsula Gaming	Boyd Gaming Corporation (Pro Forma)
(In thousands)
Condensed Statements of Operations
Net revenues	$1,858,129	$397,769	$2,255,898
Net income (loss) attributable to Boyd Gaming Corporation	$(8,967)	$5,987	$(2,980)
Basic and diluted loss per share	$(0.10)		$(0.03)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

There were no assets and liabilities of the discontinued operation as of September 30, 2013, and the assets and liabilities of the discontinued operation as of December 31, 2012 were as follows:

December 31, 2012
(In thousands)
Assets
Cash and cash equivalents	$283
Other current assets	402
Current assets of discontinued operations	$685

Property and equipment, net	$37,674
Other assets	10
Noncurrent assets of discontinued operations	$37,684

Liabilities
Accounts payable and accrued expenses	$864
Liabilities of discontinued operations	$864

Net revenues, pre-tax income (loss) from operations, and income (loss), net of income taxes, presented as discontinued operations are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2013	2012
(In thousands)
Operations
Net revenues	$889	$2,140	$3,455

Income (loss) from discontinued operations before income taxes	$(1,039)	$(2,200)	$(3,295)
Income taxes	363	776	1,153
Loss (income) from discontinued operations, net of tax	$(676)	$(1,424)	$(2,142)

Disposal
Gain on disposal before income taxes	$—	$18,873	$—
Income tax expense	—	(6,659)	—
Gain on disposal, net of tax	$—	$12,214	$—

(Loss) income from discontinued operations, net of tax	$(676)	$10,790	$(2,142)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

On March 24, 2010, MGM transferred its interest in Holding Company ("MGM Interest") to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party as a part of a settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the “NJDGE”).

On February 20, 2013, MGM announced that it had entered into an amended settlement agreement with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the New Jersey Casino Control Commission for licensure in New Jersey with the March 24, 2013 deadline to sell the MGM Interest deferred pending the outcome of the licensure process.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

The effects of the consolidation of LVE on our financial position as of December 31, 2012, and its impact on our results of operations for the nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012 are reconciled by respective line items to amounts as reported in our condensed consolidated balance sheets and condensed consolidated statements of operations as follows:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended September 30, 2012

				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
REVENUES
Other revenue	$38,911	$2,724	$(2,724)	$38,911

COSTS AND EXPENSES
Selling, general and administrative	$112,389	$4	$—	$112,393
Preopening expenses	$4,342	$—	$(2,724)	$1,618

Operating income	$46,667	$2,720	$—	$49,387

Other expense
Interest expense, net	$71,134	$2,981	$—	$74,115

Loss from continuing operations before income taxes	$(24,195)	$(261)	$—	$(24,456)
Income taxes	8,050	—	—	8,050
Loss from continuing operations, net of tax	(16,145)	(261)	—	(16,406)
Loss from discontinued operations, net of tax	(676)	—	—	(676)
Net loss	(16,821)	(261)	—	(17,082)
Net income attributable to noncontrolling interest	1,025	—	261	1,286
Net income (loss) attributable to Boyd Gaming Corporation	$(15,796)	$(261)	$261	$(15,796)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	Nine Months Ended September 30, 2013
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
REVENUES
Other revenue	$125,017	$1,933	$(1,933)	$125,017

COSTS AND EXPENSES
Selling, general and administrative	$373,865	$—	$—	$373,865
Preopening expenses	$6,762	$—	$(1,933)	$4,829

Operating income	$237,188	$1,933	$—	$239,121

Other expense
Interest expense, net	$264,577	$2,376	$—	$266,953

Loss from continuing operations before income taxes	$(54,788)	$(443)	$—	$(55,231)
Income taxes	3,478	—	—	3,478
Loss from continuing operations, net of tax	(51,310)	(443)	—	(51,753)
Income from discontinued operations, net of tax	10,790	—	—	10,790
Net loss	(40,520)	(443)	—	(40,963)
Net income attributable to noncontrolling interest	7,596	—	443	8,039
Net income (loss) attributable to Boyd Gaming Corporation	$(32,924)	$(443)	$443	$(32,924)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	Nine Months Ended September 30, 2012
				Boyd Gaming
	Boyd Gaming			Corporation
	Corporation	LVE, LLC	Eliminations	(as consolidated)
(In thousands)
REVENUES
Other revenue	$110,416	$8,172	$(8,172)	$110,416

COSTS AND EXPENSES
Selling, general and administrative	$330,698	$13	$—	$330,711
Maintenance and utilities	$115,924	$—	$—	$115,924
Preopening expenses	$13,660	$—	$(8,172)	$5,488

Operating income	$178,305	$8,159	$—	$186,464

Other expense
Interest expense, net	$193,708	$9,023	$—	$202,731

Loss from continuing operations before income taxes	$(14,719)	$(864)	$—	$(15,583)
Income taxes	6,427	—	—	6,427
Loss from continuing operations, net of tax	(8,292)	(864)	—	(9,156)
Loss from discontinued operations, net of tax	(2,142)	—	—	(2,142)
Net loss	(10,434)	(864)	—	(11,298)
Net income attributable to noncontrolling interest	1,467	—	864	2,331
Net income (loss) attributable to Boyd Gaming Corporation	$(8,967)	$(864)	$864	$(8,967)

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

NOTE 6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Land	$336,078	$341,174
Buildings and improvements	3,842,193	3,826,880
Furniture and equipment	1,319,385	1,305,216
Riverboats and barges	189,139	187,620
Construction in progress	74,427	27,397
Other	21,751	23,013
Total property and equipment	5,782,973	5,711,300
Less accumulated depreciation	2,257,427	2,123,986
Property and equipment, net	$3,525,546	$3,587,314

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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

Depreciation expense for the three months ended September 30, 2013 and 2012 was $56.9 million and $48.9 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $173.6 million and $147.3 million, respectively.

NOTE 7.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
	Remaining	Value	Amortization	Losses	Assets, Net
(In thousands)
Amortizing intangibles:
Customer relationships	3.8 years	$154,000	$(57,361)	$—	$96,639
Non-competition agreement	0.2 years	3,200	(2,755)	—	445
Favorable lease rates	34.7 years	45,370	(9,651)	—	35,719
Development agreement	—	21,373	—	—	21,373
		223,943	(69,767)	—	154,176

Indefinite lived intangible assets:
Trademarks and other	Indefinite	192,405	—	(5,000)	187,405
Gaming license rights	Indefinite	955,457	(33,958)	(180,000)	741,499
		1,147,862	(33,958)	(185,000)	928,904
Balance, September 30, 2013		$1,371,805	$(103,725)	$(185,000)	$1,083,080

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
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

Annual Impairment Test
We perform our annual test of goodwill and other indefinite-lived intangible assets as of October 1. The annual test for 2013 is currently in process. The test is in the preliminary stages and it is not yet possible to determine the amount, if any, of impairment charges that may result from the current year test. The annual test performed in fourth quarter 2012 resulted in the recognition of a non-cash impairment charge of $17.5 million.

NOTE 8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
(In thousands)
Payroll and related expenses	$91,187	$86,448
Interest	50,120	67,145
Gaming liabilities	82,921	85,561
Accrued liabilities	138,297	124,578
Total accrued liabilities	$362,525	$363,732

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

NOTE 9.    LONG-TERM DEBT

Long-term debt, net of current maturities consists of the following:

	September 30, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
New Credit Facility	$1,447,900	$—	$(4,500)	$1,443,400
9.125% senior notes due 2018	500,000	—	(6,392)	493,608
9.00% senior notes due 2020	350,000	—	—	350,000
HoldCo Note	147,800	(21,773)	—	126,027
	2,445,700	(21,773)	(10,892)	2,413,035

Peninsula Gaming Debt:
Bank credit facility	826,213	—	—	826,213
8.375% senior notes due 2018	350,000	—	—	350,000
Other	14	—	—	14
	1,176,227	—	—	1,176,227
Total Boyd Debt	3,621,927	(21,773)	(10,892)	3,589,262

Borgata Debt:
Bank credit facility	16,300	—	—	16,300
9.50% senior secured notes due 2015	358,200	(1,731)	(4,064)	352,405
9.875% senior secured notes due 2018	393,500	(1,887)	(6,837)	384,776
	768,000	(3,618)	(10,901)	753,481
Less current maturities	29,759	—	—	29,759
Long-term debt, net	$4,360,168	$(25,391)	$(21,793)	$4,312,984

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Prior Credit Facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
HoldCo Note and other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Debt:
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853
Boyd Gaming Debt

New Credit Agreement
On August 14, 2013, we entered into the Third Amended and Restated Credit Agreement (the "New Credit Facility"), among the Company , certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The New Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Prior Credit Facility") dated as of December 17, 2010.

The New Credit Facility provides for (i) a $600.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), (ii) a $250.0 million senior secured term A loan (the "Term A Loan"), and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events); The Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events). The Term A Loan and Term B Loan were fully funded on the closing date. Proceeds from the New Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transactions costs in connection with the New Credit Facility and may be used for working capital and other general corporate purposes.

The New Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to the greater of: (i) $400.0 million to be comprised of increases to the Revolving Credit Facility and new or increased term loans plus $150.0 million of increases to the Revolving Credit Facility and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

(ii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Secured Leverage Ratio (as defined in the New Credit Agreement) to exceed 4.25 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the New Credit Facility (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis, (ii) the loans under the Term B Loan will amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2014, the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the New Credit Facility.

The interest rate on the outstanding balance from time to time of the Revolving Credit Facility and the Term A Loan is based upon, at the Company's option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using LIBOR) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%.

The “base rate” under the New Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under for the New Credit Facility was 3.7% at September 30, 2013. The blended interest rate for outstanding borrowings under the Prior Credit Facility at December 31, 2012 was 3.7%.

Amounts outstanding under the New Credit Facility may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions, including a 1.00% prepayment premium for any prepayment of the Term B Loan prior to February 14, 2014 that is accompanied by a repricing of the Term B Loan.

The New Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the New Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness. We believe that, at September 30, 2013, we were in compliance with the New Credit Facility covenants.

The Company's obligations under the New Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the New Credit Facility.

During the nine months ended September 30, 2013, we recognized approximately $20.8 million on the loss on the early extinguishment of the Prior Credit Facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Amounts Outstanding
The net amounts outstanding under the New Credit Facility at September 30, 2013, were:

(In thousands)
Revolving Credit Facility	$290,000
Term A Loan	250,000
Term B Loan	900,000
Swing Loan	3,400
Total outstanding borrowings under the New Credit Facility	$1,443,400

After consideration of $8.5 million allocated to support various letters of credit, approximately $293.6 million of availability remained under the New Credit Facility at September 30, 2013.

The net amounts outstanding under the Prior Credit Facility at December 31, 2012, were:

(In thousands)
Extended Revolving Facility	$660,000
Initial Term Loan	450,000
Increased Term Loan	332,500
Swing Loan	24,135
Total outstanding borrowings under the Prior Credit Facility	$1,466,635

Senior Notes
9.125% Senior Notes due December 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at September 30, 2013.

Second Supplemental Indenture Relating to the 9.125% Senior Notes due 2018
On August 14, 2013 the Company entered into a Second Supplemental Indenture (the “9.125% Senior Notes Supplemental Indenture”) to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, as supplemented by that certain First Supplemental Indenture dated as of October 27, 2011 by and among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the “9.125% Senior Notes Indenture”), relating to the 9.125% Senior Notes due 2018 of the Company. The 9.125% Senior Notes Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts, LLC as a Guarantor thereunder.

Senior Notes
9.00% Senior Notes due July 2020
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at September 30, 2013.

Pursuant to the registration rights agreement entered into with the initial purchasers on June 8, 2012, the date these notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we would file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 notes for new notes with terms substantially identical in all material respects to the 2020 notes, and consummate the exchange offer within 365 days

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

of the issuance of the notes. We filed the registration statement with the SEC on March 22, 2013. The registration statement was declared effective on April 23, 2013 and the exchange offer was completed on May 31, 2013.

First Supplemental Indenture Relating to the 9% Senior Notes due 2020
On August 14, 2013 the Company entered into a Supplemental Indenture (the “9% Supplemental Indenture”) to that certain Indenture dated as of June 8, 2012 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the “9% Senior Notes Indenture”), relating to the 9% Senior Notes due 2020 of the Company. The 9% Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts, LLC as a Guarantor thereunder.

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

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
On August 7, 2013, we issued a notice we would redeem $240.8 million notes at a redemption price of 101.188% plus accrued and unpaid interest to the redemption date. The redemption was completed on August 7, 2013 and resulted in a write-off of unamortized debt fees of $1.0 million, which was recognized in our third quarter 2013 financial results.

As a result of this redemption, these notes have been fully extinguished.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our New Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 9.00% to 9.125%) and principal repayments of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Gaming Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under the Peninsula Gaming $875.0 million senior secured credit facility (the "Peninsula Credit Facility") were 4.2% and 5.7% at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, approximately $826.2 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $31.8 million.

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula Gaming entered into the First Amendment to the Peninsula Credit Agreement (the “Peninsula Amendment”), among Peninsula Gaming, certain financial institutions and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, “Administrative Agent”) for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement dated as of November 14, 2012 (as amended, restated, supplemented or otherwise modified

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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

As a result of the Peninsula Amendment, Peninsula Gaming incurred $10.2 million of financing fees of which $8.2 million were capitalized as of September 30, 2013 and $2.0 million were expensed as incurred for the nine months ended September 30, 2013.

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

Compliance with Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula Gaming's net assets were restricted from distribution under the Peninsula Gaming Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition Sub. We believe we were in compliance with our financial covenants at September 30, 2013.

Senior Notes
8.375% Senior Notes due February 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at September 30, 2013.

Borgata Debt

Borgata Bank Credit Facility
On July 24, 2013, the Marina District Finance Company Inc. ("MDFC") entered into an Amended and Restated Credit Agreement (the “New Borgata Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Borgata Credit Agreement”), which provided for the Borgata bank credit facility.

The New Borgata Credit Facility provides for a $60 million senior secured revolving credit facility (the “Borgata Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

availability under the New Borgata Credit Facility was used to repay obligations outstanding under the Prior Borgata Credit Agreement.

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

The New Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the New Borgata Credit Facility will have priority in payment to the payment of the 2015 Borgata Notes and the 2018 Borgata Notes. Neither we nor our subsidiaries (other than MDDC) are a guarantor of the New Borgata Credit Facility.

Outstanding borrowings under the New Borgata Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under the New Credit Facility was 4.1% at September 30, 2013. At September 30, 2013, approximately $16.3 million was outstanding under the credit facility, with $3.2 million allocated to support letters of credit, leaving contractual availability of $40.5 million. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

The New Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends. MDFC believes that it was in compliance with these covenants at September 30, 2013.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at September 30, 2013. In August 2013, MDFC redeemed $39.8 million of its 9.5% Senior Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at September 30, 2013.

As a result of the Borgata Amendment, Borgata incurred approximately $2.1 million of financing fees.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding with mediation scheduled on November 20, 2013. We are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties. The estimated refund, as of May 30, 2013 was in the range of $19.1 million to $21.6 million, including interest. In 2009, the Department audited and denied our refund claim while simultaneously issuing a $12.3 million sales tax deficiency

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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
Blue Chip Property Taxes
Blue Chip received a property tax assessment for its 2010 and 2011 tax year in January 2013 and August 2013, respectively, but has not received valuation notices or final tax rates for years 2012 and 2013. The 2010 and 2011 tax assessments increased the taxable property value approximately 46% over the settlement valuation agreed to in Blue Chip's 2009 appeal. We have made the minimum required payment against provisional bills received for tax years 2010 and 2011, both of which were based on our 2009 settlement valuation. We have not received tax assessment notices for tax years 2012 or 2013. We have appealed the 2010 and 2011 tax assessment and believe the assessments for the period from January 1, 2010 through September 30, 2013 could result in a total property tax obligation, net of previous payments, ranging between $5.4 million and $14.7 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $14.7 million for this property tax liability as of September 30, 2013, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount assessed. The final tax assessment notices for the period January 1, 2012 through September 30, 2013, could result in further adjustment to our estimated property tax liability at Blue Chip.

Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City has indicated that they will appeal the appeal the decision. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in January 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s expected appeal, we will not record any gain until a final, non-appealable decision has been rendered. The

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

final resolution of our appeals for the period January 1, 2009 through September 30, 2013 could result in adjustment to our estimated property tax liability at Borgata.

Legal Matters
We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Issuance of Common Stock
On August 1, 2013, we entered into an underwriting agreement with Deutsche Bank Securities and J.P. Morgan Securities, LLC (the "Representatives") and the other underwriters of the party thereto (together with the Representatives, the "Underwriters"), pursuant to which we sold 18,975,000 shares of our common stock (the "Shares") to the Underwriters, which included the full exercise of the Underwriters' option to purchase additional shares of common stock. All of the Shares were sold by the Company on August 7, 2013. The net proceeds received by the Company after the underwriting discount, but before expenses, were approximately $216.7 million.

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

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Gaming	$59	$59	$176	$176
Food and beverage	12	11	34	34
Room	5	5	16	16
Selling, general and administrative	298	298	894	894
Corporate expense	1,675	1,234	7,913	6,440
Total shared-based compensation expense	$2,049	$1,607	$9,033	$7,560

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Changes in the noncontrolling interest during the nine months ended September 30, 2013 are as follows:

	Nine Months Ended September 30, 2013
	Holding Company	LVE	Other	Total
(In thousands)
Balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Attributable net loss	(7,596)	(443)	—	(8,039)
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, September 30, 2013	$200,681	$—	$20	$200,701

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	September 30, 2013
	Balance	Level 1	Level 2	Level 3
(In thousands)
Assets
Cash and cash equivalents	$165,803	$165,803	$—	$—
Restricted cash	27,191	27,191	—	—
CRDA deposits	3,726	—	—	3,726
Investment available for sale	17,937	—	—	17,937

Liabilities
Merger earnout	$8,983	$—	$—	$8,983
Contingent payments	4,447	—	—	4,447

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
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

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at September 30, 2013 and December 31, 2012.

CRDA Deposits
The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at September 30, 2013 and December 31, 2012.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $22.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of September 30, 2013 and December 31, 2012. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At September 30, 2013 and December 31, 2012, $0.4 million and $0.3 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2013 and December 31, 2012, $17.6 million is included in investment on the condensed consolidated balance sheets. The discount associated with this investment of $3.5 million and $3.6 million as of September 30, 2013 and December 31, 2012, respectively, is netted with the investment on the condensed consolidated balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of comprehensive income (loss).

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the earnout determined in conjunction with the preliminary purchase price allocation using the modified Black-Scholes option pricing model, which requires the following assumptions: expected EBITDA volatility, forecasted 2015 EBITDA, risk-free interest rates and risk adjusted discount rate. The fair value of the earnout liability is not yet finalized and is therefore subject to change. We formed our preliminary valuation assumptions using historical experience in the gaming industry and observable market conditions. The contingent consideration agreement will be fair valued periodically with updated assumptions and any change in the fair value of the obligation will be included in the consolidated statements of comprehensive

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

income (loss). At September 30, 2013 and December 31, 2012, there were outstanding liabilities of $9.0 million and $9.8 million, respectively, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets.

Contingent Payments
In connection with KSC’s acquisition of the land upon which KSC’s casino was developed, KSC agreed to pay a former casino project developer and option holder 1% of KSC’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At each of September 30, 2013 and December 31, 2012, there was a current liability of $0.9 million related to this agreement which was recorded in accrued liabilities on the respective condensed consolidated balance sheets and long-term obligations of $3.5 million and $3.6 million, respectively, which were included in other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the fair value of the Company's Level 3 assets and liabilities for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013
	Assets		Liabilities
	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
(In thousands)
Balance at July 1, 2013	$17,742	$25,114	$(8,983)	$(4,470)
Deposits	—	1,738	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	28	(581)	—	(191)
Included in other comprehensive income (loss)	167	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	(22,545)	—	214
Ending balance at September 30, 2013	$17,937	$3,726	$(8,983)	$(4,447)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$28	$—	$—	$—
Included in interest expense	—	—	—	(191)
Included in non-operating income	—	—	—	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	Nine Months Ended September 30, 2013
	Assets		Liabilities
	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
(In thousands)
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(14,363)
Deposits	—	5,145	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	78	(7,338)	817	(578)
Included in other comprehensive income (loss)	282	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	(22,545)	—	10,494
Ending balance at September 30, 2013	$17,937	$3,726	$(8,983)	$(4,447)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$78	$—	$—	$167
Included in interest expense	—	—	—	(578)
Included in non-operating income	—	—	817	—

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.5%
CRDA deposits	Valuation Allowance	Reserves	33.3%
Merger earnout	Option Model	Risk-free interest rate	0.4%
		Risk-adjusted discount rate	14.5%
		EBITDA volatility	21.3%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our note receivable, obligation under minimum assessment agreements and other financial instruments at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Assets
Note receivable	$2,524	$2,524	$2,524	Level 3

Liabilities
Obligation under assessment arrangements	$37,750	$28,779	$28,531	Level 3
Other financial instruments	400	336	336	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Assets
Note receivable	$2,470	$2,470	$2,470	Level 3

Liabilities
Obligation under assessment arrangements	$38,787	$29,335	$29,113	Level 3
Other financial instruments	500	413	413	Level 3

The following tables provide the fair value measurement information about our long-term debt at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
New Credit Facility	$1,447,900	$1,443,400	$1,454,820	Level 2
9.125% Senior Notes due 2018	500,000	493,608	547,500	Level 1
9.00% Senior Notes due 2020	350,000	350,000	381,500	Level 1
Other	147,800	126,027	122,287	Level 3
	2,445,700	2,413,035	2,506,107

Peninsula Gaming Debt:
Bank credit facility	826,213	826,213	833,375	Level 2
8.375% senior notes due 2018	350,000	350,000	381,500	Level 1
Other	14	14	14	Level 3
	1,176,227	1,176,227	1,214,889
Total Boyd debt	3,621,927	3,589,262	3,720,996

Borgata Debt:
Borgata bank credit facility	16,300	16,300	16,300	Level 2
Borgata 9.50% Senior Secured Notes due 2015	358,200	352,405	370,737	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	384,776	410,224	Level 1
Total Borgata debt	768,000	753,481	797,261
Total debt	$4,389,927	$4,342,743	$4,518,257

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Prior Credit Facility	$1,474,850	$1,466,635	$1,508,516	Level 2
9.125% Senior Notes due 2018	500,000	492,680	523,995	Level 1
9.00% Senior Notes due 2020	350,000	350,000	347,158	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,460	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	236,537	Level 1
Other	158,141	125,475	123,424	Level 3
	2,939,409	2,891,208	2,956,090

Peninsula Gaming Debt:
Bank credit facility	854,400	854,400	868,838	Level 2
8.375% Senior Notes due 2018	350,000	350,000	367,721	Level 1
Other	494	491	494	Level 3
	1,204,894	1,204,891	1,237,053
Total Boyd Debt	4,144,303	4,096,099	4,193,143

Borgata Debt:
Borgata bank credit facility	20,000	20,000	20,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total Borgata debt	811,500	793,324	796,100
Total debt	$4,955,803	$4,889,423	$4,989,243

The estimated fair value of the New Credit Facility is based on a relative value analysis performed on or about September 30, 2013. The estimated fair value of the Prior Credit Facility is based on a relative value analysis performed on or about December 31, 2012. The estimated fair value of the Peninsula Credit Facility is based on the relative value analysis performed on or about September 30, 2013 and December 31, 2012. The estimated fair value of Borgata's bank credit facility at September 30, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated and senior notes and Borgata's senior secured notes are based on quoted market prices as of September 30, 2013 and December 31, 2012, respectively. Debt included in the “Other” category has an escalating interest rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on the short-term nature of the note (maturing is less than five years) after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2013 or 2012.

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At December 31, 2012, the carrying value of LVE's long-term debt approximated its fair value due to the prevailing interest rates on the debt, which are comparable to market.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Other operating costs and expenses include deferred rent, and share-based compensation expense charged to our Reportable Segments.

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Net Revenues
Las Vegas Locals	$140,291	$138,787	$442,808	$442,563
Downtown Las Vegas	52,674	53,547	162,884	166,494
Midwest and South	214,831	232,965	668,221	710,415
Peninsula	130,722	—	400,416	—
Atlantic City	200,051	187,091	538,572	538,657
Reportable Segment Net Revenues	$738,569	$612,390	$2,212,901	$1,858,129

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$26,350	$24,271	$104,278	$97,292
Downtown Las Vegas	5,534	6,356	21,942	22,897
Midwest and South	41,936	48,708	140,243	157,841
Peninsula	45,274	—	144,309	—
Atlantic City	46,592	33,350	102,844	102,966
Reportable Segment Adjusted EBITDA	165,686	112,685	513,616	380,996

Other operating costs and expenses
Corporate expense	10,409	9,082	34,675	29,756
Deferred rent	956	996	2,872	2,988
Depreciation and amortization	69,002	50,424	209,358	151,059
Preopening expense	1,675	1,618	4,829	5,488
Share-based compensation expense	2,048	1,607	9,033	7,560
Impairment of assets	1,250	—	6,282	—
Asset transaction costs	(1,362)	645	2,265	6,917
Other operating charges, net	3,386	(1,074)	5,181	(9,236)
Total other operating costs and expenses	87,364	63,298	274,495	194,532
Operating income	$78,322	$49,387	$239,121	$186,464

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Total Assets
The Company's total assets by Reportable Segment consisted of the following amounts at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
(In thousands)
Assets
Las Vegas Locals	$1,190,711	$1,215,494
Downtown Las Vegas	132,462	133,689
Midwest and South	1,336,878	1,367,063
Peninsula	1,550,006	1,604,778
Atlantic City	1,330,547	1,388,562
Total Reportable Segment assets	5,540,604	5,709,586
Corporate	232,477	395,436
Other	—	227,171
Total assets	$5,773,081	$6,332,193

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

The tables below present the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012 and the condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012. The Company has corrected certain prior year amounts in the current year presentation to reflect certain intercompany activities between the parent and the sub-groups that had previously been excluded from the presentation, and to properly record the impact of certain reclassification entries within the correct sub-group.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Assets
Cash and cash equivalents	$—	$99,487	$30,866	$35,450	$—	$165,803
Other current assets	90,894	(15,574)	37,657	45,955	135	159,067
Property and equipment, net	63,431	1,839,262	448,036	1,174,817	—	3,525,546
Investments in subsidiaries	3,158,525	268,870	8,213	311	(3,435,919)	—
Intercompany receivable	—	563,945	47,096	—	(611,041)	—
Other assets, net	38,440	12,724	79,411	14,081	—	144,656
Intangible assets, net	—	466,676	556,060	60,344	—	1,083,080
Goodwill, net	—	212,795	482,134	—	—	694,929
Total assets	$3,351,290	$3,448,185	$1,689,473	$1,330,958	$(4,046,825)	$5,773,081

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,259	$—	$—	$29,759
Other current liabilities	57,662	214,282	68,169	103,274	(573)	442,814
Intercompany payable	485,232	—	125,398	103	(610,733)	—
Long-term debt, net of current maturities	2,265,508	—	1,293,995	753,481	—	4,312,984
Other long-term liabilities	11,617	186,586	47,832	30,925	92	277,052

Common stock	1,078	31,124	—	—	(31,124)	1,078
Additional paid-in capital	894,222	2,736,895	244,003	480,833	(3,461,731)	894,222
Retained earnings (deficit)	(384,734)	279,298	(97,388)	(37,658)	(144,252)	(384,734)
Accumulated other comprehensive loss	(795)	—	(795)	—	795	(795)
Total Boyd Gaming Corporation stockholders' equity	509,771	3,047,317	145,820	443,175	(3,636,312)	509,771
Noncontrolling interest	—	—	—	—	200,701	200,701
Total stockholders' equity	509,771	3,047,317	145,820	443,175	(3,435,611)	710,472
Total liabilities and stockholders' equity	$3,351,290	$3,448,185	$1,689,473	$1,330,958	$(4,046,825)	$5,773,081

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$32,018	$395,991	$147,905	$200,051	$(37,396)	$738,569

Costs and expenses
Operating	462	223,748	80,857	100,573	—	405,640
Selling, general and administrative	11,698	58,809	15,510	36,830	(10)	122,837
Maintenance and utilities	—	25,639	4,040	16,056	—	45,735
Depreciation and amortization	1,610	30,281	22,774	14,337	—	69,002
Corporate expense	11,423	(7)	668	—	—	12,084
Preopening expense	(537)	—	1,883	329	—	1,675
Impairments of assets	—	1,250	—	—	—	1,250
Asset transactions costs	(1,692)	399	132	(201)	—	(1,362)
Other operating charges and credits, net	134	43	63	3,146	—	3,386
Intercompany expenses	301	26,885	10,200	—	(37,386)	—
Total costs and expenses	23,399	367,047	136,127	171,070	(37,396)	660,247

Equity in earnings of subsidiaries	11,012	(4,291)	—	—	(6,721)	—
Operating income (loss)	19,631	24,653	11,778	28,981	(6,721)	78,322

Other expense (income)
Interest expense, net	36,936	2,270	23,104	20,282	—	82,592
Loss on early extinguishments of debt	24,605	—	—	2,536	—	27,141
Other, net	136	—	—	—	—	136
Total other expense, net	61,677	2,270	23,104	22,818	—	109,869

Income (loss) from continuing operations before income taxes	(42,046)	22,383	(11,326)	6,163	(6,721)	(31,547)
Income taxes benefit (expense)	4,779	(1,336)	(5,760)	(731)	—	(3,048)
Income (loss) from continuing operations, net of tax	(37,267)	21,047	(17,086)	5,432	(6,721)	(34,595)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	(37,267)	21,047	(17,086)	5,432	(6,721)	(34,595)
Net loss attributable to noncontrolling interest	—	—	—	—	(2,672)	(2,672)
Net income (loss) attributable to controlling interest	$(37,267)	$21,047	$(17,086)	$5,432	$(9,393)	$(37,267)
Comprehensive income (loss)	$(37,215)	$21,047	$(17,034)	$5,432	$(6,773)	$(34,543)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$27,949	$413,281	$12,554	$189,815	$(31,209)	$612,390

Costs and expenses
Operating	456	235,163	12,796	102,357	—	350,772
Selling, general and administrative	11,331	63,579	2,008	35,475	—	112,393
Maintenance and utilities	—	21,532	483	15,914	—	37,929
Depreciation and amortization	1,925	31,567	624	16,308	—	50,424
Corporate expense	9,877	25	415	—	—	10,317
Preopening expense	589	3,493	260	—	(2,724)	1,618
Asset transactions costs	645	—	—	—	—	645
Other operating charges and credits, net	—	524	5	(1,624)	—	(1,095)
Intercompany expenses	346	27,644	495	—	(28,485)	—
Total costs and expenses	25,169	383,527	17,086	168,430	(31,209)	563,003

Equity in earnings of subsidiaries	10,122	(2,584)	—	—	(7,538)	—
Operating income (loss)	12,902	27,170	(4,532)	21,385	(7,538)	49,387

Other expense (income)
Interest expense, net	43,415	3,350	3,342	23,736	—	73,843
Total other expense, net	43,415	3,350	3,342	23,736	—	73,843

Income (loss) from continuing operations before income taxes	(30,513)	23,820	(7,874)	(2,351)	(7,538)	(24,456)
Income taxes benefit (expense)	14,717	(7,828)	1,124	37		8,050
Income (loss) from continuing operations, net of tax	(15,796)	15,992	(6,750)	(2,314)	(7,538)	(16,406)
Income (loss) from discontinued operations, net of tax	—	—	(676)	—	—	(676)
Net income (loss)	(15,796)	15,992	(7,426)	(2,314)	(7,538)	(17,082)
Net loss attributable to noncontrolling interest	—	—	—	—	1,286	1,286
Net income (loss) attributable to controlling interest	$(15,796)	$15,992	$(7,426)	$(2,314)	$(6,252)	$(15,796)
Comprehensive income (loss)	$(15,796)	$15,992	$(7,426)	$(1,080)	$(7,538)	$(15,848)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$106,132	$1,238,422	$452,555	$540,505	$(124,713)	$2,212,901

Costs and expenses
Operating	1,386	680,970	241,394	279,676	—	1,203,426
Selling, general and administrative	35,183	179,365	48,131	111,227	(41)	373,865
Maintenance and utilities	—	70,087	11,073	44,826	—	125,986
Depreciation and amortization	5,008	90,992	67,910	45,448	—	209,358
Corporate expense	39,463	87	3,038	—	—	42,588
Preopening expense	563	2,892	2,920	387	(1,933)	4,829
Impairments of assets	—	13,984	—	5,032	(12,734)	6,282
Asset transactions costs	1,043	724	293	205	—	2,265
Other operating charges and credits, net	412	1,396	227	3,146	—	5,181
Intercompany expenses	912	90,132	31,695	—	(122,739)	—
Total costs and expenses	83,970	1,130,629	406,681	489,947	(137,447)	1,973,780

Equity in earnings of subsidiaries	84,122	13,379	—	—	(97,501)	—
Operating income (loss)	106,284	121,172	45,874	50,558	(84,767)	239,121

Other expense (income)
Interest expense, net	121,004	7,632	72,262	64,276	—	265,174
Loss on early extinguishments of debt	25,001	—	1,976	2,536	—	29,513
Other, net	136	—	(471)	—	—	(335)
Total other expense, net	146,141	7,632	73,767	66,812	—	294,352

Income (loss) from continuing operations before income taxes	(39,857)	113,540	(27,893)	(16,254)	(84,767)	(55,231)
Income taxes benefit (expense)	6,933	(4,260)	103	702	—	3,478
Income (loss) from continuing operations, net of tax	(32,924)	109,280	(27,790)	(15,552)	(84,767)	(51,753)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	(32,924)	109,280	(4,266)	(15,552)	(97,501)	(40,963)
Net loss attributable to noncontrolling interest	—	—	—	—	8,039	8,039
Net income (loss) attributable to controlling interest	$(32,924)	$109,280	$(4,266)	$(15,552)	$(89,462)	$(32,924)
Comprehensive income (loss)	$(32,757)	$109,280	$(4,099)	$(15,552)	$(97,668)	$(40,796)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Net revenues	$91,626	$1,281,805	$39,303	$546,829	$(101,434)	$1,858,129

Costs and expenses
Operating	1,367	705,224	40,047	288,047	—	1,034,685
Selling, general and administrative	34,010	187,481	6,206	103,014	—	330,711
Maintenance and utilities	—	70,070	1,209	44,645	—	115,924
Depreciation and amortization	6,152	95,529	1,926	47,452	—	151,059
Corporate expense	35,272	(32)	957	—	—	36,197
Preopening expense	1,494	11,317	609	240	(8,172)	5,488
Asset transactions costs	6,917	—	—	—	—	6,917
Other operating charges and credits, net	—	(5,509)	5	(3,812)	—	(9,316)
Intercompany expenses	1,011	90,766	1,485	—	(93,262)	—
Total costs and expenses	86,223	1,154,846	52,444	479,586	(101,434)	1,671,665

Equity in earnings of subsidiaries	61,297	(6,104)	—	—	(55,193)	—
Operating income (loss)	66,700	120,855	(13,141)	67,243	(55,193)	186,464

Other expense (income)
Interest expense, net	117,503	10,703	2,933	70,908	—	202,047
Total other expense, net	117,503	10,703	2,933	70,908	—	202,047

Income (loss) from continuing operations before income taxes	(50,803)	110,152	(16,074)	(3,665)	(55,193)	(15,583)
Income taxes benefit (expense)	41,836	(38,456)	3,183	(136)	—	6,427
Income (loss) from continuing operations, net of tax	(8,967)	71,696	(12,891)	(3,801)	(55,193)	(9,156)
Income (loss) from discontinued operations, net of tax	—	—	(2,142)	—	—	(2,142)
Net income (loss)	(8,967)	71,696	(15,033)	(3,801)	(55,193)	(11,298)
Net loss attributable to noncontrolling interest	—	—	—	—	2,331	2,331
Net income (loss) attributable to controlling interest	$(8,967)	$71,696	$(15,033)	$(3,801)	$(52,862)	$(8,967)
Comprehensive income (loss)	$(8,967)	$71,696	$(15,033)	$(100)	$(55,193)	$(7,597)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Cash flows from operating activities
Net cash from operating activities	$143,937	$16,964	$12,695	$64,420	$(4,233)	$233,783

Cash flows from investing activities
Capital expenditures	(22,922)	(36,191)	(25,107)	(16,398)	—	(100,618)
Proceeds from sale of Echelon	343,750	—	—	—	—	343,750
Cash paid for exercise of LVE option	(187,000)					(187,000)
Proceeds from sale of other assets, net	4,875					4,875
Investment in subsidiaries	(4,233)	—	—	—	4,233	—
Other investing activities	—	—	222	(24)		198
Net cash from investing activities	134,470	(36,191)	(24,885)	(16,422)	4,233	61,205

Cash flows from financing activities
Borrowings under bank credit facility	2,711,375	—	268,500	297,100		3,276,975
Payments under bank credit facility	(2,738,325)	—	(296,688)	(300,800)		(3,335,813)
Debt financing costs, net	(23,562)	—	(10,288)	(2,546)		(36,396)
Payments on notes payable	(10,341)	—	(477)	—		(10,818)
Payments on early retirement of debt	(459,278)	—	—	(40,994)		(500,272)
Distribution to parent	9,500	—	(9,500)	—	—	—
Proceeds from stock options exercised	13,591	—	—	—		13,591
Restricted stock units released, net	(354)	—	—	—		(354)
Proceeds from sale of common stock, net	216,467	—	—	—		216,467
Net cash from financing activities	(280,927)	—	(48,453)	(47,240)	—	(376,620)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash flows from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(19,227)	(6,036)	758	—	(27,025)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$99,487	$30,866	$35,450	$—	$165,803

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
(In thousands)
Cash flows from operating activities
Net cash from operating activities	$(101,627)	$17,141	$190,413	$41,554	$—	$147,481

Cash flows from investing activities
Capital expenditures	(40,641)	(26,807)	120	(33,994)	—	(101,322)
Deposit of acquisition financing proceeds into escrow	—	—	(350,000)	—	—	(350,000)
Investment in subsidiaries	88	—	—	(88)	—	—
Other investing activities	—	225	20	3,809	—	4,054
Net cash from investing activities	(40,553)	(26,582)	(349,860)	(30,273)	—	(447,268)

Cash flows from financing activities
Borrowings under bank credit facility	642,600	—	—	515,300	—	1,157,900
Payments under bank credit facility	(836,375)	—	—	(541,800)	—	(1,378,175)
Debt financing costs, net	(2,664)	—	—	(217)	—	(2,881)
Proceeds from issuance of debt	338,500	—	—	2,668	—	341,168
Proceeds from acquisition financing	—	—	350,000	—	—	350,000
Payments on non-recourse debt of variable interest entity	—	—	—	(755)	—	(755)
Other financing activities	117	(544)	—	—	—	(427)
Net cash from financing activities	142,178	(544)	350,000	(24,804)	—	466,830

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(1,636)	—	—	(1,636)
Cash flows from investing activities	—	—	(392)	—	—	(392)
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(2,028)	—	—	(2,028)

Net change in cash and cash equivalents	(2)	(9,985)	188,525	(13,523)	—	165,015
Cash and cash equivalents, beginning of period	364	128,185	3,279	46,263	—	178,091
Change in cash classified as discontinued operations	—	—	373	—	—	373
Cash and cash equivalents, end of period	$362	$118,200	$192,177	$32,740	$—	$343,479

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2013. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

•
Food and beverage revenue indicators: average guest check means the average amount spent per customer visit and is an indicator of volume and product offerings; and number of guests served ("food covers") is an indicator of volume; and the cost per guest served is an indicator of operating margin.

•	Room revenue indicators: hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; and average daily rate ("ADR") which is a price indicator.

Our Strategy
Our overriding strategy is to increase shareholder value and grow our business by focusing on the following strategic initiatives:

Strengthening our Balance Sheet
We are committed to finding opportunities to strengthen our balance sheet through diversifying and increasing cash flows to provide for deleveraging.

Operating Efficiently
We also are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. The efficiencies of our business model position us to flow a substantial portion of revenue gains directly to the bottom line. Margin improvements will remain a driver of profit growth for the Company going forward.

Evaluating Acquisition Opportunities
Our evaluations of potential transactions and acquisitions are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price.

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

Overall Outlook
We believe that our key operating results for the three and nine months ended September 30, 2013 are the result of an uneven economic recovery that has resulted in reduced discretionary spending, particularly among our casual players. We believe discretionary spending decreased as a result of higher payroll taxes and uncertainties regarding future expectations that included potential higher unemployment and lower incomes. Over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has generally shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities. As a result of the challenging macroeconomic environment, we continue to look for opportunities to strengthen our balance sheet and reduce our debt.

On May 22, 2013, we completed the sale of certain assets and liabilities of our Dania Jai-Alai pari-mutuel facility, located in Dania Beach, Broward County, Florida, received cash proceeds of $58.5 million and recognized a pre-tax gain from the sale of $18.9 million. In addition, on March 1, 2013, we entered into a definitive agreement to sell the Echelon site and related site improvements for $350.0 million in cash. The transaction was completed on March 4, 2013, and we realized approximately $157.0 million in net proceeds from the sale. In addition to the benefit of monetizing the Echelon assets, we will realize savings benefits of approximately $16 million to $17 million per year due to the elimination of annually recurring expenses related to contractual obligations and site preservation. The monetization of Echelon and Dania reflect our commitment to strengthen our balance sheet and improve our long-term financial position.

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
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty-program-based iPhone and Android application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer's iPhone, iPad or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program by providing real-time personalized information on hotel, dining and gaming offers when a customer visits a Boyd property, instant access to event information, schedules and special offers. and a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games' locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools allow our customers to receive the greatest value from their "B Connected" membership, and ensure that our marketing is as effective as possible.

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

7.125% Senior Subordinated Notes due February 2016
On August 7, 2013, we issued a notice we would redeem $240.8 million notes at a redemption price of 101.188% plus accrued and unpaid interest to the redemption date. The redemption was completed on August 7, 2013 and resulted in a write-off of unamortized debt fees of $1.0 million, which was recognized in our third quarter 2013 financial results.

As a result of this redemption, these notes have been fully extinguished.

Borgata 9.5% Senior Notes Partial Redemption
During August 2013, MDFC redeemed a total of $39.8 million of its 9.5% Senior Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

Issuance of Common Stock
On August 1, 2013, we entered into an underwriting agreement with Deutsche Bank Securities and J.P. Morgan Securities, LLC (the "Representatives") and the other underwriters of the party thereto (together with the Representatives, the "Underwriters"), pursuant to which we sold 18,975,000 shares of our common stock (the "Shares") to the Underwriters, which included the full exercise of the Underwriters' option to purchase additional shares of common stock. All of the Shares were sold by the Company on August 7, 2013. The net proceeds received by the Company after the underwriting discount, but before expenses, were approximately $216.7 million.

RESULTS OF OPERATIONS

The results for the three and nine months ended September 30, 2013 reflect the results of Peninsula Gaming, LLC ("Peninsula Gaming"), which we acquired (the "Peninsula Acquisition") on November 20, 2012.

Overview of Key Operating Results
Three and Nine Months Ended September 30, 2013 and 2012
The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Net revenues	$738,569	$612,390	$2,212,901	$1,858,129
Operating income	78,322	49,387	239,121	186,464
Income (loss) from continuing operations, net of tax	(34,595)	(16,406)	(51,753)	(9,156)
Income (loss) from discontinued operation, net of tax	—	(676)	10,790	(2,142)
Net loss attributable to Boyd Gaming Corporation	(37,267)	(15,796)	(32,924)	(8,967)

Net Revenues
Net revenues were $738.6 million for the three months ended September 30, 2013, compared to $612.4 million for the comparable period in the prior year. Overall, we experienced mixed results among our segments. The $126.2 million increase in net revenues was due to $130.7 million of net revenues attributable to the Peninsula Acquisition, offset by decreases in our Midwest and South segment.While Downtown Las Vegas net revenues were relatively flat, net revenues for our Las Vegas Locals and Atlantic City segments grew 1.1% and 6.9% respectively, compared to the same period in the prior year. However, the Midwest and South segment experienced a 7.8% decrease in net revenues due to competitive pressures and reduced discretionary spending.

Net revenues were $2.2 billion for the nine months ended September 30, 2013, compared to $1.9 billion for the comparable period in the prior year. Overall net revenue growth was flat in our Las Vegas Locals and Atlantic City segments, and we experienced a decrease in net revenues in our Downtown Las Vegas and Midwest and South segments of 2.2% and 5.9%, respectively. Although Atlantic City net revenues were flat during the nine months ended September 30, 2013, compared to the same period in the prior year, Borgata remains the leader in table game drop and slot handle in Atlantic City. The Peninsula Acquisition contributed $400.4 million in incremental net revenues for the nine months ended September 30, 2013.

Operating Income
Operating income increased by $28.9 million, or 58.6%, to $78.3 million, during the three months ended September 30, 2013, compared to the corresponding period of the prior year, due to the Peninsula Acquisition, partially offset by the effect of a decrease in net revenues in our Midwest and South segment.

Operating income increased by $52.7 million, or 28.2%, to $239.1 million, during the nine months ended September 30, 2013, compared to the corresponding period of the prior year, due to the Peninsula Acquisition, partially offset by the effect of a decrease in net revenues in our Midwest and South segment.

Income (Loss) from Continuing Operations, Net of Tax
Loss from continuing operations, net of tax was $34.6 million, during the three months ended September 30, 2013. Loss from continuing operations, net of tax was $51.8 million during the nine months ended September 30, 2013. The loss from operations during the three and nine months ended September 30, 2013, compared to the corresponding periods of the prior year, is due to an increase in selling, general and administrative expense, interest expense and depreciation and amortization, that was not offset by the increase in net revenues.

Income (Loss) from Discontinued Operation, Net of Tax
Income (loss) from discontinued operation, net of tax, reflects the operating results of Dania, which was sold during the second quarter of 2013. Results of the nine months ended September 30, 2013, included an after-tax gain of $12.2 million that was realized upon the completion of the sale.

Net income (loss) attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming was $37.3 million for the three months ended September 30, 2013, compared to net loss attributable to Boyd Gaming of $15.8 million for the corresponding period of the prior year. The increase in net loss attributable to Boyd Gaming for the three months ended September 30, 2013 compared to the prior year was due to an increase in selling, general and administrative expense, interest expense and depreciation and amortization, that was not offset by the increase in net revenues.

Net loss attributable to Boyd Gaming was $32.9 million for the nine months ended September 30, 2013, compared to net loss of $9.0 million in the prior year. The increase in net loss attributable to Boyd Gaming was due to the factors stated above and a change in other operating charges to $5.2 million during the nine months ended September 30, 2013, compared to gains from business interruption insurance proceeds and insurance subrogation of $6.1 million and $3.8 million, net of recoveries, respectively, for the corresponding period of the prior year.

Operating Revenues
Three and Nine Months Ended September 30, 2013 and 2012
The following analysis discusses our operating revenues, on a consolidated basis, which is further supplemented by operating segment detail below.

We derive the majority of our gross revenues from our gaming operations, which produced approximately 73% and 71% of gross revenues for the three months ended September 30, 2013 and 2012, respectively, and 74% and 72% of gross revenues for the nine months ended September 30, 2013 and 2012, respectively. Food and beverage gross revenues, which produced approximately 13% and 15% of gross revenues for the three months ended September 30, 2013 and 2012, respectively, and 13% and 14% of gross revenues for the nine months ended September 30, 2013 and 2012, respectively, represent the next most significant revenue source, followed by room and other, each of which separately contributed less than 10% of gross revenues during these respective periods.

The following table presents our gross revenues and expenses for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
GROSS REVENUES
Gaming	$633,237	$516,206	$1,893,722	$1,564,760
Food and beverage	114,397	106,658	338,975	317,876
Room	72,299	69,964	203,308	205,589
Other	43,808	38,911	125,017	110,416
Total Gross Revenues	$863,741	$731,739	$2,561,022	$2,198,641

COSTS AND EXPENSES
Gaming	$302,373	$252,300	$887,436	$739,242
Food and beverage	57,655	54,920	181,950	169,129
Room	12,556	13,605	41,611	43,671
Other	33,056	29,947	92,429	82,643
Total Costs and Expenses	$405,640	$350,772	$1,203,426	$1,034,685

MARGINS
Gaming	52.2%	51.1%	53.1%	52.8%
Food and beverage	49.6%	48.5%	46.3%	46.8%
Room	82.6%	80.6%	79.5%	78.8%
Other	24.5%	23.0%	26.1%	25.2%

Three Months Ended September 30, 2013 and 2012
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $117.0 million, or 22.7%, increase in gaming revenues during the three months ended September 30, 2013 as compared to the corresponding period of the prior year, was due primarily to $121.4 million of incremental gaming revenues from the Peninsula Acquisition, and a $14.6 million increase in Atlantic City gaming revenues, that were offset by a $17.5 million decrease in gaming revenues among our Midwest and South segment. Consolidated same segment table game drop, excluding Peninsula, decreased 1.9% during the three months ended September 30, 2013, compared to the same period in the prior year. Consolidated same segment slot drop decreased 3.8% during the three months ended September 30, 2013 compared to the same period in the prior year. Gaming expense increased during the three months ended September 30, 2013 primarily due to the addition of the Peninsula segment, offset by decreases in variable expenses associated with reduced gaming volume among our same segments compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues increased $7.7 million, or 7.3%, during the three months ended September 30, 2013, as compared to the corresponding period of the prior year, and included $9.8 million earned by the Peninsula segment during the three months ended September 30, 2013. The incremental food and beverage revenues earned by the Peninsula segment during the three months ended September 30, 2013 were offset by a 3.2% decrease in the number of guests served among our same store segments during the comparable period in the prior year. The $2.7 million increase in food and beverage costs was due to $6.6 million incremental costs associated with the Peninsula segment, that were offset by decreases in variable expenses due to the 3.2% decrease in number of guests served.

Room
Room revenues increased by $2.3 million, or 3.3%, during the three months ended September 30, 2013, due to a less than 1.0% increase in the hotel occupancy rate while the ADR remained relatively flat, compared to the corresponding period of the prior year. Room expenses decreased slightly due to a 4.8% decrease in the cost per room during the three months ended September 30, 2013, compared to the same period in the prior year.

Other
Other revenues increased $4.9 million and other expenses increased $3.1 million during the three months ended September 30, 2013, as compared to the corresponding period of the prior year, primarily due to the incremental revenues and expenses associated with the Peninsula Acquisition. Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Nine Months Ended September 30, 2013 and 2012
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and table games. The $329.0 million, or 21.0%, increase in gaming revenues during the nine months ended September 30, 2013 as compared to the corresponding period of the prior year, was due primarily to $373.9 million of incremental gaming revenues from the Peninsula Acquisition, partially offset by a $44.5 million decrease in gaming revenues among our Midwest and South segment. Consolidated same segment table game drop, excluding Peninsula, decreased 3.4% during the nine months ended September 30, 2013, compared to the same period in the prior year. Consolidated same segment slot drop and slot win decreased 3.7% and 3.4%, respectively, during the nine months ended September 30, 2013 compared to the same period in the prior year. Gaming expense increased during the nine months ended September 30, 2013 primarily due to the addition of the Peninsula segment, offset by decreases in variable expenses associated with reduced gaming volume among our same segment comparison compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues increased $21.1 million, or 6.6%, during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year, and included $29.5 million earned by the Peninsula segment during the nine months ended September 30, 2013. The incremental food and beverage revenues earned by the Peninsula segment during the nine months ended September 30, 2013 were offset by a 3.4% decrease in the number of guests served among our other segments during the comparable period in the prior year. The $12.8 million increase in food and beverage costs was due to $20.1 million incremental costs associated with the Peninsula segment, offset by the variable expenses due to the 3.4% decrease in number of guests served.

Room
Room revenues decreased by $2.3 million, or 1.1%, during the nine months ended September 30, 2013, primarily due to 1.0% decrease in the ADR compared to the corresponding period of the prior year. Room expenses decreased $2.1 million during the nine months ended September 30, 2013, compared to the same period in the prior year, due to a relatively flat hotel occupancy rate and 3.8% decrease in the cost per room as a result of our cost containment measures.

Other
Other revenues increased $14.6 million and other expenses increased $9.8 million during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year, primarily due to the incremental revenues and expenses associated with the Peninsula Acquisition. Other revenues relate to patronage visits at the differing amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Net revenues
Las Vegas Locals	$140,291	$138,787	$442,808	$442,563
Downtown Las Vegas	52,674	53,547	162,884	166,494
Midwest and South	214,831	232,965	668,221	710,415
Peninsula	130,722	—	400,416	—
Atlantic City	200,051	187,091	538,572	538,657
Net revenues	$738,569	$612,390	$2,212,901	$1,858,129

Adjusted EBITDA
Las Vegas Locals	$26,350	$24,271	$104,278	$97,292
Downtown Las Vegas	5,534	6,356	21,942	22,897
Midwest and South	41,936	48,708	140,243	157,841
Peninsula	45,274	—	144,309	—
Wholly owned Adjusted Property EBITDA	119,094	79,335	410,772	278,030
Corporate expense	(10,409)	(9,082)	(34,675)	(29,756)
Wholly owned Adjusted EBITDA	108,685	70,253	376,097	248,274
Atlantic City	46,592	33,350	102,844	102,966
Adjusted EBITDA	$155,277	$103,603	$478,941	$351,240

Significant factors that affected our Reportable Segment Net Revenues for the three and nine months ended September 30, 2013, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals
We have seen signs of recovery in the local housing market, however, we believe our casual players continue to remain cautious based on unemployment concerns and the impact of higher payroll taxes. We will continue to focus our marketing efforts on our casual players along with our cost containment measures.

Three Months Ended September 30, 2013 and 2012
Net revenues increased $1.5 million during the three months ended September 30, 2013, as compared to the corresponding period of the prior year. We experienced a 4.7% increase in table game drop and a 9.7% increase in table game win. Additionally, we experienced a 4.1% decrease in slot drop and a 2.3% decrease in slot win. Room revenues increased due to a 1.8% increase in the hotel occupancy rate and a 3.4% increase in the ADR. The increase in net revenues reflects a slow recovery in the Las Vegas Locals market.

Nine Months Ended September 30, 2013 and 2012
Net revenues were relatively flat during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year. Table game drop increased nominally, but was offset by a decrease of 3.6% and 1.0% in slot drop and slot win, respectively, for the nine months ended September 30, 2013, as compared to the corresponding period of the prior year. Room revenues increased due to a 2.0% increase in the occupancy rate and 1.0% increase in the ADR. The nominal increase in net revenues for the nine months ended September 30, 2013, compared to the same period in the prior year, reflects a slow recovery in the Las Vegas Locals market.

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

Three Months Ended September 30, 2013 and 2012
Net revenues were relatively flat during the three months ended September 30, 2013, as compared to the corresponding period of the prior year. Gaming revenues were positively impacted by slightly less than a 1.0% increase in table game drop, however, slot drop decreased 3.2%. Hotel occupancy rates increased 1.5%, while the ADR increased 2.5%. Food and beverage revenues experienced a 4.3% decrease in food covers that were slightly offset by a 1.4% increase in the average check. During the three months ended September 30, 2013, our Hawaiian market represented approximately 46% of our occupied rooms in this segment compared to 53% in the corresponding period of the prior year.

Nine Months Ended September 30, 2013 and 2012
Net revenues decreased $3.6 million during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year. The decrease in gaming revenue was primarily driven by a decrease in slot drop of 1.7%. Hotel room revenues remained relatively flat as the ADR remain virtually unchanged while the occupancy rate increased 1.3%. Food and beverage revenues remained relatively flat as food covers decreased 3.4%, partially offset by a 2.8% increase in the average check. During the nine months ended September 30, 2013, our Hawaiian market represented approximately 52% of our occupied rooms in this segment compared to 56% in the corresponding period of the prior year.

Midwest and South
Our Midwest and South segment experienced a difficult quarter after historically showing more resiliency to the economic weakness which negatively affected other regions of our business.

Three Months Ended September 30, 2013 and 2012
Net revenues decreased $18.1 million, or 7.8%, during the three months ended September 30, 2013, as compared to the corresponding period of the prior year. Gaming revenues decreased due to a 5.9% and 7.4% decrease in table games drop and slot drop respectively. Additionally, the hotel occupancy rate remained virtually unchanged while the ADR decreased 1.5%. Food covers decreased 5.2%, which was not offset by a 4.9% increase in the average guest check.

Nine Months Ended September 30, 2013 and 2012
Net revenues decreased $42.2 million, or 5.0%, during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year. Gaming revenue decreased $44.5 million, as slot drop decreased 6.2% and slot win decreased 6.1%, which was coupled with a 3.2% decrease in table game drop and a 5.6% decrease in table game win. Additionally, the hotel occupancy rate decreased 3.3% while the ADR remained virtually unchanged. Food covers decreased 6.7%, which was not offset by a 3.6% increase in the average guest check.

Peninsula
Our Peninsula segment benefited from the opening of the Kansas Star's permanent facility during December 2012. Overall, results for the nine months ended September 30, 2013 were impacted by several major snow storms during the second quarter which reduced leisure travel. Net revenues were $130.7 million and $400.4 million for the three and nine months ended September 30, 2013, respectively. We remain optimistic about the continued development of the Kansas Star property, which includes the arena conversion, which was completed in the second quarter of 2013, and the construction of an equine and event center. The entire construction project must be completed no later than January 14, 2015.

Atlantic City
The Atlantic City market continues to be challenging due to increased local and regional competition. During 2012, a property in the Marina District was remodeled and rebranded and a new casino resort opened on the boardwalk in Atlantic City. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata, which is reflected in the results during the three and nine months ended September 30, 2012, as the opening date of the new property occurred during the three months ended June 30, 2012. Regardless, Borgata continues to be the leader in table games drop and slot handle, reflecting the quality of its amenities, as well as the hospitality and service provided to its customers.

Three Months Ended September 30, 2013 and 2012
Borgata's net revenues increased by $13.0 million, or 6.9%, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Gaming revenues increased $14.6 million, as table game drop decreased 2.7% but was offset by an increase in table game hold of 29.7%, compared to the same period in the prior year. Slot drop increased 2.4%, and slot win increased 2.7% compared to the same period in the prior year. Borgata retains the position as the premiere destination in the Atlantic City market. Borgata continues to be the leader in table games and slot market share and achieved 24.9% of the table game drop market share and 21.4% of the slot handle market share for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 and 2012
Borgata's net revenues were relatively flat during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Gaming revenues increased $1.8 million, as table game drop decreased 5.2% but was more than offset by an increase in table game hold of 4.0%, compared to the same period in the prior year. During the nine months ended September 30, 2013, slot drop and slot win remained relatively flat compared to the same period in the prior year. Borgata retains its position as the premiere destination in the Atlantic City market and continues to be the leader in table games and slot market share and achieved 25.4% of the table game drop market share and 21.8% of the slot handle market share for the nine months ended September 30, 2013.

On October 9, 2013, Borgata received the first Internet Gaming Permit Granted by the New Jersey Division of Gaming Enforcement. Preparations are ongoing for the launch of our Borgata-branded online gaming site, and we remain on track to be among the first operators to offer real-money online gaming in New Jersey.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Selling, general and administrative	$122,837	$112,393	$373,865	$330,711
Maintenance and utilities	45,735	37,929	125,986	115,924
Depreciation and amortization	69,002	50,424	209,358	151,059
Corporate expense	12,084	10,317	42,588	36,197
Preopening expense	1,675	1,618	4,829	5,488
Impairments of assets	1,250	—	6,282	—
Asset transactions costs	(1,362)	645	2,265	6,917
Other operating items, net	3,386	(1,095)	5,181	(9,316)

Three Months Ended September 30, 2013 and 2012
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.2% and 15.4%, during the three months ended September 30, 2013 and 2012, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts. Selling, general and administrative expenses as a percentage of gross revenues decreased as the incremental increase in gross revenues offset the selling, general and administrative expenses from the Peninsula Acquisition.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.3% and 5.2% during the three months ended September 30, 2013 and 2012, respectively. Although maintenance and utilities expense increased compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, was 8.0% and 6.9% during the three months ended September 30, 2013 and 2012, respectively. The increase in depreciation compared to the same period in the prior year is due to the Peninsula Acquisition, and the completion of various projects, including the Borgata room remodel and various other capital expenditures at IP, compared to the three months ended September 30, 2012.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 1.4% of gross revenues during each of the three months ended September 30, 2013 and 2012, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets included a $1.3 million non-cash impairment charge related primarily to the write-off of a portion of Echelon construction materials inventory that was not disposed of with the sale of the project.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses. During the three months ended September 30, 2013, these costs were $3.4 million. During the three months ended September 30, 2012, we recorded a $1.6 million gain for a subrogation claim related to a fire that occurred during construction of The Water Club at Borgata in September 2007, offset by $0.6 million of acquisition costs.

Nine Months Ended September 30, 2013 and 2012
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.6% and 15.0%, during the nine months ended September 30, 2013 and 2012, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts. Selling, general and administrative expenses as a percentage of gross revenues slightly decreased as the incremental increase in gross revenues absorbed the increase in selling, general and administrative expenses from the Peninsula Acquisition.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.9% and 5.3% during the nine months ended September 30, 2013 and 2012, respectively. Although maintenance and utilities expense increased compared to the same period in the prior year, this effect was absorbed by an increase in gross revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, was 8.2% and 6.9% during the nine months ended September 30, 2013 and 2012, respectively. The increase in depreciation compared to the same period in the prior year is due to the Peninsula Acquisition, and the completion of various projects, including the Borgata room remodel and various other capital expenditures at IP completed during the nine months ended September 30, 2012.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 1.7% and 1.6% of gross revenues during the nine months ended September 30, 2013 and 2012, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities. During the nine months ended September 30, 2013, and 2012, preopening expense primarily related to the Echelon project prior to the sale of Echelon on March 4, 2013.

Impairments of Assets
Impairments of assets included the loss on the impairment of Borgata's CRDA deposits for the nine months ended September 30, 2013 in the amount of $5.0 million and the $1.3 million non-cash impairment charge related Echelon construction materials inventory.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions, including, but not limited to, the sale of Echelon, and other business development activities.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses. During the nine months ended September 30, 2013, these costs were $5.2 million. During the nine months ended September 30, 2012, these credits included a gain of $5.6 million primarily related to a gain on insurance proceeds, net of costs associated with the flood damage at our property in Tunica, Mississippi, and a $3.7 million gain for a subrogation claim related to a fire at Borgata.

Other Expenses

Interest Expense, net
The following table presents our interest expense, net for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Interest Expense, net of interest income
Boyd Gaming Corporation	$42,955	$50,108	$139,424	$131,139
Peninsula	19,355	—	61,473	—
Borgata	20,281	20,754	61,899	61,885
Variable Interest Entity	—	2,981	2,377	9,023
Total interest expense, net of interest income	$82,591	$73,843	$265,173	$202,047

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,563,123	$2,776,831	$2,743,278	$2,683,829
Peninsula	$1,180,660	$—	$1,188,955	$—
Borgata	$786,675	$811,650	$797,970	$816,700

Weighted Average Interest Rates
Boyd Gaming Corporation	6.7%	6.8%	6.8%	6.4%
Peninsula	6.6%	—%	6.9%	—%
Borgata	10.3%	10.2%	10.3%	10.1%

Three Months Ended September 30, 2013 and 2012
Summary
Interest expense, net, was $82.6 million for the three months ended September 30, 2013, as compared to $73.8 million during the comparable period in the prior year, primarily due to higher average long-term debt balances related to the Peninsula Acquisition on November 20, 2012.

Boyd Gaming Corporation
Interest expense decreased $7.2 million, or 14.3%, during the three months ended September 30, 2013, compared to the same period in the prior year. During the three months ended September 30, 2013, our average long-term debt balance decreased compared to the same period in the prior year due to the redemption of the 6.75% Senior Subordinated Notes due 2014 and the 7.125% Senior Subordinated Notes. As a result, weighted average interest rates decreased slightly to 6.7% from 6.8% during the three months ended September 30, 2012, as compared to the same period in the prior year.

Peninsula
On November 20, 2012, we completed the Peninsula Acquisition. The Peninsula Acquisition financing included the establishment of an $875.0 million credit facility, as well as, the issuance of $350.0 million 8.375% Senior Notes. During the three months ended September 30, 2013, we recorded interest expense, net, of $19.4 million, as the full effect of the new financing was realized.
Borgata
Interest expense decreased 2.3% during the three months ended September 30, 2013, as lower average long-term debt balances were offset by slightly higher weighted average interest rates compared to corresponding period in the prior year.

Nine Months Ended September 30, 2013 and 2012
Summary
Interest expense, net, was $265.2 million for the nine months ended September 30, 2013, as compared to $202.0 million during the comparable period in the prior year, primarily due to the Peninsula Acquisition on November 20, 2012.

Boyd Gaming Corporation
Interest expense increased $8.3 million, or 6.3%, during the nine months ended September 30, 2013, compared to the same period in the prior year. During the nine months ended September 30, 2013, our average long-term debt balance increased compared to the same period in the prior year due to the issuance of the $350.0 million 9.0% Senior Notes on June 8, 2012. As a result, weighted average interest rates increased to 6.8% from 6.4% during the nine months ended September 30, 2012, as compared to the same period in the prior year.

Peninsula
On November 20, 2012, we completed the Peninsula Acquisition. The Peninsula Acquisition financing included the establishment of an $875.0 million credit facility, as well as, the issuance of $350.0 million 8.375% Senior Notes. During the nine months ended September 30, 2013, we recorded interest expense, net, of $61.5 million, as the full effect of the new financing was realized.
Borgata
Interest expense remained flat during the nine months ended September 30, 2013, as slightly higher weighted average interest rates were offset by lower average long-term debt balances compared to corresponding period in the prior year.

Income Taxes
Three and Nine Months Ended September 30, 2013 and 2012
The effective tax rates on continuing operations during the three months ended September 30, 2013 and 2012 were -9.7% and 32.9%, respectively. The effective tax rates on continuing operations during the nine months ended September 30, 2013 and 2012 were 6.3% and 41.2%, respectively. We have computed our 2013 provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income from continuing operations. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our current rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax benefit for the nine months ended September 30, 2013 was favorably impacted, as a result of an effective settlement in connection with an IRS audit, by the reversal of interest accrued on unrecognized tax benefits, our share of the tax benefit from the Borgata’s loss and by an intra-period tax allocation between continuing and discontinued operations. The tax benefit for the three and nine months ended September 30, 2013 was adversely impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax benefit in both periods was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. The prior year effective tax rate was favorably impacted by the settlement of our IRS examination for years 2001 through 2004 and was impacted by permanent adjustments related to our consolidation of Borgata. We consolidate Borgata for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our 50% interest in Borgata. Additionally, the prior year rate was adversely impacted by certain recurring permanent adjustments that are unaffected by our income or loss from continuing operations.

Adjusted Earnings (Loss) and Adjusted EPS
Three and Nine Months Ended September 30, 2013 and 2012
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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
Net loss attributable to Boyd Gaming Corporation	$(37,267)	$(15,796)	$(32,924)	$(8,967)
Less: (income) loss from discontinued operations, net of tax	—	676	(10,790)	2,142
Adjusted net income (loss) attributable to Boyd Gaming Corporation	(37,267)	(15,120)	(43,714)	(6,825)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	1,259	4,342	6,295	13,420
Loss on early extinguishments of debt	24,605	—	26,977	—
Impairments of assets	1,250	—	1,250	—
Asset transactions costs	(1,162)	645	2,058	6,917
Adjustments to property tax accruals, net	—	(658)	—	(1,255)
Other operating charges and credits, net	240	528	2,035	(5,505)
Interest on acquisition financing	—	3,614	—	3,614
Other income, net	—	—	(817)	—

Pretax adjustments related to Borgata:
Preopening expenses	416	—	470	240
Loss on early extinguishments of debt	2,536	—	2,536	—
Valuation adjustments related to consolidation, net	(181)	286	(683)	432
Impairments of assets	—	—	5,032	—
Asset transactions costs	(201)	—	205	—
Other expense (income)	3,146	(1,623)	3,146	(3,811)
Total adjustments	31,908	7,134	48,504	14,052

Income tax effect for above adjustments	(33)	(1,454)	(6,401)	(4,170)
Impact on noncontrolling interest, net	(2,859)	669	(5,355)	1,570
Adjusted earnings (loss)	$(8,251)	$(8,771)	$(6,966)	$4,627

Basis Net income (loss) per common share	$(0.37)	$(0.18)	$(0.35)	$(0.10)
Less: (income) loss from discontinued operations, net of tax	—	0.01	(0.12)	0.02
Adjusted net income (loss) per share attributable to Boyd Gaming Corporation	(0.37)	(0.17)	(0.47)	(0.08)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.01	0.05	0.07	0.15
Loss on early extinguishments of debt	0.26	—	0.29	—
Impairments of assets	0.01	—	0.01	—
Asset transactions costs	(0.01)	0.01	0.02	0.08
Adjustments to property tax accruals, net	—	(0.01)	—	(0.01)
Other operating charges and credits, net	—	0.01	0.02	(0.06)
Interest on acquisition financing	—	0.04	—	0.04
Other income	—	—	(0.01)	—

Pretax adjustments related to Borgata:
Preopening expenses	—	—	0.01	—
Loss on early extinguishments of debt	0.02	—	0.03	—
Valuation adjustments related to consolidation, net	—	—	(0.01)	—
Impairments of assets	—	—	0.05	—
Asset transactions costs	—	—	—	—
Other expense (income)	0.03	(0.02)	0.04	(0.04)
Total adjustments	0.32	0.08	0.52	0.16

Income tax effect for above adjustments	—	(0.02)	(0.07)	(0.05)
Impact on noncontrolling interest	(0.03)	0.01	(0.05)	0.02
Adjusted earnings (loss) per share	$(0.08)	$(0.10)	$(0.07)	$0.05

Weighted average shares outstanding	101,555	87,643	93,122	87,824

During the three and nine months ended September 30, 2013 and 2012, the following items were included in the calculation of Adjusted Earnings and Adjusted EPS (as stated in the above table):

Adjustments Related to Boyd Gaming Corporation
Preopening Expense, Excluding Impact of Consolidation of LVE
Preopening expenses are comprised of costs primarily related to opening new business operations and expenditures for the exploration of new business development initiatives.

Loss on Early Extinguishments of Debt
Early extinguishment of debt associated with the write-off of deferred finance charges related to the retirement of the Prior Credit Facility and the redemption of the 7.125% notes.

Impairments of Assets
The impairment was due to an additional write-down on the Echelon construction materials inventory.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions, including, but not limited to, the sale of Echelon, and other business development activities.

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

Other Expense (Income), net
Other expense (income), net, primarily consists of the change in fair value of the contingent consideration obligation associated with the Kansas Star merger earnout, and income (loss) associated with equity affiliates held by Evangeline Downs Racetrack and Casino and Kansas Star Casino.

Adjustments Related to Borgata
Preopening Expense
Preopening expenses are comprised of costs primarily related to opening new business operations and expenditures for the exploration of new business development initiatives.

Loss on Early Extinguishments of Debt
Early payment of debt leading to prepayment penalties associated with that debt paid to the lenders related to the partial redemption of the 9.50% senior secured notes due 2015 and the Borgata Prior Credit Facility.

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

Other Expense (Income)
Other expenses are comprised of certain costs related to Borgata's insurance program and the write-off of costs related to an abandoned project.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position
Current Maturities of Our Indebtedness
We classified certain non-extending balances due under our Third Amended and Restated Credit Agreement (the "New Credit Facility") as a current maturity, as such amounts come due within the next twelve months.

While we anticipate the remaining availability under our New Credit Facility will provide the short term liquidity required to fund our existing debt obligations, management will review other plans to aggressively pursue the repayment of all debt as currently due.

Peninsula Acquisition
On November 20, 2012, we completed the Peninsula Acquisition pursuant to an Agreement and Plan of Merger, under which an indirect wholly owned subsidiary of the Company acquired the assets and assumed the liabilities of Peninsula Gaming. The net purchase price, after adjustment for working capital and other items, was approximately $1.48 billion. Accordingly, the acquired assets and liabilities of Peninsula Gaming are included in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the results of its operations and cash flows are reported on our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The Peninsula Acquisition added five properties to our portfolio: the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas; Diamond Jo Casino in Dubuque, Iowa; Diamond Jo Casino in Northwood, Iowa; Evangeline Downs Racetrack and Casino in Opelousas, Louisiana; and Amelia Belle Casino in Amelia, Louisiana.

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
Consolidation of Borgata
As of September 30, 2013, we reported Borgata's total assets and liabilities of $1.33 billion and $887.6 million, respectively, in our condensed consolidated balance sheet. As of December 31, 2012, we reported Borgata's total assets and liabilities of $1.38 billion and $934.2 million, respectively, in our consolidated balance sheet.

Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our New Credit Facility and Prior Credit Facility. Our cash balances and working capital deficits at September 30, 2013 and December 31, 2012, were as follows:

	September 30,	December 31,
	2013	2012
(In thousands)
Cash balance:
Boyd Gaming	$102,325	$125,713
Peninsula	28,128	32,239
Borgata	35,350	34,125

Working capital (deficit):
Boyd Gaming	(114,034)	(126,415)
Peninsula	(21,789)	(16,817)
Borgata	(11,879)	(16,855)

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

Indebtedness
As of September 30, 2013, our indebtedness primarily consists of the following: (i) $1.45 billion outstanding under our $1.8 billion Boyd New Credit Facility (including $1.15 billion of term loans), and $850 million aggregate principal amount of our senior notes, which are the obligations of Boyd, (ii) $826.2 million outstanding under Peninsula Gaming's $875.0 million senior secured credit facility (the "Peninsula Credit Facility") (including an $813.8 million term loan), and $350.0 million aggregate principal amount of our senior notes, which are obligations of the Peninsula Gaming subsidiaries, and (iii) $16.3 million under a $60.0 million payment priority secured revolving credit facility, as amended (the "Borgata bank credit facility"), and $751.7 million aggregate principal amount of senior secured notes, all of which are obligations of Borgata.

Long-term debt, net of current maturities consists of the following:

	September 30, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
New Credit Facility	$1,447,900	$—	$(4,500)	$1,443,400
9.125% senior notes due 2018	500,000	—	(6,392)	493,608
9.00% senior notes due 2020	350,000	—	—	350,000
HoldCo Note	147,800	(21,773)	—	126,027
	2,445,700	(21,773)	(10,892)	2,413,035

Peninsula Gaming Debt:
Bank credit facility	826,213	—	—	826,213
8.375% senior notes due 2018	350,000	—	—	350,000
Other	14	—	—	14
	1,176,227	—	—	1,176,227
Total Boyd Debt	3,621,927	(21,773)	(10,892)	3,589,262

Borgata Debt:
Bank credit facility	16,300	—	—	16,300
9.50% senior secured notes due 2015	358,200	(1,731)	(4,064)	352,405
9.875% senior secured notes due 2018	393,500	(1,887)	(6,837)	384,776
	768,000	(3,618)	(10,901)	753,481
Less current maturities	29,759	—	—	29,759
Long-term debt, net	$4,360,168	$(25,391)	$(21,793)	$4,312,984

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
	Principal	Discount	Fees	Debt, Net
(In thousands)
Boyd Debt:
Boyd Gaming Debt:
Prior Credit Facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
HoldCo Note and other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Gaming Debt:
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

Boyd Gaming Debt

New Credit Agreement
On August 14, 2013, we entered into the Third Amended and Restated Credit Agreement (the "New Credit Facility"), among the Company , certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The New Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Prior Credit Facility") dated as of December 17, 2010.

The New Credit Facility provides for (i) a $600.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), (ii) a $250.0 million senior secured term A loan (the "Term A Loan"), and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events); The Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events). The Term A Loan and Term B Loan were fully funded on the closing date. Proceeds from the New Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transactions costs in connection with the New Credit Facility and may be used for working capital and other general corporate purposes.

The New Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to the greater of: (i) $400.0 million to be comprised of increases to the Revolving Credit Facility and new or increased term loans plus $150.0 million of increases to the Revolving Credit Facility and (ii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Secured Leverage Ratio (as defined in the New Credit Agreement) to exceed 4.25 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the New Credit Facility (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis, (ii) the loans under the Term B Loan will amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2014, the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the New Credit Facility.

The interest rate on the outstanding balance from time to time of the Revolving Credit Facility and the Term A Loan is based upon, at the Company's option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using LIBOR) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%.

The “base rate” under the New Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under for the New Credit Facility was 3.7% at September 30, 2013. The blended interest rate for outstanding borrowings under the Prior Credit Facility at December 31, 2012 was 3.7%.

Amounts outstanding under the New Credit Facility may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions, including a 1.00% prepayment premium for any prepayment of the Term B Loan prior to February 14, 2014 that is accompanied by a repricing of the Term B Loan.

The New Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the New Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness. We believe that, at September 30, 2013, we were in compliance with the New Credit Facility covenants.

The Company's obligations under the New Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the New Credit Facility.

During the nine months ended September 30, 2013, we recognized approximately $20.8 million on the loss on the early extinguishment of the Prior Credit Facility.

Amounts Outstanding
The net amounts outstanding under the New Credit Facility at September 30, 2013, were:

(In thousands)
Revolving Credit Facility	$290,000
Term A Loan	250,000
Term B Loan	900,000
Swing Loan	3,400
Total outstanding borrowings under the New Credit Facility	$1,443,400

After consideration of $8.5 million allocated to support various letters of credit, approximately $293.6 million of availability remained under the New Credit Facility at September 30, 2013.

The net amounts outstanding under the Prior Credit Facility at December 31, 2012, were:

(In thousands)
Extended Revolving Facility	$660,000
Initial Term Loan	450,000
Increased Term Loan	332,500
Swing Loan	24,135
Total outstanding borrowings under the Prior Credit Facility	$1,466,635

Senior Notes
9.125% Senior Notes due December 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at September 30, 2013.

Second Supplemental Indenture Relating to the 9.125% Senior Notes due 2018
On August 14, 2013 the Company entered into a Second Supplemental Indenture (the “9.125 % Senior Notes Supplemental Indenture”) to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, as supplemented by that certain First Supplemental Indenture dated as of October 27, 2011 by and among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the “9.125 % Senior Notes Indenture”), relating to the 9.125% Senior Notes due 2018 of the Company. The 9.125 % Senior Notes Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts, LLC as a Guarantor thereunder.

Senior Notes
9.00% Senior Notes due July 2020
The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at September 30, 2013.

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
First Supplemental Indenture Relating to the 9% Senior Notes due 2020
On August 14, 2013 the Company entered into a Supplemental Indenture (the “9% Supplemental Indenture”) to that certain Indenture dated as of June 8, 2012 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the “9% Senior Notes Indenture”), relating to the 9% Senior Notes due 2020 of the Company. The 9% Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts, LLC as a Guarantor thereunder.

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

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
On August 7, 2013, we issued a notice we would redeem $240.8 million notes at a redemption price of 101.188% plus accrued and unpaid interest to the redemption date. The redemption was completed on August 7, 2013 and resulted in a write-off of unamortized debt fees of $1.0 million, which was recognized in our third quarter 2013 financial results.

As a result of this redemption, these notes have been fully extinguished.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our New Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 9.00% to 9.125%) and principal repayments of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Gaming Debt

Bank Credit Facility
The blended interest rate for outstanding borrowings under the Peninsula Gaming $875.0 million senior secured credit facility (the "Peninsula Credit Facility") were 4.2% and 5.7% at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, approximately $826.2 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $31.8 million.

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

As a result of the Peninsula Amendment, Peninsula Gaming incurred $10.2 million of financing fees of which $8.2 million were capitalized as of September 30, 2013 and $2.0 million were expensed as incurred for the nine months ended September 30, 2013.

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

Compliance with Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula Gaming's net assets were restricted from distribution under the Peninsula Gaming Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition Sub. We believe we were in compliance with our financial covenants at September 30, 2013.

Senior Notes
8.375% Senior Notes due February 2018
The notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula Gaming, LLC's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. We believe that we were in compliance with these covenants at September 30, 2013.

Borgata Debt

Borgata Bank Credit Facility
On July 24, 2013, the Marina District Finance Company Inc. ("MDFC") entered into an Amended and Restated Credit Agreement (the “New Borgata Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Borgata Credit Agreement”), which provided for the Borgata bank credit facility.

The New Borgata Credit Facility provides for a $60 million senior secured revolving credit facility (the “Borgata Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Borgata Credit Facility was used to repay obligations outstanding under the Prior Borgata Credit Agreement.

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

The New Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the New Borgata Credit Facility will have priority in payment to the payment of the 2015 Borgata Notes and the 2018 Borgata Notes. Neither we nor our subsidiaries (other than MDDC) are a guarantor of the New Borgata Credit Facility.

Outstanding borrowings under the New Borgata Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under the New Credit Facility was 4.1% at September 30, 2013. At September 30, 2013, approximately $16.3 million was outstanding under the credit facility, with $3.2 million allocated to support letters of credit, leaving contractual availability of $40.5 million. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

The New Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends. MDFC believes that it was in compliance with these covenants at September 30, 2013.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at September 30, 2013. In August 2013, MDFC redeemed $39.8 million of its 9.5% Senior Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at September 30, 2013.

As a result of the Borgata Amendment, Borgata incurred approximately $2.1 million of financing fees.

Cash Flows Summary
Nine Months ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,
	2013	2012
(In thousands)
Net cash provided by operating activities	$233,783	$147,481
Cash flows from investing activities:
Capital expenditures	(100,618)	(101,322)
Proceeds from sale of Echelon, net	343,750	—
Proceeds from sale of other assets, net	4,875	—
Cash paid for exercise of LVE option	(187,000)	—
Deposit of acquisition financing proceeds into escrow	—	(350,000)
Other investing activities	198	4,054
Net cash provided by (used in) investing activities	61,205	(447,268)
Cash flows from financing activities:
Net payments under Boyd bank credit facility	(26,950)	(193,775)
Net payments under Peninsula bank credit facility	(28,188)	—
Net payments under Borgata bank credit facility	(3,700)	(26,500)
Proceeds from issuance of senior notes, net of issuance costs	—	338,500
Proceeds from acquisition financing	—	350,000
Debt financing costs, net	(36,396)	(2,881)
Proceeds from issuance of non-recourse debt by variable interest entity	—	2,668
Proceeds from stock options exercised	13,782	—
Restricted stock units released, net	(355)	—
Payments on notes payable	(10,818)	—
Payments on retirement of long-term debt	(500,272)	—
Payments on loans to variable interest entity's members	—	(755)
Proceeds from sale of common stock	216,277	—
Other financing activities	—	(427)
Net cash used in financing activities	(376,620)	466,830
Cash flows from discontinued operation:
Net cash provided by (used in) operating activities	(2,144)	(1,636)
Net cash provided by (used in) investing activities	56,751	(392)
Net cash provided by (used in) financing activities	—	—
Net cash provided by (used in) discontinued operation	54,607	(2,028)
(Decrease) Increase in cash and cash equivalents	$(27,025)	$165,015

Cash Flows from Operating Activities
During the nine months ended September 30, 2013, we generated net operating cash flow of $233.8 million. Operating cash flows increased during the nine months ended September 30, 2013, as compared to the same period of the prior year, due to an increase in depreciation expense and accounts payable and accrued liabilities, primarily related to the Peninsula Acquisition that occurred on November 20, 2012. We also had a loss on the early extinguishments of debt.
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

Capital Expenditures
Cash paid for capital expenditures on major projects for the nine months ended September 30, 2013 were $100.6 million, which included $82.2 million of gaming equipment, room remodel projects and various maintenance capital expenditures of our wholly owned properties and $16.4 million of Borgata room remodel and various maintenance and capital expenditures. Cash paid for capital expenditures on major projects for the nine months ended September 30, 2012 were $101.3 million, which included $33.9 million related to Borgata's room renovation and refurbishment. $44.2 million of various maintenance capital expenditures among our wholly owned properties.

Sale of Echelon and Fulfillment of Obligations to LVE
On March 4, 2013, we sold the Echelon site for $350 million. Net of direct transaction costs of $6.3 million and cash to LVE in the amount of $187 million, we realized net proceeds of approximately $157 million.

Acquisition Financing
During the nine months ended September 30, 2012, we issued $350 million aggregate principal amount of 8.375% senior notes due July 2018, which required us to make a deposit into escrow for $350 million for the funds pending the consummation of the Merger.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

Borrowing and Payments under Credit Facility
During the nine months ended September 30, 2013, net amounts of $27.0 million, $28.2 million and $3.7 million were paid under Boyd Gaming's, Peninsula Gaming's and Borgata's respective credit facilities. During the nine months ended September 30, 2012, net amounts of $184.0 million and $16.0 million, respectively, were paid under Boyd Gaming's and Borgata's credit facilities. The source of funds for the repayment of these credit facilities is derived primarily from cash flows from operations. We actively manage our cash position for purposes of managing our outstanding credit facility borrowings.

Proceeds from the Issuance of Senior Notes
During the nine months ended September 30, 2012, we issued $350.0 million aggregate principal amount 9.00% senior notes due July 2020. The notes require semiannual interest payments on January 1 and July 1 of each year which commenced on January 1, 2013. In conjunction with the issuance of the 9.00% senior notes, we incurred approximately $10.0 million of underwriter fees, which have been deferred and are being amortized over the term of the 9.00% senior notes.

Payment of Note Payable
During the nine months ended September 30, 2013, we paid a note that matured in February 2013 for $10.8 million. We redeemed our 6.75% Notes with an outstanding balance of $215.7 million and recorded $0.4 million in related unamortized debt fees. We also redeemed our 7.125% Notes with an outstanding balance of $240.8 million and recorded a loss on early retirement of debt of $0.9 million.

Issuance of Common Stock
In August 2013, we entered into an underwriting agreement pursuant to which we sold 18,975,000 shares of our common stock generating approximately $216.3 million in net proceeds.

Cash Flows from Discontinued Operations
During the second quarter 2013, we completed the previously announced sale of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida to Dania Entertainment, pursuant to an asset agreement, (the " New Dania Agreement"), entered into on February 22, 2013. During the nine months ended September 30, 2013, net cash used in operating activities was $2.1 million, and net cash provided by investing activities was $56.8 million. During the nine months ended September 30, 2012, net cash used in operating and investing was $1.6 million, and $0.4 million, respectively.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2013 and 2012, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our Revolving Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Commitments
There have been no material changes to our commitments described under Note 11, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Contingencies

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding with mediation scheduled on November 20, 2013. We are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operations.

Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City has indicated that they will appeal the appeal the decision. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in January 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s expected appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through September 30, 2013 could result in adjustment to our estimated property tax liability at Borgata.
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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our New Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

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

•	our statements with respect to our "B Connected" loyalty program, including its ability to drive profitable business to our properties;

•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market recovers and expands;

•	our expectations with respect to the valuation of Borgata's tangible assets;

•	the type of covenants that will be included in any future debt instruments;

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

•
that our New Credit Facility, the Borgata Credit Facility, the Peninsula Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our ability to fund any expansion projects using cash flows from operations and availability under the New Credit Facility;

•	our market risk exposure and efforts to minimize risk;

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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our New Credit Facility, the Peninsula Credit Facility or the Borgata Credit Facility, and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•
The risk that we, Peninsula Gaming or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we, Peninsula Gaming or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with financial covenants in our Credit Facility, the Peninsula Credit Facility, the Borgata Credit Facility and the HoldCo Note (as defined herein), including, among others, leverage and interest coverage ratios and minimum EBITDA levels.

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

•
The effects of federal, state and local laws affecting our business such as the regulation of smoking, the regulation of online gaming, the regulation of directors, officers, key employees and partners and regulations affecting business in general.

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that instability in the financial condition of our lenders could have a negative impact on our Credit Facility, the Peninsula Credit Facility and the Borgata Credit Facility.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2013, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013.

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

PART II. Other Information

Item 1.      Legal Proceedings

Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling denying the exceptions on August 9, 2010. Copeland's counsel indicated a desire to move forward with the litigation and requested that the parties respond to outstanding discovery. Subsequently, on August 11, 2010, Robert J. Guidry, the co-defendant, filed a third party demand against the U.S. Attorney's Office seeking enforcement of Guidry's plea agreement which would limit Guidry's exposure in the case. On September 9, 2010, the U.S. Attorney's Office removed the suit to the U.S. District Court, Middle District of Louisiana. Guidry then filed a motion to dismiss for failing to state a cause of action, asserting the same arguments he tried in state court, which we joined. The U.S. Attorney filed a motion to dismiss for lack of subject matter jurisdiction. The U.S. District Court heard the motions on March 16, 2011. On April 1, 2011, the U.S. Attorney's Office moved for summary judgment, maintaining its jurisdictional argument as well as seeking substantive relief. On September 2, 2011, the judge issued an Order stating that the case should be remanded to state district court. A Remand Order was issued on September 15, 2011, sending the case back to the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana. Guidry filed a motion for partial summary judgment on November 14, 2011 to limit the damages in the case. Treasure Chest joined in the motion. The hearing on the Motion for Partial Summary Judgment was held on September 10, 2012. On October 3, 2012, Judge Clark granted the motion which effectively struck Copeland's demands for lost profits, the value of the Treasure Chest license and the value of Treasure Chest's success. On October 26, 2012, Copeland filed a supervisory writ application with the First Circuit Court of Appeal asking that the partial summary judgment be reversed. Treasure Chest and Guidry opposed the writ. On February 13, 2013, the writ was denied leaving intact the partial summary judgment. Discovery is proceeding with mediation scheduled on November 20, 2013. We are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on Treasure Chest's business, financial condition and results of operation.

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
For example, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York, Delaware and Maryland, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.
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

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our New Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our New Credit Facility. If we were otherwise required to renegotiate or replace our New Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
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

Additionally, on July 1, 2012, a state statute in Indiana became effective that imposed a state wide smoking ban in specified businesses, buildings, public places and other articulated locations. The statute specifically exempted riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban. However, the statute allowed local governments to enact a more restrictive smoking ban than the state statute and also left in place any more restrictive local legislation that existed as of the effective date of the statute. To date, neither Michigan City nor LaPorte County, where Blue Chip is located, have enacted any ordinance or other law that would impose a smoking ban on Blue Chip.

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
Blue Chip Property Taxes
Blue Chip received a property tax assessment for its 2010 and 2011 tax year in January 2013 and August 2013, respectively, but has not received valuation notices or final tax rates for years 2012 and 2013. The 2010 and 2011 tax assessments increased the taxable property value approximately 46% over the settlement valuation agreed to in Blue Chip's 2009 appeal. We have made the minimum required payment against provisional bills received for tax years 2010 and 2011, both of which were based on our 2009 settlement valuation. We have not received tax assessment notices for tax years 2012 or 2013. We have appealed the 2010 and 2011 tax assessment and believe the assessments for the period from January 1, 2010 through September 30, 2013 could result in a total property tax obligation, net of previous payments, ranging between $5.4 million and $14.7 million. We have accrued, net of the payment of the minimum requirements discussed above, approximately $14.7 million for this property tax liability as of September 30, 2013, based on what we believe to be the most likely outcome within our range, once all valuations have been received and all tax rates have been finalized; however, we can provide no assurances that the estimated amount accrued will approximate the actual amount assessed. The final tax assessment notices for the period January 1, 2012 through September 30, 2013, could result in further adjustment to our estimated property tax liability at Blue Chip.

Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City has indicated that they will appeal the appeal the decision. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in January 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s expected appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through September 30, 2013 could result in adjustment to our estimated property tax liability at Borgata.

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

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011; however, Sam's Town Hotel and Gambling Hall suffered minor damage, and we have reached a settlement with our insurer. In addition, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway in 2011, due to imminent threat of severe flooding.

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
Moreover, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Furthermore, our properties in Iowa, Kansas, Illinois and Indiana are at risk of experiencing snowstorms, tornadoes and flooding.
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
As of September 30, 2013, we had net operating losses (“NOLs”) for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

Boyd Gaming Credit Facility
Principal of $250.0 million of Term A Loan under our New Credit Facility amortizes in an annual amount equal to 5% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis. The interest rate per annum applicable to our Term A Loan is based upon, at our option, the Eurodollar rate or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum as determined in accordance with a specified pricing grid based on the total leverage ratio. Principal of $900.0 million of our Term B Loan under our New Credit Facility amortizes in an annual amount equal to 1% of the original principal amount thereof, commencing in December 31, 2013 and payable on a quarterly basis. The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either (i) The Eurodollar rate (subject to a 1% minimum) plus 3.00%, or (ii) the base rate plus 2.00%. A fee of a percentage per annum (which ranges from 0.25% to 0.50%) determined in accordance with a specified pricing grid based on the total leverage ratio will be payable on the unused portions of our New Credit Facility. The “base rate” under the New Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under our New Credit Facility was 3.7% at September 30, 2013. Our obligations under the New Credit Facility, subject to certain exceptions, are guaranteed by certain of our subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, we and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of our and their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the New Credit Facility.
The New Credit Facility contains certain financial and other covenants, including, without limitation, various covenants that:

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
Subject to certain exceptions, we may be required to repay the amounts outstanding under the New Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.

Our New Credit Facility requires us to maintain a minimum Interest Coverage Ratio, a maximum permitted Total Leverage Ratio and a maximum permitted Secured Leverage Ratio (each as defined in the New Credit Facility) that adjust over the life of our New Credit Facility. We believe that we were in compliance with the New Credit Facility covenants, including the minimum Interest Coverage Ratio, the maximum permitted Total Leverage Ratio and the maximum permitted Secured Leverage Ratio at the end of the fiscal quarter.

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

On July 24, 2013, MDFC entered into New Borgata Credit Facility with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Borgata Credit Facility replaces the Prior Borgata Credit Agreement, which provided for the Borgata bank credit facility. The New Borgata Credit Facility provides for the Borgata Revolving Credit Facility which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). Proceeds from the New Borgata Credit Facility will be used to repay obligations outstanding under the Prior Borgata Credit Agreement and is expected to be used, together with cash on hand, to redeem up to 10% of MDFC's 9.5% Senior Secured Notes due 2015 outstanding pursuant to the Borgata Indenture among MDFC, MDDC and U.S. Bank National Association, as trustee.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our New Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including amounts borrowed under our New Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.
We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Borrowings under the New Credit Facility, the Peninsula Credit Facility and the Borgata Credit Facility would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the New Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the New Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
Recently, there were significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets are still fragile and remain volatile. We anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the New Credit Facility (to the extent that availability exists after we meet our working capital needs).

If availability under the New Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 29% of the Company's outstanding shares of common stock as of September 30, 2013. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
4.1
First Supplemental Indenture, relating to the 9.0% Senior Notes due 2020, dated as of August 14, 2013 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dates as of June 8, 2012, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee.
Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 2013.

4.2
Second Supplemental Indenture, related to the 9.125% Senior Notes due 2018, dated as of August 14, 2013, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee.
Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 2013.

10.1
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from the MDFC's Current Report on Form 8-K dated July 26, 2013.

10.2
Third Amended and Restated Credit Agreement dated as of August 14, 2013 among the Company certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 2013.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2013.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
4.1
First Supplemental Indenture, relating to the 9.0% Senior Notes due 2020, dated as of August 14, 2013 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dates as of June 8, 2012, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee.
Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 2013.

4.2
Second Supplemental Indenture, related to the 9.125% Senior Notes due 2018, dated as of August 14, 2013, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee.
Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 2013.

10.1
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from the MDFC's Current Report on Form 8-K dated July 26, 2013.

10.2
Third Amended and Restated Credit Agreement dated as of August 14, 2013 among the Company certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 2013.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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