Form 10-K
period 2013-12-31
BOYD GAMING CORP
filed 2014-03-14
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $639.8 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2014
Common stock, $0.01 par value	108,213,838
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2013 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for almost 40 years. Headquartered in Las Vegas, we have 21 wholly-owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, and Mississippi, and one controlling interest in a limited liability company in New Jersey.

Our focus has been, and will continue to remain on: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

Over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations under tightened revenue trends. Global economic issues, heightened by the recent recession, have affected both consumer wealth and consumer confidence, resulting in a meaningful decrease in expenditures on gaming and leisure activities. In response, we have established a more efficient business model that we believe will help enable us to realize improved results when normalized business volumes return. We continue to manage our cost and expense structure to adjust to current business volumes and to generate strong and stable cash flows.
During 2013, we completed several transactions that improved our long-term financial position and strengthened our balance sheet. We issued 18,975,000 additional shares of common stock, and monetized the assets of our Echelon project, an 87-acre land parcel on the Las Vegas Strip, and the Dania Jai-Alai operation, a pari-mutual jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida. These actions, in combination with other events, enabled us to reduce our overall debt balance by approximately $525 million during the year. We also completed a series of refinancing transactions in 2013 that extended debt maturities and reduced our interest rates.

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in November 2012, we completed our acquisition (the "Peninsula Acquisition") of Peninsula Gaming, LLC ("Peninsula") for approximately $1.47 billion, which added five properties to our portfolio and broadened our geographic reach to new markets in Iowa, Kansas and Louisiana. In November 2013, we entered the real money online gaming market with the launch by Borgata Hotel Casino and Spa ("Borgata") of its website in New Jersey.

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

2013 Developments
Significant developments affecting our business during the year ended December 31, 2013 include:

•
As a result of our decision in December 2012 that we would not resume development of our multibillion dollar Echelon development project on the Las Vegas strip, on March 4, 2013, we completed the sale of the Echelon site and related site improvements for $350.0 million in cash. In connection with this transaction, we entered into an agreement to purchase certain power plant improvements on the Echelon site from LVE Energy Partners, LLC (“LVE”) for $187.0 million. After consideration of the LVE transaction and related selling costs, we realized approximately $157.0 million in net proceeds from the sale. In addition to the benefit of monetizing the Echelon assets, we will realize savings benefits of approximately $16 million to $17 million per year due to the elimination of annually recurring expenses related to contractual obligations and site preservation.

•	On April 6, 2013, Boyd Gaming redeemed $150.0 million of its 6.75% Senior Subordinated Notes due 2014 (the “2014 Notes”) at par.

•
On May 1, 2013, we entered into the first amendment to Peninsula’s $875.0 million senior secured credit facility, amending certain terms of the facility as described in Note 10, Long-Term Debt, to our consolidated financial statements presented in Part IV, Item 15.

•	On May 22, 2013, we completed the sale of certain assets and liabilities of our Dania Jai-Alai operation and received cash proceeds of $58.5 million.

•	On May 30, 2013, Boyd Gaming redeemed the remaining $65.7 million of its 2014 Notes. As a result, the 2014 Notes have been fully extinguished.

•
On June 29, 2013, renovation was completed of the 162,000 square foot indoor rodeo and concert arena at Kansas Star Casino. Prior to renovation, the arena housed our interim casino operations during much of 2012.

•	On July 24, 2013, Borgata entered into an amended and restated credit agreement with its lenders.

•	On August 7, 2013, Boyd Gaming sold 18,975,000 shares of common stock in an underwritten stock offering (the “Stock Offering”). The net proceeds to the Company were $216.5 million.

•	On August 14, 2013, Boyd Gaming entered into the Third Amended and Restated Credit Agreement with its lenders.

•
During August 2013, Borgata redeemed $39.8 million of its 9.5% Senior Secured Notes due 2015 (the “2015 Borgata Notes”.) The redemption price paid was 103% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

•	On September 6, 2013, Boyd Gaming redeemed its 7.125% Senior Subordinated Notes due 2016, using the proceeds from the Stock Offering.

•
On November 4, 2013, we announced the nationwide launch of an enhanced Penny Lane, combining the latest penny slot titles with a wealth of bonus opportunities for players. Initially available at seven Las Vegas properties and at Delta Downs and Treasure Chest in Louisiana, Penny Lane, offering our players “More Bonuses, More Often,” will be introduced in additional locations upon receipt of regulatory approvals.

•
On November 26, 2013, Borgata launched its real-money online gaming to the general public in the state of New Jersey under the provisions of that state’s legislation authorizing intrastate internet gaming through Atlantic City casinos. The Borgata site, developed under an arrangement with Borgata’s online gaming partner, bwin.party Digital Entertainment PLC (“bwin”), has captured a 30% market share and offers a full suite of games, including poker, slots and table games, under the Borgata brand.

•
On December 16, 2013, Borgata increased the term commitments available to it under its existing credit agreement by an aggregate of $380.0 million (the “Incremental Term Loan”.) See Note 10, Long-Term Debt, to our consolidated financial statements presented in Part IV, Item 15, for discussion of the terms of the Incremental Term Loan.

•
On December 16, 2013, Borgata redeemed all of its remaining outstanding 2015 Borgata Notes at a redemption price of 104.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption was funded by the net proceeds of the Incremental Term Loan and borrowings under Borgata’s Revolving Credit Facility.

•
In December 2013, we received all necessary approvals for the remainder of our Phase 2 development design at Kansas Star Casino, which includes an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. We plan to begin construction in 2014.

Properties
As of December 31, 2013, we own or operate 1,254,111 square feet of casino space, containing 31,400 slot machines, 769 table games and 11,418 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 73% of gross revenues for each of the years ended December 31, 2013, 2012, and 2011. Food and beverage revenues, which generated approximately 13% of gross revenues for each of the years ended December 31, 2013, 2012, and 2011, represent the next most significant revenue source, followed by room and other, both of which separately contributed less than 10% of gross revenues during all of these respective years.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into five reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Borgata (which is comprised of our 50%-owned joint venture in Atlantic City, New Jersey). For further financial information related to our segments as of and for the three years in the period ended December 31, 2013, see Note 18, Segment Information, to our consolidated financial statements presented in Part IV, Item 15.
The following table sets forth certain information regarding our properties (listed by the segment in which each such property is reported), as of and for the year ended December 31, 2013.

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Las Vegas, Nevada
Gold Coast Hotel and Casino	2004	85,500	1,878	49	712	86%	$48
The Orleans Hotel and Casino	2004	137,000	2,631	60	1,885	89%	$52
Sam's Town Hotel and Gambling Hall	1979	133,000	2,030	29	646	91%	$43
Suncoast Hotel and Casino	2004	95,898	2,006	34	427	84%	$63
Henderson, Nevada
Eldorado Casino	1993	20,992	399	4	N/A	N/A	N/A
Jokers Wild Casino	1993	20,478	429	7	N/A	N/A	N/A

Downtown Las Vegas
Las Vegas, Nevada
California Hotel and Casino	1975	35,848	1,033	28	781	86%	$34
Fremont Hotel and Casino	1985	30,244	1,045	24	447	86%	$38
Main Street Station Casino, Brewery and Hotel	1993	26,918	861	19	406	91%	$37

Midwest and South
Tunica, Mississippi
Sam's Town Hotel and Gambling Hall	1994	66,000	1,277	30	842	58%	$47
Biloxi, Mississippi
IP Casino Resort Spa	2011	70,000	1,753	63	1,100	87%	$83
East Peoria, Illinois
Par-A-Dice Hotel Casino	1996	26,116	1,157	20	202	91%	$67
Michigan City, Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,921	42	486	74%	$73
Kenner, Louisiana
Treasure Chest Casino	1997	24,000	982	36	N/A	N/A	N/A
Vinton, Louisiana
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,642	—	203	92%	$55
Shreveport, Louisiana
Sam's Town Hotel and Casino	2004	30,000	1,042	29	514	80%	$81

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Peninsula
Dubuque, Iowa
Diamond Jo Dubuque	2012	33,300	996	19	N/A	N/A	N/A
Northwood, Iowa
Diamond Jo Worth	2012	37,957	1,002	23	N/A	N/A	N/A
Opelousas, Louisiana
Evangeline Downs Racetrack and Casino	2012	41,235	1,424	—	N/A	N/A	N/A
Amelia, Louisiana
Amelia Belle Casino	2012	27,484	838	20	N/A	N/A	N/A
Mulvane, Kansas
Kansas Star Casino	2012	71,854	1,854	50	N/A	N/A	N/A
Total of wholly-owned properties		1,093,824	28,200	586	8,651

Borgata
Atlantic City, New Jersey
Borgata Hotel Casino & Spa	2003	160,287	3,200	183	2,767	85%	$131
Total all properties		1,254,111	31,400	769	11,418
N/A = Not Applicable

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties
Our Las Vegas Locals segment consists of six casinos that primarily serve the resident population of the Las Vegas metropolitan area, which was one of the fastest growing areas in the United States prior to the economic downturn beginning in late 2007. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. Although we are seeing signs of stabilization, the recent recession had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and unstable unemployment in the Las Vegas valley, which negatively affected consumer spending. Our Las Vegas Locals segment competes directly with other locals' casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.
Gold Coast Hotel and Casino
Gold Coast Hotel and Casino (“Gold Coast”) is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who actively gamble. Gold Coast's amenities include 712 hotel rooms and suites along with meeting facilities, multiple restaurant options, a 70-lane bowling center and gaming, including slots, table games, a race and sports book and a bingo center.
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

Suncoast Hotel and Casino
Suncoast Hotel and Casino (“Suncoast”) is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast is a Mediterranean-themed facility that features 427 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theatres, and a 64-lane bowling center.

Eldorado Casino and Jokers Wild Casino
Located in downtown Henderson, the Eldorado Casino (“Eldorado”) is approximately 14 miles from the Las Vegas Strip. Jokers Wild Casino (“Jokers Wild”) is also located in Henderson. The amenities at each of these properties include a sports book and dining options, as well as gaming, including slots and table games. The principal customers of these properties are Henderson residents.
Downtown Las Vegas Properties
We directly compete with 12 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the “Cal”) in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2013, patrons from Hawaii comprised approximately 64% of the occupied room nights at the Cal, 43% of the occupied room nights at Fremont, and 47% of the occupied room nights at Main Street Station.
California Hotel and Casino
The Cal's amenities include 781 hotel rooms, multiple dining options, a sports book, and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.
Fremont Hotel and Casino
Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, a race and sports book, and meeting space.
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

IP Casino Resort Spa
The IP Casino Resort Spa ("IP") overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of a AAA Four Diamond Award. The property features more than 1,000 hotel rooms and suites; a 70,000-square-foot casino with more than 1,700 slot machines and 60 table games; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.

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
Blue Chip Casino, Hotel & Spa
Blue Chip Casino Hotel & Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. In 2006, we began operations on our newly constructed single-level dockside riverboat at Blue Chip. The new boat allowed us to expand our casino and, in connection with the construction of our new boat, add a new parking structure and enhance the land-based pavilion. On January 22, 2009, we completed an expansion project at Blue Chip that added a 22-story hotel, which included 300 additional guest rooms and increased total guest rooms to 486, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structure.
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
Delta Downs Racetrack Casino & Hotel
Delta Downs Racetrack Casino & Hotel ("Delta Downs") is located in Vinton, Louisiana and has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to wager on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility. We completed an expansion of the casino in 2004 and opened a 203-room hotel at the property in 2005. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming property, located in Lake Charles, Louisiana. Delta Downs is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana.
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
Peninsula Properties
Our Peninsula properties consist of three casinos, one racino and one riverboat casino that operate in three states, Iowa, Kansas and Louisiana. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Peninsula properties generally compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

Diamond Jo Dubuque
Diamond Jo is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. The Diamond Jo is a two-story, approximately 188,000 square foot property that includes 996 slot machines and 19 table games. Additional amenities include a 30-lane bowling center, a 33,000 square foot event center, and two banquet rooms. The property also features five dining outlets, including the Kitchen Buffet, a 184-seat live action buffet, Woodfire Grille, the casino's 133-seat high-end restaurant, Mojo's, a 124-seat sports bar, a deli and a snack shop, as well as three full service bars.

Diamond Jo Worth
The Diamond Jo Worth is a land-based casino situated on a 36-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino currently has 1,002 slot machines, 23 table games and 7 poker tables in operation, as well as a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant, and Woodfire Grille, a 114-seat high-end restaurant. There is a 100-room hotel adjacent to the casino, which is owned and operated by a third party. Under an agreement with the third party operator, the Diamond Jo Worth has the option to purchase the hotel from the third party operator. Diamond Jo Worth also operates a convenience store and gas station at the site. In March 2011, an additional 60-room hotel opened, which is owned and operated by a third party and provides additional hotel room capacity for casino guests.

Evangeline Downs
The Evangeline Downs is a land-based racino located in Louisiana. The racino currently includes a casino with 1,424 slot machines and approximately 23,000 square foot convention center. The racino features a 353-seat Cajun buffet, 60-seat Gumbo bar, a 90-seat Cafe and Blackberry, a 140-seat fine dining restaurant. In the clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 980 horses. The clubhouse, together with the grandstand and patio area, provides seating for up to 4,295 patrons. In addition, a third party owner opened a 117-room hotel adjacent to the racino in November 2010 that includes 41 suites, two meeting rooms and an indoor pool. Evangeline Downs initially held a minority ownership interest in and was a lender to the hotel owner. The ownership interest was redeemed and the loan was retired in fourth quarter 2013.

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

Amelia Belle Casino
The Amelia Belle Casino is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks and includes 838 slot machines, and 20 table games. The third deck of the riverboat includes a 119-seat buffet and banquet room.

Kansas Star Casino
The Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Management Agreement that became effective on January 14, 2011 ("Kansas Management Contract"). Construction of the Kansas Star began in March 2011. In December 2011, construction of the 162,000 square foot indoor event center was completed and on December 20, 2011, casino operations began, utilizing this space in the interim, while the remaining casino facilities were being constructed. On December 12, 2012, we opened our permanent casino which includes additional gaming space, 1,854 slot machines, 50 table games, 13 poker tables and a number of amenities including a buffet, steakhouse, deli, noodle bar, a casino bar as well as a poker themed bar. In addition, a 150 room hotel adjacent to the Kansas Star, owned by a third party, opened to the public in October 2012. We have completed the renovation of the 162,000 square foot indoor event center which housed our interim casino operations during much of 2012. The event center opened in June 2013 and is designed to host various events, including concerts, trade shows and equestrian events. In December 2013, we received all necessary approvals for the remainder of Phase 2 developmental design, which includes an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. We will begin construction in 2014.

Borgata
Borgata Hotel Casino & Spa
Borgata opened in Atlantic City, New Jersey in July 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with ten other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions. Borgata is an upscale destination resort that features a 160,000 square-foot casino with 3,200 slot machines and 183 table games. The property has a total of 2,767 guest rooms and suites comprised of 1,971 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club.
Borgata features six fine-dining restaurants with acclaimed chefs including Bobby Flay, Michael Mina, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 17 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Borgata was master-planned with ease of access and designed as a single-level casino floor with appealing design elements, including the placement of multiple food and beverage outlets on the casino floor itself. Its location in the Marina District provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

In June 2013, Boyd, Borgata, and bwin completed definitive documentation for their business arrangements in New Jersey. Pursuant to this arrangement, bwin is providing Borgata with bwin’s technology platform and service to facilitate the offering of Borgata branded online gaming services and Borgata provides bwin access to the online gaming market in New Jersey by permitting bwin to offer PartyPoker branded online gaming services pursuant to Borgata’s casino gaming license (as required by regulations in New Jersey). In connection with this arrangement, Boyd Gaming owns 10% of the bwin New Jersey subsidiary offering PartyPoker branded online gaming services in New Jersey. In October 2013, Borgata was the first casino in New Jersey to be issued an internet gambling permit, the permit necessary for a casino to offer online gaming in the State. In November 2013, bwin was issued a transactional waiver, which permits them to act as a provider of online gaming services while the licensing investigation continues.

In November 2013, Borgata launched a real money online gaming website in New Jersey developed under an agreement with bwin. Through the end of February 2014, Borgata achieved a 30% share of the online gaming market. Much of this business is coming from entirely new customers, as 85% of Borgata’s online players have not had rated play at Borgata in at least two years. Online gaming also provides Borgata with a new distribution channel to deliver its market-leading gaming experience to customers.
Borgata was developed as a 50%/50% joint venture between our wholly-owned subsidiary, Boyd Atlantic City, Inc. (“BAC”), and MAC, Corp. (“MAC”), an indirect, wholly-owned subsidiary of MGM Resorts International (“MGM”). On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in Marina District Development Holding Co., LLC (“MDDHC”), and certain land leased to Marina District Development Company, LLC ("MDDC"), into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third party in connection with MGM’s settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). MDDHC is the parent of MDDC, the entity that developed, owns and operates Borgata. BAC has a right of first refusal on any sale of the MGM Interest and has an option to purchase certain land leased by MDDC from MAC, which land is now held by the Divestiture Trust. As managing member of MDDHC pursuant to the terms of the operating agreement of MDDHC between BAC and MAC, BAC, through MDDHC, has responsibility for the oversight and management of Borgata’s day-to-day operations.
On March 24, 2010, as a result of the amendment to our operating agreement with MGM, which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. As a result, even though we, through our subsidiary BAC, only own 50% of the membership interest of Borgata, we consolidate 100% of Borgata’s results of operations in our financial statements.
On August 8, 2011, the New Jersey Casino Control Commission approved an amendment with respect to MGM’s settlement agreement with the NJDGE. The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM’s Interest during the following 12-month period, or not later than March 24, 2014.
On February 20, 2013, MGM announced that it had entered into another amendment with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the New Jersey Casino Control Commission for licensure in New Jersey. The March 24, 2013 deadline to sell the MGM Interest set forth in the prior amendment was deferred pending the outcome of the licensure process.

Competition
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

Internet gaming has recently been legalized in several states. While we believe internet gaming provides a growth opportunity for us, it could create additional competition for us and could adversely affect our operations.

Future Development Opportunities
Development agreement with Sunrise Sports, LLP
We have entered into a development agreement with Sunrise Sports Entertainment, LLP, the operator of the BB&T Center, a major entertainment venue in South Florida and home to the NHL's Florida Panthers, for a new project in Broward County, Florida. This agreement provides us with the opportunity to take advantage of the potential to expand gaming in South Florida at the site of the BB&T Center.

Development agreement with Wilton Rancheria
We have a development agreement and a management agreement with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Agreements with bwin
During October 2011, we entered into an agreement with bwin, the world's largest publicly traded online gaming company. Per this agreement, should Congress legalize online poker in the United States, and subject to regulatory approvals, we would acquire a 10% stake in a new company that would offer online poker to United States-based players under bwin's brands, including PartyPoker. Separately, we entered into a 15-year agreement to use bwin's technology platform and associated services to offer online poker to United States players under a brand Boyd develops, assuming Congress passes enabling legislation. These agreements with bwin were subsequently modified to apply to online gaming (not just poker) on a state-by-state basis. These agreements are being utilized by Borgata to provide necessary technology infrastructure and back-of-house processing for Borgata’s online business that launched in November 2013. We can extend the agreement to additional states that legalize online gaming.

Frequent Player Loyalty Programs
B Connected
We have established a nationwide branding initiative and loyalty program. Our players use their “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi. The “B Connected” club, among other benefits, extends the time period over which players may qualify for promotions and increases the credits awarded to reel slot and table games players.
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program-based iPhone and Android application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer’s iPhone, iPad or Android device, making “B Connected Mobile” the first application of its kind available on multiple platforms. The application further expands the benefits of the “B Connected” program by providing real-time personalized information on hotel, dining and gaming offers when a customer visits a Boyd property, instant access to event information, schedules and special offers. and a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games’ locations on a casino floor map, the ability to track “B Connected” point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools allow our customers to receive the greatest value from their “B Connected” membership, and ensure that our marketing is as effective as possible.
We further improved our “B Connected” loyalty program with the introduction of “B Connected Social” in the first quarter of 2012, which rewards users for using “B Connected Online”, “B Connected Mobile”, or sharing offers and events on social networks. “B Connected Social” is a dynamic network loyalty program that allows “B Connected” members to share offers with friends, connect to their favorite social networks, check in online via certain social networks, as well as participate in a variety of online activities including interfacing with “B Connected Online” or “B Connected Mobile”, participate in online contests, and register for alerts to deliver targeted information specific to the “B Connected” member.

Peninsula Programs
Each of the Peninsula properties sponsors its own player loyalty program to expand its brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to serve an important role: to retain existing customers, maintain trip frequency and acquire new customers. These properties offer their guests comprehensive, competitive and targeted marketing and promotion programs. Each program, for example, offers players a hassle-free way of earning points redeemable for food, beverage and retail items as well as comp dollars and other rewards and benefits based on game play. In addition, each property strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience.
We plan to extend the B Connected program to the five Peninsula properties during 2014, subject to the receipt of regulatory approvals. The implementation of "B Connected" will replace the individual property programs described above and provide Peninsula’s players with a multi-property player loyalty program.
My Borgata Rewards
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

Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. Some jurisdictions, including Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey, and empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and may require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

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

Summary of Internet Gaming Regulations Recently Adopted by the State of New Jersey
The real money online gaming offering recently launched by Borgata is subject to extensive regulation. In February of 2013, New Jersey enacted amendments to the Casino Control Act (the “Act”) authorizing intrastate internet gaming pursuant to regulations to be adopted by the NJDGE. Those regulations were subsequently promulgated and Internet gaming went “live” in November of 2013 upon the authority of the NJDGE. The authorization to permit Internet gaming in the Act will expire in October 2020, unless extended by further act of the New Jersey Legislature.

In accordance with the Act, Internet gaming may only be offered by the holder of a New Jersey Casino license who is permitted to align with appropriately licensed vendors providing the goods and services necessary to conduct Internet gaming operations. Agreements between Casino licensee/ permit holder and a Casino Service Industry Enterprise (“CSIE”) to conduct Internet gaming operations and share percentages of revenue from Internet gaming operations are permissible subject to submission to and approval by the NJDGE. Any vendor with which the casino licensee/permitee wishes to work must apply for and obtain a CSIE license.

“Internet gaming” is defined in New Jersey as “the placing of wagers with a casino licensee at a casino located in Atlantic City using a computer network of both federal and non-federal interoperable packet switched data networks through which the casino licensee may offer authorized games to individuals who have established a wagering account with the casino licensee and who are physically present in this State.” Thus, under the Act, Internet gaming can be conducted when the servers on which internet wagers are taken are located within an Atlantic City Casino by customers who are within the boundaries of New Jersey who have established an internet wagering account in the manner proscribed by the NJDGE’s regulations. Games that are permitted to be offered include poker, slots, and all other land based casino games that are authorized by the Act and the regulations. Account holders must establish their identity and eligibility (21 years of age or older; not excluded or voluntarily self-excluded) and provide means of ensuring that the person playing is the account holder via “know your customer” methods. The software employed in an Internet gaming system must be capable of, among other things, assuring that the computer or other device from which the wager is placed is within the state of New Jersey via “geolocation” technology. Further, all “primary equipment” used to operate the Internet game must be physically located in approved restricted area on the premises of the applicable Atlantic City casino. Back-up equipment, even if needed for temporary operations, may be located elsewhere, if the site is approved by the NJDGE.

In order to offer internet gaming, the casino licensee is required to obtain an Internet gaming permit, which is valid for a period of one year. Fees associated with Internet gaming include $400,000 for initial permit and $250,000 for each renewal; costs can go higher based on actual costs incurred by the NJDGE, and an additional annual fee of $250,000 ($140,000 allocated to Council on Compulsive Gambling, and $110,000 for compulsive gambling treatment programs). Each such permit entitles the casino licensee to offer up to five separate online offerings.

The tax on internet gaming gross gaming revenues is 15% and thus is higher than the 8% gross gaming revenue tax rate for New Jersey’s land based casinos. In addition, the investment alternative tax established by the Act also applies to Internet wagering gross revenues, except that the investment alternative tax on these revenues is 5% and the investment alternative is 2.5%, which rates are double those applied to gross gaming revenues generated by land based casinos.

In addition to the above requirements, The NJDGE’s detailed regulations governing Internet gaming, including the following: required financial and statistical reports, required employees, certain of which must be located in State, facility requirements, accounting controls, computer system requirements, patron account requirements, creation and maintenance of lists of persons excluded, voluntarily or otherwise, from participating in Internet gaming; and forms and reports related to the tax on Internet gaming gross revenue, and more.

Summary of Other Applicable Regulations
A detailed description of the other governmental gaming regulations to which we are subject has been filed as Exhibit 99.3 to Amendment No. 1 to our Form S-4 Registration Statement filed with the SEC on April 23, 2013.
Employees and Labor Relations
At December 31, 2013, we employed approximately 24,207 persons, of which 18,374 were employed by Boyd Gaming Corporation and 5,833 were employed by Borgata. On such date, Boyd had collective bargaining agreements with three unions covering 1,370 employees and Borgata had collective bargaining agreements with four unions covering 2,203 employees. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in two cases under the terms of the expired agreements.
Corporate Information
We were incorporated in Nevada in June 1988. Our principal executive offices are located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com.
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

•
competition, including expansion of gaming into additional markets including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax positions;

•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;

•	our belief as to the resiliency of certain of the local economies where certain of our properties are located;

•	our expenses;

•
indebtedness, including Boyd Gaming's, Peninsula's and Borgata's ability to refinance or pay amounts outstanding under our respective bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we, Peninsula and Borgata will need to refinance all or a portion of our respective indebtedness at or before maturity;

•
our expectations with respect to Borgata, including our responsibility and control over day-to-day operations and the managerial resources we expect to devote to effectuate the sale of the MGM Interest;

•	our statements with respect to our B Connected loyalty program, including its ability to drive profitable business to our properties;

•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market recovers and expands;

•	our expectations with respect to the valuation of tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

•
our expectations with respect to potential disruptions in the global capital markets, the effect of such disruptions on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;

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

•
our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under our Third Amended and Restated Credit Agreement (as amended, the “New Credit Facility”);

•	our assumptions and expectations regarding our critical accounting estimates;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	our expectations for capital improvement projects;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our New Credit Facility, the MDFC $60 million payment priority secured revolving credit facility (the "Borgata Credit Facility") and the Peninsula $875.0 million senior secured credit facility (the “Peninsula Credit Facility”) and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•	our belief that all pending claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;

•	that margin improvements will remain a driver of profit growth for us going-forward;

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

•	our overall outlook, including all statements under the heading Executive Overview in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•	the future results of Peninsula's gaming properties, including without limitation, Kansas Star;

•	our belief that recently issued accounting pronouncements discussed in this Annual Report on Form 10-K will not have a material impact on our financial statements;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain New Credit Facility covenants;

•	the anticipated new development project with Sunrise Sports Entertainment, and the passage of enabling legislation;

•	the anticipated new development project with Wilton Rancheria, and the passage of enabling legislation;

•	expectations, plans, beliefs, hopes or intentions regarding the future; and

•	assumptions underlying any of the foregoing statements.
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

•	The risk that our projects may not help us compete with new or increased competition in our markets.

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us.

•	The risk that the expansion of internet gaming in other jurisdictions could increase competition for our traditional operations.

•	The risk associated with owning real property, including environmental regulation and uncertainties with respect to environmental expenditures and liabilities.

•	The risk associated with challenges to legalized gaming in existing or current markets.

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions differ materially from our preliminary estimates.

•
The risk that negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future periods.

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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our New Credit Facility, the Peninsula Credit Facility or the Borgata's Credit Facility, as amended, and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•
The risk that we, Peninsula or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we, Peninsula or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in our New Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in its Borgata Credit Facility.

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

•
The risk that the instability in the financial condition of our lenders could have a negative impact on our New Credit Facility, the Peninsula Credit Facility and the Borgata Credit Facility, as amended.

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the recent economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

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
Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2013 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

For example, we have recently experienced one of the toughest economic periods in Las Vegas history. The recent housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions also adversely affected tourism and spending in Atlantic City, where Borgata is located. While these economies have largely recovered, we are unable to determine the sustainability or strength of any economic recovery. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, with various other casino and other entertainment businesses and with online gaming sites, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

Following legalization in New Jersey in February 2013, Borgata launched its real-money online gaming site with bwin in November 2013. While this site has captured a 30% market share, we expect that we will face increased competition, both to our online site and to our other properties, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example,, a new property opened in Shreveport, Louisiana, during June 2013, which competes with Sam's Town Shreveport for gaming customers. A new property is also under construction in Lake Charles, Louisiana, that could increase competition with Delta Downs Racetrack Casino & Hotel. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

Also, our business may be adversely impacted by the additional gaming and room capacity in states where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.

For example, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed in Pennsylvania, and other states near New Jersey, including New York, Delaware and Maryland, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, and in November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.

There are also currently initiatives to expand gaming in Davenport, Iowa and Cedar Rapids, Iowa, along with the possible future expansion of gaming in Wisconsin that, if consummated, could impact the operating results of the Diamond Jo Dubuque. The Kansas Star could, in the future, face competition from the Wichita Greyhound Park, located approximately 30 miles away in Park City, Kansas. While gaming is not currently permitted in Sedgwick County, Kansas (the site of the Wichita Greyhound Park), the Kansas Expanded Lottery Act permits the installation of slot machines at race tracks under certain conditions. If the Kansas legislature authorized a new gaming referendum in Sedgwick County and such referendum was approved, and certain other regulatory conditions were satisfied, the Wichita Greyhound Park could be permitted to install slot machines.

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam's Town Shreveport. The Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon successful negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility. In July 2011, the Wyandotte Nation brought suit against the Secretary of the U.S. Department of Interior to compel the Secretary to take the Park City land into trust. This litigation is on-going.

In addition, we also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on-and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

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

In addition, increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.

The global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the recent global financial crisis had far-reaching adverse consequences across many industries, including the gaming industry. The crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have recovered and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our, Peninsula’s or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. The results of our annual scheduled impairment tests performed in fourth quarter 2013 required us to record non-cash impairment charges of $4.1 million, which were comprised of $3.2 million of impairments of certain trade names acquired in the Peninsula Acquisition and $0.9 million to further impair the Sam’s Town Shreveport gaming license. We had recorded a non-cash impairment charge of $17.5 million to the Sam's Town Shreveport gaming license in connection with the 2012 annual impairment test. This property's operating results have been impacted by weaker discretionary consumer spending and increased competition in its market.

In December 2012, we reconsidered our commitment to complete our multibillion dollar Echelon development project on the Las Vegas Strip and concluded that we would not resume development. Based on the exploration of the viability of alternatives for the project, in the three months ended December 31, 2012, we recorded a non-cash impairment charge of approximately $993.9 million related to the Echelon development and $39.4 million related to various parcels of undeveloped land based on the difference between the book value of the assets and the estimated realizable value of the assets. On March 4, 2013, we sold the Echelon site and related improvements on the site and received net proceeds of $157.0 million.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

Our partner in the Holding Company, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has transferred its 50% interest, and we do not have the ability to select the new partner.
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

We are the managing member of the limited liability company that operates Borgata, and have been, and will continue to be responsible for the day-to-day operations of Borgata, including the operations and improvement of the facility and business. Additionally, we hold a right of first refusal on any sale of the MGM Interest in Borgata. However, if MGM's efforts to be relicensed in New Jersey fail and they are forced to sell the MGM Interest, we believe we likely will need to expend managerial resources to effectuate the eventual sale of the MGM Interest from the Divestiture Trust to a new partner, regardless of whether we exercise our right of first refusal. Other than exercising our right of first refusal, we generally do not have the ability to affect the selection of the potential new partner at Borgata.

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

Our Lottery Gaming Facility Management Contract with the State of Kansas contractually obligates us to open certain phases of our project by certain specified dates. While thus far we have satisfied all such contractual obligations with respect to the phased construction, the final phase of the construction project (which is not yet complete) must be completed no later than January 14, 2015, as set forth in the Management Contract. However, if we fail to meet the future completion date for our entire construction project, we would be in breach of the Management Contract. If we breach our Management Contract, the State of Kansas has certain remedies, up to and including cancellation of our contract, which if it occurred, would cause a material adverse impact with respect to our business, results of operations, cash flows and financial condition.

Risks Related to the Regulation of our Industry
We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject has been filed as Exhibit 99.2 to this Annual Report on Form 10-K. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

Regulation of Smoking
New Jersey and Illinois have each adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions. Kansas has also attempted to pass legislation to regulate smoking in casino and racetrack gaming floors during each of the past two years.

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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially and adversely affected. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposed an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006.

Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in June 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through December 31, 2013 could result in adjustment to our estimated property tax liability at Borgata.

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
In connection with Borgata's collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, Borgata participates in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. On May 28, 2010, Borgata agreed upon a schedule with Local 54/UNITE HERE pursuant to which it began making increased monthly contributions to the Fund effective October 1, 2011.

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

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011; however, Sam's Town Tunica suffered minor damage, and we have reached a settlement with our insurer. In addition, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway in 2011, due to imminent threat of severe flooding.

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

In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected area. For example, during the current winter much of the country was impacted by some of the worst winter weather in decades, particularly in the Midwest. Although our properties at Blue Chip and Par-A-Dice were not closed as a result, these storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such time. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

Blue Chip, Par-A-Dice, Sam’s Town Tunica, Sam’s Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the FEMA as a special flood hazard area. Our level of flood insurance coverage may not be adequate to cover all losses in the event of a major flood.

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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than 45% of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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
As of December 31, 2013, we had net operating losses (“NOLs”) for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

In addition to our debt instruments, our indirect subsidiaries, Marina District Finance Company, Inc. (“MDFC”) and Peninsula, each have a significant amount of indebtedness which contain restrictive covenants that impose significant operating and financial restrictions on each company, including limitations on dividends, distributions and certain other restricted payments, which could have a significant adverse effect on our business, results of operations and financial condition.

Note 10, Long-Term Debt, included in the notes to our audited consolidated financial statements provided in Item 15 of this Annual Report on Form 10-K contains further disclosure regarding our, Peninsula’s and Borgata’s current outstanding debt.

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

The terms of the Peninsula indebtedness limits the payment of dividends (other than tax distributions), distributions and management fees from Peninsula to Boyd Acquisition II, LLC ("HoldCo"). The promissory note that HoldCo entered into upon the closing of the Peninsula Acquisition (the “HoldCo Note”) , which we entered into upon the closing of the Peninsula Acquisition, imposes limitations on HoldCo and on Peninsula and Peninsula's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula or upon a change of control.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 29% of the Company's outstanding shares of common stock as of December 31, 2013. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.	Properties.
Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.
As of December 31, 2013, some of our hotel casinos and development projects are located on leased property, including:

•	The Orleans, located on 77 acres of leased land.

•	Suncoast, located on 49 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Borgata, located on 26 acres of owned land and 19.6 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and leases approximately 2.0 acres of parking surfaces.

•
Diamond Jo Worth, located on 36 acres of owned land and 10 acres of leased land. Diamond Jo Worth also leases 298 acres of land in Emmons, Minnesota on which a nine-hole golf course and a nine-station sporting clay course and hunting facility are located.

•	Evangeline Downs, located on 649 acres of owned land and leases the facilities that comprise the Henderson, Eunice and St. Martinville OTB's.

ITEM 3.    Legal Proceedings
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.    Mine Safety Disclosures
Not applicable

ITEM 4A.    Executive Officers of the Registrant
The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of March 14, 2014:

Name	Age	Position
Paul J. Chakmak	49	Executive Vice President and Chief Operating Officer
Brian A. Larson	58	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	52	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Anthony D. McDuffie	53	Vice President and Chief Accounting Officer (Principal Accounting Officer)
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
Our common stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and holders of record of our common stock is set forth below.
Market Information
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2013
First Quarter	$8.66	$6.35
Second Quarter	14.34	7.96
Third Quarter	14.27	10.78
Fourth Quarter	14.46	9.77
Year Ended December 31, 2012
First Quarter	9.61	6.91
Second Quarter	8.25	6.79
Third Quarter	7.32	5.30
Fourth Quarter	6.99	4.76
On February 28, 2014, the closing sales price of our common stock on the NYSE was $11.62 per share. On that date, we had approximately 808 holders of record of our common stock and our directors and executive officers owned approximately 31% of the outstanding shares. There are no other classes of common equity outstanding.
Dividends
Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of a quarterly dividend for future periods, and we therefore have not paid any dividends since that date. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our Credit Facility and our outstanding notes.
Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to repurchase any shares under this program, and no repurchases were made during the year ended December 31, 2013. We have repurchased 1.7 million shares of our common stock under this authorization, and we are authorized to repurchase up to an additional $92.1 million in shares.Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases would be funded with existing cash resources and availability under our New Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our Credit Facility and our outstanding notes.

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

Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index (“S&P 400”) and certain companies in our peer group, which is comprised of Isle of Capri Casinos, Inc., Penn National Gaming, Inc. and Pinnacle Entertainment, Inc. The performance graph assumes that $100 was invested on December 31, 2008 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P Midcap 400 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Boyd Gaming Corporation
S&P Midcap 400
Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2009	176.96	137.38	129.73
December 2010	224.10	173.98	174.94
December 2011	157.72	170.96	166.41
December 2012	140.38	201.53	221.37
December 2013	238.05	269.04	303.63
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Selected Financial Data
The selected consolidated financial data presented below has been derived from our audited consolidated financial statements. This information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and accompanying notes thereto.

	Year Ended December 31,
(In thousands)	2013 (a)	2012 (b)	2011 (c)	2010 (d)	2009 (e)
Statement of Operations Data:
Net revenues	$2,894,438	$2,482,828	$2,330,844	$2,134,496	$1,633,426

Operating income (loss)	278,301	(850,263)	235,982	193,265	188,202

Income (loss) from continuing operations before income taxes	(115,994)	(1,139,235)	(10,400)	24,392	37,326

Income (loss) from continuing operations, net of tax	(119,344)	(918,446)	(10,678)	14,789	25,047

Net income (loss) attributable to Boyd Gaming Corporation	(80,264)	(908,865)	(3,854)	10,310	4,241

Income (loss) from continuing operations per common share
Basic	(0.94)	(10.32)	(0.07)	0.15	0.29
Diluted	(0.94)	(10.32)	(0.07)	0.15	0.29

Balance Sheet Data:
Cash and cash equivalents	$177,838	$192,545	$178,091	$144,709	$92,320
Total assets	5,741,731	6,332,193	5,883,054	5,656,861	4,459,957
Long-term debt, net of current maturities	4,352,932	4,827,853	3,347,226	3,193,065	2,576,911
Total stockholders' equity	650,437	467,127	1,374,079	1,361,369	1,156,369

Other Data:
Ratio of earnings to fixed charges (f)	—	—	—	1.1x	1.2x
(a)    2013 includes $10.4 million in pretax, noncash impairment charges; and $54.2 million in pretax loss on early extinguishments and modifications of debt. We completed the sale of certain assets and liabilities of the Dania Jai-Alai business on May 22, 2013, and have presented its results as discontinued operations for all periods presented. As a result of the sale of the Echelon site on March 4, 2013, we ceased consolidation of LVE Energy Partners, LLC, as of that date. 2013 also includes a full year of financial results for Peninsula Gaming, which we acquired in November 2012.
(b)    2012 includes $1.05 billion of pretax, non-cash impairment charges, primarily consisting of $993.9 million related to the Echelon development, $39.4 million related to various parcels of undeveloped land and $17.5 million for the write-down of the Sam's Town Shreveport gaming license; $18.7 million of pretax acquisition costs, primarily related to the acquisition of Peninsula Gaming; a $7.7 million pretax gain at Borgata from insurance proceeds related to a September 2007 fire during construction of The Water Club and from business interruption proceeds due to a three-day closure in August 2011 related to Hurricane Irene; and a $7.1 million pretax gain from business interruption proceeds due to the temporary closure of our Tunica property in May 2011 due to flooding. 2012 also includes financial results of Peninsula Gaming from its November 20, 2012, date of acquisition and a full year of the results of the IP, which we acquired in October 2011.
(c)    2011 includes $7.0 million of pretax income related to the forfeited deposits from the buyers on the proposed sale of Dania Jai-Alai, which sale was not completed; $6.4 million of pretax acquisition costs, primarily related to our acquisition of IP; a $5.0 million pretax, non-cash impairment charge to the Borgata trademark; a $4.6 million pretax bargain purchase gain related to the acquisition of IP; and $1.1 million pretax, non-cash impairment charge related to Borgata's investment in an unconsolidated subsidiary. 2011 also includes the financial results of IP from its October 4, 2011, date of acquisition.
(d)    2010 includes $28.2 million of incremental interest expense at Borgata, of which $26.1 million related to the impact of additional amounts borrowed at a higher interest rate and $2.0 million related to the accelerated write off of deferred loan fees on refinanced borrowings; $10 million of other income for a fee from MGM related to the amendment to the Borgata operating agreement; $7.5 million of pretax preopening expenses; $4.7 million of pretax write-downs and other charges, primarily related to acquisition activities; and $2.5 million pretax gain from an equity distribution from Borgata. As a result of the amendment of the Borgata operating agreement, we commenced consolidation of Borgata on March 24, 2010.

(e)    2009 includes $41.8 million in pretax charges for asset impairments and write-downs, primarily due to a $28.4 million pretax goodwill impairment charge for Dania Jai-Alia and a $13.5 million pretax write-down related to the suspension of the Echelon project; $17.8 million of preopening expenses; a $15.3 million pretax gain on the early retirement of debt; a $14.3 million pretax gain related to our share of property damage insurance recoveries at Borgata; $8.9 million of retroactive interest expense related to our contingent payment for Dania Jai-Alai; and $1.8 million of accelerated interest expense related to our credit facility.
(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $117.1 million, $1.14 billion and $10.8 million for 2013, 2012 and 2011, respectively.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly those projected in such forward-looking statements.

EXECUTIVE OVERVIEW
Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for almost 40 years.

We are a diversified operator of 21 wholly-owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into the following five reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Peninsula
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Amelia Belle Casino	Amelia, Louisiana
Kansas Star Casino	Mulvane, Kansas

Borgata
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

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

Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, pay income taxes and pay dividends.

Our focus has been and will continue to remain on: (i) ensuring our existing operations are managed as efficiently as possible, and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

Our Strategy
Our overriding strategy is to increase shareholder value. We are focused on the following strategic initiatives to improve and grow our business.

Strengthening our Balance Sheet
We are committed to finding opportunities to strengthen our balance sheet through diversifying and increasing cash flow to reduce our debt.

Operating Efficiently
We are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. The efficiencies of our business model position us to flow a substantial portion of revenue gains directly to the bottom line. Margin improvements will remain a driver of profit growth for us going forward.

Evaluating Acquisition Opportunities
Our evaluations of potential transactions and acquisitions are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price.

Maintaining our Brand
The ability of our employees to deliver great customer service helps distinguish our Company and our brands from our competitors. Our employees are an important reason that our customers continue to choose our properties over the competition across the country.

Our Key Performance Indicators
We use several key performance measures to evaluate the operations of our properties. These key performance measures include the following:

•	Gaming revenue measures:

•
Slot handle means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are measures of volume and/or market share.

•
Slot win and table game hold mean the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

•
Food and beverage revenue measures: average guest check means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served (“food covers”) is an indicator of volume; and the cost per guest served is a measure of operating margin.

•	Room revenue measures: hotel occupancy rate measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Year Ended December 31,
(In millions)	2013	2012	2011
Net revenues	$2,894.4	$2,482.8	$2,330.8
Operating income (loss)	278.3	(850.3)	236.0
Net income (loss) attributable to Boyd Gaming Corporation	(80.3)	(908.9)	(3.9)

Net Revenues
The increases in our net revenues over the periods presented are primarily due to our strategic acquisitions. In 2013, net revenues increased approximately $411.6 million, or 16.6%, over the prior year due to the $463.4 million of incremental revenues contributed by Peninsula, which was acquired in November 2012 (the “Peninsula Acquisition”). Partially offsetting this increase was a $60.0 million decline in revenues from the Midwest and South segment due primarily to a decrease in slot volume.

Net revenues increased approximately $152.0 million, or 6.5%, for 2012 as compared to 2011 due primarily to the $143.0 million in incremental revenues contributed by IP Casino Resort Spa (“IP”) in Biloxi, Mississippi, which was acquired in October 2011, and the addition of Peninsula, which contributed $56.9 million in net revenues during 2012 for the period following its acquisition. These increases were partially offset by reductions in revenues from our Las Vegas Locals segment and Borgata.

Operating Income (Loss)
The variations in our reported operating income (loss) over the periods presented are primarily due to $1.05 billion of non-recurring, non-cash impairment charges recorded in 2012, which included $993.9 million related to the Echelon project and $17.5 million related to the write-down of the Sam's Town Shreveport gaming license. In 2013, our operating income increased $1.13 billion over the operating loss reported for 2012, reflecting the impact of the 2012 impairment charges and the contribution of $64.8 million in incremental operating income from Peninsula.

In 2012, the reported operating loss reflected a $1.09 billion decrease from the operating income reported in 2011. The decrease is due primarily to the 2012 impairment charges and to the increase in other operating items, net, reflecting charges of $18.7 million related to the acquisition of Peninsula and the evaluation of other acquisition opportunities.

Net Loss Attributable to Boyd Gaming Corporation
The variations in the net loss attributable to Boyd Gaming Corporation over the reporting periods are also primarily due to the 2012 impairment charges. Also contributing to the variations are increases in interest expense due to the incremental debt incurred to fund acquisitions and the impact on the net loss of our income tax provision. These items are discussed further below.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 74%, 72% and 72% of gross revenues for 2013, 2012 and 2011, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13%, 14% and 14% of gross revenues for 2013, 2012 and 2011, respectively. Room revenues and other revenues separately contributed less than 10% of gross revenues during each year. The shift in the mix of our revenues is primarily due to the fourth quarter 2012 acquisition of Peninsula, whose properties generally offer fewer amenities than our other properties and, in particular, do not have hotels.

	Year Ended December 31,
(In millions)	2013	2012	2011
REVENUES
Gaming	$2,479.0	$2,106.2	$1,982.2
Food and beverage	446.4	417.2	387.7
Room	265.4	264.9	246.2
Other	165.2	145.2	134.6
Gross revenues	3,356.0	2,933.5	2,750.7
Less promotional allowances	461.6	450.6	419.9
Net revenues	$2,894.4	$2,482.9	$2,330.8

COSTS AND EXPENSES
Gaming	$1,170.8	$1,006.8	$920.1
Food and beverage	240.1	219.5	199.7
Room	54.3	55.5	56.1
Other	121.6	111.0	108.8
	$1,586.8	$1,392.8	$1,284.7
MARGINS
Gaming	52.77%	52.20%	53.58%
Food and beverage	46.21%	47.39%	48.49%
Room	79.54%	79.05%	77.21%
Other	26.39%	23.55%	19.17%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. Gaming revenues increased by 17.7% during 2013 as compared to the prior year primarily due to the $431.4 million increase in gaming revenues contributed by Peninsula. Partially offsetting the increase was a $63.2 million decrease in gaming revenues in our Midwest and South segment. Excluding Peninsula, our overall slot handle decreased 4.0%, while slot hold remained relatively unchanged in 2013 compared to 2012. Gaming margin increased by 0.6 percentage points due to our continuing focus on cost containment measures.

Gaming revenues increased by $124.0 million, or 6.3%, during 2012 as compared to the prior year primarily due to a $118.6 million increase in gaming revenues at IP, compared to gaming revenues contributed by IP in the prior year following its October 2011 acquisition. Excluding IP and Peninsula, overall slot handle decreased 1.7%, while slot hold remained relatively unchanged compared to the prior year. Although gaming margins decreased slightly from 53.6% to 52.2%, we continue to focus on our cost containment measures.

Food and Beverage
Food and beverage revenues increased $29.2 million, or 7.0%, during 2013 as compared to 2012 due to the $35.2 million increase in food and beverage revenues contributed by Peninsula, which was offset by a $5.2 million decline in the Midwest and South segment. Excluding Peninsula, the number of food covers decreased 7.1%, while the average guest check increased 2.7%. The $20.6 million increase in food and beverage expense is due to the inclusion of a full year of expense for Peninsula.

In 2012, food and beverage revenues increased by $29.4 million, or 7.6%, as compared to 2011 primarily due to a $28.0 million increase in food and beverage revenues at IP, compared to revenues for the period from consummation on October 4, 2011 through December 31, 2011, and the addition of $4.0 million in revenues following the acquisition of Peninsula. Excluding Peninsula, the number of food covers increased 5.9%, and the average guest check increased 2.1%. The $23.6 million increase in food and beverage expense is due to the 5.9% increase in food covers and a 3.6% increase in the cost per cover.

Room
Room revenues increased by $0.5 million in 2013 compared to 2012. Room revenues were unaffected by the Peninsula acquisition, since the Peninsula properties do not offer hotels. ADR and hotel occupancy decreased 1.5% and 0.5%, respectively, largely driven by a decrease in leisure travel. Room margins improved by 0.5% due to our focus on cost containment measures.

In 2012, room revenues increased by $18.7 million, or 7.6%, of which IP contributed $23.1 million in incremental revenues compared to the prior year period from its acquisition consummation on October 4, 2011 through December 31, 2011. ADR increased 1.5%, which was slightly offset by a 1.7 percentage point decrease in hotel occupancy largely driven by a decrease in leisure travel. Room margins improved from 77.2% to 79.0% due to our cost containment measures, as the increase in our cost per room of less than 1.0% was more than offset by the 1.5% increase in ADR.

Other
Other revenues increased by $20.0 million, or 13.8%, of which Peninsula contributed $16.2 million in incremental revenues during 2013 compared to 2012. Other expenses increased by $10.6 million primarily due to the incremental expenses from Peninsula. Other operating margin improved 2.8 percentage points due to our cost containment measures.

During 2012, other revenues increased by $10.6 million, or 7.9%, of which IP contributed $9.0 million in incremental revenues compared to the prior year period from consummation on October 4, 2011 through December 31, 2011. Additionally, the Peninsula Acquisition that closed on November 20, 2012, resulted in $1.7 million of incremental other revenues for 2012. Related other expenses remained relatively flat as compared to the prior year due to our cost containment measures, resulting in an increase in overall margins.

Revenues by Reportable Segment
The following table presents our net revenues by Reportable Segment for 2013, 2012 and 2011.

	Year Ended December 31,
(In millions)	2013	2012	2011
Net Revenues by Reportable Segment
Las Vegas Locals	$591.5	$591.3	$605.0
Downtown Las Vegas	222.7	224.2	224.3
Midwest and South	864.2	924.2	771.4
Peninsula	520.3	56.9	—
Borgata	695.7	686.2	730.3
Net revenues	$2,894.4	$2,482.8	$2,331.0

Las Vegas Locals
Net revenues for our Las Vegas Locals segment in 2013 were essentially flat as compared to the prior year. Declines of 1.0% in gaming revenues and food and beverage revenues were offset by a 3.8% increase in room revenues and a 3.8% reduction in promotional allowances. The decline in gross gaming revenues reflects a 4.1% decline in slot drop, partially offset by a 1.3% increase in table drop.

In 2012, net revenues declined 2.3% as compared to the prior year. An elevated promotional environment created by local competition resulted in a 2.7% increase in promotional allowances during 2012. Additionally, gross gaming revenues decreased $13.0 million primarily due to 4.3% and 1.7% decreases in table game drop and slot drop, respectively, which were only partially offset by slight increases in table game and slot hold. These decreases were also partially offset by sales growth generated in our food and beverage outlets as food covers increased 3.2%, resulting in a $2.3 million increase in food and beverage revenues as compared to the prior year.

Downtown Las Vegas
Net revenues decreased by 0.7% in 2013 as compared to the prior year due to a 1.0% decline in gaming revenues, which was primarily due to a decline in slot drop.

In 2012, net revenues were virtually unchanged as compared to 2011. We experienced a 2.4% decrease in the hotel occupancy rate due to a challenging leisure travel market, primarily driven by a 7.3% decrease in our Hawaiian occupied rooms compared to the prior year. Additionally, we experienced a $2.2 million decrease in gaming revenue due to a 1.8% decrease in slot drop. These decreases were offset by a $1.1 million increase in food and beverage revenues and a decrease of $0.8 million in promotional allowances due to our cost containment focus.

Midwest and South
Net revenues decreased by $60.0 million during 2013 as compared to 2012. This decrease was primarily due to a $59.2 million, or 7.0%, decrease in gaming revenues. Table game drop and slot handle decreased 5.0% and 7.2%, respectively, as compared to prior year. Food and beverage revenues and room revenues also declined by 4.0% and 3.8%, respectively. Food covers decreased 7.1%, while the average guest check increased 2.7%. Occupancy decline 2.9 percentage points and ADR decreased 0.5% in the segment.

Net revenues increased by $152.8 million during 2012, as compared to 2011. The increase in net revenues was due to the acquisition of IP, which contributed $187.9 million in net revenues in 2012 compared to $44.6 million in net revenues for the period following its acquisition in the fourth quarter of 2011, an increase of $143.3 million. Including IP, food covers increased 24.3% and the average guest check increased 8.7%. Similarly, including IP, table game drop and slot handle increased 34.3% and 16.6%, respectively, as compared to the prior year.

Peninsula
The increase in net revenues for the Peninsula segment reflects the full year contribution in 2013, as compared to only a partial year in 2012 for the period following the November 20, 2012 acquisition.

For 2012, net revenues were $56.9 million for the period of acquisition from November 20, 2012 to December 31, 2012. The segment reported growth from the prior year when Peninsula was a standalone company, due to a full year of contributions from the Kansas Star, which commenced operations on December 20, 2011.

Borgata
Net revenues for 2013, as compared to 2012, increased by $9.5 million, or 1.4%. The increase is primarily the result of a $6.6 million, or 1.1%, increase in gaming revenues and a $2.9 million, or 7.2%, increase in other revenues. Borgata launched its real-money online gaming website during fourth quarter 2013, which contributed $2.2 million of the gaming revenue increase. Borgata continues to be impacted by increased local and regional competition, particularly in the Atlantic City and Eastern Pennsylvania gaming markets. The increase in gaming revenues was attributed to a 1.6% increase of in slot drop and a 2.12 percentage point increase in table game win percentage. Borgata continues to be the market leader in Atlantic City.

Net revenues for 2012, as compared to 2011, decreased by 6.0% to $686.2 million from $730.3 million. Overall, results during 2012 were negatively impacted by the order to close Borgata from October 28, 2012 to November 2, 2012 due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, however, the surrounding area experienced severe flooding and significant property damage. Additionally, throughout the year, Borgata was adversely impacted by increased local and regional competition particularly in the Atlantic City and Eastern Pennsylvania gaming markets. As a result of these factors, gaming revenues, food and beverage revenues, and room revenues decreased by $39.3 million, $7.7 million, and $2.1 million, respectively. The decrease in gaming revenues was attributed to a decrease in table game drop and slot drop of 9.7% and 3.8%, respectively.

Other Operating Costs and Expenses
The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2013	2012	2011
Selling, general and administrative	$490.2	$449.3	$392.5
Maintenance and utilities	166.4	154.3	152.8
Depreciation and amortization	278.4	214.2	195.2
Corporate expense	63.2	50.7	49.0
Preopening expense	9.0	11.5	6.6
Impairment of assets	10.4	1,053.5	6.1
Asset transactions costs	5.6	18.4	6.6
Other operating items, net	6.0	(11.8)	1.4

Selling, general and administrative
Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of gross revenues, were 14.6%, 15.3% and 14.3% for 2013, 2012 and 2011, respectively. The decrease in 2013 from 2012 is due to the lower proportionate costs contributed by Peninsula and our ongoing cost containment efforts. The increase in selling, general and administrative expenses as a percentage of gross revenues in 2012 as compared to 2011 was largely due to a decrease in gross gaming revenues in our Las Vegas Locals, Downtown, and Borgata segments.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.0%, 5.3% and 5.6% for 2013, 2012 and 2011, respectively. The decreases between the periods are primarily due to the fact that no major maintenance projects were undertaken in the periods, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, was 8.3%, 7.3% and 7.1% for 2013, 2012 and 2011, respectively. The increases in this expense as a percentage of gross revenues are primarily due to the 2012 acquisition of Peninsula and the additional amortization expense for identified intangible assets. If the amortization of the Peninsula intangible assets is excluded from the calculation, the percentages for 2013 and 2012 would be 6.9% and 7.0%, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues, for 2013, 2012 and 2011 were 1.9%, 1.7% and 1.8%, respectively. The increase in 2013 over the prior year is primarily due to increased share-based compensation expense.

Preopening Expenses
We expense non-recurring costs of start-up activities as incurred. Such costs include preopening activities prior to our decision to discontinue the Echelon project, our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities, including internet gaming.

Impairment of Assets
Impairment charges for 2013 include a $5.0 million charge to impair Borgata’s New Jersey Casino Reinvestment Development Authority (“CRDA”)-related deposits, a $3.2 million charge to recognize the impairment of certain trademarks, and a $0.9 million charge for the impairment of the gaming license at Sam’s Town Shreveport.

During 2012, we recorded non-cash impairment charges of $1.05 billion, primarily consisting of $993.9 million related to the Echelon development and $39.4 million related to various parcels of undeveloped land. Additional impairment charges included a non-cash impairment charge of $17.5 million to write-down Sam's Town Shreveport's gaming license and a $2.8 million impairment charge at Borgata related to a parking structure project that will not be further developed.

During 2011, we recorded a $5.0 million impairment of the Borgata trademark, and a $1.1 million non-cash impairment charge related to Borgata's investment in an unconsolidated subsidiary.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions, including, but not limited to, the sale of Echelon, and other business development activities.

Other Operating Items, Net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses. During 2013, such costs totaled $6.0 million, including a $2.1 million charge at Borgata to adjust self-insurance reserves related to prior periods.

During 2012, we recognized $7.1 million of gains on business interruption insurance proceeds, net of flood expenses, due to flooding of the Mississippi River and the temporary closure of our Tunica property in May 2011.We also recognized gains totaling $7.7 million, consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007 and $3.8 million from business interruption proceeds due to the mandated closure of Borgata by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene. These gains were offset by $2.7 million in charges related to hurricane and flooding events.

The charges recognized in 2011 were comprised of flood expenses, net of recoveries.

Other Expense (Income)
Interest Expense, net

	Year Ended December 31,
(In millions)	2013	2012	2011
Interest Expense, net
Boyd Gaming	$177.8	$183.8	$152.6
Peninsula	80.7	9.8	—
Borgata	81.3	82.9	81.3
Variable interest entity	2.4	12.3	16.8
	$342.2	$288.8	$250.7

Average Long-Term Debt Balance
Boyd Gaming	$2,529.9	$2,707.2	$2,447.6
Peninsula	1,181.1	848.5	—
Borgata	795.9	815.3	822.6

Weighted Average Interest Rates
Boyd Gaming	5.7%	6.8%	6.2%
Peninsula	5.5%	6.5%	—%
Borgata	8.1%	10.2%	9.9%

Mix of Debt
Boyd Gaming
Fixed rate debt	34.5%	49.2%	37.2%
Variable rate debt	65.5%	50.8%	62.8%
Peninsula
Fixed rate debt	30.4%	29.1%	—%
Variable rate debt	69.6%	70.9%	—%
Borgata
Fixed rate debt	48.4%	97.5%	95.2%
Variable rate debt	51.6%	2.5%	4.8%

On a consolidated basis, interest expense, net of capitalized interest and interest income, for 2013 increased $53.4 million, or 18.5%, over the prior year due primarily to the incremental debt incurred to acquire Peninsula. For Boyd Gaming, interest expense decreased $6.0 million, or 3.3%, reflecting the impact of refinancing activities undertaken during 2013. Boyd used the net cash proceeds from the sales of Echelon and Dania Jai-Alai and from our August 2013 equity offering to retire outstanding debt, as reflected in the 6.5% decline in its average long-term debt balance in 2013 versus 2012. The refinancing of debt also reduced the weighted average interest rate. Interest expense, net, for Peninsula for 2013 reflects a full year of interest, as compared to a partial year in 2012. The decline in interest expense, net, at Borgata for 2013 versus 2012 is due to the impact of debt refinancing activities that reduced Borgata’s weighted average interest rate.

During 2012, consolidated interest expense, net of capitalized interest and interest income, increased $38.1 million, or 15.2%, over the prior year. The majority of the increase, $31.2 million, was incurred by Boyd due to incremental borrowing activities associated with the Peninsula Acquisition and higher average interest rates on amounts outstanding under the Boyd credit facility. The incremental debt related to Peninsula incurred by Boyd included the issuance on June 8, 2012 of $350 million of 9.0% Senior Notes due 2020. The $1.6 million increase in interest expense for Borgata for 2012 as compared 2011 was primarily due to higher weighted average interest rates.

We discontinued the recognition of the interest expense related to the non-recourse debt of a variable interest entity upon the March 2013 sale of Echelon and the resulting deconsolidation of that entity.

We were previously a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. As market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps, the effect of the swaps increased our interest expense by $11.8 million for the year ended December 31, 2011. Our interest rate swap agreements expired on June 30, 2011.

Loss on Early Extinguishments of Debt
During the year ended December 2013, we recognized a total of $54.2 million in losses on early extinguishments of debt arising from our refinancing and debt modification activities. Boyd incurred $25.0 million in such charges due to the refinancing of its bank credit facility, and the early retirements of its 6.75% Senior Subordinated Notes due 2014 and 7.125% Senior Subordinated Notes due 2016. Peninsula reported a charge of $3.3 million due to the modification of its bank credit facility and the early retirement of a portion of its bank credit facility. Borgata recognized charges of $25.9 million due to the early retirement of its 9.50% Senior Secured Notes due 2015 and the refinancing of its bank credit facility.

The income statement impacts of debt refinancing activities in 2012 and 2011 were not material.

Income Taxes
The effective tax rate on income or loss from continuing operations during 2013, 2012 and 2011 was (2.9%), 19.4% and (2.7%), respectively. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision and benefit for the year ended December 31, 2013 and 2012, respectively, was adversely impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax provision or benefit in both years was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. In 2013, the tax provision was favorably impacted by the partial resolution of certain proposed adjustments raised in connection with our 2005-2009 Internal Revenue Service (“IRS”) examination, principally resulting in the reversal of interest accrued on unrecognized tax benefits. In 2012, the tax benefit was favorably impacted by the reversal of interest accrued on unrecognized tax benefits, resulting from the effective settlement reached in connection with our 2001-2004 IRS examination. During the year ended December 31, 2011, our tax provision was adversely impacted by certain recurring permanent adjustments that are unaffected by our loss from continuing operations and favorably impacted by a nontaxable acquisition related gain. Additionally, in the year ended December 31, 2011, our state tax provision was adversely impacted by a statutory change in state income tax rates, changes in apportionment and the geographic mix of our income. Our effective tax rate was also impacted by permanent adjustments related to our consolidation of Borgata and LVE. We consolidate Borgata and LVE for financial statement purposes; however, under federal income tax statutes, we are subject to income tax on our fifty percent interest in Borgata and exclude LVE in its entirety. In 2012, the exclusion of Borgata and LVE's loss adversely impacted our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming, Peninsula and Borgata, including the levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the three subdivisions of our Company as a “Business” and collectively as the “Businesses”. Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses at December 31, 2013 and 2012 were as follows:

	December 31,
(In millions)	2013	2012
Cash and cash equivalents balance:
Boyd Gaming	$109.1	$126.0
Peninsula	31.2	32.2
Borgata	37.5	34.1

Working capital surplus (deficit):
Boyd Gaming	$(80.9)	$(126.4)
Peninsula	(17.1)	(16.8)
Borgata	(21.6)	(16.9)

The Businesses’ respective bank credit facilities generally provide any necessary funds for day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate each Business’s cash position and adjust the balance under its respective bank credit facility, as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of each Business’s capital expenditures. We believe that the borrowing capacity under each Business’s bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet the Business’s projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to each Business for the repayment of its debt or to fund development projects is derived primarily from its respective cash flows from operations and availability under its bank credit facility, to the extent availability exists after it meets its respective working capital needs, and subject to restrictive covenants.

Each of the Businesses could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under the Business’s bank credit facility, or it is not otherwise able to draw funds on its bank credit facility, additional financing may not be available to the Business, and if available, may not be on terms favorable to the Business.

Cash Flows Summary

	Year Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by operating activities	$277.0	$147.2	$250.9

Cash Flows from Investing Activities
Capital expenditures	(144.5)	(125.6)	(87.1)
Proceeds from sale of Echelon, net	343.8	—	—
Cash paid for exercise of LVE option	(187.0)	—	—
Cash paid for acquisitions, net	—	(1,324.2)	(302.9)
Other	7.3	15.0	27.3
Net cash provided by (used in) investing activities	19.6	(1,434.8)	(362.7)

Cash Flows from Financing Activities
Net proceeds (payments) of debt	(594.3)	1,305.0	163.5
Proceeds from stock options exercised	13.8	—	—
Proceeds from sale of common stock, net	216.5	—	—
Other financing activities	(2.2)	1.8	(21.1)
Net cash provided by (used in) financing activities	(366.2)	1,306.8	142.4

Net cash provided by (used in) discontinued operations	54.6	(5.1)	2.5
Net increase (decrease) in cash and cash equivalents	$(15.0)	$14.1	$33.1

Cash Flows from Operating Activities
During 2013, 2012 and 2011, we generated net operating cash flow of $277.0 million, $147.2 million and $250.9 million, respectively. Generally, operating cash flows decreased during 2012, as compared to the other periods, due to increased interest expense including interest incurred on debt issued in advance of the closing of the Peninsula Acquisition, increased selling, general and administrative expenses, and nonrecurring acquisition costs primarily related to the Peninsula Acquisition.
Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2013, as a result of the disposition of Echelon, we generated net cash inflows from investing activities of $19.6 million. After consideration of the payment to exercise of the LVE option, the sale of Echelon generated approximately $157.0 million in cash. Our capital expenditures for 2013 totaled $137.4 million.

Due primarily to our acquisition activities, we reported net cash outflows for investing activities of $1.4 billion and $362.7 million in 2012 and 2011, respectively. During 2012, we acquired Peninsula for a net purchase price of approximately $1.32 billion, net of cash acquired. During 2011, we acquired IP for a net purchase price of $278.5 million, net of cash acquired. Additionally, in 2011 we purchased the membership interests of an LLC for $24.5 million, and in exchange recorded assets at the same value.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.
In 2013, our net cash outflows for financing activities totaled $366.2 million as we used cash generated from operations, an equity offering and asset dispositions to extinguish outstanding debt. In 2012 and 2011, financing activities provided us with net cash inflows of $1.3 billion and $142.4 million, respectively, as we borrowed additional funds to support the acquisitions completed in those periods.

Cash Flows from Discontinued Operations
As a result of the May 2013 sale, we have presented the results of the Dania Jai-Alai business as discontinued operations for all periods presented. The net cash inflow of $54.6 million in 2013 reflects the excess of the net selling proceeds of $56.8 million over the cash used in operations prior to the sale of $2.1 million. The results for 2012 reflect primarily the net cash used to fund Dania Jai-Alai’s operations in that period. In 2011, the net cash inflow of $2.5 million reflects the excess of $7.0 million in deposits and fees received from a potential buyer over the cash used to fund operations.

Indebtedness
The balances of long-term debt for each of the Businesses as of December 31, 2013 and 2012, and the changes in those balances are as follows:

(In millions)	December 31, 2013	December 31, 2012	Increase/ Decrease
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,467.7	$1,474.9	$(7.2)
9.125% senior notes due 2018	500.0	500.0	—
9.00% senior notes due 2020	350.0	350.0	—
6.75% senior subordinated notes due 2014	—	215.7	(215.7)
7.125% senior subordinated notes due 2016	—	240.7	(240.7)
Other	143.1	158.1	(15.0)
	2,460.8	2,939.4	(478.6)

Peninsula Segment Debt:
Bank credit facility	802.1	854.4	(52.3)
8.375% senior notes due 2018	350.0	350.0	—
Other	—	0.5	(0.5)
	1,152.1	1,204.9	(52.8)
Total Boyd Debt	3,612.9	4,144.3	(531.4)

Borgata Debt:
Bank credit facility	39.9	20.0	19.9
Incremental term loan	380.0	—	380.0
9.875% senior secured notes due 2018	393.5	393.5	—
9.50% senior secured notes due 2018	—	398.0	(398.0)
Total Borgata Debt	813.4	811.5	1.9
Less current maturities	33.5	61.6	(28.1)
Long-term debt, net	$4,392.8	$4,894.2	$(501.4)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Debt
New Credit Facility
On August 14, 2013, we entered into a Third Amended and Restated Credit Agreement (the "New Credit Facility"), among the Company , certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The New Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Prior Credit Facility") dated as of December 17, 2010.

The New Credit Facility provides for (i) a $600.0 million senior secured revolving credit facility including a $100.0 million swing loan sublimit (the "Revolving Credit Facility"), (ii) a $250.0 million senior secured term A loan (the "Term A Loan"), and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events); The Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events). The Term A Loan and Term B Loan were fully funded on the closing date. Proceeds from the New Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transactions costs in connection with the New Credit Facility and may be used for working capital and other general corporate purposes. During 2013, we recognized approximately $20.8 million on the loss on the early extinguishment of the Prior Credit Facility.

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

The interest rate on the outstanding balance of the Revolving Credit Facility, Swing Loans and the Term A Loan is based upon, at the Company's option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using LIBOR) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

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

The blended interest rate for outstanding borrowings under for the New Credit Facility was 3.1% at December 31, 2013. The blended interest rate for outstanding borrowings under the Prior Credit Facility at December 31, 2012 was 3.7%.

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

Amounts Outstanding
The net amounts outstanding under the New Credit Facility at December 31, 2013, were:

(In millions)	December 31, 2013
Revolving Credit Facility	$295.0
Term A Loan	246.9
Term B Loan	897.7
Swing Loan	23.6
Total outstanding borrowings under the New Credit Facility	$1,463.2

After consideration of $8.5 million allocated to support various letters of credit, approximately $293.6 million of availability remained under the New Credit Facility at December 31, 2013.

Senior Notes
9.125% Senior Notes due December 2018
The 9.125% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The 9.125% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies.

9.00% Senior Notes due July 2020
The 9.00% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The 9.00% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
On March 7, 2013, we announced that we would redeem $150 million of the 6.75% Notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on April 6, 2013 and resulted in a write-off of unamortized debt fees of $0.3 million.

On April 30, 2013, we announced that we would redeem the remaining $65.7 million of the 6.75% Notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, May 30, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on May 30, 2013 and resulted in a write-off of unamortized debt fees of $0.1 million.

As a result of these redemptions, the 6.75% Notes have been fully extinguished.

7.125% Senior Subordinated Notes due February 2016
On August 7, 2013, we issued a notice we would redeem $240.8 million of 7.125% Notes at a redemption price of 101.188% plus accrued and unpaid interest to the redemption date. The redemption was completed on August 7, 2013 and resulted in a write-off of unamortized debt fees of $1.0 million.

As a result of this redemption, the 7.125% Notes have been fully extinguished.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 9.00% to 9.125%) and principal repayments of our 9.125% Notes due on December 1, 2018, and our 9.00% Notes due on July 1, 2020.

Peninsula Segment Debt
Bank Credit Facility
The blended interest rate for outstanding borrowings under the Peninsula $875.0 million senior secured credit facility (the "Peninsula Credit Facility") was 4.2% and 5.7% at December 31, 2013 and December 31, 2012, respectively. At December 30, 2013, approximately $802.2 million was outstanding under the Peninsula Credit Facility, with $5.8 million allocated to support various letters of credit, leaving remaining contractual availability of $26.8 million.

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula entered into the First Amendment to the Peninsula Credit Agreement (the “Peninsula Amendment”), among Peninsula, certain financial institutions and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, “Administrative Agent”) for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement dated as of November 14, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the “Peninsula Credit Agreement”), among Peninsula, the lenders from time to time party thereto, the Administrative Agent, and Bank of America, as Collateral Agent, Swing Line Lender and L/C Issuer.

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

As a result of the Peninsula Amendment, Peninsula incurred $10.2 million of financing fees related to the modification of this debt, of which $8.2 million were capitalized and $2.0 million were expensed as incurred.

Guarantees and Collateral
Peninsula's obligations under the Peninsula Credit Facility, subject to certain exceptions, are guaranteed by Peninsula’s subsidiaries and are secured by the capital stock and equity interests of Peninsula's subsidiaries. In addition, subject to certain exceptions, Peninsula and each of the guarantors granted the collateral agent first priority liens and security interests on substantially all of the real and personal property (other than gaming licenses and subject to certain other exceptions) of Peninsula and its subsidiaries as additional security for the performance of the obligations under the Peninsula Credit Facility. The obligations under the Revolver rank senior in right of payment to the obligations under the Term Loan.

Financial and Other Covenants
The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula's net assets were restricted from distribution under the Peninsula Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula and Boyd Acquisition Sub.

Senior Notes
8.375% Senior Notes due February 2018
The 8.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula's subsidiaries (other than Peninsula Gaming Corp.). The notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies.

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

The New Borgata Credit Facility includes an accordion feature which permits: (a) an increase in the Borgata Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance MDFC's 9.5% Senior Secured Notes Due 2015 (the "2015 Borgata Notes") and, concurrently with or after the 2015 Borgata Notes have been refinanced, to refinance MDFC's 9.875% Senior Secured Notes due 2018 (the “2018 Borgata Notes”) outstanding pursuant to the Borgata Indenture, in each case, subject to the satisfaction of certain conditions.

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

The blended interest rate for outstanding borrowings under the New Borgata Credit Facility was 3.9% at December 31, 2013. At December 31, 2013, approximately $16.9 million was outstanding under the credit facility, with $3.2 million allocated to support letters of credit, leaving contractual availability of $39.9 million. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

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

Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joinder Agreement (the “Lender Joinder Agreement”) among MDFC, MDDC, Wells Fargo Bank, National Association, as the Administrative Agent, and Deutsche Bank AG New York Branch, as Incremental Term Lender. The Lender Joinder Agreement increased the Term Commitments under the New Borgata Credit Facility by an aggregate amount of $380.0 million (the “Incremental Term Loan”).

The Incremental Term Loan was funded on December 16, 2013. The interest rate per annum applicable to the Incremental Term Loan will be (a) the Effective Eurodollar Rate (defined below) plus the Term Loan Applicable Rate (defined below) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the Credit Agreement and (b) the Base Rate plus the Term Loan Applicable Rate if and to the extent the Incremental Term Loan is a Base Rate Loan under the Credit Agreement. “Effective Eurodollar Rate” means, for any interest period, the greater of (x) the Eurodollar Rate in effect for such interest period and (y) 1.00%. “Term Loan Applicable Rate” means (x) in the case of a Eurodollar Rate Loan, (i) at any time that the Total Leverage Ratio is 5.00 to 1.00 or greater, 5.75%, and (ii) at any time that the Total Leverage Ratio is less than 5.00 to 1.00, 5.50%, and (y) in the case of Base Rate Loans, (i) at any time that the Total Leverage Ratio is 5.00 to 1.00 or greater, 4.75%, and (ii) at any time that the Total Leverage Ratio is less than 5.00 to 1.00, 4.50%. For purposes of calculating the Base Rate in connection with the Incremental Term Loan, clause (b) of the definition of Base Rate shall be deemed to refer to the Effective Eurodollar Rate instead of the Eurodollar Rate for one month interest period plus 1.00%. The Incremental Term Loan has yield protection in the event that the effective yield for any term facility under the Credit Agreement (other than the Incremental Term Loan) is higher than the effective yield for the Incremental Term Loan by more than 50 basis points, in which case the interest rates referred to above shall be increased to the extent necessary so that the effective yield for the Incremental Term Loan is equal to the effective yield for such other term facility minus 50 basis points. The Incremental Term Loan was issued with 1.00% of original issue discount.

The Incremental Term Lender has no rights with respect to the financial covenant in Section 7.11 of the Credit Agreement unless and until the lenders under any other term facility under the Credit Agreement have the benefit of such financial covenant or any other financial maintenance covenant. The Lender Joinder Agreement adds a covenant that limits the capital expenditures of MDDC, MDFC, and their subsidiaries to $40.0 million in any fiscal year (and up to $10.0 million of any such amount not utilized in any fiscal year may be carried over for expenditure in the following fiscal year (but not any fiscal years thereafter)).
MDFC is required to make repayments on the Incremental Term Loan on or before the last business day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2014 in an amount equal to 0.25% of the original principal amount of the Incremental Term Loan (such percentage is subject to increase upon the occurrence of certain events). MDFC is required to repay the remaining outstanding principal amount of the Incremental Term Loan on August 15, 2018 (such date is subject to change based upon the occurrence of certain events).
In addition to the mandatory prepayments required pursuant to the Credit Agreement, MDFC is required to prepay the Incremental Term Loan (a) based on a certain percentage of Excess Cash Flow, as defined, and (b) with proceeds received in connection with any cash settlement of any disputed property tax assessment if the Total Leverage Ratio was greater than 4.50 to 1.00 as of the most recently ended fiscal quarter of MDDC prior to the date such proceeds were received.
With some exceptions, in the event of a full or partial prepayment of the Incremental Term Loan prior to the second anniversary of the funding of the Incremental Term Loan, such prepayment will include a premium in an amount equal to (a) 2.00% of the principal amount so prepaid, in the case of any such prepayment prior to the first anniversary of the funding of the Incremental Term Loan and (b) 1.00% of the principal amount so prepaid, in the case of any such prepayment on or after the first anniversary of the funding of the Incremental Term Loan but prior to the second anniversary of the funding of the Incremental Term Loan.
Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The 2018 Borgata Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions.

9.5% Senior Secured Notes Due 2015
In August 2013, MDFC redeemed $39.8 million of the 2015 Borgata Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

On December 16, 2013, MDFC redeemed all of its remaining, outstanding 2015 Borgata Notes at a redemption price of 104.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The principal and redemption premium were paid from the proceeds of the Incremental Term Loan. Accrued interest and other fees were funded in part by the Incremental Term Loan and the balance by borrowings under the Borgata Revolving Credit Facility. The redemption resulted in a loss on early extinguishment of debt of $23.3 million, comprised of the $17.0 million premium paid at redemption plus the write-off of approximately $6.3 million of unamortized deferred finance charges.

As a result of these redemptions, the 2015 Borgata Notes have been fully extinguished.

Covenant Compliance
As of December 31, 2013, we believe that Boyd Gaming, Peninsula and MDFC were in compliance with the financial and other covenants of their respective debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Boyd Gaming	Peninsula Segment	Borgata	Total
For the year ending December 31,
2014	$21.5	$8.3	$3.8	$33.6
2015	21.5	8.3	3.8	33.6
2016	21.5	8.3	3.8	33.6
2017	21.5	777.4	3.8	802.7
2018	1,172.0	350.0	798.2	2,320.2
Thereafter	1,202.8	—	—	1,202.8
Total outstanding principal of long-term debt	$2,460.8	$1,152.3	$813.4	$4,426.5

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during 2013, 2012 and 2011.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our New Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our New Credit Facility.

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program, and we did not repurchase any shares of our common stock during 2013, 2012 or 2011. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our Boyd, Peninsula and Borgata credit facilities, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Disposition of Echelon project and Dania
We are committed to strengthening our balance sheet. For instance, on February 22, 2013, we and Dania Entertainment Center, LLC (the "Buyer") entered into an Asset Purchase Agreement (the "Agreement") for the sale of certain assets and liabilities of the Dania Jai-Alai Business, our pari-mutuel facility, located in Dania Beach, Broward County, Florida at which jai-alai and related gaming operations are conducted, including poker and inter-track wagering, for a purchase price of $65.5 million. The closing of the transactions occurred on May 22, 2013.

On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE Energy Partners, LLC (“LVE”). The transaction was completed on March 4, 2013, and we received approximately $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE.

Commitments
Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not currently have any expansion projects, if any opportunities arise, such projects may require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our estimated total capital expenditures for 2014, excluding Borgata, are expected to be approximately $120.0 million, primarily comprised of various maintenance capital expenditures across all our properties. This amount includes approximately $20.0 million for the final phase of the Kansas Star expansion. We intend to fund such capital expenditures through our credit facilities and operating cash flows.

Borgata intends to incur $25.0 million during 2014, primarily on various maintenance capital projects with such capital expenditures being funded through the credit facility and operating cash flows. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. Borgata must also comply with covenants and restrictions set forth in the debt agreements.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Sunrise Sports Entertainment, LLP, to pursue the possible development of a gaming entertainment complex in Broward County, Florida. We are also continuing to work with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Borgata's CRDA obligations for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.7 million and $8.1 million, respectively, of which valuation provisions of $2.2 million, $4.4 million and $3.5 million, respectively, were recorded due to the respective underlying agreements.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. During 2013, 2012 and 2011, Borgata incurred expense of $6.5 million, $6.1 million and $0.9 million for the pro rata share of the initial contribution to the ACA.

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations as of December 31, 2013:

	Year Ending December 31,
(In millions)	Total	2014	2015	2016	2017	2018	Thereafter
CONTRACTUAL COMMITMENTS:
Long Term Debt
Boyd Gaming Debt:
New Credit Facility	$1,467.8	$21.5	$21.5	$21.5	$21.5	$529.0	$852.8
9.125% senior notes due 2018	500.0		—	—	—	500.0	—
9.00% senior notes due 2020	350.0	—	—	—	—	—	350.0
HoldCo Note	143.0	—	—	—	—	143.0	—
	2,460.8	21.5	21.5	21.5	21.5	1,172.0	1,202.8

Peninsula Segment Debt:
Bank credit facility	802.1	8.3	8.2	8.2	777.4	—	—
8.375% senior notes due 2018	350.0	—	—	—	—	350.0	—
Other	—	—	—	—	—	—	—
	1,152.1	8.3	8.2	8.2	777.4	350.0	—

Borgata Debt:
Bank credit facility	39.9	—		—	—	39.9	—
Incremental term loan	380.0	3.8	3.8	3.8	3.8	364.8	—
9.875% senior secured notes due 2018	393.5	—	—	—	—	393.5	—
	813.4	3.8	3.8	3.8	3.8	798.2	—
Long-term debt	4,426.3	33.6	33.5	33.5	802.7	2,320.2	1,202.8

Interest on Fixed Rate Debt
Boyd Gaming	429.0	77.1	77.1	77.1	77.1	73.3	47.3
Peninsula	135.5	29.3	29.3	29.3	29.3	18.3	—
Borgata	179.9	38.9	38.9	38.9	38.9	24.3	—

Operating Leases
Boyd Gaming	0.4	—	—	—	—	—	0.4
Borgata	0.3	—	—	—	—	—	0.3

PURCHASE OLBIGATIONS:
Entertainment Contracts
Boyd Gaming	2.4	2.4	—	—	—	—	—
Borgata	2.8	1.4	1.4	—	—	—	—

Construction Projects
Boyd Gaming	0.8	0.3	—	—	—	0.5	—
Borgata	—	—	—	—	—	—	—

Other
Boyd Gaming	107.9	40.6	36.3	27.5	2.1	1.4	—
Borgata	2.3	2.3	—	—	—	—	—

OTHER LONG-TERM CONTRACTS:
Boyd Gaming	10.5	2.0	1.7	1.6	1.6	1.0	2.6
Borgata	219.1	19.4	19.4	19.4	13.4	13.4	134.1

TOTAL CONTRACTUAL OBLIGATIONS	$5,517.2	$247.3	$237.6	$227.3	$965.1	$2,452.4	$1,387.5

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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our credit facilities. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

Off Balance Sheet Arrangements
Our off balance sheet arrangements consist of the following:
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.

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

Outstanding Letters of Credit
At December 31, 2013, we had outstanding letters of credit totaling $17.5 million.

Other Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; application of acquisition method of accounting; valuation of indefinite-lived intangible assets and goodwill; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

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

Recoverability of Long-Lived Assets
Our long-lived assets were carried at $3.5 billion at December 31, 2013, or 61.1% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Application of Acquisition Method of Accounting
In accordance with the acquisition method of accounting per ASC 805 guidance, we record assets acquired and liabilities assumed in acquisition transactions based on the fair values as of the acquisition date. The determination of the fair values (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The fair values are determined primarily by management, with assistance from third-party appraisals.

Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition. The net purchase price, after adjustment for working capital and other items, was approximately $1.48 billion. The acquired assets and liabilities of Peninsula are included in our consolidated balance sheets as of December 31, 2013 and 2012, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for full year 2013 and from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012.

Acquisition of IP
On October 4, 2011, we completed the acquisition of IP. The net purchase price was approximately $280.6 million. The assets and liabilities of IP are included in our consolidated balance sheets as of December 31, 2013 and 2012, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for full years 2013 and 2012, and from October 4, 2011 through December 31, 2011, respectively, during the year ended December 31, 2011.

Consolidation of Borgata
Upon effectively obtaining control of Borgata in 2010, we applied the acquisition method of accounting, which had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders' equity.

We assigned the fair value of identifiable intangible assets such as customer relationships, a trademark and other significant tangible assets, such as long-lived property, to those assets when we consolidated Borgata. We perform impairment tests of the indefinite-lived intangible assets in accordance with our existing policy, as discussed below. Additionally, given the status of the MGM Interest that is held in a trust, we are monitoring for any potential triggering events which would indicate a possible impairment of the intangible assets or long-lived assets, or that would result in our deconsolidating Borgata.

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

These indefinite-lived intangible assets are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. Our impairment test, performed as of October 1, 2013, resulted in a $3.2 million impairment charge for certain of our trademarks.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2013. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2013, the fair value of our reporting units exceeded their carrying value. At December 31, 2013, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed at December 31, 2013.

Although we satisfied Step One for each reporting unit tested, changes to certain underlying assumptions and variables could greatly impact the results of future tests.

On a macro-economic level, we believe that over the next few years, several trends are expected to continue to adversely affect the gaming industry. The most significant trends include (i) delayed development of new construction; (ii) increased bankruptcy filings; and (iii) decreased consolidation. The impact of the weakening economy, credit crunch, and general outlook of the casino resort industry is illustrated through the recent trend of abandoned casino projects. Bankruptcy has served as a deterrent to deals because of the large decline in cash flow as well as significant increases in leverage. Debt to Earnings Before Interst, Taxes, Depreciation and Amortization ("EBITDA") ratios for public companies has nearly doubled overall in the past few years, indicating that such a drastic increase shows the inability to service debt. Although we cannot control or influence the impact of these factors from a fair valuation perspective, they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change could result in the failure of the Step One test, and a resulting impairment of our goodwill in an amount up to its book value of $685.3 million.

Determination of Self-Insured Reserves
We are fully self-insured for general liability costs and self-insured for workers' compensation costs up to a stop loss limit of $0.5 million. Self-insurance reserves include accruals of estimated settlements for known claims, (“Case Reserves”) as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case reserves represent estimated liability for unpaid loss, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims, such as legal fees. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2013, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $0.7 million.

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

Our balance for uncertain tax benefits as of December 31, 2013 was $37.1 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

Accounting Standards Update 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update 2013-02”)
In February 2013, the Financial Accounting Standards Board ("FASB") issued Update 2013-02 which is an amendment to Topic 220-10 of the Accounting Standards Codification ("ASC").

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

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”)
In July 2013, the FASB issued ASU 2013-11.

The objective of Update 2013-11 is to provide guidance on the financial statement presentation of an Unrecognized Tax Benefit (“UTB”) when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is required to present an UTB in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013 although early adoption is permitted. We have applied a methodology consistent with Update 2013-11 in our consolidated financial statements since adoption of FASB Interpretation No. 48 on January 1, 2007.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under ours, Peninsula's and Borgata's bank credit facilities. We do not currently utilize derivative financial instruments for trading or speculative purposes.

Boyd Credit Facility
Borrowings under Boyd's Credit Facility are based upon, at our option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using the Eurodollar rate) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility. The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%. The “base rate” under the Boyd Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

Peninsula Credit Facility
Borrowings under Peninsula's Credit Facility consist of the Term Loan and the Revolver. The interest rate on the outstanding balance from time to time of the Revolving Loans and Swing Loans are based upon, at Peninsula's option either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.25%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%. The interest rate on the outstanding balance of the Peninsula Term Loan is based upon, at Peninsula's option either: (i) the Eurodollar rate plus 3.25%, or (ii) the base rate plus 2.25%.

Borgata Credit Facility
Outstanding borrowings under the Borgata Credit Facility including those borrowings under the swing loan accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

Table of Debt Maturities and Interest Rates
The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. For our debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The weighted-average variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows.

	Expected Maturity Date
	Year Ending December 31,
(In thousands, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Boyd Debt
Boyd Gaming Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$500,000	$350,000	$850,000	$925,250
Average interest rate	9.1%	9.1%	9.1%	9.1%	9.1%	9.0%	9.1%
Variable-rate	$21,500	$21,500	$21,500	$21,500	$672,005	$852,750	$1,610,755	$1,605,848
Average interest rate	3.9%	3.9%	3.9%	3.9%	3.9%	3.7%	3.9%

Peninsula Segment
Long-term debt (including current portion):
Fixed-rate	$9	$3	$—	$—	$350,000	$—	$350,012	$381,512
Average interest rate	8.4%	8.4%	8.4%	8.4%	8.4%	—%	8.4%
Variable-rate	$8,250	$8,250	$8,250	$777,400	$—	$—	$802,150	$814,941
Average interest rate	4.2%	4.2%	4.2%	4.2%	—%	—%	4.2%

Borgata Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$393,500	$—	$393,500	$393,500
Average interest rate	9.9%	9.9%	9.9%	9.9%	9.9%	—%	9.9%
Variable-rate	$3,800	$3,800	$3,800	$3,800	$404,700	$—	$419,900	$421,800
Average interest rate	6.5%	6.5%	6.5%	6.5%	6.5%	—%	6.5%
As of December 31, 2013, Boyd, Peninsula, and Borgata's long-term variable-rate borrowings represented approximately 65.5%, 69.6% and 51.6%, of total long-term debt, respectively. Based on December 31, 2013 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $14.8 million, $8.0 million, and $4.2 million for Boyd, Peninsula and Borgata, respectively.

The following table provides other information about our long-term debt at December 31, 2013.

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt
New Credit Facility	$1,467,725	$1,463,492	$1,469,969	Level 2
9.125% senior notes due 2018	500,000	493,918	543,750	Level 1
9.00% senior notes due 2020	350,000	350,000	383,250	Level 1
HoldCo Note	143,030	125,659	125,659	Level 3
Total Boyd Gaming Debt	2,460,755	2,433,069	2,522,628

Peninsula Segment Debt
Bank credit facility	802,150	802,150	814,941	Level 2
8.375% senior notes due 2018	350,000	350,000	381,500	Level 2
Other	12	12	12	Level 3
Total Peninsula Segment Debt	1,152,162	1,152,162	1,196,453

Borgata Debt
Bank credit facility	39,900	39,900	39,900	Level 2
Incremental term loan	380,000	376,234	381,900	Level 2
9.875% senior secured notes due 2018	393,500	385,126	425,472	Level 1
Total Borgata Debt	813,400	801,260	847,272

Total long-term debt	$4,426,317	$4,386,491	$4,566,353

The estimated fair value of the Boyd bank credit facility is based on a relative value analysis performed on or about December 31, 2013 and December 31, 2012. The estimated fair value of Peninsula's credit facility is based on a relative value analysis performed on or about December 31, 2013 and December 31, 2012. The estimated fair value of Borgata's bank credit facility at December 31, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior notes, Peninsula's senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2013 and December 31, 2012. Debt included in the “Other” category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

ITEM 8.    Financial Statements and Supplementary Data
The information required by this Item is contained in Part IV, Item 15 of this Annual Report on Form 10-K under Exhibits, Financial Statement Schedules.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2013.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2013, based on the framework set forth in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 14, 2014

ITEM 9B.    Other Information
None

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Annual Report on Form 10-K.
Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.    Executive Compensation
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

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

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 and 2011 financial statements have been retrospectively adjusted for discontinued operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 14, 2014

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________

	December 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$177,838	$192,545
Restricted cash	20,686	22,900
Accounts receivable, net	65,569	61,753
Inventories	19,719	18,539
Prepaid expenses and other current assets	42,460	48,673
Income taxes receivable	1,143	2,875
Deferred income taxes and current tax assets	7,265	7,623
Current assets of discontinued operations	—	685
Total current assets	334,680	355,593
Property and equipment, net	3,505,613	3,587,314
Assets held for development	—	331,770
Debt financing costs, net	84,209	85,468
Restricted investments held by variable interest entity	—	21,382
Other assets, net	61,259	98,415
Intangible assets, net	1,070,660	1,119,638
Goodwill, net	685,310	694,929
Assets of discontinued operations	—	37,684
Total assets	$5,741,731	$6,332,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$33,559	$61,570
Accounts payable	75,478	91,156
Accrued liabilities	341,947	363,732
Deferred income taxes and income taxes payable	2,879	8,129
Current maturities of non-recourse obligations of variable interest entity	—	225,113
Current liabilities of discontinued operations	—	864
Total current liabilities	453,863	750,564
Long-term debt, net of current maturities	4,352,932	4,827,853
Deferred income taxes	155,218	139,943
Other long-term tax liabilities	42,188	43,457
Other liabilities	87,093	103,249
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 108,155,002 and 86,871,977 shares outstanding	1,082	869
Additional paid-in capital	902,496	655,694
Retained earnings (accumulated deficit)	(432,074)	(351,810)
Accumulated other comprehensive income (loss)	(1,517)	(962)
Total Boyd Gaming Corporation stockholders’ equity	469,987	303,791
Noncontrolling interest	180,450	163,336
Total stockholders’ equity	650,437	467,127
Total liabilities and stockholders’ equity	$5,741,731	$6,332,193

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011
REVENUES
Operating revenues:
Gaming	$2,478,983	$2,106,211	$1,982,204
Food and beverage	446,367	417,184	387,745
Room	265,371	264,903	246,209
Other	165,190	145,176	134,573
Gross revenues	3,355,911	2,933,474	2,750,731
Less promotional allowances	461,473	450,646	419,887
Net revenues	2,894,438	2,482,828	2,330,844
COST AND EXPENSES
Operating costs and expenses:
Gaming	1,170,843	1,006,830	920,131
Food and beverage	240,081	219,497	199,709
Room	54,338	55,531	56,111
Other	121,600	110,967	108,761
Selling, general and administrative	490,226	449,286	392,528
Maintenance and utilities	166,398	154,308	152,776
Depreciation and amortization	278,413	214,236	195,192
Corporate expense	63,249	50,719	48,962
Preopening expense	9,032	11,541	6,634
Impairments of assets	10,383	1,053,526	6,051
Asset transactions costs	5,576	18,442	6,579
Other operating items, net	5,998	(11,792)	1,428
Total operating costs and expenses	2,616,137	3,333,091	2,094,862
Operating income (loss)	278,301	(850,263)	235,982
Other expense (income):
Interest income	(2,147)	(1,169)	(46)
Interest expense, net	344,330	290,004	250,731
Loss on early extinguishments of debt	54,202	—	14
Other, net	(2,090)	137	(4,317)
Total other expense, net	394,295	288,972	246,382
Loss from continuing operations before income taxes	(115,994)	(1,139,235)	(10,400)
Income taxes benefit (expense)	(3,350)	220,789	(278)
Loss from continuing operations, net of tax	(119,344)	(918,446)	(10,678)
Income (loss) from discontinued operations, net of tax	10,790	(4,629)	2,679
Net loss	(108,554)	(923,075)	(7,999)
Net (income) loss attributable to noncontrolling interest	28,290	14,210	4,145
Net loss attributable to Boyd Gaming Corporation	$(80,264)	$(908,865)	$(3,854)

Basic net income (loss) per common share
Continuing operations	$(0.94)	$(10.32)	$(0.07)
Discontinued operations	0.11	(0.05)	0.03
Basic net loss per common share	$(0.83)	$(10.37)	$(0.04)
Weighted average basic shares outstanding	97,243	87,652	87,263

Diluted net income (loss) per common share
Continuing operations	$(0.94)	$(10.32)	$(0.07)
Discontinued operations	0.11	(0.05)	0.03
Diluted net loss per common share	$(0.83)	$(10.37)	$(0.04)
Weighted average diluted shares outstanding	97,243	87,652	87,263
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income (loss)	$(108,554)	$(923,075)	$(7,999)
Other comprehensive income (loss), net of tax:
Fair value of derivative instruments, net	—	5,539	11,562
Fair value of adjustments to available-for-sale securities	(555)	(962)	—
Comprehensive income (loss)	(109,109)	(918,498)	3,563
Less: other comprehensive income (loss) attributable to noncontrolling interest	—	5,539	3,968
Less: net income (loss) attributable to noncontrolling interest	(28,290)	(14,210)	(4,145)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$(80,819)	$(909,827)	$3,740

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Loss, Net	Interest	Equity
Balances, January 1, 2011	86,244,978	$862	$635,028	$560,909	$(7,594)	$172,164	$1,361,369
Net income (loss)	—	—	—	(3,854)	—	(4,145)	(7,999)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	7,594	3,968	11,562
Stock options exercised	72,757	1	396	—	—	—	397
Release of restricted stock units	254,363	—	(383)	—	—	—	(383)
Tax effect of share-based compensation arrangements	—	—	(863)	—	—	—	(863)
Share-based compensation costs	—	—	9,996	—	—	—	9,996
Balances, December 31, 2011	86,572,098	863	644,174	557,055	—	171,987	1,374,079
Net income (loss)	—	—	—	(908,865)	—	(14,210)	(923,075)
Capital investment attributable to noncontrolling interest	—	—	—	—	—	20	20
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	5,539	5,539
Comprehensive income attributable to Boyd	—	—	—	—	(962)	—	(962)
Stock options exercised	16,835	—	117	—	—	—	117
Release of restricted stock units, net of tax	283,044	3	(252)	—	—	—	(249)
Tax effect from share-based compensation arrangements	—	—	(586)	—	—	—	(586)
Share-based compensation costs	—	—	12,247	—	—	—	12,247
Other	—	3	(6)	—	—	—	(3)
Balances, December 31, 2012	86,871,977	869	655,694	(351,810)	(962)	163,336	467,127
Net income (loss)	—	—	—	(80,264)	—	(28,290)	(108,554)
Comprehensive income attributable to Boyd	—	—	—	—	(555)	—	(555)
Equity offering	18,975,000	190	216,277	—	—	—	216,467
Stock options exercised	1,848,222	18	13,734	—	—	—	13,752
Release of restricted stock units, net of tax	459,803	5	(2,100)	—	—	—	(2,095)
Share-based compensation costs	—	—	18,891	—	—	—	18,891
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, December 31, 2013	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(108,554)	$(923,075)	$(7,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on discontinued operations, net of tax	(10,790)	4,629	(2,679)
Depreciation and amortization	278,413	214,236	195,192
Amortization of debt financing costs	21,381	21,616	11,853
Amortization of discounts on debt	17,999	3,716	3,390
Share-based compensation expense	18,891	12,247	9,996
Deferred income taxes	2,986	(214,532)	(2,381)
Noncash impairment of assets	11,636	1,053,526	7,764
Gain on insurance settlement	—	(7,098)	—
Gain on insurance subrogation settlement	—	(7,694)	—
Loss on early extinguishments of debt	54,202	—	14
Bargain purchase gain	—	—	(4,582)
Other operating activities	2,424	8,959	8,392
Changes in operating assets and liabilities:
Restricted cash	2,214	(3,858)	3,741
Accounts receivable, net	(10,596)	9,660	(11,810)
Inventories	(1,181)	579	123
Prepaid expenses and other current assets	6,245	7,155	(3,676)
Current other tax asset	2,171	(4,062)	—
Income taxes receivable	1,076	450	2,010
Other long-term tax assets	—	(12,537)	6,601
Other assets, net	21,559	1,065	(2,839)
Accounts payable and accrued liabilities	(31,321)	(12,347)	43,097
Income taxes	—	—	(5,905)
Other long-term tax liabilities	(4,011)	601	5,815
Other liabilities	2,291	(6,068)	(5,260)
Net cash provided by operating activities	277,035	147,168	250,857
Cash Flows from Investing Activities
Capital expenditures	(144,520)	(125,554)	(87,119)
Proceeds from sale of Echelon, net	343,750	—	—
Cash paid for exercise of LVE option	(187,000)	—	—
Proceeds from sale of other assets, net	4,875	—	—
Cash paid for acquisitions, net of cash received	—	(1,324,198)	(278,456)
Cash paid to acquire development agreement	—	—	(24,450)
Change in restricted investments	—	—	26,801
Other investing activities	2,473	15,009	548
Net cash provided by (used in) investing activities	19,578	(1,434,743)	(362,676)

	Year Ended December 31,
(In thousands)	2013	2012	2011

Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	2,920,675	787,100	391,329
Payments under Boyd Gaming bank credit facility	(2,927,800)	(951,250)	(183,579)
Borrowings under Peninsula bank credit facility	354,700	871,100	—
Payments under Peninsula bank credit facility	(406,950)	(16,700)	—
Borrowings under Borgata bank credit facility	444,500	632,700	741,300
Payments under Borgata bank credit facility	(424,600)	(652,900)	(762,000)
Proceeds from issuance of senior notes, net	—	700,000	—
Debt financing costs, net	(44,752)	(65,083)	(15,374)
Payments on retirements of long-term debt	(875,487)	—	(8,198)
Payments under note payable	(10,820)	—	—
Net proceeds from issuance of term loan	376,200	—	—
Payments on non-recourse debt of variable interest entity	—	—	(27,000)
Proceeds from issuance of non-recourse debt by variable interest entity	—	3,374	7,199
Payments on loans to variable interest entity's members	—	(928)	(592)
Stock options exercised	13,752	—	—
Proceeds from sale of common stock, net	216,467	—	—
Other financing activities	(2,095)	(627)	(675)
Net cash provided by (used in) financing activities	(366,210)	1,306,786	142,410

Cash Flows from Discontinued Operations
Cash flows from operating activities	(2,144)	(4,723)	2,653
Cash flows from investing activities	56,751	(416)	(111)
Cash flows from financing activities	—	—	—
Net cash provided by (used in) discontinued operations	54,607	(5,139)	2,542
Change in cash and cash equivalents	(14,990)	14,072	33,133
Cash and cash equivalents, beginning of period	192,545	178,091	144,709
Change in cash classified as discontinued operations	283	382	249
Cash and cash equivalents, end of period	$177,838	$192,545	$178,091

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$319,620	$239,871	$233,043
Cash paid (received) for income taxes, net of refunds	(6,398)	492	4,946
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$11,511	$15,810	$6,324
Increase (decrease) in fair value of derivative instruments	—	—	11,931
 The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
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
We are a diversified operator of 21 wholly owned gaming entertainment properties and of one property, Borgata Hotel Casino & Spa, in which we have controlling interest in the limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey which we aggregate in order to present the following five reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
IP Casino Resort Spa	Biloxi, Mississippi
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Treasure Chest Casino	Kenner, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana

Peninsula
Diamond Jo	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Amelia Belle Casino	Amelia, Louisiana
Kansas Star Casino	Mulvane, Kansas

Borgata
Borgata Hotel Casino & Spa	Atlantic City, New Jersey

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate significant marketing efforts on gaming customers from Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

Restricted Cash
Restricted cash consists primarily of advance payments related to: (i) future bookings with our Hawaiian travel agency; and (ii) amounts restricted by regulation for gaming and racing purposes. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less.
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

The activity comprising our allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning balance, January 1	$25,693	$28,491	$26,514
Additions	2,868	1,549	5,936
Deductions	(4,653)	(4,347)	(3,959)
Ending balance	$23,908	$25,693	$28,491

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

The estimated useful lives of our major components of property and equipment are:

Building and improvements	3 through 40 years
Riverboats and barges	5 through 40 years
Furniture and equipment	1 through 10 years

Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

For an asset that is held for sale, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. All resulting recognized impairment charges are recorded as Impairment of Assets within operating expenses.

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $1.0 million and $0.4 million, respectively.
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
CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Our net deposits with the CRDA, held by Borgata, eligible to be used to fund qualified investments were $4.6 million and $28.5 million as of December 31, 2013 and 2012, respectively, and are included in other assets, net, on our consolidated balance sheets.

Peninsula Investments
Peninsula has an investment in $22.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair-value. The fair value at December 31, 2013 and 2012 was $17.1 million and $17.9 million, respectively. At December 31, 2013 and 2012, $0.3 million and $0.3 million is included in other current assets, and $16.8 million and $17.6 million is included in long-term other assets, net, respectively.

Future maturities of the City Bonds, excluding the discount, at December 31, 2013 for the years ending December 31 are summarized as follows:

City Bond Maturities	(In thousands)
2014	$355
2015	380
2016	410
2017	440
2018	475
Thereafter	20,045
Total	$22,105

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

Indefinite-Lived Intangible Assets
Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method.

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

During the fourth quarter of 2012, the Company changed the date of its annual goodwill impairment test dates to October 1. Prior to the fourth quarter of 2012, the Company performed annual impairment tests on its goodwill on April 1 and October 1 for different reporting units. The change in the impairment test dates for all reporting units to October 1 did not delay, accelerate or avoid an impairment charge. The April 1 test performed during 2012 prior to the change did not result in any impairment. Management believes that the new impairment test date is preferable because it is more closely aligned with the Company's annual financial planning and budgeting process. These financial plans are a key component utilized in the annual impairment testing process. The change in the impairment test dates constitutes a change in accounting principle under ASC 250, “Accounting for Changes and Error Corrections,” and had no impact on the Company's consolidated balance sheet, statement of operations or cash flows. The Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

Long-Term Debt, Net
Long-term debt is reported at amortized cost. Any discount granted to the initial purchasers or lenders upon issuance of our debt instruments is recorded as an adjustment to the face amount of our outstanding debt. The discount is accreted to interest expense using the effective interest method over the term of the underlying debt.

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

In the third quarter of 2013, the U.S. Treasury Department (“Treasury”) issued final regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace previously issued proposed and temporary regulations that were generally effective for tax years beginning in 2014. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. Although the final regulations will affect taxpayers that acquire, produce, or improve tangible property, we do not expect them to have a material impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties are included in the related tax long term liability balance.

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

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning balance	$38,663	$34,500	$31,721
Additions
Charged to costs and expenses	110,683	103,802	89,464
Due to acquisitions	—	359	1,111
Payments made	105,273	99,998	87,796
Ending Balance	$44,073	$38,663	$34,500
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2013, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest
At December 31, 2013 and 2012, noncontrolling interests are comprised of: (i) the 50% interest in Holding Company, held by a divestiture trust (the "Divestiture Trust") for the economic benefit of MGM Resorts International ("MGM"), which was initially recorded at fair value at the date of the effective change in control, on March 24, 2010; and (ii) until the Echelon transaction, which closed on March 4, 2013, 100% of the members' equity interest in LVE Energy Partners, LLC ("LVE"), the variable interest entity which had been consolidated in our financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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
The amounts included in promotional allowances for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Rooms	$147,305	$144,605	$130,168
Food and beverage	207,072	191,389	175,339
Other	107,096	114,652	114,380
Total promotional allowances	$461,473	$450,646	$419,887

The estimated costs of providing such promotional allowances for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Rooms	$58,960	$62,323	$58,821
Food and beverage	181,689	182,138	158,881
Other	22,667	21,641	18,092
Total cost of promotional allowances	$263,316	$266,102	$235,794

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $393.0 million, $270.3 million and $258.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $44.5 million, $38.3 million and $33.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Corporate Expense
Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Preopening Expenses
Certain costs of start-up activities are expensed as incurred. The following reconciles our preopening expenses to provide the amounts incurred, net of the amounts eliminated upon the consolidation of LVE.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Preopening expense:
Amounts incurred by Boyd Gaming Corporation	$10,965	$22,437	$17,492
Amounts eliminated upon consolidation of LVE	(1,933)	(10,896)	(10,858)
Amounts reported in our consolidated statements of operations	$9,032	$11,541	$6,634
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
The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards during the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	73.75%	77.11%	79.70%
Annual dividend rate	—	—	—
Risk-free interest rate	1.40%	0.55%	0.40%
Expected option life (in years)	5.3	4.3	3.0
Estimated fair value per share	$6.09	$3.04	$3.44

Net Income (loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net losses for the years ended December 31, 2013, 2012 and 2011, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares, 955,637, 328,838, and 255,351, respectively, were excluded from the computation of diluted weighted average shares outstanding.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). The cumulative balance as of December 31, 2013, of other comprehensive income (loss) consists of unrealized gains and losses from the available for sale investment.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

Discontinued Operations and Reclassifications
The financial information for the years ended December 31, 2012 and 2011 is derived from our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2012 and has been revised to reflect the results of operations and cash flows of our Dania Jai-Alai property as discontinued operations. See Note 3, Acquisitions and Dispositions, for further discussion.

Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications related to other assets of discontinued operations that were previously accumulated in property and equipment, current assets, and current liabilities for the year ended December 31, 2012. This reclassification had no effect on our total assets as previously reported in our condensed consolidated balance sheet. In addition, asset transactions costs that were previously accumulated in other operating charges were disaggregated in our consolidated statements of operations for the years ended December 31, 2012 and 2011. This reclassification had no effect on our retained earnings or net loss as previously reported.

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

Accounting Standards Update 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update 2013-02”)
In February 2013, the Financial Accounting Standards Board ("FASB") issued Update 2013-02 which is an amendment to Topic 220-10 of the Accounting Standards Codification ("ASC").

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

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”)
In July 2013, the FASB issued ASU 2013-11.

The objective of Update 2013-11 is to provide guidance on the financial statement presentation of an Unrecognized Tax Benefit (“UTB”) when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is required to present an UTB in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013 although early adoption is permitted. We have applied a methodology consistent with Update 2013-11 in our consolidated financial statements since adoption of FASB Interpretation No. 48 on January 1, 2007.

NOTE 2.    ACQUISITIONS AND DIVESTITURES
Peninsula Gaming
Overview
On November 20, 2012, we completed the acquisition of Peninsula Gaming, LLC ("Peninsula") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012, by and among the Company, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula, under which an indirect wholly owned subsidiary of the Company acquired 100% of the outstanding common shares of Peninsula, the assets and assumed the liabilities. The acquisition added five properties from three different states including Kansas, Iowa and Louisiana. Peninsula owns and operates Diamond Jo Casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off track betting facilities in Louisiana, Diamond Jo Casino in Northwood, Iowa, Amelia Belle Casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center ("Kansas Star") near Wichita, Kansas. Accordingly, the acquired assets and liabilities of Peninsula are included in our consolidated balance sheet as of December 31, 2013 and 2012 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the year ended December 31, 2013, and from November 20, 2012 through December 31, 2012, during the year ended December 31, 2012. As a result of this acquisition, the Company has expanded its operations to new geographical areas. The net purchase price, after adjustment for working capital and other items was approximately $1.47 billion.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date, and as retrospectively adjusted, included the purchase price of the net assets transferred and certain liabilities incurred on behalf of the sellers. Total consideration was comprised of the following, reflecting reductions in the HoldCo Note, further defined in Note 10, Long-Term Debt, and contingent consideration of $3.7 million and $6.4 million, respectively:

(In thousands)	Total Consideration
Cash Paid to Seller	$1,353,737
HoldCo Note	109,908
Contingent consideration - Kansas Star earn out	3,450
Gross Consideration	$1,467,095

Contingent Consideration
The Company is required to make a contingent payment to the sellers in 2016 if the 2015 EBITDA of Kansas Star exceeds $105.0 million. The payout is 7.5 times each dollar in excess of EBITDA greater than $105.0 million in the calendar year 2015. The fair value of the contingent consideration was calculated using a probability-based model, which requires management to forecast EBITDA for 2015 and to estimate the probability of EBITDA exceeding the defined amount. The fair value of the contingent consideration arrangement at the acquisition date was estimated to be $3.5 million. The actual payout will be determined based on actual EBITDA of Kansas Star for calendar year 2015, and payments are not limited by a maximum value. If the actual EBITDA of Kansas Star is less than the target, the Company is not required to make any additional consideration payout.
Acquisition Method of Accounting
The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the allocation of the purchase price.

The purchase price allocation below represents Peninsula’s opening balance sheet on November 20, 2012, which was initially reported in our Form 10−K for the year ended December 31, 2012. During the measurement period which ended November 20, 2013, opening balance sheet adjustments were made to finalize the preliminary fair value estimate related to goodwill. The measurement period adjustment and the related tax impact were immaterial to our consolidated financial statements. Accordingly, the effects have not been retrospectively applied.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The following table presents the components and allocation of the purchase price, including the measurement period adjustments.

(In thousands)	Preliminary purchase price allocation	Adjustments	Final purchase price allocation
Current assets	$48,610	$—	$48,610
Property and equipment, net	430,093	—	430,093
Intangible assets	577,501	—	577,501
Other assets	49,339	—	49,339
Total acquired assets	1,105,543	—	1,105,543

Current liabilities	67,396	423	67,819
Other liabilities	42,363	—	42,363
Total liabilities assumed	109,759	423	110,182
Net identifiable assets acquired	995,784	(423)	995,361
Goodwill	481,353	(9,619)	471,734
Net assets acquired	$1,477,137	$(10,042)	$1,467,095

The following table summarizes the acquired property and equipment and weighted average useful lives.

(In thousands)	Useful Lives	As Recorded, at Fair Value
Land		$39,240
Buildings and improvements	3 through 40 years	283,391
Furniture and equipment	1 through 12 years	88,069
Riverboat	5 through 40 years	19,393
Total property and equipment acquired		$430,093

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives	As Recorded, at Fair Value
Customer relationships	4.9 years	$136,300
Non-compete agreement	0.9 years	3,200
Trademark	Indefinite	50,800
Gaming license rights	Indefinite	387,201
Total intangible assets acquired		$577,501

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Peninsula. All of the $471.7 million of goodwill was assigned to the Peninsula reportable segment. All of the goodwill is expected to be deductible for income tax purposes. As further discussed in Note 6, Intangible Assets, in 2013 there was a $3.2 million impairment charge recorded against the value assigned to the trademarks resulting from the acquisition of Peninsula.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Consolidated Statement of Operations for the period from November 20, 2012 through December 31, 2012
The following supplemental information presents the financial results of Peninsula included in the Company's consolidated statement of operations for the year ended December 31, 2012.

Period from
November 20 to
(In thousands)	December 31, 2012
Consolidated Statement of Operations
Net revenues	$56,925
Net loss	$(5,225)

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

Consideration Transferred
The fair value of the consideration transferred on the acquisition date, and included the purchase price of the net assets transferred and certain liabilities incurred on behalf of the sellers. Total consideration was comprised of the following:

(In thousands)	Total Consideration
Purchase price	$287,000
Liabilities assumed on behalf of the seller	1,881
Working capital adjustments	(8,252)
Total consideration	$280,629

In addition to this total consideration, the Company is in the process of performing certain capital improvement projects with respect to the property at an estimated cost of $44 million. Pursuant to the terms of the agreement, to the extent that the costs of the capital improvements exceed the original cost estimate, the Company will be solely responsible for the additional costs; however, to the extent that costs are less than the original cost estimate, the Company is obligated to pay the seller an amount equal to one-half of the difference between the actual costs and the original estimated costs. The Company has not recorded any contingent consideration as a result; however, as it is presently likely that these capital improvements will require the entire $44 million spend. During the year ended December 31, 2013, the Company has incurred $13.9 million in capital improvement expenditures related to these projects. Cumulative total project expenditures were $43.4 million through December 31, 2013.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Consolidated Balance Sheet Impact
The following table summarizes the recognized fair values of the assets acquired and liabilities assumed as of October 4, 2011.

(In thousands)	As Recorded, at Fair Value
Assets
Cash and cash equivalents	$2,173
Accounts receivable, net	1,230
Inventories	1,579
Prepaid expenses and other current assets	6,638
Total current assets	11,620
Property and equipment, net	264,703
Intangible assets	28,600
Total acquired assets	304,923

Liabilities
Accounts payable	3,018
Accrued liabilities	14,182
Total current liabilities	17,200
Other liabilities	2,512
Total liabilities assumed	19,712
Net identifiable assets	$285,211

The fair value of the current assets acquired and current liabilities assumed was presumed to be historical acquired value, based on the relatively short term nature of these assets and liabilities.

Bargain Purchase Gain
The business combination resulted in a bargain purchase gain of $4.6 million reported in other income in our consolidated statement of operations during the year ended December 31, 2011, due to the excess fair value of net identifiable assets over the total consideration.

Consolidated Statements of Operations
for the period from October 4, 2011 through December 31, 2011
The following supplemental information presents the financial results of IP included in the Company's consolidated statement of operations for the year ended December 31, 2011.

Period from
October 4 to
(In thousands)	December 31, 2011
Consolidated Statement of Operations
Net revenues	$44,627
Net income	$3,203

Supplemental Unaudited Pro Forma Information
The following table presents pro forma results of the Company, as though Peninsula had been acquired as of January 1, 2012. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and Peninsula prior to the acquisition, with adjustments directly attributable to the acquisition.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

	Year Ended December 31, 2012
	Boyd Gaming		Boyd Gaming
	Corporation	Peninsula	Corporation
(In thousands)	(As Reported)		(Pro Forma)
Net revenues	$2,487,426	$465,188	$2,952,614
Net loss attributable to Boyd Gaming Corporation	$(908,865)	$(43,210)	$(952,075)
Basic and diluted net loss per share	$(10.37)		$(10.86)

The following table presents pro forma results of the Company, as though IP and Peninsula had been acquired as of the beginning of the earliest period presented, January 1, 2011. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company, Peninsula and IP combined prior to the acquisition, with adjustments directly attributable to the acquisition.

	Year Ended December 31, 2011
	Boyd Gaming		Boyd Gaming
	Corporation	Combined	Corporation
(In thousands)	(As Reported)	(Historical)	(Pro Forma)
Net revenues	$2,336,238	$457,934	$2,794,172
Net loss attributable to Boyd Gaming Corporation	$(3,854)	$(17,063)	$(20,917)
Basic and diluted net loss per share	$(0.04)		$(0.24)

Pro Forma and Other Adjustments
The unaudited pro forma results, as presented above, include adjustments to record: (i) the net incremental depreciation expense for the adjustment of property and equipment to fair value and the allocation of a portion of the purchase price to amortizing intangible assets; (ii) the elimination of the historical management fee paid by Peninsula to an affiliate; (iii) the increase in interest expense incurred on the incremental borrowings incurred by Boyd to fund the acquisition; (iv) the estimated tax effect of the pro forma adjustments and on the historical taxable income of Peninsula; and (v) miscellaneous adjustments as a result of the preliminary purchase price allocation on the amortization of certain assets and liabilities.

Other Acquisitions
Development Agreement
In September 2011, the Company acquired the membership interests of a limited liability company (the "LLC") for a purchase price of $24.5 million. The primary asset of the LLC was a previously executed development agreement (the "Development Agreement") with a Native American tribe (the "Tribe"). The purchase price was allocated primarily to an intangible asset associated with the Company's rights under the agreement to assist the Tribe in the development and management of a gaming facility on the Tribe's land.

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

Disposition of Echelon
On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350 million in cash. The sale agreement included the 87-acre land parcel, as well as site improvements. The transaction was completed on March 4, 2013, and we realized

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

approximately $157.0 million in net proceeds from the sale after consideration of direct transaction costs and after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE.

Discontinued Operations - Disposition of Dania Jai-Alai
On May 22, 2013, we consummated the sale of certain assets and liabilities of the Dania Jai-Alia pari-mutuel facility ("Dania Jai-Alia"), with approximately 47 acres of related land located in Dania Beach, Broward County, Florida, for a sales price of $65.5 million. The sale was pursuant to an asset agreement (the "New Dania Agreement") that we entered into with Dania Entertainment Center, LLC ("Dania Entertainment"). As part of the New Dania Agreement, the $5 million non-refundable deposit and $2 million fees paid to us in 2011 by Dania Entertainment were applied to the sales price, and we received $58.5 million in cash and recorded a pre-tax gain of $18.9 million. We have presented the results of Dania Jai-Alai as discontinued operations for all periods presented in these condensed consolidated financial statements.

NOTE 3.    CONSOLIDATION OF CERTAIN INTERESTS
Controlling Interest
Borgata Hotel Casino and Spa
Overview
The Company and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's interest in the Holding Company ("MGM Interest") to the Divestiture Trust established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the “NJDGE”).

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

MGM has subsequently announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, as approved by the NJCCC. The agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12- month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and Marina District Development Company, LLC ("MDDC"), the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. The Company has a right of first refusal on any sale of the MGM Interest.

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

Acquisition Method of Accounting
The application of the acquisition method of accounting guidance had the following effects on our consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

of our stockholders' equity. The provisional fair value measurements and estimates of these items were estimated as of the date we effectively obtained control.

Results of Borgata
The results of Borgata are included in our consolidated balance sheets as of December 31, 2013 and 2012 and our consolidated statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011.

Borgata Distributions
Borgata's bank credit facility allows for certain limited distributions to be made to its joint venture partners. We have not received distributions from Borgata in the years ending December 2013, 2012 and 2011.

Deconsolidation of Variable Interest
LVE Energy Partners, LLC
LVE was a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts, LLC ("Echelon Resorts"), we had entered into an Energy Sales Agreement ("ESA") with LVE to design, build, own and operate a central energy center and related distribution system for our planned Echelon resort development.

Accounting guidance required us to consolidate LVE for financial statement purposes, as we determined that we were the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

In connection with the disposition of Echelon on March 4, 2013, (see Note 2, Acquisitions and Divestitures), we exercised an option to acquire the central energy center assets from LVE for $187.0 million. We immediately sold these assets to the buyer of Echelon and the ESA agreement was terminated. As a result, we ceased consolidation of LVE as of that date.

The assets and liabilities of LVE which are included in our consolidated balance sheet as of December 31, 2012 are as follows:

(In thousands)	Year Ended December 31, 2012
ASSETS
Current assets	$1,453
Assets held for development	163,519
Debt financing costs, net	2,448
Restricted investments	21,382
Total Assets	$188,802

LIABILITIES
Accounts payable	$164
Accrued and other liabilities	8,486
Current non-recourse obligations of variable interest entity	225,113

STOCKHOLDERS' EQUITY
Noncontrolling interest	(44,961)
Total Liabilities and Stockholders' Equity	$188,802

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The summarized impact of LVE on our consolidated statement of operations, net of consolidating entries, for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cost and expenses
Selling, general and administrative	$—	$54	$—
Preopening expenses	(1,933)	(10,896)	(10,858)
Operating income	1,933	10,842	10,858
Other expense
Interest expense, net of amounts capitalized	2,377	12,323	16,753
Net income (loss)	(444)	(1,481)	(5,895)
Net (income) loss attributable to noncontrolling interest	444	1,481	5,895
Net income (loss) attributable to Boyd Gaming Corporation	$—	$—	$—

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2013	2012
Land	$336,079	$341,174
Buildings and improvements	3,852,039	3,826,880
Furniture and equipment	1,332,090	1,305,216
Riverboats and barges	189,175	187,620
Construction in progress	72,141	27,397
Other	21,750	23,013
Total property and equipment	5,803,274	5,711,300
Less accumulated depreciation	2,297,661	2,123,986
Property and equipment, net	$3,505,613	$3,587,314
Other property and equipment presented in the table above relates to the net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

On May 22, 2013, we completed the sale of certain assets and liabilities of Dania Jai-Alai in Dania Beach, Broward County, Florida, to Dania Entertainment. The property and equipment table above excludes the assets related to these discontinued operations.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $232.0 million, $199.5 million and $190.6 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 5.    ASSETS HELD FOR DEVELOPMENT
Assets held for development, which was comprised of assets associated with the site of our Echelon project, consisted of the following:

December 31,
(In thousands)	2012
Echelon Project Infrastructure
Land	$453,013
Construction and development costs	499,842
Project management and other costs	115,712
Professional and design fees	93,545

Central Energy Facility
Construction and development costs	163,519
Total assets held for development	1,325,631

Impairment	993,861
Total assets held for development, net of impairment	$331,770

At December 31, 2012, the capitalized costs related to the Echelon project included land and related costs. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. The capitalized construction costs of the central energy facility include labor, materials, construction overhead and capitalized interest, all of which has been directly incurred by LVE. The assets of the central energy facility were pledged as collateral to the outstanding debt obligations of LVE, as further discussed in Note 9, Non-recourse Obligations of Variable Interest Entity.

In December 2012, we reconsidered our commitment to complete the Echelon project and concluded that we would not resume development. As a result of this decision, no additional project costs were capitalized and the capitalized costs related to the Echelon project and the value of certain additional parcels of land adjacent to the Echelon site that were sold were reclassified to assets held for development at December 31, 2012 for presentation purposes. Additionally, we recognized an impairment of $993.9 million based on the difference between the book value of the assets and the estimated realizable value of the assets during the year end December 31, 2012. There was no gain or loss during the year ended December 31, 2013 in connection with the disposition of Echelon on March 4, 2013, (see Note 2, Acquisitions and Divestitures).

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	3.6 years	$154,000	$(68,733)	$—	$85,267
Non-competition agreement	—	3,200	(3,200)	—	—
Favorable lease rates	34.4 years	45,370	(9,912)	—	35,458
Development agreement	—	21,373	—	—	21,373
		223,943	(81,845)	—	142,098

Indefinite lived intangible assets:
Trademarks	Indefinite	196,487	—	(8,200)	188,287
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,151,622	(33,960)	(189,100)	928,562
Balance, December 31, 2013		$1,375,565	$(115,805)	$(189,100)	$1,070,660

	December 31, 2012
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	4.5 years	$154,000	$(23,059)	$—	$130,941
Non-competition agreement	0.9 years	3,200	(354)	—	2,846
Favorable lease rates	35.4 years	45,370	(8,867)	—	36,503
Development agreement	—	21,373	—	—	21,373
		223,943	(32,280)	—	191,663

Indefinite lived intangible assets:
Trademarks	Indefinite	191,800	—	(5,000)	186,800
Gaming license rights	Indefinite	955,135	(33,960)	(180,000)	741,175
		1,146,935	(33,960)	(185,000)	927,975
Balance, December 31, 2012		$1,370,878	$(66,240)	$(185,000)	$1,119,638

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

Development Agreement
Development agreement is an acquired contract under which a gaming facility will be developed on the Tribe's land. This asset although amortizable, is not amortized until development is completed, which at December 31, 2013 remains indeterminate. In the interim, this asset is subject to periodic impairment reviews.

Indefinite Lived Intangible Assets
Trademarks
Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the trade name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit.

Gaming License Rights
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. In the majority of cases, the value of our gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. In two instances, we determine the value of our gaming licenses by applying a cost approach. Our primary consideration in the application of this methodology is the initial statutory fee associated with acquiring a gaming license in the jurisdiction.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Activity for the Years Ended December 31, 2013, 2012 and 2011
The following table sets forth the changes in these intangible assets during the years ended December 31, 2013, 2012 and 2011:

(In thousands)	Customer Relationships	Non-competition Agreement	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2011	$14,000	$—	$38,588	$—	$115,700	$371,426	$539,714
Additions	3,300	—	—	21,373	25,300	—	49,973
Impairments	—	—	—	—	(5,000)	—	(5,000)
Amortization	(9,626)	—	(1,043)	—	—	—	(10,669)
Balance, December 31, 2011	7,674	—	37,545	21,373	136,000	371,426	574,018
Additions	136,300	3,200	—	—	50,800	387,249	577,549
Impairments	—	—	—	—	—	(17,500)	(17,500)
Amortization	(13,033)	(354)	(1,042)	—	—	—	(14,429)
Balance, December 31, 2012	130,941	2,846	36,503	21,373	186,800	741,175	1,119,638
Additions	—	—	—	—	4,687	—	4,687
Impairments	—	—	—	—	(3,200)	(900)	(4,100)
Amortization	(45,674)	(2,846)	(1,045)	—	—	—	(49,565)
Balance, December 31, 2013	$85,267	$—	$35,458	$21,373	$188,287	$740,275	$1,070,660

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining five-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.8 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Favorable Lease Rates	Total
For the year ending December 31,
2014	$33,309	$1,043	$34,352
2015	25,652	1,043	26,695
2016	14,870	1,043	15,913
2017	11,436	1,043	12,479
2018	—	1,043	1,043
Thereafter	—	30,243	30,243
Total future amortization	$85,267	$35,458	$120,725

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

As a result of our annual impairment testing in the fourth quarter of 2013, we recognized a non-cash impairment charge of $3.2 million in trademarks and $0.9 million in gaming license rights included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2013.
During the year ended 2012, we recognized a non-cash impairment charge of $17.5 million, related to our gaming license rights at our Sam's Town Shreveport location.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

NOTE 7.     GOODWILL
Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	50,671	—	(50,671)	—
Peninsula	471,734	—	—	471,734
Balance, December 31, 2013	$907,594	$(6,134)	$(216,150)	$685,310

Changes in Goodwill
During the year ended December 31, 2012, we recorded $481.4 million of goodwill due to our acquisition of Peninsula on November 20, 2012. During fourth quarter of 2013 the purchase price allocation was finalized and resulted in a decrease to goodwill in an amount equal to the purchase price reduction of $9.6 million.

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2013, 2012 and 2011.

(In thousands)	Goodwill, Net
Balance, January 1, 2011	$213,576
Additions	—
Impairments	—
Balance, December 31, 2011	213,576
Additions	481,353
Impairments	—
Balance, December 31, 2012	694,929
Additions	—
Impairments	—
Final purchase price adjustment	(9,619)
Balance, December 31, 2013	$685,310

NOTE 8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2013	2012
Payroll and related expenses	$90,602	$86,448
Interest	47,497	67,145
Gaming liabilities	83,304	85,561
Accrued expenses and other liabilities	120,544	124,578
Total accrued liabilities	$341,947	$363,732

NOTE 9.    NON-RECOURSE OBLIGATIONS OF VARIABLE INTEREST ENTITY
The non-recourse obligations of variable interest entity represent the outstanding debt of LVE and is comprised of the following:

December 31,
(In thousands)	2012
Non-recourse obligations of variable interest entity, current:
Notes payable to members	$33,061
Construction and term loan facility	119,052
Tax-exempt variable rate bonds	73,000
Total non-recourse obligations of variable interest entity	$225,113

Assets serving as collateral for these debt obligations, primarily consist of certain assets held for development with a carrying value of $163.5 million and restricted investments of $21.4 million at December 31, 2012.

As discussed in Note 2, Acquisitions and Divestitures, in connection with the disposition of Echelon we exercised an option to acquire the assets of LVE and immediately sold those assets to the buyer of Echelon. As a result, we ceased consolidation of LVE as of that date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 10.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

	December 31, 2013
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
New Credit Facility	$1,467,725	$(4,233)	$—	$1,463,492
9.125% senior notes due 2018	500,000	—	(6,082)	493,918
9.00% senior notes due 2020	350,000	—	—	350,000
HoldCo Note	143,030	(17,371)	—	125,659
	2,460,755	(21,604)	(6,082)	2,433,069

Peninsula Segment Debt:
Bank credit facility	802,150	—	—	802,150
8.375% senior notes due 2018	350,000	—	—	350,000
Other	12	—	—	12
	1,152,162	—	—	1,152,162
Total Boyd Debt	3,612,917	(21,604)	(6,082)	3,585,231

Borgata Debt:
Bank credit facility	39,900	—	—	39,900
Incremental term loan	380,000	(3,766)	—	376,234
9.875% senior secured notes due 2018	393,500	(6,563)	(1,811)	385,126
Total Borgata Debt	813,400	(10,329)	(1,811)	801,260
Less current maturities	33,559	—	—	33,559
Long-term debt, net	$4,392,758	$(31,933)	$(7,893)	$4,352,932

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2012
			Unamortized
	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Prior Credit Facility	$1,474,850	$(5,001)	$(3,214)	$1,466,635
9.125% senior notes due 2018	500,000	—	(7,320)	492,680
9.00% senior notes due 2020	350,000	—	—	350,000
6.75% senior subordinated notes due 2014	215,668	—	—	215,668
7.125% senior subordinated notes due 2016	240,750	—	—	240,750
HoldCo Note and other	158,141	(32,666)	—	125,475
	2,939,409	(37,667)	(10,534)	2,891,208

Peninsula Segment Debt:
Bank credit facility	854,400	—	—	854,400
8.375% senior notes due 2018	350,000	—	—	350,000
Other	494	(3)	—	491
	1,204,894	(3)	—	1,204,891
Total Boyd Debt	4,144,303	(37,670)	(10,534)	4,096,099

Borgata Debt:
Bank credit facility	20,000	—	—	20,000
9.50% senior secured notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% senior secured notes due 2018	393,500	(2,103)	(7,620)	383,777
Total Borgata Debt	811,500	(4,628)	(13,548)	793,324
Less current maturities	61,570	—	—	61,570
Long-term debt, net	$4,894,233	$(42,298)	$(24,082)	$4,827,853

Boyd Gaming Debt
New Credit Facility
Credit Agreement
On August 14, 2013, we entered into a Third Amended and Restated Credit Agreement (the "New Credit Facility"), among the Company , certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The New Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Prior Credit Facility") dated as of December 17, 2010.

The New Credit Facility provides for (i) a $600.0 million senior secured revolving credit facility including a $100.0 million swing loan sublimit (the "Revolving Credit Facility"), (ii) a $250.0 million senior secured term A loan (the "Term A Loan"), and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events); The Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events). The Term A Loan and Term B Loan were fully funded on the closing date. Proceeds from the New Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transactions costs in connection with the New Credit Facility and may be used for working capital and other general corporate purposes. During the year ended December 31, 2013, we recognized approximately $20.8 million of loss on the early extinguishment of the Prior Credit Facility.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

Amounts Outstanding
The net amounts outstanding under the New Credit Facility at December 31, 2013, were:

(In thousands)
Revolving Credit Facility	$295,000
Term A Loan	246,875
Term B Loan	897,750
Swing Loan	23,867
Total outstanding borrowings under the New Credit Facility	$1,463,492

After consideration of $8.5 million allocated to support various letters of credit, approximately $268.4 million of availability remained under the New Credit Facility at December 31, 2013.

The net amounts outstanding under the Prior Credit Facility at December 31, 2012, were:

(In thousands)
Extended Revolving Facility	$660,000
Initial Term Loan	450,000
Increased Term Loan	332,500
Swing Loan	24,135
Total outstanding borrowings under the Prior Credit Facility	$1,466,635

Interest and Fees
The interest rate on the outstanding balance of the Revolving Credit Facility, Swing Loans and the Term A Loan is based upon, at the Company's option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using the Eurodollar rate) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

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

The blended interest rate for outstanding borrowings under for the New Credit Facility was 3.1% at December 31, 2013. The blended interest rate for outstanding borrowings under the Prior Credit Facility at December 31, 2012 was 3.7%.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Guarantees and Collateral
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

Financial and Other Covenants
The New Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio 1.75 to 1.00, (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below), (iii) establishing a maximum permitted secured leverage ratio (discussed below), (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the New Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.

The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Total Leverage Ratio during the remaining term of the New Credit Facility.

	Maximum Total
For the Four Fiscal Quarters Ending	Leverage Ratio
September 30, 2013 through December 31, 2015	8.50	to	1.00
March 31, 2016 through December 31, 2016	8.25	to	1.00
March 31, 2017 through December 31, 2017	8.00	to	1.00
March 31, 2018 and thereafter	7.75	to	1.00

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Secured Leverage Ratio during the remaining term of the New Credit Facility.

	Maximum Secured
For the Four Fiscal Quarters Ending	Leverage Ratio
September 30, 2013 through December 31, 2014	5.00	to	1.00
March 31, 2015 through December 31, 2016	4.75	to	1.00
March 31, 2017 through December 31, 2017	4.50	to	1.00
March 31, 2018 and thereafter	4.25	to	1.00

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

At any time prior to December 1, 2014, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Second Supplemental Indenture Relating to the 9.125% Senior Notes due 2018
On August 14, 2013 the Company entered into a Second Supplemental Indenture (the “9.125% Senior Notes Supplemental Indenture”) to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, as supplemented by that certain First Supplemental Indenture dated as of October 27, 2011 by and among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the “9.125% Senior Notes Indenture”), relating to the 9.125% Senior Notes due 2018 of the Company. The 9.125% Senior Notes Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts as a Guarantor thereunder.

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% senior notes due July 2020 (the "2020 Notes"). The 2020 Notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The 2020 Notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The 2020 Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes.

At any time prior to July 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, up to, but excluding, the applicable redemption date, with the net cash proceeds that we raise in one or more equity offerings. In addition, prior to July 1, 2016, we may redeem the 2020 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the 2020 Notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of the 2020 Notes on June 8, 2012, the date these notes were issued, we agreed that, subject to certain suspension and other rights provided in the Registration Rights Agreement, we would file a registration statement with the SEC with respect to a registered exchange offer to exchange the 2020 Notes for new notes with terms substantially identical in all material respects to the 2020 Notes, and consummate the exchange offer within 365 days of the issuance of the 2020 Notes. We filed the registration statement with the SEC on March 22, 2013. The registration statement was declared effective on April 23, 2013 and the exchange offer was completed on May 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

First Supplemental Indenture Relating to the 2020 Notes
On August 14, 2013 the Company entered into a Supplemental Indenture (the “9% Supplemental Indenture”) to that certain Indenture dated as of June 8, 2012 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the “9% Senior Notes Indenture”), relating to the 2020 Notes. The 9% Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts, LLC as a Guarantor thereunder.

Senior Subordinated Notes
6.75% Senior Subordinated Notes due April 2014
On March 7, 2013, we announced that we would redeem $150 million of our 6.75% Senior Subordinated Notes due April 2014 (the "2014 Notes") at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, April 6, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on April 6, 2013 and resulted in a write-off of unamortized debt fees of $0.3 million which was recognized in our second quarter 2013 financial results.

On April 30, 2013, we announced that we would redeem the remaining $65.7 million of the 2014 Notes at a redemption price of 100.00% plus accrued and unpaid interest to the redemption date, May 30, 2013, subject to the right of holders of record on April 1, 2013 to receive accrued and unpaid interest on the redemption date. The redemption was completed on May 30, 2013 and resulted in a write-off of unamortized debt fees of $0.1 million, which was recognized in our second quarter 2013 financial results.

As a result of these redemptions, the 2014 Notes have been fully extinguished.

Senior Subordinated Notes
7.125% Senior Subordinated Notes due February 2016
On August 7, 2013, we issued a notice we would redeem $240.8 million of our 7.125% Senior Subordinated Notes due February 2016 (the "2016 Notes") at a redemption price of 101.188% plus accrued and unpaid interest to the redemption date. The redemption was completed on August 7, 2013 and resulted in a write-off of unamortized debt fees of $1.0 million, which was recognized in our third quarter 2013 financial results.

As a result of this redemption, the 2016 Notes have been fully extinguished.

Debt Service Requirements
Debt service requirements under our current outstanding senior subordinated notes and senior notes consist of semi- annual interest payments (based upon fixed annual interest rates ranging from 9.00% to 9.125%) and principal repayment of our 9.125% and 9.00% senior notes due on December 1, 2018 and July 1, 2020, respectively.

HoldCo Note
As part of the consideration tendered in the acquisition of Peninsula, HoldCo issued a promissory note to PGP (the "HoldCo Note"). The principal balance assigned to the HoldCo Note as of the date of the Peninsula Acquisition was $147.8 million. As a result of certain adjustments to the note balance that were made during the purchase accounting period as contemplated in the Merger Agreement, the principal balance was subsequently reduced to $143.0 million. The related discount of the HoldCo Note was also adjusted from an original balance of $34.2 million to $31.1 million. The unamortized discount on the HoldCo Note at December 31, 2013, was $17.4 million. The HoldCo Note provides for interest at a per annum rate equal to (i) from the issue date to, but excluding the first anniversary of the issue date, zero percent, (ii) from the first anniversary of the issue date to but excluding the second anniversary of the issue date, six percent, (iii) from the second anniversary of the issue date to but excluding the third anniversary of the issue date, eight percent, and (iv) from and after the third anniversary of the issue date, ten percent. At the option of HoldCo, interest may be paid in cash or paid-in-kind. Accrued but unpaid interest is added to the principal balance of the HoldCo Note semi-annually. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. HoldCo may prepay the obligations under the HoldCo Note at any time, in whole or in part, without premium or penalty.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Peninsula Segment Debt
Bank Credit Facility
Credit Agreement
On November 20, 2012, Boyd completed its previously announced acquisition of Peninsula pursuant to the Merger Agreement and Merger Sub entered into a Credit Agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer. Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, Peninsula assumed all assets and liabilities of Merger Sub and became the borrower under the Credit Agreement (as defined below) and, together with Peninsula Gaming Corp. upon consummation of the Finance Company Merger, the issuer of Peninsula Senior Notes (as defined below)
The Peninsula Credit Agreement provides for a $875.0 million senior secured credit facility (the “Peninsula Credit Facility”), which consists of (a) a term loan facility of $825.0 million (the “Peninsula Term Loan”) and (b) a revolving credit facility of $50.0 million including a $15.0 million swing loan sublimit (the “Peninsula Revolver”). The Peninsula Term Loan was fully funded concurrently with the closing of the Peninsula Merger. A portion of the Peninsula Revolver was funded concurrently with the closing of the acquisition. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula entered into the First Amendment to the Peninsula Credit Agreement (the “Peninsula Amendment”), among Peninsula, certain financial institutions and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, “Administrative Agent”) for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement dated as of November 14, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the “Peninsula Credit Agreement”), among Peninsula, the lenders from time to time party thereto, the Administrative Agent, and Bank of America, as Collateral Agent, Swing Line Lender and L/C Issuer.

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

Amounts Outstanding
The net amounts outstanding under the Peninsula Credit Facility are comprised of the following:

	December 31,
(In thousands)	2013	2012
Term Loan	$784,750	$825,000
Revolving Facility	8,000	18,000
Swing Loan	9,400	11,400
Total outstanding borrowings under the Peninsula Credit Facility	$802,150	$854,400

At December 31, 2013, approximately $802.2 million was outstanding under the Peninsula Credit Facility. In addition, $5.8 million was allocated to support various letters of credit, leaving remaining contractual availability of approximately $26.8 million.

Interest and Fees
The interest rate on the outstanding balance of the Peninsula Term Loan is based upon, at Peninsula's option either: (i) the Eurodollar rate plus 3.25%, or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the Revolving Loans and Swing Loans are based upon, at Peninsula's option either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

1.25%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

The blended interest rate for outstanding borrowings under our Peninsula Credit Facility was 4.2% and 5.7% at December 31, 2013 and 2012, respectively.

Guarantees and Collateral
Peninsula's obligations under the Peninsula Credit Facility, subject to certain exceptions, are guaranteed by Peninsula's subsidiaries and are secured by the capital stock and equity interests of Peninsula's subsidiaries. In addition, subject to certain exceptions, Peninsula and each of the guarantors granted the collateral agent first priority liens and security interests on substantially all of the real and personal property (other than gaming licenses and subject to certain other exceptions) of Peninsula and its subsidiaries as additional security for the performance of the obligations under the Peninsula Credit Facility. The obligations under the Revolver rank senior in right of payment to the obligations under the Term Loan.

Optional and Mandatory Prepayments
The Credit Facility requires that the Company prepay the loans with proceeds of any significant asset sale or event of loss. In addition, the Credit Facility requires fixed quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan beginning March 31, 2013 and requires that the Company use a portion of its annual excess cash flow to prepay the loans. The Revolver can be terminated without premium or penalty, upon payment of the outstanding amounts owed with respect thereto. The Term Loan can be prepaid without premium or penalty, except that a 1.0% premium would have been payable in connection with prepayments of the Term Loan during the period of six calendar months after the effective date of the Amendment through the issuance of indebtedness having a lower interest rate than the interest rate payable in respect of the Term Loan.

During the year ended December 31, 2013, the Company paid $8.3 million in mandatory principal payments and $32.0 million in optional principal prepayments, which were not subject to any prepayment premium.

Financial and Other Covenants
The Peninsula Credit Facility contains customary affirmative and negative covenants (and are subject to customary exceptions). Peninsula is required to maintain (i) maximum consolidated interest coverage ratio over each twelve month period ending on the last fiscal day of each quarter (discussed below), (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter, and (iii) a maximum amount of capital expenditures for each fiscal year.

The minimum consolidated Interest Coverage Ratio is calculated as (a) the twelve-month trailing Consolidated EBITDA (as defined in the Peninsula Credit Agreement), to (b) consolidated interest expense.

The maximum permitted Consolidated Leverage Ratio (as defined in the Peninsula Credit Agreement) is calculated as Consolidated Fund Indebtedness less Excess Cash to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Consolidated Leverage Ratio during the remaining term of the Peninsula Credit Facility.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Capital Expenditures should not be made by Peninsula or any of its Restricted Subsidiaries (excluding (i) capital expenditures which adds to or improves any existing property and (ii) capital expenditures made prior to the first anniversary of the Funding Date relating to integration and/or transition of business systems) in an aggregate amount in excess of $20.0 million in any fiscal year; provided that no default has occurred and is continuing or would result from such expenditure.

Debt Financing Costs
In conjunction with the Peninsula Credit Facility and Amendment, we incurred approximately $33.8 million and $8.2 million, respectively, which has been deferred as debt financing costs and is being amortized over the term of the Peninsula Credit Facility using the effective interest method. We also incurred $2.0 million in other fees that were expensed upon execution of the Amendment and are included in other non-operating items in the consolidated statements of operations for the year ended December 31, 2013.

As a result of optional prepayments made during the year ended December 31, 2013, we wrote-off $1.4 million in deferred debt financing costs representing the pro rated reduction in borrowing capacity.

Senior Notes
Peninsula 8.375% Senior Notes Due 2018
Significant Terms
On August 16, 2012, we closed an offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 (the "2018 Notes") by Merger Sub and Boyd Acquisition Finance Corp. (“Boyd Finance Co.,” and together with Merger Sub, the “Issuers”), a direct wholly owned subsidiary of Merger Sub. The 2018 Notes were issued pursuant to an Indenture dated August 16, 2012 (the "Indenture") by and among the Issuers, and U.S. Bank National Association, as trustee (the "Trustee"). The consummation of the acquisition of Peninsula occurred on November 20, 2012, at which time, Peninsula and Peninsula Gaming Corporation assumed the obligations of the Merger Sub and Boyd Finance Co. and became the Issuers under the Indenture. The Indenture provides that the 2018 Notes bear interest at a rate of 8.375% per annum. The Notes mature on February 15, 2018.
Prior to the consummation of the acquisition, the 2018 Notes were not guaranteed. Upon the consummation of the acquisition, the 2018 Notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula's subsidiaries (other than PGP). The 2018 Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness or liens, pay dividends or make distributions, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required, under certain circumstances, to offer to purchase the 2018 Notes.
At any time prior to August 15, 2014, the Issuers may redeem up to 35% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest, up to, but excluding, the applicable redemption date, with the net cash proceeds that the Issuers raise in one or more equity offerings. In addition, prior to August 15, 2014, the Issuers may redeem the 2018 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to August 15, 2014, we may redeem all or a portion of the 2018 Notes at a redemption prices (expressed as percentages of the principal amount) ranging from 106.281% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.
The 2018 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, (the “Securities Act”) and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Debt Financing Costs
In conjunction with the issuance of the 2018 Notes, we incurred approximately $14.2 million in debt financing costs that have been deferred and are being amortized over the term of the 2018 Notes using the effective interest method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

The New Borgata Credit Facility provides for a $60 million senior secured revolving credit facility including a $15.0 million swing loan sublimit (the “Borgata Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Borgata Credit Facility was used to repay obligations outstanding under the Prior Borgata Credit Agreement.

The New Borgata Credit Facility includes an accordion feature which permits: (a) an increase in the Borgata Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance MDFC's 9.5% Senior Secured Notes Due 2015 (the "2015 Borgata Notes") and, concurrently with or after the 2015 Borgata Notes have been refinanced, to refinance MDFC's 9.875% Senior Secured Notes due 2018 (the “2018 Borgata Notes”) outstanding pursuant to the Borgata Indenture, in each case, subject to the satisfaction of certain conditions.

Amounts Outstanding
The net amounts outstanding under the New Borgata Credit Facility at December 31, 2013, were:

(In thousands)
Revolving Credit Facility	$35,000
Swing Loan	4,900
Total outstanding borrowings under the New Borgata Credit Facility	$39,900

After consideration of $3.2 million allocated to support various letters of credit, approximately $16.9 million of availability remained under the New Borgata Credit Facility at December 31, 2013.

At December 31, 2012, the outstanding balance under the previous Borgata bank credit facility was $20.0 million, comprised entirely from borrowings under the revolving credit facility.

Interest and Fees
Outstanding borrowings under the New Borgata Credit Facility including those borrowings under the swing loan accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under the New Borgata Credit Facility was 3.9% at December 31, 2013. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

Guarantees and Collateral
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

Financial and Other Covenants
The New Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Borgata Credit Facility) of $110 million over each trailing twelve-month

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the years ended December 31, 2013, 2012 and 2011, we incurred incremental debt financing costs of $10.1 million, $0.4 million and $1.2 million, respectively, related to the Borgata bank credit facility in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.
Borgata Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joint Agreement (the "Incremental Term Loan"), among the Company, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The Incremental Term Loan increases the term commitments under the Borgata bank credit facility by an aggregate amount of $380.0 million. The Incremental Term Loan was fully funded on December 16, 2013, and proceeds were used to repay MDFC’s outstanding 9.5% Senior Secured Notes due 2015.
The interest rate per annum applicable to the Incremental Term Loan is either (a) the Effective Eurodollar Rate (the greater of the Eurodollar Rate in effect for such interest period an 1.00%) plus the Term Loan Applicable Rate (ranging from 5.50% to 5.75%) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the Credit Agreement, or (b) the Base Rate (Effective Eurodollar Rate for one month plus 1.00%) plus the Term Loan Applicable Rate (ranging from 4.50% to 4.75%) if and to the extent the Incremental Term Loan is a Base Rate Loan under the Credit Agreement. The Incremental Term Loan was issued with 1.00% of original issue discount.
The Incremental Term Loan requires fixed quarterly amortization of principal equal to 0.25% of the original principal amount of the Incremental Term Loan beginning March 31, 2014. The remaining outstanding principal amount of the Incremental Term Loan is required to be paid on August 15, 2018.
With some exceptions, in the event of a full or partial prepayment of the Incremental Term Loan prior to the second anniversary of the funding of the Incremental Term Loan, such prepayment will include a premium in an amount equal to (a) 2.00% of the principal amount so prepaid, in the case of any such prepayment prior to the first anniversary of the funding of the Incremental Term Loan and (b) 1.00% of the principal amount so prepaid, in the case of any such prepayment on or after the first anniversary of the funding of the Incremental Term Loan but prior to the second anniversary of the funding of the Incremental Term Loan.

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At December 31, 2013, the effective interest rate on the Incremental Term Loan was 6.82%.

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 2018 Borgata Notes, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 2018 Borgata Notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The 2018 Borgata Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Borgata Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions.

At any time prior to August 15, 2014, the 2018 Borgata Notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, MDFC shall have the option to redeem the 2018 Borgata Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the 2018 Borgata Notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2013, the effective interest rate on the 2018 Borgata Notes was 10.3%.

Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Repurchase of Senior Secured Notes
During August 2013, MDFC repurchased and retired $39.8 million, principal amount, in total, of their 2015 Borgata Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

On November 15, 2013, MDFC issued a notice that they would redeem all of the outstanding 2015 Borgata Notes at a redemption price of 104.750% plus accrued and unpaid interest to the redemption date. The redemption was completed on December 16, 2013, and resulted in a loss on early extinguishment of debt of approximately $23.3 million.

As a result of this redemption, the 2015 Borgata Notes have been fully extinguished.

Indenture
The indenture governing the 2018 Borgata Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the date the 2018 Borgata Notes were issued; however, at December 31, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million senior secured credit facility. At December 31, 2013, the outstanding balance under the Borgata bank credit facility was $30.9 million leaving contractual availability of $20.1 million.

Covenant Compliance
As of December 31, 2013, we believe that Boyd Gaming, Peninsula and MDFC were in compliance with the financial and other covenants of their respective debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In thousands)	Boyd Gaming	Peninsula Segment	Borgata	Total
For the year ending December 31,
2014	$21,500	$8,259	$3,800	$33,559
2015	21,500	8,253	3,800	33,553
2016	21,500	8,250	3,800	33,550
2017	21,500	777,400	3,800	802,700
2018	1,172,005	350,000	798,200	2,320,205
Thereafter	1,202,750	—	—	1,202,750
Total outstanding principal of long-term debt	$2,460,755	$1,152,162	$813,400	$4,426,317

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2013	2012
Current deferred tax liability	$2,879	$7,473
Non-current deferred tax liability	155,218	139,943
Current deferred tax asset	5,374	3,561
Net deferred tax liability	$152,723	$143,855

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets
Federal net operating loss carryforwards	$367,182	$39,996
State net operating loss carryforwards	43,785	26,230
Share-based compensation	30,317	28,532
Reserve for employee benefits	16,996	14,647
Preopening expense	8,544	8,155
Tax credit carryforwards	6,635	4,309
Provision for doubtful accounts	3,731	3,709
Reserve differential for gaming activities	40	2,510
Difference between book and tax basis of property	—	114,742
Other	14,478	16,322
Gross deferred tax assets	491,708	259,152
Valuation allowance	(243,448)	(204,583)
Deferred tax assets, net of valuation allowance	248,260	54,569

Deferred tax liabilities
Difference between book and tax basis of property	185,535	—
Difference between book and tax basis of intangible assets	175,964	161,214
State tax liability, net of federal benefit	23,073	19,389
Prepaid services and supplies	9,523	11,068
Gain on early retirement of debt	6,732	6,731
Other	156	22
Gross deferred tax liabilities	400,983	198,424
Deferred tax liabilities, net	$152,723	$143,855

At December 31, 2013, we have unused federal general business tax credits of approximately $6.6 million which may be carried forward or used until expiration beginning in 2030. We have a federal income tax net operating loss of approximately $1.1 billion, which may be carried forward or used until expiration beginning in 2031. We also have state income tax net operating loss carryforwards of approximately $581.1 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2014 to 2033, if not fully utilized.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

will be increased by approximately $3.1 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Valuation Allowance on Deferred Tax Assets
Management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In evaluating our ability to recover deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year periods ended December 31, 2013 and 2012.

As of December 31, 2013, we concluded that it was more likely than not that the benefit from certain deferred tax assets would not be realized. As a result of our analysis, a valuation allowance of $213.2 million has been recorded on our federal income tax net operating loss carryforwards and certain other deferred tax assets at December 31, 2013. The amount of the deferred tax assets at December 31, 2013 considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. A valuation allowance in the amount of $30.2 million has also been recorded on a material portion of our state income tax operating losses, along with certain other state deferred tax assets, which are not presently expected to be realized.

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current
Federal	$—	$(235)	$(550)
State	368	286	2,603
Total current taxes provision (benefit)	368	51	2,053
Deferred
Federal	5,666	(215,711)	(4,730)
State	(2,684)	(5,129)	2,955
Total deferred taxes provision (benefit)	2,982	(220,840)	(1,775)
Provision (benefit) for income taxes from continuing operations	$3,350	$(220,789)	$278

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$3,350	$(220,789)	$278
Provision (benefit) for income taxes from discontinued operations	5,884	17	1,443
Provision (benefit) for income taxes from continuing and discontinued operations	$9,234	$(220,772)	$1,721

Our tax provision for the year ended December 31, 2013 was adversely impacted by a valuation allowance on our federal and state income tax net operating losses and certain other deferred tax assets. The tax provision was favorably impacted by the partial resolution of certain proposed adjustments raised in connection with our 2005-2009 IRS examination, which principally resulted in the reversal of interest accrued on unrecognized tax benefits.

Our tax benefit for the year ended December 31, 2012 was adversely impacted by a valuation allowance on our federal and state income tax net operating losses and certain other deferred tax assets. The tax benefit was favorably impacted by the reversal of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

interest accrued on unrecognized tax benefits, resulting from the effective settlement reached in connection with our 2001-2004 IRS examination.

Additionally, the tax provision and benefit in 2013 and 2012, respectively, was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance.

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

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes, for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance for deferred tax assets	(35.1)%	(15.4)%	—%
Noncontrolling interests	(9.4)%	(0.5)%	(16.7)%
Accrued interest on uncertain tax benefits	3.7%	—%	(9.7)%
State income taxes, net of federal benefit	2.0%	0.4%	(31.8)%
Compensation-based credits	1.4%	0.1%	9.9%
Company provided benefits	0.1%	(0.1)%	(4.2)%
Nontaxable gain on acquisition	—%	—%	15.4%
Other, net	(0.6)%	(0.1)%	(0.6)%
Effective tax rate	(2.9)%	19.4%	(2.7)%

Status of Examinations
In August 2013, we received a $4.2 million refund in connection with Joint Committee on Taxation (“Joint Committee”) approval of our 2001-2004 IRS appeals settlement. Additionally, during 2013 we reached a tentative agreement with the IRS field examination team in our 2005-2009 IRS audit. The agreement reached with the exam team on the 2005-2009 audit is subject to approval by the Joint Committee.

The expiration of the statute of limitation related to our federal tax returns for the tax years 2005 through 2009 has been extended to December 31, 2014. The statute of limitations for our remaining federal tax returns will expire over the period September 2014 through September 2017.

We are also currently under examination for various state income and franchise tax matters. Certain adjustments in the state examinations are contingent on resolution of our federal examinations. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period September 2014 through October 2018.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Unrecognized tax benefit, beginning of year	$38,423	$42,320	$38,336
Additions:
Tax positions related to current year	562	1,468	1,438
Tax positions related to prior years	138	15,456	3,718
Reductions:
Tax positions related to prior years	(2,064)	(10,969)	(1,172)
Settlement with taxing authorities	—	(9,852)	—
Unrecognized tax benefits	$37,059	$38,423	$42,320

Included in the $37.1 million balance of unrecognized tax benefits at December 31, 2013, are $29.1 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2013, 2012 and 2011, we recognized accrued interest and penalties of approximately $(1.1) million, $(0.2) million and $2.4 million, respectively, in our income tax provision. We have accrued $12.0 million and $12.4 million of interest and penalties as of December 31, 2013 and 2012, respectively, in our consolidated balance sheets.

In 2013 we reached a partial resolution on certain proposed adjustments raised in connection with our 2005-2009 IRS examination. As a result of these agreements, we reduced our unrecognized tax benefits by $2.1 million, of which $0.1 million impacted our effective tax rate. During 2012 we effectively settled our 2001-2004 IRS examination and reduced our unrecognized tax benefits by $20.8 million, of which $0.1 million impacted our effective tax rate. Additionally, in 2013 and 2012 we reduced the interest accrued on our unrecognized tax benefits by $3.1 million and $4.0 million, respectively, and recorded a benefit to our tax provision.

We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed. However, it is reasonably possible over the next twelve-month period that our unrecognized tax benefits as of December 31, 2013, may decrease in the range of $28.1 million to $33.4 million, of which $20.3 million to $25.5 million would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the depreciable lives of assets, tax attributes, interest capitalization and transfer pricing, raised in connection with our federal and state examinations. Other than the resolution of the audits discussed above, we do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 12.     DERIVATIVE INSTRUMENTS
We have utilized derivative instruments to manage interest rate risk.

Interest Rate Swap Agreements
The Company previously entered into floating-to-fixed interest rate swap arrangements in order to manage interest rate risk relating to its Credit Facility, which matured on June 30, 2011. We were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. These interest rate swap agreements modified the Company's exposure to interest rate risk by synthetically converting a portion of the Company's floating rate debt to a fixed rate. The interest rate swap agreements matured on June 30, 2011, however, the following presents the activity related to our accounting for the interest rate swaps during the periods in which they were outstanding.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Classification of Changes in Fair Value
The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $11.8 million for the year ended December 31, 2011, as compared to the contractual rate of the underlying hedged debt, for these periods. Due to the maturity of the floating-to-fixed interest rate swaps in June 2011, there was no interest expense recorded during the years ended December 31, 2013 and 2012.

Due to the de-designation of the floating-to-fixed interest rate swaps in October 2010, we recognized a loss of $0.3 million on the change in fair value of these swaps during the year ended December 31, 2011, which is included in other expenses on our consolidated statement of operations. In addition, the Company amortized $11.8 million during the year ended December 31, 2011, through other comprehensive income related to these and other derivatives that were previously de-designated as hedging instruments.

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

Kansas Management Contract
On January 14, 2011, the Kansas Management Contract was approved by the Kansas Racing and Gaming Commission ("KRGC"). The Kansas Management Contract contractually obligates the Kansas Star to open certain phases of the project by certain specified dates. With certain exceptions, the permanent gaming facility was required to be completed by January 14, 2013, which was met, and the entire construction project (as set forth in the contract) including the development of an event center that includes multiple venues for rodeos, concerts, and other events, an equestrian pavilion that includes a practice arena and covered stalls and 150 additional hotel rooms must be completed no later than January 14, 2015. In addition, as of January 14, 2015, Kansas Star is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of a $25.0 million privilege fee. We opened the permanent gaming facility on December 12, 2012 and project to date expenditures total more than $225.0 million as of December 31, 2013 which exceeds the minimum investment in infrastructure commitment. We currently expect to meet the remaining January 14, 2015 completion date with a total expected cost to complete, excluding amounts incurred and reflected in the consolidated balance sheets as of December 31, 2013 and amounts related to the 150 additional hotel rooms, of $21.5 million.

As part of the Kansas Management Contract, Kansas Star committed to donate $1.5 million each year to support education in the local area in which the Kansas Star operates for the duration of the Kansas Management Contract. We have made all distributions under this commitment as scheduled and such related expenses are recorded in Selling, general and administrative expenses on the consolidated statements of operations.

Mulvane Development Agreement
On March 7, 2011, Kansas Star entered into a Development Agreement with the City of Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by the City of Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to the City’s full obligations under the general obligation bonds.

During 2012, the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements.  In connection with the Merger, the Company's obligation under this agreement was revalued to fair value. Payments under the special tax assessment are secured by an irrevocable letters of credit of $5.6 million issued by the Company in favor of the City, which such amount will be reduced to $5.0 million in the first quarter of 2014 representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

During 2014, the City of Mulvane will perform additional infrastructure improvements that will benefit the Kansas Star site. In 2013, the City issued additional 14 years general obligation bonds to repay construction costs of the improvements. As of December 31, 2013, the Company has issued $0.6 million in letters of credit in favor of the City to secure payments made by the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

City related to these additional infrastructure improvements which will be reduced to zero upon completion of these additional improvements. Future obligations approximate less than $2.0 million per year through 2027.

Minimum Assessment Agreement
In 2007, Diamond Jo Dubuque entered a Minimum Assessment Agreement with the City of Dubuque. Under the Minimum Assessment Agreement, Diamond Jo Dubuque and the City agreed to a minimum taxable value related to the new casino of $57.9 million.  Diamond Jo Dubuque agreed to pay property taxes to the City based on the actual taxable value of the casino, but not less than the minimum taxable value.  Scheduled payments of principal and interest on the City Bonds will be funded through Diamond Jo Dubuque's payment obligations under the Minimum Assessment Agreement.  Diamond Jo Dubuque's is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds.

As a result of purchase accounting the Minimum Assessment Agreement obligation was revalued to fair value. Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. The remaining obligation under the Minimum Assessment Agreement at December 31, 2013 was $1.9 million, which was recorded in Accrued liabilities on the consolidated balance sheet and $14.9 million, net of a $3.1 million discount, which was recorded as a long-term obligation in Other liabilities on the consolidated balance sheet. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

The Development Agreement also calls for (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility; and (ii) the payment by the Company to the City of $65 per parking space in the public parking facility per year, which funds will be deposited into a special sinking fund and used by the City for capital expenditures necessary to maintain the public parking facility. Operating costs of the parking facility incurred by DJL are expensed as incurred. Deposits to the sinking fund are recorded as other assets. When the sinking fund is used for capital improvements, such amounts are capitalized and amortized over their remaining useful life.
Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC (“HoldCo”), an indirect wholly-owned subsidiary of Boyd, is obligated to make an additional payment to Peninsula Gaming Partners, LLC in 2016 if Kansas Star's EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be in an amount equal to 7.5 times the amount by which Kansas Star's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of Kansas Star for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of Kansas Star is less than the target, the Company is not required to make any additional consideration payment. At December 31, 2013 and December 31, 2012, there were outstanding liabilities of $1.1 million and $9.8 million, respectively, related to the merger earnout which are included in other liabilities on the consolidated balance sheets.

Contingent Payments
In connection with Kansas Star’s acquisition of a land purchase option to purchase land upon which Kansas Star’s casino is currently being developed, Kansas Star is required to pay a former casino project developer and option holder 1% of Kansas Star’s EBITDA each month for a period of 10 years commencing December 20, 2011.

Borgata
Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in June 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

been rendered. The final resolution of our appeals for the period January 1, 2009 through December 31, 2013 could result in adjustment to our estimated property tax liability at Borgata.

Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the term to twenty years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata's tariff class.
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
Borgata's CRDA obligations for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.7 million and $8.1 million, respectively, of which valuation provisions of $2.2 million, $4.4 million and $3.5 million, respectively, were recorded due to the respective underlying agreements.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. For the years ended December 31, 2013, 2012, and 2011, Borgata incurred expense of $6.5 million, $6.1 million and $0.9 million for the pro rata share of the initial contribution to the ACA.
Boyd Gaming Leases
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
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
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

Fremont Hotel and Casino
The Fremont is situated on approximately three acres of land, of which one acre is leased pursuant to six separate long-term ground lease agreements (collectively, the “Fremont Ground Leases”). The Fremont Ground Leases have lease terms ranging between 79 to 99 years. Five of the Fremont Ground Leases have expiration dates in either July or August 2053, and the sixth Fremont Ground Lease has an expiration date in December 2077. The lease expiring in December 2077 also contains a right of first refusal in the event that the lessor intends to sell that leased premises. None of the Fremont Ground Leases have option rights to further extend their lease terms. Each of the Fremont Ground Leases provide for monthly rental payments, with a cumulative current monthly rent of approximately $0.1 million. The monthly rental obligations of the Fremont Ground Leases are generally subject to periodic adjustment based on changes in the consumer price index (“CPI”). Principally, these CPI adjustments are done in either five or ten-year lease term cycles; however, one of the Fremont Ground Leases adjusts every two years of its lease term.

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

Sam's Town Hotel and Casino
Sam's Town Shreveport is located on 18 acres of leased land and is a party to a Hotel Ground Lease with the City of Shreveport dated as of March 10, 1998, as amended, and an Amended and Restated Ground Lease dated as of March 10, 1998, as amended (together, the “Shreveport Ground Leases”). The initial terms of the Shreveport Ground Leases expired on April 30, 1999, but the Shreveport Ground Leases have been renewed and are still in effect. The Shreveport Ground Leases may be renewed for additional renewal terms which finally expire on March 10, 2048. Aggregate rent payable under the Shreveport Ground Leases is equal to (i) base rent of $0.53 million, as of December 31, 2012 plus (ii) percentage rent of 1% of the adjusted gross revenue from hotel and casino operations plus (iii) 4.75% of adjusted gross gaming revenue for admission taxes. Also, real estate taxes, insurance, utilities and other charges against the property are payable by the Company. Sam's Town Shreveport is also a party to a Commercial Lease with the State of Louisiana dated as of July 6, 1994, as amended by an amendment dated as of April 24, 2001 (together, the “Lease”). The initial term of the Lease expired in July 2004 but was renewed for an additional ten-year term and is still in effect. The Lease may be renewed for two additional ten-year renewal terms. The annual rent now payable under the Lease is $0.04 million.

Treasure Chest Casino
Treasure Chest is located on 14 acres of leased land and is a party to an Amended and Restated Lease for Parking and Other Amenities with the City of Kenner dated as of December 3, 1993, as amended (the “Lease”). The initial term of the Lease expired but the Lease has been renewed and is still in effect. The Lease may be renewed for additional renewal terms which finally expire on July 1, 2029. Rent payable under the Lease is the sum of (i) a base rent determined by formula plus (ii) a $2.50 per capita rent for each person entering the casino. For the years ended December 31, 2013, 2012 and 2011, rent paid to the City was $4.9 million, $5.1 million and $5.1 million. Treasure Chest is also a party to a Commercial Lease with the State of Louisiana dated as of March 9, 1994 (the “State Lease”). The initial term of the State Lease expired in March 2004 but was renewed for an additional ten-year term and is still in effect. The Lease may be renewed for two additional ten-year renewal terms. The annual rent now payable under the Lease is $0.1 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

IP Casino Resort Spa
IP is located on 24 acres of owned land and leases approximately 4 acres of submerged tidelands from the state of Mississippi. The lease commenced on December 2005 and expires in 2035. The lease payment is adjusted annually at the end of each term based on the all urban consumer price index. The lease expense for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.8 million, $0.2 million. Additionally, IP leases a parking lot from the City of Biloxi on a monthly basis.

Diamond Jo Dubuque
DJL currently has approximately 500 surface parking spaces that are in close proximity to its casino located on properties that DJL leases under an operating lease for $500,000 annually through December 2018.   In accordance with an operating agreement between DJL and the Dubuque Racing Association, Ltd. (“DRA”), the DRA reimburses DJL for these lease payments.

Diamond Jo Worth
DJW leases, under an operating lease, 10 acres of land north of the casino that is used for patron parking. This lease requires DJW to pay less than $0.1 million per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of approximately $0.8 million. In addition, DJW also leases, under an operating lease, 30 acres of land through August 2016 for use as additional hunting land at its Pheasant Links facility in Emmons, Minnesota. Total rent expense for these leases are less than $0.1 million annually.

Evangeline Downs
The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The leases expire on various dates through 2040. The Company also leases certain gaming machines and other equipment under cancelable leases. These cancelable leases require either fixed monthly payments or contingent monthly rental payments based on usage of the equipment.
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
Pursuant to the alternative parking structure ground lease, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases, MDDC became responsible for all real property taxes assessed against the land underlying the alternative parking structure ground lease and (ii) payment of monthly rent under the alternative parking structure ground lease was deferred until 18 months following the execution of the sale agreement in an amount consistent with the rent due under the parking structure ground lease on a per square foot basis.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the New Jersey Casino Control Commission ("NJCCC") approves an extended term of such lease.
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
Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily related to land leases, as of December 31, 2013 are as follows:

(In thousands)	Boyd Gaming Lease Obligations	Borgata Lease Obligations	Total Lease Obligations
For the Year Ending December 31,
2014	$13,263	$7,586	$20,849
2015	12,577	6,881	19,458
2016	12,459	6,606	19,065
2017	12,280	6,382	18,662
2018	11,301	6,382	17,683
Thereafter	408,276	317,549	725,825
	$470,156	$351,386	$821,542
Rent expense for the years ended December 31, 2013, 2012 and 2011 was $38.6 million, $29.3 million, and $28.4 million, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, as of December 31, 2013 are as follows:

(In thousands)	Boyd Gaming Rental Income	Borgata Rental Income	Total Rental Income
For the Year Ending December 31,
2014	$881	$1,706	$2,587
2015	751	1,706	2,457
2016	603	1,413	2,016
2017	515	1,342	1,857
2018	370	1,342	1,712
Thereafter	319	6,327	6,646
	$3,439	$13,836	$17,275

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 14.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million, and $92.1 million of this authorization remains available at December 31, 2013. We are not obligated to repurchase any shares under this program, and no shares were repurchased during the years ended December 31, 2013, 2012 and 2011.

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Repurchases can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our Credit Facility.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our New Credit Facility. No dividends were declared during the years ended December 31, 2013, 2012 or 2011.
Stock Incentive Plan
In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 0.3 million shares remain available for grant at December 31, 2013, after consideration of those PSUs approved but not yet granted for accounting purposes at December 31, 2103, as discussed further below. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2013 was approximately 15.5 million shares.

Grants made under the 2012 Plan include provisions that entitle the grantee to automatic vesting acceleration in the event of a grantee’s separation from service (including as a result of retirement, death or disability), other than for cause (as defined), after

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

reaching the defined age and years of service thresholds. These provisions result in the accelerated recognition of the stock compensation expense for those grants issued to employees who have met the stipulated thresholds.

Stock Options
Options granted under the 2012 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Summarized stock option plan activity for the years ended December 31, 2013, 2012 and 2011 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2011	10,519,503	$25.76
Granted	541,340	6.74
Canceled	(316,743)	29.91
Exercised	(72,757)	5.46
Outstanding at December 31, 2011	10,671,343	24.81
Granted	537,840	5.22
Canceled	(366,344)	21.4
Exercised	(16,835)	6.95
Outstanding at December 31, 2012	10,826,004	23.98
Granted	544,330	9.86
Canceled	(378,202)	20.67
Exercised	(1,848,222)	7.44
Outstanding at December 31, 2013	9,143,910	$26.62	4.3	$12,783

Exercisable at December 31, 2012	9,545,547	$26.31	4.5	$47

Exercisable at December 31, 2013	8,061,747	$29.15	3.6	$9,037
Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22-$6.70	1,208,407	7.8	$6.03	670,574	$6.28
7.55-7.55	709,560	5.8	7.55	709,560	7.55
8.34-8.34	1,048,953	6.8	8.34	1,048,953	8.34
9.86-33.31	648,830	8.5	12.12	104,500	23.87
36.76-36.76	1,425,163	0.9	36.76	1,425,163	36.76
38.11-38.11	491,000	3.9	38.11	491,000	38.11
39.00-39.00	1,309,500	2.8	39.00	1,309,500	39.00
39.78-39.78	1,013,500	3.8	39.78	1,013,500	39.78
39.96-39.96	1,254,997	1.8	39.96	1,254,997	39.96
42.69-52.35	34,000	2.4	44.53	34,000	44.53
5.22-52.35	9,143,910	4.3	$26.62	8,061,747	$29.15
The total intrinsic value of in-the-money options exercised during the years ended December 31, 2013, 2012 and 2011 was $9.5 million, $19 thousand, and $0.3 million, respectively. The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was approximately $3.0 million, $4.8 million, and $5.1 million, respectively. As of December 31, 2013, there was approximately $3.8 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 1.4 years, the weighted-average remaining requisite service period.

Restricted Stock Units
Our 2012 Plan provides for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole, or in part, upon the passage of time, and which may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and the 2012 Plan. Share-based compensation costs related to RSU awards are calculated based on the market price on the date of the grant.

We annually award RSUs to certain members of our Board of Directors. Each RSU is to be paid in shares of common stock upon the member’s cessation of service to the Company. These RSUs were issued for past service; therefore, they are expensed on the date of issuance.

We also grant RSUs to members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting. An RSU generally vests on the third anniversary of its issuance and the share-based compensation expense is amortized to expense over the requisite service period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Summarized RSU activity for the years ended December 31, 2013, 2012 and 2011 is as follows.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,436,095
Granted	765,516	$6.96
Canceled	(41,340)
Awarded	(310,881)
Outstanding at December 31, 2011	1,849,390
Granted	860,376	$5.51
Canceled	(9,781)
Awarded	(328,838)
Outstanding at December 31, 2012	2,371,147
Granted	1,018,978	$10.03
Canceled	(46,131)
Awarded	(588,195)
Outstanding at December 31, 2013	2,755,799
As of December 31, 2013, there was approximately $8.6 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.6 years.
Performance Stock Units
Our 2012 Plan provides for the grant of Performance Stock Units (“PSUs”). A PSU is an award which may be earned in whole, or in part, upon the passage of time, and the attainment of performance criteria, and which may be settled for cash, shares, other securities or a combination thereof. The PSUs do not contain voting rights and are not entitled to dividends. The PSUs are subject to the terms and conditions contained in the applicable award agreement and our 2012 Plan.

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and customer service scores, all of which are determined on a comprehensive annual three-year growth rate. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout, and based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation cost of these PSUs assumes all units granted will be awarded. Share-based compensation costs related to PSU awards are calculated based on the market price on the date of the grant.
These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions is periodically evaluated, and the number of shares expected to be awarded, and resulting compensation expense, is adjusted accordingly.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Summarized PSU activity for the years ended December 31, 2013, 2012 and 2011 is as follows.

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	—
Granted	406,602	$6.70
Canceled	—
Awarded	—
Outstanding at December 31, 2011	406,602
Granted	423,955	$5.24
Canceled	(1,427)
Awarded	—
Outstanding at December 31, 2012	829,130
Granted	—
Canceled	(7,497)
Awarded	—
Outstanding at December 31, 2013	821,633

The Company approved the issuance of approximately 380,000 PSUs to participating employees during fourth quarter 2013. The performance criteria for these PSUs were set subsequent to year-end 2013, so these PSUs are not considered granted for accounting purposes as of December 31, 2013, and are not reflected in the table above. As of December 31, 2013, and inclusive of an estimate of the expense for those PSUs approved but not yet granted at year-end, there was approximately $7.7 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.8 million shares will be issued to settle the PSUs outstanding at December 31, 2013.
Career Shares
Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement. The program incentivizes and rewards executives for their period of service. Our Career Shares Program was adopted in December 2006, and modified in October 2010, as part of the overall update of our compensation programs. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive's age at such retirement and the number of years of service with the Company. Executives must be at least 55 years old and have at least 10 years of service to receive any payout at retirement. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2012 Plan. The Career Share awards are tranched by specific term, in the following periods: 10 years, 15 years and 20 years of service. These grants vest over the remaining period of service required to fulfill the requisite years in each of these tranches, and compensation expense is recorded in accordance with the specific vesting provisions. Share-based compensation costs related to Career Shares awards are calculated based on the market price on the date of the grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Summarized Career Shares activity for the years ended December 31, 2013, 2012 and 2011 is as follows.

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	432,862
Granted	113,495	$10.81
Canceled	(6,668)
Awarded	—
Outstanding at December 31, 2011	539,689
Granted	163,137	$7.69
Canceled	—
Awarded	—
Outstanding at December 31, 2012	702,826
Granted	200,043	$6.78
Canceled	(125)
Awarded	(8,437)
Outstanding at December 31, 2013	894,307

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

The following table summarizes our share-based compensation costs by award type.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Stock Options	$2,666	$4,634	$4,850
Restricted Stock Units	10,610	5,816	3,062
Performance Stock Units	3,678	729	76
Career Shares	1,937	1,068	2,008
Total shared-based compensation costs	$18,891	$12,247	$9,996

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Gaming	$351	$233	$192
Food and beverage	67	44	37
Room	32	21	17
Selling, general and administrative	1,787	1,183	977
Corporate expense	16,654	10,766	8,773
Total shared-based compensation expense	$18,891	$12,247	$9,996

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
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

The activity comprising the noncontrolling interests is as follows:

(In thousands)	Holding Company	LVE	Other	Total
Beginning balance, January 1, 2011	$219,256	$(47,092)	$—	$172,164
Attributable net income (loss)	1,750	(5,895)	—	(4,145)
Comprehensive income	—	3,968	—	3,968
Balance, December 31, 2011	221,006	(49,019)	—	171,987
Capital investment	—	—	20	20
Attributable net income (loss)	(12,729)	(1,481)	—	(14,210)
Comprehensive income	—	5,539	—	5,539
Balance, December 31, 2012	208,277	(44,961)	20	163,336
Attributable net income (loss)	(27,847)	(443)	—	(28,290)
Comprehensive income	—	45,404	—	45,404
Balance, December 31, 2013	$180,430	$—	$20	$180,450

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$177,838	$177,838	$—	$—
Restricted cash	20,686	20,686	—	—
CRDA deposits	4,613	—	—	4,613
Investment available for sale	17,128	—	—	17,128

Liabilities
Merger earnout	$1,125	$—	$—	$1,125
Contingent payments	4,343	—	—	4,343

	December 31, 2012
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$192,545	$192,545	$—	$—
Restricted cash	22,900	22,900	—	—
CRDA deposits	28,464	—	—	28,464
Investment available for sale	17,907	—	—	17,907

Liabilities
Merger earnout	$9,800	$—	$—	$9,800
Contingent payments	4,563	—	—	4,563

Cash and Restricted Cash
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2013 and 2012.

The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to balances on statements received from the CRDA at December 31, 2013 and 2012.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $22.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds") that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2013 and 2012. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At December 31, 2013 and 2012, $0.3 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2013 and 2012, $16.8 million and $17.6 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $3.5 million and $3.6 million as of December 31, 2013 and 2012, respectively, is netted with the investment on the condensed consolidated balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly-owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if Kansas Star's EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be in an amount equal to 7.5 times the amount by which Kansas Star's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of Kansas Star for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of Kansas Star is less than the target, the Company is not required to make any additional consideration payment. The liability was initially recorded upon consummation of the Merger at the estimated fair value of the earnout using the modified Black-Scholes option pricing model. In connection with the finalization of the purchase price allocation, the value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At December 31, 2013 and December 31, 2012, there were outstanding liabilities of $1.1 million and $9.8 million, respectively, related to the merger earnout which are included in other liabilities on the consolidated balance sheets.

Contingent Payments
In connection with Kansas Star’s acquisition of the land upon which Kansas Star’s casino was developed, Kansas Star agreed to pay a former casino project developer and option holder 1% of Kansas Star’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At each of December 31, 2013 and December 31, 2012, there was a current liability of $0.9 million related to this agreement which was recorded in accrued liabilities on the respective condensed consolidated balance sheets and long-term obligations of $3.4 million and $3.6 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2013.

	December 31, 2013
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(4,563)
Deposits	—	6,651	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	106	(7,825)	2,325	(672)
Included in other comprehensive income (loss)	(555)	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	(22,677)	—	892
Purchase price adjustment	—	—	6,350	—
Ending balance at December 31, 2013	$17,128	$4,613	$(1,125)	$(4,343)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$106	$—	$—	$—
Included in interest expense	—	—	—	(767)
Included in non-operating income	—	—	—	95

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.9%
CRDA deposits	Valuation allowance	Reserves	33.3%
Merger earnout	Probability-based model	Estimated probability	5.0%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our note receivable, obligation under minimum assessment agreements and other financial instruments at December 31, 2013 and 2012.

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,783	$28,980	$27,608	Level 3
Other financial instruments	400	343	343	Level 3

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Assets
Note receivable	$2,470	$2,470	$2,470	Level 3

Liabilities
Obligation under assessment arrangements	$38,787	$29,335	$29,113	Level 3
Other financial instruments	500	413	413	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The following table provides the fair value measurement information about our long-term debt at December 31, 2013 and December 31, 2012.

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
New Credit Facility	$1,467,725	$1,463,492	$1,469,969	Level 2
9.125% Senior Notes due 2018	500,000	493,918	543,750	Level 1
9.00% Senior Notes due 2020	350,000	350,000	383,250	Level 1
HoldCo Note	143,030	125,659	125,659	Level 3
	2,460,755	2,433,069	2,522,628

Peninsula Segment Debt:
Bank credit facility	802,150	802,150	814,941	Level 2
8.375% Senior Notes due 2018	350,000	350,000	381,500	Level 2
Other	12	12	12	Level 3
	1,152,162	1,152,162	1,196,453
Total Boyd Debt	3,612,917	3,585,231	3,719,081

Borgata Debt:
Bank credit facility	39,900	39,900	39,900	Level 2
Incremental term loan	380,000	376,234	381,900	Level 2
9.875% senior secured notes due 2018	393,500	385,126	425,472	Level 1
	813,400	801,260	847,272
Total debt	$4,426,317	$4,386,491	$4,566,353

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

	December 31, 2012
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Prior Credit Facility	$1,474,850	$1,466,635	$1,508,516	Level 2
9.125% Senior Notes due 2018	500,000	492,680	523,995	Level 1
9.00% Senior Notes due 2020	350,000	350,000	347,158	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	216,460	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	236,537	Level 1
Other	158,141	125,475	123,424	Level 3
	2,939,409	2,891,208	2,956,090

Peninsula Segment Debt:
Bank credit facility	854,400	854,400	868,838	Level 2
8.375% Senior Notes due 2018	350,000	350,000	367,721	Level 2
Other	494	491	494	Level 3
	1,204,894	1,204,891	1,237,053
Total Boyd Debt	4,144,303	4,096,099	4,193,143

Borgata Debt:
Borgata bank credit facility	20,000	20,000	20,000	Level 2
Borgata 9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
Borgata 9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
	811,500	793,324	796,100
Total debt	$4,955,803	$4,889,423	$4,989,243

The estimated fair value of the Boyd bank credit facility is based on a relative value analysis performed on or about December 31, 2013 and December 31, 2012. The estimated fair value of Peninsula's credit facility is based on a relative value analysis performed on or about December 31, 2013 and December 31, 2012. The estimated fair value of Borgata's bank credit facility at December 31, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior notes, Peninsula's senior notes and Borgata's senior secured notes are based on quoted market prices as of December 31, 2013 and December 31, 2012. Debt included in the “Other” category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2013 or the year ended December 31, 2012. Level I, Level 2 and Level 3 additions were due to the Borgata Incremental Term Loan (Level 2), and to the acquisition of Peninsula on November 20, 2012, which included the Peninsula 8.375% Senior Notes due 2018 (Level I), the Peninsula credit facility (Level 2) and the available for sale City Bonds (Level 3).

Fair Value of Non-Recourse Obligations of Variable Interest Entity
At December 31, 2012, the carrying value of LVE's long-term debt approximated its fair value due to the prevailing interest rates on the debt, which were comparable to market.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 17.    EMPLOYEE BENEFIT PLANS
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

Contributions, based on wages paid to covered employees, totaled approximately $8.8 million, $8.1 million and $7.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis. On October 4, 2011, we acquired IP, and on November 20, 2012, we acquired Peninsula, which resulted in increased employer contributions during the years ended December 31, 2013 and 2012 as compared to December 31, 2011. As of January 1, 2013, Borgata's share of the unfunded vested liability related to its pension plans is $61.0 million .

We and Borgata have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $5.5 million, $5.3 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 18.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present five Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Borgata. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Adjusted EBITDA
We determine each of our wholly-owned properties' profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, impairments of assets, gain/loss on early extinguishments of debt, and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Peninsula segments, and also includes Borgata's operating income before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results.

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
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net Revenues
Las Vegas Locals	$591,447	$591,306	$604,965
Downtown Las Vegas	222,715	224,178	224,250
Midwest and South	864,247	924,197	771,355
Peninsula	520,329	56,925	—
Borgata	695,700	686,222	730,274
Reportable Segment Net Revenues	$2,894,438	$2,482,828	$2,330,844

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$137,501	$128,742	$145,848
Downtown Las Vegas	35,036	32,832	35,214
Midwest and South	179,976	192,349	167,101
Peninsula	185,269	21,152	—
Borgata	119,237	116,976	158,126
Adjusted EBITDA	657,019	492,051	506,289

Other operating costs and expenses
Corporate expense	46,594	39,954	40,189
Deferred rent	3,831	3,984	4,136
Depreciation and amortization	278,413	214,236	195,343
Preopening expenses	9,032	11,541	6,634
Share-based compensation expense	18,891	12,247	9,997
Impairments of assets	10,383	1,053,526	6,255
Asset transactions costs	5,576	18,442	6,375
Other operating charges, net	5,998	(11,616)	1,378
Total other operating costs and expenses	378,718	1,342,314	270,307
Operating income (loss)	$278,301	$(850,263)	$235,982

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts at December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012
Assets
Las Vegas Locals	$1,190,234	$1,215,494
Downtown Las Vegas	125,618	133,689
Midwest and South	1,349,155	1,367,063
Peninsula	1,511,606	1,604,778
Borgata	1,334,714	1,388,562
Total Reportable Segment assets	5,511,327	5,709,586
Corporate	230,267	395,436
Other	137	227,171
Total assets	$5,741,731	$6,332,193
Capital Expenditures
The Company's capital expenditures for the years ended December 31, 2013, 2012 and 2011, by Reportable Segment, consisted of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Capital Expenditures:
Las Vegas Locals	$30,861	$23,349	$15,782
Downtown Las Vegas	5,505	7,248	4,420
Midwest and South	39,589	60,572	19,770
Peninsula	27,094	7,606	—
Borgata	22,357	34,742	32,626
Total Reportable Segment Capital Expenditures	125,406	133,517	72,598
Corporate	12,173	(25,580)	11,859
Other	28	286	—
Total Capital Expenditures	137,607	108,223	84,457
Change in Accrued Property Additions	6,913	17,331	2,662
Cash-Based Capital Expenditures	$144,520	$125,554	$87,119

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 19.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information for the years ended December 31, 2013 and 2012.

	December 31, 2013
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$735,584	$738,748	$738,569	$681,537	$2,894,438
Operating income (loss)	81,420	79,379	78,322	39,180	278,301
Net income (loss) attributable to Boyd Gaming Corporation	(7,284)	11,627	(37,267)	(47,340)	(80,264)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.08)	$0.13	$(0.37)	$(0.43)	$(0.83)
Diluted net income (loss) per common share	$(0.08)	$0.13	$(0.37)	$(0.43)	$(0.83)

	December 31, 2012
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$631,669	$614,070	$612,390	$624,699	$2,482,828
Operating income	77,780	59,297	49,387	(1,036,727)	(850,263)
Net income (loss) attributable to Boyd Gaming Corporation	5,852	977	(15,796)	(899,898)	(908,865)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$0.07	$0.01	$(0.18)	$(10.24)	$(10.37)
Diluted net income (loss) per common share	$0.07	$0.01	$(0.18)	$(10.24)	$(10.37)

Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total income (loss) per share amounts for the year. The per share amounts in the second half of 2013 were impacted by our issuance of 18,975,000 shares of common stock in the third quarter of 2013.

NOTE 20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

The tables below present the condensed consolidating balance sheets as of December 31, 2013 and 2012 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$106,445	$33,766	$37,627	$—	$177,838
Other current assets	13,772	66,586	30,044	48,414	(1,974)	156,842
Property and equipment, net	69,309	1,830,200	439,039	1,167,065	—	3,505,613
Investments in subsidiaries	3,265,579	186,063	—	—	(3,451,642)	—
Intercompany receivable	—	592,785	—	—	(592,785)	—
Other assets, net	43,470	8,110	72,180	21,708	—	145,468
Intangible assets, net	—	465,259	545,401	60,000	—	1,070,660
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,392,130	$3,468,242	$1,592,946	$1,334,814	$(4,046,401)	$5,741,731

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,259	$3,800	$—	$33,559
Current liabilities	57,156	190,608	70,092	103,832	(1,384)	420,304
Accumulated losses of subsidiaries in excess of investment	—	—	3,507	—	(3,507)	—
Intercompany payable	512,358	—	80,991	266	(593,615)	—
Long-term debt, net of current maturities	2,285,910	—	1,269,562	797,460	—	4,352,932
Other long-term liabilities	45,219	186,591	25,470	27,219	—	284,499

Common stock	1,082	31,124	—	—	(31,124)	1,082
Additional paid-in capital	902,496	2,736,895	248,083	480,833	(3,465,811)	902,496
Retained earnings (deficit)	(432,074)	323,024	(111,501)	(78,596)	(132,927)	(432,074)
Accumulated other comprehensive loss, net	(1,517)	—	(1,517)	—	1,517	(1,517)
Total Boyd Gaming Corporation stockholders' equity (deficit)	469,987	3,091,043	135,065	402,237	(3,628,345)	469,987
Noncontrolling interest	—	—	—	—	180,450	180,450
Total stockholders' equity (deficit)	469,987	3,091,043	135,065	402,237	(3,447,895)	650,437
Total liabilities and stockholders' equity	$3,392,130	$3,468,242	$1,592,946	$1,334,814	$(4,046,401)	$5,741,731

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,520	$118,714	$36,619	$34,692	$—	$192,545
Other current assets	87,493	70,580	32,460	50,751	(78,921)	162,363
Current assets from discontinued operations	—	—	685	—	—	685
Property and equipment, net	67,500	1,691,120	462,986	1,365,708	—	3,587,314
Assets held for development	775	330,995	—	—	—	331,770
Investments in subsidiaries	3,089,125	457,976	—	—	(3,547,101)	—
Intercompany receivable	—	264,687	—	—	(264,687)	—
Other assets, net	45,880	12,791	81,846	64,748	—	205,265
Intangible assets, net	—	468,229	589,845	61,564	—	1,119,638
Goodwill, net	—	212,795	482,134	—	—	694,929
Noncurrent assets from discontinued operations	—	—	37,684	—	—	37,684
Total assets	$3,293,293	$3,627,887	$1,724,259	$1,577,463	$(3,890,709)	$6,332,193

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$42,500	$10,341	$8,729	$—	$—	$61,570
Non-recourse debt	—	—	—	225,113	—	225,113
Current liabilities	66,121	283,350	79,929	109,441	(75,824)	463,017
Current liabilities from discontinued operations	—	—	70,864	—	(70,000)	864
Accumulated losses of subsidiaries in excess of investment	—	—	1,396	—	(1,396)	—
Intercompany payable	134,386	—	58,187	225	(192,798)	—
Long-term debt, net of current maturities	2,723,234	—	1,311,295	793,324	—	4,827,853
Other long-term liabilities	23,261	185,717	41,290	36,350	31	286,649

Common stock	869	31,128	—	—	(31,128)	869
Additional paid-in capital	655,694	2,756,184	250,504	480,833	(3,487,521)	655,694
Retained earnings (deficit)	(351,810)	361,167	(96,973)	(67,823)	(196,371)	(351,810)
Accumulated other comprehensive loss	(962)	—	(962)	—	962	(962)
Total Boyd Gaming Corporation stockholders' equity (deficit)	303,791	3,148,479	152,569	413,010	(3,714,058)	303,791
Noncontrolling interest	—	—	—	—	163,336	163,336
Total stockholders' equity (deficit)	303,791	3,148,479	152,569	413,010	(3,550,722)	467,127
Total liabilities and stockholders' equity	$3,293,293	$3,627,887	$1,724,259	$1,577,463	$(3,890,709)	$6,332,193

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$123,951	$1,630,420	$589,850	$697,633	$(147,416)	$2,894,438

Costs and expenses
Operating	1,848	901,668	315,365	367,981	—	1,586,862
Selling, general and administrative	46,880	231,260	63,349	148,779	(42)	490,226
Maintenance and utilities	—	92,014	14,680	59,704	—	166,398
Depreciation and amortization	6,619	121,893	90,155	59,746	—	278,413
Corporate expense	59,128	119	4,002	—	—	63,249
Preopening expenses	567	2,917	3,384	4,097	(1,933)	9,032
Impairment of assets	—	14,884	3,200	5,033	(12,734)	10,383
Asset transactions costs	1,019	2,316	2,061	180	—	5,576
Other operating items, net	427	2,075	359	3,137	—	5,998
Intercompany expenses	1,213	103,182	41,046	—	(145,441)	—
Total costs and expenses	117,701	1,472,328	537,601	648,657	(160,150)	2,616,137

Equity in earnings of subsidiaries	101,148	(1,953)	—	—	(99,195)	—
Operating income (loss)	107,398	156,139	52,249	48,976	(86,461)	278,301

Other expense (income)
Interest expense, net	153,893	9,664	94,915	83,711	—	342,183
Gain (loss) on early extinguishment of debt	25,001	—	3,343	25,858	—	54,202
Other, net	137	—	(2,227)	—	—	(2,090)
Total other expense, net	179,031	9,664	96,031	109,569	—	394,295

Income (loss) from continuing operations before income taxes	(71,633)	146,475	(43,782)	(60,593)	(86,461)	(115,994)
Income taxes benefit (expense)	(8,631)	(5,055)	5,921	4,415	—	(3,350)
Income (loss) from continuing operations, net of tax	(80,264)	141,420	(37,861)	(56,178)	(86,461)	(119,344)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	(80,264)	141,420	(14,337)	(56,178)	(99,195)	(108,554)
Net loss attributable to noncontrolling interest	—	—	—	—	28,290	28,290
Net income (loss) attributable to controlling interest	$(80,264)	$141,420	$(14,337)	$(56,178)	$(70,905)	$(80,264)
Comprehensive income (loss)	$(80,819)	$141,420	$(14,892)	$(56,178)	$(98,640)	$(109,109)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,806	$1,690,488	$110,464	$697,118	$(137,048)	$2,482,828

Costs and expenses
Operating	1,822	938,615	80,666	371,722	—	1,392,825
Selling, general and administrative	45,503	251,287	13,341	139,155	—	449,286
Maintenance and utilities	—	92,311	3,574	58,423	—	154,308
Depreciation and amortization	7,985	126,120	15,867	64,264	—	214,236
Corporate expense	48,868	220	1,631	—	—	50,719
Preopening expenses	1,863	14,782	1,327	4,465	(10,896)	11,541
Impairment of assets	97,868	1,044,112	—	2,811	(91,265)	1,053,526
Asset transactions costs	15,575	—	3,076	(209)	—	18,442
Other operating items, net	—	(5,503)	5	(6,294)	—	(11,792)
Intercompany expenses	1,345	118,463	6,344	—	(126,152)	—
Total costs and expenses	220,829	2,580,407	125,831	634,337	(228,313)	3,333,091

Equity in earnings of subsidiaries	(636,327)	71,218	—	—	565,109	—
Operating income (loss)	(735,350)	(818,701)	(15,367)	62,781	656,374	(850,263)

Other expense (income)
Interest expense, net	161,152	13,827	18,630	95,226	—	288,835
Other, net	—	—	137	—	—	137
Total other expense, net	161,152	13,827	18,767	95,226	—	288,972

Income (loss) from continuing operations before income taxes	(896,502)	(832,528)	(34,134)	(32,445)	656,374	(1,139,235)
Income taxes benefit (expense)	(12,363)	231,854	19	1,279	—	220,789
Income (loss) from continuing operations, net of tax	(908,865)	(600,674)	(34,115)	(31,166)	656,374	(918,446)
Income (loss) from discontinued operations, net of tax	—	—	86,636	—	(91,265)	(4,629)
Net income (loss)	(908,865)	(600,674)	52,521	(31,166)	565,109	(923,075)
Net loss attributable to noncontrolling interest	—	—	—	—	14,210	14,210
Net income (loss) attributable to controlling interest	$(908,865)	$(600,674)	$52,521	$(31,166)	$579,319	$(908,865)
Comprehensive income (loss)	$(909,827)	$(600,674)	$51,559	$(25,627)	$566,071	$(918,498)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$123,369	$1,551,402	$51,337	$741,132	$(136,396)	$2,330,844

Costs and expenses
Operating	1,535	847,423	52,713	383,041	—	1,284,712
Selling, general and administrative	44,881	213,075	7,630	126,942	—	392,528
Maintenance and utilities	—	89,090	1,519	62,167	—	152,776
Depreciation and amortization	8,371	118,620	2,764	65,437	—	195,192
Corporate expense	46,220	1,548	1,194	—	—	48,962
Preopening expenses	1,776	15,487	—	229	(10,858)	6,634
Impairment of assets	—	—	—	6,051	—	6,051
Asset transactions costs	6,054	321	—	204	—	6,579
Other operating items, net	—	1,281	4	143	—	1,428
Intercompany expenses	1,303	122,331	1,904	—	(125,538)	—
Total costs and expenses	110,140	1,409,176	67,728	644,214	(136,396)	2,094,862

Equity in earnings of subsidiaries	83,412	(2,664)	—	—	(80,748)	—
Operating income (loss)	96,641	139,562	(16,391)	96,918	(80,748)	235,982

Other expense (income)
Interest expense, net	135,439	17,179	—	98,067	—	250,685
Gain on early retirements of debt	20	—	—	(6)	—	14
Other, net	265	(4,582)	—	—	—	(4,317)
Total other expense, net	135,724	12,597	—	98,061	—	246,382

Income (loss) from continuing operations before income taxes	(39,083)	126,965	(16,391)	(1,143)	(80,748)	(10,400)
Income taxes benefit (expense)	30,679	(34,334)	4,630	(1,253)	—	(278)
Income (loss) from continuing operations, net of tax	(8,404)	92,631	(11,761)	(2,396)	(80,748)	(10,678)
Income (loss) from discontinued operations, net of tax	4,550	—	(1,871)	—	—	2,679
Net income (loss)	(3,854)	92,631	(13,632)	(2,396)	(80,748)	(7,999)
Net loss attributable to noncontrolling interest	—	—	—	—	4,145	4,145
Net income (loss) attributable to controlling interest	$(3,854)	$92,631	$(13,632)	$(2,396)	$(76,603)	$(3,854)
Comprehensive income	$3,740	$92,631	$(13,632)	$9,166	$(88,342)	$3,563

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(229,447)	$432,903	$20,674	$51,748	$1,157	$277,035

Cash flows from investing activities
Capital expenditures	(44,985)	(49,847)	(27,331)	(22,357)	—	(144,520)
Proceeds from sale of Echelon, net	343,750	—	—	—	—	343,750
Cash paid for exercise of LVE option	(187,000)	—	—	—	—	(187,000)
Proceeds from sale of other assets, net	4,875	—	—	—	—	4,875
Investment in and advances to unconsolidated subsidiaries, net	(2,400)	—	—	—	2,400	—
Distributions from subsidiaries	9,620	—	—	—	(9,620)	—
Net activity with affiliates	—	(397,725)	22,804	42	374,879	—
Other investing activities	—	—	(1,253)	3,726	—	2,473
Net cash from investing activities	123,860	(447,572)	(5,780)	(18,589)	367,659	19,578

Cash flows from financing activities
Borrowings under bank credit facility	2,920,675	—	354,700	444,500	—	3,719,875
Payments under bank credit facility	(2,927,800)	—	(406,950)	(424,600)	—	(3,759,350)
Debt financing costs, net	(24,349)	—	(10,288)	(10,115)	—	(44,752)
Payments on retirements of long-term debt	(459,278)	—	—	(416,209)	—	(875,487)
Payments under note payable	(10,341)	—	(479)	—	—	(10,820)
Net proceeds from issuance of term loan	—	—	—	376,200	—	376,200
Advances from parent	—	2,400	—	—	(2,400)	—
Distributions to parent	—	—	(9,620)	—	9,620	—
Net activity with affiliates	376,036	—	—	—	(376,036)	—
Stock options exercised	13,752	—	—	—	—	13,752
Proceeds from sale of common stock, net	216,467	—	—	—	—	216,467
Other financing activities	(2,095)	—	—	—	—	(2,095)
Net cash from financing activities	103,067	2,400	(72,637)	(30,224)	(368,816)	(366,210)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(12,269)	(3,136)	2,935	—	(14,990)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$106,445	$33,766	$37,627	$—	$177,838

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(73,982)	$191,178	$(4,892)	$34,128	$736	$147,168

Cash flows from investing activities
Capital expenditures	(50,012)	(33,581)	(7,505)	(34,456)	—	(125,554)
Cash paid for business acquisition, net	(198,726)	—	(1,125,472)	—	—	(1,324,198)
Investment in and advances to unconsolidated subsidiaries, net	(200)	—	—	—	200	—
Net activity with affiliates	—	(174,513)	19,541	224	154,748	—
Other investing activities	(790)	7,245	1,824	6,730	—	15,009
Net cash from investing activities	(249,728)	(200,849)	(1,111,612)	(27,502)	154,948	(1,434,743)

Cash flows from financing activities
Borrowings under bank credit facility	787,100	—	871,100	632,700	—	2,290,900
Payments under bank credit facility	(951,250)	—	(16,700)	(652,900)	—	(1,620,850)
Debt issuance cost, net	(16,651)	—	(47,989)	(443)	—	(65,083)
Proceeds from issuance of senior secured notes	350,000	—	350,000	—	—	700,000
Proceeds from variable interest entities' issuance of debt	—	—	—	3,374	—	3,374
Payments on loans to members of variable interest entity	—	—	—	(928)	—	(928)
Advances from parent	—	200	—	—	(200)	—
Net activity with affiliates	155,484	—	—	—	(155,484)	—
Other financing activities	1,183	—	(1,810)	—	—	(627)
Net cash from financing activities	325,866	200	1,154,601	(18,197)	(155,684)	1,306,786

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(4,723)	—	—	(4,723)
Cash flows from investing activities	—	—	(416)	—	—	(416)
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(5,139)	—	—	(5,139)

Net change in cash and cash equivalents	2,156	(9,471)	32,958	(11,571)	—	14,072
Cash and cash equivalents, beginning of period	364	128,185	3,279	46,263	—	178,091
Change in cash classified as discontinued operations	—	—	382	—	—	382
Cash and cash equivalents, end of period	$2,520	$118,714	$36,619	$34,692	$—	$192,545

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2011
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$193,723	$(9,700)	$10,642	$59,745	$(3,553)	$250,857

Cash flows from investing activities
Capital expenditures	(26,443)	(28,011)	(39)	(32,626)	—	(87,119)
Cash paid for acquisition, net of cash received	(278,456)	—	—	—	—	(278,456)
Cash paid to acquire development agreement	—	—	(24,450)	—	—	(24,450)
Investments in and advances to unconsolidated subsidiaries, net	(1,700)	—	—	—	1,700	—
Net activity with affiliates	—	75,914	11,570	—	(87,484)	—
Change in restricted investments	—	—	—	26,801	—	26,801
Other investing activities	192	—	—	356	—	548
Net cash from investing activities	(306,407)	47,903	(12,919)	(5,469)	(85,784)	(362,676)

Cash flows from financing activities
Borrowings under bank credit facility	391,329	—	—	741,300	—	1,132,629
Payments under bank credit facility	(183,579)	—	—	(762,000)	—	(945,579)
Debt issuance cost, net	(14,221)	—	—	(1,153)	—	(15,374)
Payments on retirement of long term debt	—	—	—	(8,198)	—	(8,198)
Payments on non-recourse debt of variable interest entity	—	—	—	(27,000)	—	(27,000)
Proceeds from variable interest entities' issuance of debt	—	—	—	7,199	—	7,199
Payments on loans to members of variable interest entity	—	—	—	(592)	—	(592)
Advances from parent	—	1,700	—	—	(1,700)	—
Net activity with affiliates	(91,037)	—	—	—	91,037	—
Other financing activities	(675)	—	—	—	—	(675)
Net cash from financing activities	101,817	1,700	—	(50,444)	89,337	142,410

Cash flows from discontinued operations
Cash flows from operating activities	—	—	2,653	—	—	2,653
Cash flows from investing activities	—	—	(111)	—	—	(111)
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	2,542	—	—	2,542

Net change in cash and cash equivalents	(10,867)	39,903	265	3,832	—	33,133
Cash and cash equivalents, beginning of period	11,231	88,282	2,765	42,431	—	144,709
Change in cash classified as discontinued operations	—	—	249	—	—	249
Cash and cash equivalents, end of period	$364	$128,185	$3,279	$46,263	$—	$178,091

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The above condensed consolidating financial information as of December 31, 2012, and for the years ended December 31, 2012 and 2011, has been adjusted to reflect (1) the revision to reflect the results of the Dania Jai-Alai property as discontinued operations, (2) to correct prior year intercompany revenues and expenses and equity in earnings of subsidiaries presented in the statement of operations information, (3) to correct prior year amounts in the statements of cash flows to reflect certain intercompany activities between the parent and the sub-groups as cash flows from investing and financing activities that had previously been reflected within cash flows from operating activities, and (4) to properly record the impact of certain reclassification and tax entries within the correct sub-group. The application of these adjustments to the consolidating information for 2012 and 2011 are summarized as follows:

(in thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2012
Net income (loss)
Parent	$(908,865)	$—	$(908,865)
Guarantor Subsidiaries	(871,698)	271,024	(600,674)
Non-Guarantor Subsidiaries (100% Owned)	144,213	(91,692)	52,521
Non-Guarantor Subsidiaries (Not 100% Owned)	(26,941)	(4,225)	(31,166)
Eliminations	740,216	(175,107)	565,109
Consolidated	$(923,075)	$—	$(923,075)

Cash flows from operating activities
Parent	$77,534	$(151,516)	$(73,982)
Guarantor Subsidiaries	16,372	174,806	191,178
Non-Guarantor Subsidiaries (100% Owned)	9,995	(14,887)	(4,892)
Non-Guarantor Subsidiaries (Not 100% Owned)	34,252	(124)	34,128
Eliminations	4,292	(3,556)	736
Consolidated	$142,445	$4,723	$147,168

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

(in thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2011
Net income (loss)
Parent	$(3,854)	$—	$(3,854)
Guarantor Subsidiaries	185,581	(92,950)	92,631
Non-Guarantor Subsidiaries (100% Owned)	(12,590)	(1,042)	(13,632)
Non-Guarantor Subsidiaries (Not 100% Owned)	(2,395)	(1)	(2,396)
Eliminations	(174,741)	93,993	(80,748)
Consolidated	$(7,999)	$—	$(7,999)

Cash flows from operating activities
Parent	$97,965	$95,758	$193,723
Guarantor Subsidiaries	68,797	(78,497)	(9,700)
Non-Guarantor Subsidiaries (100% Owned)	26,294	(15,652)	10,642
Non-Guarantor Subsidiaries (Not 100% Owned)	60,454	(709)	59,745
Eliminations	—	(3,553)	(3,553)
Consolidated	$253,510	$(2,653)	$250,857

NOTE 21.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 29% of our outstanding shares of common stock as of December 31, 2013. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2013, 2012 and 2011, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

Borgata Ground Leases
Borgata leases approximately 8.4 acres from MGM that provides the land on which Borgata's existing surface parking lot resides. The lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. Pursuant to the surface lot ground lease agreement, Borgata's lease payment is comprised of a de minimus monthly payment to MGM and the property taxes, which are paid directly to the taxing authority. Property taxes incurred for this ground lease agreement were $3.2 million, $2.8 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which were included in selling, general and administrative on the consolidated statements of operations.

NOTE 22.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2013. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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
Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 16, 2012.

2.9
Membership Interest Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 1, 2013, by and between Echelon Resorts, LLC, Coast Hotels and Casinos, Inc., Genting Assets, Inc, and Genting Berhad dated March 1, 2013.
Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2013

2.10	Asset Purchase Agreement among LVE Energy Partners, LLC, Echelon Resorts LLC, and Boyd Gaming Corporation, dated March 1, 2013.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2013

2.11
Membership Interest Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 1, 2013, by and between Echelon Resorts, LLC, Coast Hotels and Casinos, Inc., Genting Assets, Inc. and Genting Berhad
Incorporated by reference from of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2013

2.12	Asset Purchase Agreement, dated as of February 22, 2013, by and among Dania Entertainment Center, LLC, The Aragon Group and Summersport Enterprises, LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013.

3.1	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 27, 2013.

3.2	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

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
Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

4.12
First Supplemental Indenture, relating to the 9.0% Senior Notes due 2020, dated as of August 14, 2013 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dates as of June 8, 2012, among the Company, the Guarantors party thereto, and U.S. Bank National.
Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2013.

4.13
Second Supplemental Indenture, related to the 9.125% Senior Notes due 2018, dated as of August 14, 2013, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee.
Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2013.

4.14
Lender Joinder Agreement, dated as of December 16, 2013, among Marina District Finance Company, Inc., Marina District Development Company, LLC, Wells Fargo Bank, National Association, as the Administrative Agent, and Deutsche Bank AG New York Branch, as Incremental Term Lender.
Incorporated by reference from Marina District Finance Company, Inc.'s Current Report on Form 8-K dated December 16, 2013.

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
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 20, 2012.

10.59	Seller Merger Consideration Note, dated November 20, 2012 made by Boyd Acquisition II, LLC in favor of Peninsula Gaming Partners, LLC.	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed November 20, 2012.

10.60	First Amendment to Credit Agreement, dated May 1, 2013, among PGL, certain financial institutions and Bank of America, N.A., as administrative agent for the Lenders.	Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 6, 2013.

10.61
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from Marina District Finance Company Inc.'s Current Report on Form 8-K dated July 26, 2013.

10.62
Third Amended and Restated Credit Agreement dated as of August 14, 2013 among the Company certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 14, 2013.

12	Ratio of Earnings to Fixed Charges	Filed electronically herewith

21.1	Subsidiaries of the Registrant.	Filed electronically herewith

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1
Indenture governing Boyd Acquisition Sub, LLC's and Boyd Acquisition Finance Corp.'s 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed August 21, 2012.

99.2	Governmental Gaming Regulations	Incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-4, File No. 333-187468, which was declared effective on April 23, 2013.

101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012and 2011, and (vi) Notes to Condensed Consolidated Financial Statements. ***

Filed electronically herewith
________________________________
*    Management contracts or compensatory plans or arrangements.
**    Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

***
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	March 14, 2014
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	March 14, 2014
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 14, 2014
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Senior Vice President, Chief Financial Officer and Treasurer	March 14, 2014
Josh Hirsberg

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	March 14, 2014
Anthony D. McDuffie	(Principal Accounting Officer)

/s/ ROBERT L. BOUGHNER	Executive Vice President,	March 14, 2014
Robert L. Boughner	Chief Business Development Officer and Director

/s/ WILLIAM R. BOYD	Vice President and Director	March 14, 2014
William R. Boyd

/s/ RICHARD FLAHERTY	Director	March 14, 2014
Richard Flaherty

/s/ THOMAS V. GIRARDI	Director	March 14, 2014
Thomas V. Girardi

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 14, 2014
Maj. Gen. Billy McCoy Ret. USAF

/s/ FREDERICK J. SCHWAB	Director	March 14, 2014
Frederick J. Schwab

/s/ CHRISTINE J. SPADAFOR	Director	March 14, 2014
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	March 14, 2014
Peter M. Thomas

/s/ VERONICA J. WILSON	Director	March 14, 2014
Veronica J. Wilson