Form 10-Q
period 2014-03-31
BOYD GAMING CORP
filed 2014-05-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common stock, $0.01 par value	108,367,736

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I. Financial Information
Item 1.    Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,	December 31,
(Unaudited)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$162,878	$177,838
Restricted cash	30,953	20,686
Accounts receivable, net	61,063	65,569
Inventories	18,496	19,719
Prepaid expenses and other current assets	44,348	42,460
Income taxes receivable	1,177	1,143
Deferred income taxes and current tax assets	5,486	7,265
Total current assets	324,401	334,680
Property and equipment, net	3,465,565	3,505,613
Debt financing costs, net	79,744	84,209
Other assets, net	62,999	61,259
Intangible assets, net	1,062,072	1,070,660
Goodwill, net	685,310	685,310
Total assets	$5,680,091	$5,741,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$31,497	$33,559
Accounts payable	68,817	75,478
Accrued liabilities	339,369	341,947
Deferred income taxes and income taxes payable	2,588	2,879
Total current liabilities	442,271	453,863
Long-term debt, net of current maturities	4,301,269	4,352,932
Deferred income taxes	158,294	155,218
Other long-term tax liabilities	42,793	42,188
Other liabilities	88,645	87,093
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 108,297,168 and 108,155,002 shares outstanding	1,083	1,082
Additional paid-in capital	909,533	902,496
Accumulated deficit	(438,256)	(432,074)
Accumulated other comprehensive loss	(978)	(1,517)
Total Boyd Gaming Corporation stockholders’ equity	471,382	469,987
Noncontrolling interest	175,437	180,450
Total stockholders’ equity	646,819	650,437
Total liabilities and stockholders’ equity	$5,680,091	$5,741,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands, except per share data)	March 31,
(Unaudited)	2014	2013
REVENUES
Operating revenues
Gaming	$608,757	$632,559
Food and beverage	106,643	111,774
Room	64,380	63,855
Other	38,960	39,311
Gross revenues	818,740	847,499
Less promotional allowances	110,391	111,915
Net revenues	708,349	735,584
COST AND EXPENSES
Operating costs and expenses
Gaming	285,174	297,262
Food and beverage	57,269	60,053
Room	13,170	13,100
Other	27,792	28,174
Selling, general and administrative	124,679	124,028
Maintenance and utilities	43,264	39,209
Depreciation and amortization	66,179	70,038
Corporate expense	19,920	15,356
Preopening expense	784	2,365
Impairments of assets	1,633	—
Asset transactions costs	155	3,013
Other operating items, net	(186)	1,566
Total operating costs and expenses	639,833	654,164
Operating income	68,516	81,420
Other expense (income)
Interest income	(476)	(656)
Interest expense, net	75,503	95,682
Loss on early extinguishments of debt	154	—
Other, net	(288)	(518)
Total other expense, net	74,893	94,508
Loss from continuing operations before income taxes	(6,377)	(13,088)
Income taxes benefit (expense)	(4,848)	2,424
Loss from continuing operations, net of tax	(11,225)	(10,664)
Income (loss) from discontinued operations, net of tax	—	(963)
Net loss	(11,225)	(11,627)
Net loss attributable to noncontrolling interest	5,043	4,343
Net loss attributable to Boyd Gaming Corporation	$(6,182)	$(7,284)

Basic net loss per common share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	—	(0.01)
Basic net loss per common share	$(0.06)	$(0.08)
Weighted average basic shares outstanding	109,753	87,974

Diluted net loss per common share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	—	(0.01)
Diluted net loss per common share	$(0.06)	$(0.08)
Weighted average diluted shares outstanding	109,753	87,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2014	2013
Net loss	$(11,225)	$(11,627)
Other comprehensive income, net of tax:
Fair value of adjustments to available-for-sale securities, net of tax of $370 and $0	539	295
Comprehensive loss	(10,686)	(11,332)
Less: net loss attributable to noncontrolling interest	(5,043)	(4,343)
Comprehensive loss attributable to Boyd Gaming Corporation	$(5,643)	$(6,989)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Boyd Gaming Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net loss	—	—	—	(6,182)	—	(5,043)	(11,225)
Comprehensive income attributable to Boyd	—	—	—	—	539	—	539
Stock options exercised	102,663	1	756	—	—	—	757
Release of restricted stock units, net of tax	39,503	—	(200)	—	—	—	(200)
Share-based compensation costs	—	—	6,481	—	—	—	6,481
Noncontrolling interests contribution	—	—	—	—	—	30	30
Balances, March 31, 2014	108,297,168	$1,083	$909,533	$(438,256)	$(978)	$175,437	$646,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2014	2013
Cash Flows from Operating Activities
Net loss	$(11,225)	$(11,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations, net of tax	—	963
Depreciation and amortization	66,179	70,038
Amortization of debt financing costs	4,829	4,009
Amortization of discounts on debt	1,257	4,505
Loss on early extinguishments of debt	154	—
Share-based compensation expense	6,481	4,091
Deferred income taxes	4,143	8,920
Noncash impairments of assets	1,633	19
Other operating activities	(199)	982
Changes in operating assets and liabilities:
Restricted cash	(10,267)	(2,105)
Accounts receivable, net	3,830	458
Inventories	1,223	213
Prepaid expenses and other current assets	(1,891)	(4,718)
Current other tax asset	50	(618)
Income taxes receivable	(33)	1,377
Other long-term tax assets	—	9,863
Other assets, net	(1,504)	(6,407)
Accounts payable and accrued liabilities	(9,695)	22,950
Other long-term tax liabilities	605	(20,292)
Other liabilities	1,599	6,283
Net cash provided by operating activities	57,169	88,904
Cash Flows from Investing Activities
Capital expenditures	(18,306)	(22,558)
Proceeds from sale of Echelon, net	—	343,750
Cash paid for exercise of LVE option	—	(187,000)
Other investing activities	1,112	(103)
Net cash provided by (used in) investing activities	(17,194)	134,089
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	188,500	202,200
Payments under Boyd Gaming bank credit facility	(224,275)	(232,025)
Borrowings under Peninsula bank credit facility	75,000	68,200
Payments under Peninsula bank credit facility	(90,525)	(78,863)
Borrowings under Borgata bank credit facility	116,200	103,600
Payments under Borgata bank credit facility	(119,400)	(109,600)
Debt financing costs, net	(71)	694
Payments on long-term debt	(952)	(10,814)
Stock options exercised	757	—
Restricted stock units released, net	(200)	—
Other financing activities	31	(50)
Net cash used in financing activities	(54,935)	(56,658)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(786)
Cash flows from investing activities	—	(23)
Cash flows from financing activities	—	—
Net cash used in discontinued operations	—	(809)
Change in cash and cash equivalents	(14,960)	165,526
Cash and cash equivalents, beginning of period	177,838	192,545
Change in cash classified as discontinued operations	—	36
Cash and cash equivalents, end of period	$162,878	$358,107
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$80,541	$88,261
Cash paid (received) for income taxes, net of refunds	84	(1,313)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$12,478	$18,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” "Boyd Gaming," “we” or “us”) was incorporated in the state of Nevada in 1988 and has been operating for almost 40 years. The Company's common stock is traded on the New York Stock Exchange under the symbol “BYD”.
We are a diversified operator of 21 wholly owned gaming entertainment properties and one property, Borgata Hotel Casino & Spa, in which we have a controlling interest in the limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 14, 2014.

Revisions and Reclassifications
The financial information for the three months ended March 31, 2013 is derived from our condensed consolidated financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and has been revised to reflect the results of operations and cash flows of our Dania Jai-Alai property as discontinued operations. See Note 3, Disposition, for further discussion.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Rooms	$35,424	$35,120
Food and beverage	49,872	50,780
Other	25,095	26,015
Total promotional allowances	$110,391	$111,915

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Rooms	$14,134	$14,711
Food and beverage	43,561	45,059
Other	5,014	5,126
Total cost of promotional allowances	$62,709	$64,896

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $100.4 million and $102.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

Our current rate is impacted by adjustments that are largely independent of our operating results before taxes.  Such adjustments relate primarily to the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that are not available to offset existing deferred tax assets.  The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

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

Net Loss per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net losses for the three months ended March 31, 2014 and 2013, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares, 942,141 and 379,593, respectively, were excluded from the computation of diluted weighted average shares outstanding.

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

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of Update 2013-11 did not have a material effect on our consolidated financial statements.

NOTE 3.    DISPOSITION
Discontinued Operations - Disposition of Dania Jai-Alai
On May 22, 2013, we consummated the sale of certain assets and liabilities of the Dania pari-mutuel facility ("Dania Jai-Alia"), located in Broward County, Florida, for a sales price of $65.5 million. The sale was pursuant to an asset agreement (the "New Dania Agreement") that we entered into with Dania Entertainment Center, LLC ("Dania Entertainment"). As part of the New Dania Agreement, the $5 million non-refundable deposit and $2 million fees paid to us in 2011 by Dania Entertainment were applied to the sales price, and we received $58.5 million in cash and recorded a pre-tax gain of $18.9 million in second quarter 2013. We have presented the results of Dania Jai-Alai Business as discontinued operations for all periods presented in these condensed consolidated financial statements. There were no assets and liabilities of the discontinued operation as of March 31, 2014 and December 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

NOTE 4.    CONSOLIDATION OF CERTAIN INTERESTS
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

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's interest in the Holding Company ("MGM Interest") to a divestiture trust (the "Divestiture Trust") established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the “NJDGE”).

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the New Jersey Casino Control Commission ("NJCCC"). Under the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into the Divestiture Trust and further agreed to sell such interest within a 30-month period. During the first 18 months of such period, MGM had the power to direct the trustee to sell the MGM Interest, subject to the approval of the NJCCC. If the sale was not completed by such time, the trustee would have been solely responsible for the sale of the MGM Interest. The MGM Interest was transferred to the Divestiture Trust on March 24, 2010.

MGM has subsequently announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, as approved by the NJCCC. The amended agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and Marina District Development Company, LLC ("MDDC"), the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. The Company has a right of first refusal on any sale of the MGM Interest.

Deconsolidation of Variable Interest
LVE Energy Partners, LLC
LVE Energy Partners, LLC ("LVE") was a joint venture between Marina Energy LLC and DCO ECH Energy, LLC. Through our wholly-owned subsidiary, Echelon Resorts, LLC ("Echelon Resorts"), we had entered into an Energy Sales Agreement ("ESA") with LVE to design, build, own and operate a central energy center and related distribution system for our planned Echelon resort development.

Accounting guidance required us to consolidate LVE for financial statement purposes, as we determined that we were the primary beneficiary of the executory contract, the ESA, giving rise to the variable interest.

In connection with the disposition of Echelon on March 4, 2013, we exercised an option to acquire the central energy center assets from LVE for $187.0 million. We immediately sold these assets to the buyer of Echelon and the ESA was terminated. As a result, we ceased consolidation of LVE as of that date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

NOTE 5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Land	$334,746	$336,079
Buildings and improvements	3,854,230	3,852,039
Furniture and equipment	1,359,670	1,332,090
Riverboats and barges	189,569	189,175
Construction in progress	60,677	72,141
Other	21,450	21,750
Total property and equipment	5,820,342	5,803,274
Less accumulated depreciation	2,354,777	2,297,661
Property and equipment, net	$3,465,565	$3,505,613

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $57.7 million and $58.2 million, respectively.

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	3.3 years	$154,000	$(77,060)	$—	$76,940
Favorable lease rates	34.1 years	45,370	(10,173)	—	35,197
Development agreement	—	21,373	—	—	21,373
		220,743	(87,233)	—	133,510

Indefinite lived intangible assets:
Trademarks and other	Indefinite	196,487	—	(8,200)	188,287
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,151,622	(33,960)	(189,100)	928,562
Balance, March 31, 2014		$1,372,365	$(121,193)	$(189,100)	$1,062,072

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

	December 31, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	3.6 years	$154,000	$(68,733)	$—	$85,267
Non-competition agreement	—	3,200	(3,200)	—	—
Favorable lease rates	34.4 years	45,370	(9,912)	—	35,458
Development agreement	—	21,373	—	—	21,373
		223,943	(81,845)	—	142,098

Indefinite lived intangible assets:
Trademarks and other	Indefinite	196,487	—	(8,200)	188,287
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,151,622	(33,960)	(189,100)	928,562
Balance, December 31, 2013		$1,375,565	$(115,805)	$(189,100)	$1,070,660

NOTE 7.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Payroll and related expenses	$83,133	$90,602
Interest	35,941	47,497
Gaming liabilities	83,109	83,304
Accrued liabilities	137,186	120,544
Total accrued liabilities	$339,369	$341,947

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

NOTE 8.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		March 31, 2014
				Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Mar. 31, 2014	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	3.67%	$1,431,950	$(4,073)	$—	$1,427,877
9.125% senior notes due 2018	9.13%	500,000	—	(5,773)	494,227
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	6.00%	143,030	(16,677)	—	126,353
		2,424,980	(20,750)	(5,773)	2,398,457

Peninsula Segment Debt:
Bank credit facility	4.20%	786,625	—	—	786,625
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	11	—	—	11
		1,136,636	—	—	1,136,636
Total Boyd Debt		3,561,616	(20,750)	(5,773)	3,535,093

Borgata Debt:
Bank credit facility	3.86%	36,700	—	—	36,700
Incremental term loan	6.75%	379,050	(3,563)	—	375,487
9.875% senior secured notes due 2018	9.88%	393,500	(1,733)	(6,281)	385,486
Total Borgata Debt		809,250	(5,296)	(6,281)	797,673
Less current maturities		31,497	—	—	31,497
Long-term debt, net		$4,339,369	$(26,046)	$(12,054)	$4,301,269

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

		December 31, 2013
				Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2013	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	3.66%	$1,467,725	$(4,233)	$—	$1,463,492
9.125% senior notes due 2018	9.13%	500,000	—	(6,082)	493,918
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note and other	6.00%	143,030	(17,371)	—	125,659
		2,460,755	(21,604)	(6,082)	2,433,069

Peninsula Segment Debt:
Bank credit facility	4.20%	802,150	—	—	802,150
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	12	—	—	12
		1,152,162	—	—	1,152,162
Total Boyd Debt		3,612,917	(21,604)	(6,082)	3,585,231

Borgata Debt:
Bank credit facility	3.86%	39,900	—	—	39,900
Incremental term loan	6.75%	380,000	(3,766)	—	376,234
9.875% senior secured notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
Total Borgata Debt		813,400	(5,577)	(6,563)	801,260
Less current maturities		33,559	—	—	33,559
Long-term debt, net		$4,392,758	$(27,181)	$(12,645)	$4,352,932

Boyd Gaming Debt
Boyd Bank Credit Facility
The net amounts outstanding under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") were:

(In thousands)	March 31, 2014	December 31, 2013
Revolving Credit Facility	$280,000	$295,000
Term A Loan	243,750	246,875
Term B Loan	895,500	897,750
Swing Loan	8,627	23,867
Total outstanding borrowings under the Boyd Gaming Credit Facility	$1,427,877	$1,463,492

At March 31, 2014, approximately $1.4 billion was outstanding under the Boyd Gaming Credit Facility and $7.8 million was allocated to support various letters of credit, leaving remaining contractual availability of $299.5 million.

Peninsula Segment Debt
Bank Credit Facility
At March 31, 2014, approximately $786.6 million was outstanding under the Peninsula $875.0 million senior secured credit facility (the "Peninsula Credit Facility") and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $34.8 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Borgata Debt
Borgata Bank Credit Facility
At March 31, 2014, approximately $36.7 million was outstanding under the Marina District Finance Company Inc. ("MDFC") Amended and Restated Credit Agreement (the “Borgata Credit Facility”) and $3.2 million was allocated to support a letter of credit, leaving remaining contractual availability of $20.1 million.

Covenant Compliance
As of March 31, 2014, we believe that Boyd Gaming, Peninsula and Borgata were in compliance with the financial and other covenants of their respective debt instruments.

NOTE 9.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial date for tax years 2011 through 2013 was extended and the trial is scheduled to be held in September 2014. We filed an appeal complaint in connection with our 2014 valuation in February 2014 and continue to pay our property tax obligations in accordance with the assessor’s valuation. A trial date for the 2014 appeal has not been scheduled. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2014 appeals. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through March 31, 2014 could result in adjustment to our estimated property tax liability at Borgata.

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
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Gaming	$115	$59
Food and beverage	22	11
Room	10	5
Selling, general and administrative	584	298
Corporate expense	5,750	3,718
Total shared-based compensation expense	$6,481	$4,091

NOTE 11.    NONCONTROLLING INTEREST
Noncontrolling interest represents (i) the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control, on March 24, 2010; and (ii) until the Echelon sale, which closed on March 4, 2013, all 100% of the members' equity interest in LVE, the variable interest entity which had been consolidated in our financial statements, but in which we hold no equity interest.

Changes in the noncontrolling interest are as follows:

	Three Months Ended March 31, 2014
(In thousands)	Holding Company	Other	Total
Balance, January 1, 2014	$180,430	$20	$180,450
Attributable net loss	(5,043)	—	(5,043)
Capital contributions	—	30	30
Balance, March 31, 2014	$175,387	$50	$175,437

	Three Months Ended March 31, 2013
(In thousands)	Holding Company	LVE	Other	Total
Balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Attributable net loss	(3,900)	(443)	—	(4,343)
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, March 31, 2013	$204,377	$—	$20	$204,397

NOTE 12.     FAIR VALUE MEASUREMENTS
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	March 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$162,878	$162,878	$—	$—
Restricted cash	30,953	30,953	—	—
CRDA deposits	5,547	—	—	5,547
Investment available for sale	18,067	—	—	18,067

Liabilities
Merger earnout	$750	$—	$—	$750
Contingent payments	4,330	—	—	4,330

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$177,838	$177,838	$—	$—
Restricted cash	20,686	20,686	—	—
CRDA deposits	4,613	—	—	4,613
Investment available for sale	17,128	—	—	17,128

Liabilities
Merger earnout	$1,125	$—	$—	$1,125
Contingent payments	4,343	—	—	4,343

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at March 31, 2014 and December 31, 2013.

CRDA Deposits
The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at March 31, 2014 and December 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Investment Available for Sale
We have an investment in a single municipal bond issuance of $22.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of March 31, 2014 and December 31, 2013. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At March 31, 2014 and December 31, 2013, $0.4 million and $0.3 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at March 31, 2014 and December 31, 2013, $17.7 million and $16.8 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.4 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to PGP in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the earnout determined in conjunction with the preliminary purchase price allocation using the modified Black-Scholes option pricing model, which requires the following assumptions: expected EBITDA volatility, forecasted 2015 EBITDA, risk-free interest rates and risk adjusted discount rate. The fair value of the earnout liability is not yet finalized and is therefore subject to change. We formed our preliminary valuation assumptions using historical experience in the gaming industry and observable market conditions. The contingent consideration agreement will be fair valued periodically with updated assumptions and any change in the fair value of the obligation will be included in the consolidated statements of comprehensive income (loss). At March 31, 2014 and December 31, 2013, there were outstanding liabilities of $0.8 million and $1.1 million, respectively, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At both March 31, 2014 and December 31, 2013, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligations of $3.4 million, which were included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

The following table summarizes the fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended March 31, 2014
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2014	$17,128	$4,613	$(1,125)	$(4,343)
Deposits	—	1,747	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	30	(554)	375	(185)
Included in other comprehensive income (loss)	909	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	(259)	—	198
Ending balance at March 31, 2014	$18,067	$5,547	$(750)	$(4,330)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$30	$—	$—	$—
Included in interest expense	—	—	—	(185)

	Three Months Ended March 31, 2013
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(4,563)
Deposits	—	1,682	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	21	(1,045)	817	(194)
Included in other comprehensive income (loss)	295	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	—	—	235
Ending balance at March 31, 2013	$18,223	$29,101	$(8,983)	$(4,522)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$21	$—	$—	$—
Included in interest expense	—	—	—	(194)
Included in non-operating income	—	—	817	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
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

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,620	$28,983	$28,663	Level 3
Other financial instruments	400	350	350	Level 3

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,783	$28,980	$27,608	Level 3
Other financial instruments	400	343	343	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,431,950	$1,427,877	$1,446,547	Level 2
9.125% Senior Notes due 2018	500,000	494,227	540,000	Level 1
9.00% Senior Notes due 2020	350,000	350,000	385,000	Level 1
HoldCo Note	143,030	126,353	135,879	Level 3
	2,424,980	2,398,457	2,507,426

Peninsula Segment Debt:
Bank credit facility	786,625	786,625	799,284	Level 2
8.375% Senior Notes due 2018	350,000	350,000	377,125	Level 2
Other	11	11	11	Level 3
	1,136,636	1,136,636	1,176,420
Total Boyd Debt	3,561,616	3,535,093	3,683,846

Borgata Debt:
Bank credit facility	36,700	36,700	36,700	Level 2
Incremental term loan	379,050	375,487	384,421	Level 2
9.875% senior secured notes due 2018	393,500	385,486	421,045	Level 1
Total Borgata debt	809,250	797,673	842,166
Total debt	$4,370,866	$4,332,766	$4,526,012

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,467,725	$1,463,492	$1,469,969	Level 2
9.125% Senior Notes due 2018	500,000	493,918	543,750	Level 1
9.00% Senior Notes due 2020	350,000	350,000	383,250	Level 1
HoldCo Note	143,030	125,659	125,659	Level 3
	2,460,755	2,433,069	2,522,628

Peninsula Segment Debt:
Bank credit facility	802,150	802,150	814,941	Level 2
8.375% Senior Notes due 2018	350,000	350,000	381,500	Level 2
Other	12	12	12	Level 3
	1,152,162	1,152,162	1,196,453
Total Boyd Debt	3,612,917	3,585,231	3,719,081

Borgata Debt:
Bank credit facility	39,900	39,900	39,900	Level 2
Incremental term loan	380,000	376,234	381,900	Level 2
9.875% senior secured notes due 2018	393,500	385,126	425,472	Level 1
Total Borgata debt	813,400	801,260	847,272
Total debt	$4,426,317	$4,386,491	$4,566,353

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about March 31, 2014 and December 31, 2013. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about March 31, 2014 and December 31, 2013. The estimated fair value of the Borgata Credit Facility at March 31, 2014 and December 31, 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata Credit Facility. The estimated fair values of our senior notes, Peninsula's senior notes and Borgata's senior secured notes are based on quoted market prices as of March 31, 2014 and December 31, 2013. Debt included in the “Other” category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2014 or 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

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

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South, and Peninsula segments, and also includes Borgata's operating income before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results.

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Total Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net Revenues
Las Vegas Locals	$151,443	$152,827
Downtown Las Vegas	55,733	54,083
Midwest and South	211,636	229,117
Peninsula	122,273	133,913
Borgata	167,264	165,644
Total Reportable Segment Net Revenues	$708,349	$735,584

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$40,007	$39,205
Downtown Las Vegas	9,327	7,111
Midwest and South	44,098	49,682
Peninsula	44,761	50,712
Borgata	20,446	28,405
Total Reportable Segment Adjusted EBITDA	158,639	175,115
Corporate expense	14,171	11,638
Adjusted EBITDA	144,468	163,477

Other operating costs and expenses
Deferred rent	906	957
Depreciation and amortization	66,179	70,038
Preopening expense	784	2,365
Share-based compensation expense	6,481	4,091
Impairments of assets	1,633	—
Asset transaction costs	155	3,013
Other operating charges and credits, net	(186)	1,593
Total other operating costs and expenses	75,952	82,057
Operating income	$68,516	$81,420

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2014	2013
Assets
Las Vegas Locals	$1,177,097	$1,190,234
Downtown Las Vegas	126,305	125,618
Midwest and South	1,340,505	1,349,155
Peninsula	1,500,876	1,511,606
Borgata	1,321,292	1,334,714
Total Reportable Segment Assets	5,466,075	5,511,327
Corporate	214,016	230,267
Other	—	137
Total assets	$5,680,091	$5,741,731

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	March 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$102,987	$30,672	$29,219	$—	$162,878
Other current assets	10,700	65,185	33,901	55,641	(3,904)	161,523
Property and equipment, net	57,569	1,794,224	458,683	1,155,089	—	3,465,565
Investments in subsidiaries	3,298,645	178,348	—	—	(3,476,993)	—
Intercompany receivable	—	1,540,260	—	—	(1,540,260)	—
Other, net	41,695	8,186	71,301	21,561	—	142,743
Intangible assets, net	—	464,805	537,267	60,000	—	1,062,072
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,408,609	$4,366,789	$1,604,340	$1,321,510	$(5,021,157)	$5,680,091

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,197	$3,800	$—	$31,497
Other current liabilities	46,334	185,325	78,540	105,192	(4,617)	410,774
Accumulated losses of subsidiaries in excess of investment	—	—	142	—	(142)	—
Intercompany payable	571,826	—	969,406	307	(1,541,539)	—
Long-term debt, net of current maturities	2,250,605	—	1,256,791	793,873	—	4,301,269
Other long-term liabilities	46,962	179,427	37,226	26,117	—	289,732

Common stock	1,083	31,124	(27)	—	(31,097)	1,083
Additional paid-in capital	909,533	2,717,470	248,203	480,983	(3,446,656)	909,533
Retained earnings (deficit)	(438,256)	1,253,443	(991,530)	(88,762)	(173,151)	(438,256)
Accumulated other comprehensive loss, net	(978)	—	(608)	—	608	(978)
Total Boyd Gaming Corporation stockholders' equity (deficit)	471,382	4,002,037	(743,962)	392,221	(3,650,296)	471,382
Noncontrolling interest	—	—	—	—	175,437	175,437
Total stockholders' equity (deficit)	471,382	4,002,037	(743,962)	392,221	(3,474,859)	646,819
Total liabilities and stockholders' equity	$3,408,609	$4,366,789	$1,604,340	$1,321,510	$(5,021,157)	$5,680,091

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$106,445	$33,766	$37,627	$—	$177,838
Other current assets	13,772	67,991	28,639	48,414	(1,974)	156,842
Property and equipment, net	69,309	1,808,450	460,789	1,167,065	—	3,505,613
Investments in subsidiaries	3,265,579	129,692	—	—	(3,395,271)	—
Intercompany receivable	—	1,474,412	—	—	(1,474,412)	—
Other, net	43,470	8,105	72,185	21,708	—	145,468
Intangible assets, net	—	465,259	545,401	60,000	—	1,070,660
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,392,130	$4,273,148	$1,613,296	$1,334,814	$(4,871,657)	$5,741,731

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,259	$3,800	$—	$33,559
Other current liabilities	57,156	186,539	70,678	103,833	2,098	420,304
Accumulated losses of subsidiaries in excess of investment	—	—	2,026	—	(2,026)	—
Intercompany payable	512,358	—	966,128	265	(1,478,751)	—
Long-term debt, net of current maturities	2,285,910	—	1,269,562	797,460	—	4,352,932
Other long-term liabilities	45,219	178,764	33,297	27,219	—	284,499

Common stock	1,082	31,124	(27)	—	(31,097)	1,082
Additional paid-in capital	902,496	2,736,895	248,083	480,833	(3,465,811)	902,496
Retained earnings (deficit)	(432,074)	1,139,826	(983,193)	(78,596)	(78,037)	(432,074)
Accumulated other comprehensive loss, net	(1,517)	—	(1,517)	—	1,517	(1,517)
Total Boyd Gaming Corporation stockholders' equity (deficit)	469,987	3,907,845	(736,654)	402,237	(3,573,428)	469,987
Noncontrolling interest	—	—	—	—	180,450	180,450
Total stockholders' equity (deficit)	469,987	3,907,845	(736,654)	402,237	(3,392,978)	650,437
Total liabilities and stockholders' equity	$3,392,130	$4,273,148	$1,613,296	$1,334,814	$(4,871,657)	$5,741,731

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$29,602	$411,801	$134,441	$167,264	$(34,759)	$708,349

Costs and expenses
Operating	450	220,425	74,088	88,442	—	383,405
Selling, general and administrative	11,652	57,315	14,309	41,403	—	124,679
Maintenance and utilities	—	22,750	3,538	16,976	—	43,264
Depreciation and amortization	1,627	31,624	19,068	13,860	—	66,179
Corporate expense	19,030	23	867	—	—	19,920
Preopening expenses	36	6	628	114	—	784
Impairments of assets	320	1,013	300	—	—	1,633
Asset transactions costs	—	(20)	177	(2)	—	155
Other operating charges and credits, net	150	—	66	(402)	—	(186)
Intercompany expenses	301	29,407	5,051	—	(34,759)	—
Total costs and expenses	33,566	362,543	118,092	160,391	(34,759)	639,833

Equity in earnings of subsidiaries	31,935	(10,855)	(81)	—	(20,999)	—
Operating income (loss)	27,971	38,403	16,268	6,873	(20,999)	68,516

Other expense (income)
Interest expense, net	32,920	1,770	22,647	17,690	—	75,027
Loss on early extinguishments of debt	—	—	154	—	—	154
Other, net	—	—	(288)	—	—	(288)
Total other expense, net	32,920	1,770	22,513	17,690	—	74,893

Income (loss) before income taxes	(4,949)	36,633	(6,245)	(10,817)	(20,999)	(6,377)
Income taxes benefit (expense)	(1,233)	(468)	(3,795)	648	—	(4,848)
Net income (loss)	(6,182)	36,165	(10,040)	(10,169)	(20,999)	(11,225)
Net loss attributable to noncontrolling interest	—	—	—	—	5,043	5,043
Net income (loss) attributable to controlling interest	$(6,182)	$36,165	$(10,040)	$(10,169)	$(15,956)	$(6,182)
Comprehensive income (loss)	$(5,643)	$36,704	$(9,501)	$(10,169)	$(22,077)	$(10,686)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$37,175	$429,836	$145,779	$167,577	$(44,783)	$735,584

Costs and expenses
Operating	462	231,768	78,211	88,148	—	398,589
Selling, general and administrative	11,814	61,025	16,414	34,775	—	124,028
Maintenance and utilities	—	21,457	3,435	14,317	—	39,209
Depreciation and amortization	1,714	30,424	22,292	15,608	—	70,038
Corporate expense	13,886	116	1,354	—	—	15,356
Preopening expense	1,030	1	3,202	4	(1,872)	2,365
Other operating charges and credits, net	2,849	1,259	137	334	—	4,579
Intercompany expenses	324	36,787	5,800	—	(42,911)	—
Total costs and expenses	32,079	382,837	130,845	153,186	(44,783)	654,164

Equity in earnings of subsidiaries	27,992	(12,297)	—	—	(15,695)	—
Operating income (loss)	33,088	34,702	14,934	14,391	(15,695)	81,420

Other expense (income)
Interest expense, net	43,774	2,841	25,260	23,151	—	95,026
Other, net	—	—	(518)	—	—	(518)
Total other expense, net	43,774	2,841	24,742	23,151	—	94,508

Income (loss) from continuing operations before income taxes	(10,686)	31,861	(9,808)	(8,760)	(15,695)	(13,088)
Income taxes benefit (expense)	3,402	3,203	(4,693)	512	—	2,424
Income (loss) from continuing operations, net of tax	(7,284)	35,064	(14,501)	(8,248)	(15,695)	(10,664)
Income (loss) from discontinued operations, net of tax	—	—	(963)	—	—	(963)
Net income (loss)	(7,284)	35,064	(15,464)	(8,248)	(15,695)	(11,627)
Net loss attributable to noncontrolling interest	—	—	—	—	4,343	4,343
Net income (loss) attributable to controlling interest	$(7,284)	$35,064	$(15,464)	$(8,248)	$(11,352)	$(7,284)
Comprehensive income (loss)	$(6,989)	$35,359	$(15,169)	$(8,248)	$(16,285)	$(11,332)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(20,187)	$68,688	$14,670	$(2,942)	$(3,060)	$57,169

Cash flows from investing activities
Capital expenditures	(4,683)	(6,298)	(5,516)	(1,809)	—	(18,306)
Net activity with affiliates	—	(65,848)	3,278	42	62,528	—
Other investing activities	660	—	1	451	—	1,112
Net cash from investing activities	(4,023)	(72,146)	(2,237)	(1,316)	62,528	(17,194)

Cash flows from financing activities
Borrowings under bank credit facility	188,500	—	75,000	116,200	—	379,700
Payments under bank credit facility	(224,275)	—	(90,525)	(119,400)	—	(434,200)
Debt financing costs, net	(71)	—	—	—	—	(71)
Payments on long-term debt	—	—	(2)	(950)	—	(952)
Net activity with affiliates	59,468	—	—	—	(59,468)	—
Stock options exercised	757	—	—	—	—	757
Restricted stock units released, net	(200)	—	—	—	—	(200)
Other financing activities	31	—	—	—	—	31
Net cash from financing activities	24,210	—	(15,527)	(4,150)	(59,468)	(54,935)

Net change in cash and cash equivalents	—	(3,458)	(3,094)	(8,408)	—	(14,960)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$—	$102,987	$30,672	$29,219	$—	$162,878

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(169,979)	$190,807	$60,538	$7,299	$239	$88,904

Cash flows from investing activities
Capital expenditures	(1,028)	(12,494)	(5,881)	(3,155)	—	(22,558)
Proceeds from Echelon sale	343,750	—	—	—	—	343,750
Cash paid for LVE option	(187,000)	—	—	—	—	(187,000)
Investments in and advances to unconsolidated subsidiaries, net	(3,716)	—	—	—	3,716	—
Net activity with affiliates	—	(172,369)	(36,727)	5	209,091	—
Distributions from subsidiary	9,500	—	—	—	(9,500)	—
Other investing activities	—	—	(79)	(24)	—	(103)
Net cash from investing activities	161,506	(184,863)	(42,687)	(3,174)	203,307	134,089

Cash flows from financing activities
Borrowings under bank credit facility	202,200	—	68,200	103,600	—	374,000
Payments under bank credit facility	(232,025)	—	(78,863)	(109,600)	—	(420,488)
Debt issuance cost, net	694	—	—	—	—	694
Payments under note payable	(10,341)	—	(473)	—	—	(10,814)
Advances from parent	—	—	—	3,716	(3,716)	—
Net activity with affiliates	209,330	—	—	—	(209,330)	—
Distributions to parent	—	—	(9,500)	—	9,500	—
Other financing activities	(50)	—	—	—	—	(50)
Net cash from financing activities	169,808	—	(20,636)	(2,284)	(203,546)	(56,658)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(786)	—	—	(786)
Cash flows from investing activities	—	—	(23)	—	—	(23)
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(809)	—	—	(809)

Net change in cash and cash equivalents	161,335	5,944	(3,594)	1,841	—	165,526
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	36	—	—	36
Cash and cash equivalents, end of period	$163,855	$124,658	$33,061	$36,533	$—	$358,107

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

The Company has adjusted certain prior year amounts in the above condensed consolidating financial information to (1) correct the December 31, 2013 condensed consolidating balance sheet and recast the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2013 to add Boyd Acquisition, LLC as a Guarantor and to release Echelon Resorts, LLC as a Guarantor as a result of Supplemental Indentures to the notes, (2) reflect the results of the Dania Jai-Alai property as discontinued operations, (3) correct prior year intercompany revenues and expenses and equity in earnings of subsidiaries presented in the statement of operations information, (4) correct prior year amounts in the statements of cash flows to reflect certain intercompany activities between the parent and the sub-groups as cash flows from investing and financing activities that had previously been reflected within cash flows from operating activities, and (5) properly record the impact of certain reclassification and tax entries within the correct sub-group. We believe the effect of the corrections are immaterial to the prior year financial statements. The application of these adjustments to the prior year consolidating information are summarized as follows:

(in thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2013
Total Assets
Parent	$3,392,130	$—	$3,392,130
Guarantor Subsidiaries	3,468,242	804,906	4,273,148
Non-Guarantor Subsidiaries (100% Owned)	1,592,946	20,350	1,613,296
Non-Guarantor Subsidiaries (Not 100% Owned)	1,334,814	—	1,334,814
Eliminations	(4,046,401)	(825,256)	(4,871,657)
Consolidated	$5,741,731	$—	$5,741,731

(in thousands)	As Previously Reported	Adjustment	As Reclassified
Three Month Ended March 31, 2013
Net income (loss)
Parent	$(7,284)	$—	$(7,284)
Guarantor Subsidiaries	35,076	(12)	35,064
Non-Guarantor Subsidiaries (100% Owned)	(7,786)	(7,678)	(15,464)
Non-Guarantor Subsidiaries (Not 100% Owned)	(8,248)	—	(8,248)
Eliminations	(23,385)	7,690	(15,695)
Consolidated	$(11,627)	$—	$(11,627)

(in thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Three Month Ended March 31, 2013
Cash flows from operating activities
Parent	$39,351	$(209,330)	$(169,979)
Guarantor Subsidiaries	18,438	172,369	190,807
Non-Guarantor Subsidiaries (100% Owned)	23,025	37,513	60,538
Non-Guarantor Subsidiaries (Not 100% Owned)	11,020	(3,721)	7,299
Eliminations	(3,716)	3,955	239
Consolidated	$88,118	$786	$88,904

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

NOTE 15.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for almost 40 years.

We are a diversified operator of 21 wholly owned gaming entertainment properties and one controlling interest in a limited liability company. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into the following five reportable segments:

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

Most of our gaming entertainment properties also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number and spending levels of customers at our properties, which affects our operating results.

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

Our Strategy
Our overriding strategy is to increase shareholder value by pursuing strategic initiatives that improve and grow our business.

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

RESULTS OF OPERATIONS
Overview

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net revenues	$708.3	$735.6
Operating income	68.5	81.4
Net loss attributable to Boyd Gaming Corporation	(6.2)	(7.3)

Net Revenues
Net revenues declined 3.7% for the three months ended March 31, 2014, compared to the prior year period primarily due to revenue declines in the Midwest and South and Peninsula segments. The continuing impact of a slowly recovering economy on consumer spending, compounded by the unusually severe winter weather experienced during the quarter, negatively impacted these segments.

Operating Income
The decline in operating income during the three months ended March 31, 2014, compared to the corresponding period of the prior year reflects the impact of the decline in revenues and increased corporate expense due to increased costs associated with corporate initiatives and higher share-based compensation expense.

Net loss attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming was $6.2 million for the three months ended March 31, 2014, compared with a net loss attributable to Boyd Gaming of $7.3 million for the corresponding period of the prior year. The reduction in the net loss attributable to Boyd Gaming is due to reduced interest expense, which mitigated the impact of the revenue declines experienced in the first quarter of 2014, and the inclusion in the prior year of $1.0 million in losses from discontinued operations.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 74% and 75% of gross revenues for the three months ended March 31, 2014 and 2013, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues during both the three months ended March 31, 2014 and 2013. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2014	2013
REVENUES
Gaming	$608.8	$632.6
Food and beverage	106.6	111.8
Room	64.4	63.9
Other	38.9	39.2
Gross revenues	818.7	847.5
Less promotional allowances	110.4	111.9
Net revenues	$708.3	$735.6

COSTS AND EXPENSES
Gaming	$285.2	$297.3
Food and beverage	57.3	60.1
Room	13.2	13.1
Other	27.8	28.2
Total costs and expenses	$383.5	$398.7

MARGINS
Gaming	53.2%	53.0%
Food and beverage	46.3%	46.3%
Room	79.5%	79.5%
Other	28.5%	28.1%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $23.8 million, or 3.8%, decrease in gaming revenues during the three months ended March 31, 2014 as compared to the corresponding period of the prior year, was due primarily to gaming revenues decreases experienced in the Midwest and South and Peninsula segments. Gaming expense decreased proportionally with revenues, reflecting our emphasis on cost containment, resulting in a slight improvement in gaming margin during the three months ended March 31, 2014 as compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues decreased $5.1 million, or 4.6%, during the three months ended March 31, 2014, as compared to the corresponding period of the prior year, primarily as a result of the impact of the unusually severe winter weather on the Midwest and South and Peninsula segments. The $2.8 million decrease in food and beverage costs reflects our adjustment to the lower demand, enabling us to maintain our margins in this area.

Room
Room revenues increased by $0.5 million, or 0.8%, during the three months ended March 31, 2014, due to a 0.5% increase in ADR, which was partially offset by a 0.8% decline in the hotel occupancy rate, compared to the corresponding period of the prior year. Room expenses increased slightly during the three months ended March 31, 2014, compared to the same period in the prior year.

Other
Other revenues decreased $0.4 million and other expenses decreased $0.4 million during the three months ended March 31, 2014, as compared to the corresponding period of the prior year. Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted EBITDA, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South, Peninsula and Borgata segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net revenues
Las Vegas Locals	$151.4	$152.8
Downtown Las Vegas	55.7	54.1
Midwest and South	211.6	229.1
Peninsula	122.3	133.9
Borgata	167.3	165.7
Net revenues	$708.3	$735.6

Adjusted EBITDA
Las Vegas Locals	$40.0	$39.2
Downtown Las Vegas	9.3	7.1
Midwest and South	44.1	49.7
Peninsula	44.8	50.7
Wholly owned Adjusted Property EBITDA	138.2	146.7
Corporate expense	(14.2)	(11.6)
Wholly owned Adjusted EBITDA	124.0	135.1
Borgata	20.5	28.4
Adjusted EBITDA	$144.5	$163.5

Las Vegas Locals
Net revenues decreased $1.4 million during the three months ended March 31, 2014, as compared to the corresponding period of the prior year, due primarily to a 3.8% decrease in slot drop and a 3.0% decrease in slot win. Table game win was essentially even with the prior year, as a 3.3% increase in table game drop was offset by a 0.47 percentage point decline in table game win percentage. Room revenues for the segment increased due to a 1.0% increase in the hotel occupancy rate and a 2.9% increase in the ADR.

Adjusted EBITDA increased by 2.0% for the three months ended March 31, 2014, over the comparable prior year period due to our cost control efforts.

Downtown Las Vegas
Net revenues increased $1.6 million during the three months ended March 31, 2014, as compared to the corresponding period of the prior year, due primarily to revenue improvements in non-gaming departments. Hotel occupancy rates increased 1.0%, while the ADR increased 3.6%. Food and beverage revenues improved due to a 1.3% increase in the average check, which was slightly offset by a 0.1% decrease in food covers. Gaming revenues decreased by less than 1.0% from the prior year level. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During the three months ended March 31, 2014, our Hawaiian market represented approximately 51% of our occupied rooms in this segment compared to 55% in the corresponding period of the prior year.

The revenue gains, coupled with our cost control efforts, resulted in the $2.2 million increase in Adjusted EBITDA reported for the segment for the three months ended March 31, 2014, as compared to the corresponding prior year period.

Midwest and South
Net revenues decreased $17.5 million, or 7.6%, during the three months ended March 31, 2014, as compared to the corresponding period of the prior year, due to unusually severe winter weather in the region. Gaming revenues decreased due to 7.4% and 10.5% decreases in table games drop and slot drop, respectively. The hotel occupancy rate decreased 1.0% in the segment while the ADR decreased 2.2%. Food covers decreased 4.7% and average guest check decreased 2.8%.

The segment reported a $5.6 million decrease in Adjusted EBITDA for the three months ended March 31, 2014, as compared to the corresponding prior year period, due to the revenue declines.

Peninsula
Net revenues in our Peninsula segment decreased $11.6 million, or 8.7%, for the three months ended March 31, 2014, as compared to the prior year period. Operations were impacted by the unusually severe winter weather during the first quarter of 2014 which reduced leisure travel. Adjusted EBITDA for the Peninsula segment decreased by $5.9 million, or 11.6%, due to the revenue decline.

Borgata
Borgata's net revenues increased by $1.6 million, or 1.0%, during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Revenues contributed by Borgata’s real-money online gaming website, launched in the fourth quarter of 2013, were partially offset by revenue declines experienced by the land-based operation. Borgata continues to be impacted by increased local and regional competition, compounded by the unusually severe winter weather in the first quarter of 2014. Land-based gaming revenues decreased $1.2 million, as table game drop decreased 4.4% but was offset by an increase in table game hold of 1.7 percentage points, compared to the same period in the prior year. Slot drop decreased 6.3% and slot win percentage decreased 0.2 percentage points compared to the same period in the prior year. Borgata retains the position as the premiere destination in the Atlantic City market. Borgata continues to be the leader in table games and slot market share and achieved 27.5% of the table game drop market share and 23.3% of the slot handle market share for the three months ended March 31, 2014. Borgata is also the leader in the New Jersey online gaming market with a 39.1% market share for the first quarter of 2014.

Adjusted EBITDA for Borgata declined $8.0 million during the three months ended March 31, 2014, as compared to the prior year period due to the impact of revenue declines in the land-based business, increased property tax accruals and higher utility costs.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Selling, general and administrative	$124.7	$124.0
Maintenance and utilities	43.3	39.2
Depreciation and amortization	66.2	70.0
Corporate expense	19.9	15.4
Preopening expense	0.8	2.4
Impairments of assets	1.6	—
Asset transactions costs	0.2	3.0
Other operating items, net	(0.2)	1.6

Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 15.2% and 14.6%, during the three months ended March 31, 2014 and 2013, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.3% and 4.6% during the three months ended March 31, 2014 and 2013, respectively. Maintenance and utilities expense increased compared to the same period in the prior year due to the increase in costs resulting from the unusually severe winter weather, especially at Borgata.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, was 8.1% and 8.3% during the three months ended March 31, 2014 and 2013, respectively. The decrease in depreciation compared to the same period in the prior year is primarily due to a decrease in the level of amortization of intangible assets for the Peninsula segment.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.4% and 1.8% of gross revenues during each of the three months ended March 31, 2014 and 2013, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets for the three months ended March 31, 2014, included non-cash impairment charges primarily related to the planned dispositions of non-operating assets.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions and other business development activities.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses.

Other Expenses
Interest Expense, net
The following table presents our interest expense, net:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Interest Expense, net
Boyd Gaming Corporation	$38.5	$50.0
Peninsula	18.8	21.9
Borgata	17.7	20.8
Variable Interest Entity	—	2.3
	$75.0	$95.0

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,477.3	$2,794.3
Peninsula	1,142.3	1,192.3
Borgata	801.3	804.1

Weighted Average Interest Rates
Boyd Gaming Corporation	5.6%	7.2%
Peninsula	5.5%	6.5%
Borgata	8.2%	10.3%

On a consolidated basis, interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2014 decreased $20.0 million, or 21.0%, as compared to the prior year period. For Boyd Gaming, interest expense, net, decreased $11.5 million, or 23.0%, due to the impact of refinancing activities undertaken during 2013. Boyd used the net cash proceeds from the sales of Echelon and Dania Jai-Alai and from our August 2013 equity offering to retire outstanding debt, as reflected in the 11.3% decline in its average long-term debt balance in the three months ended March 31, 2014 versus the comparable period of 2013. The refinancing of debt also reduced the weighted average interest rate. Interest expense, net, for Peninsula for the three months ended March 31, 2014 declined $3.1 million primarily due to debt refinancing activity. The decline in interest expense, net, at Borgata for the current year period versus the prior year is due to the impact of debt refinancing activities that reduced

Borgata’s weighted average interest rate. Our 2013 results also included the interest expense related to the non-recourse debt of a variable interest entity. We discontinued the recognition of this interest expense upon the March 2013 sale of Echelon and the resulting deconsolidation of the variable interest entity.

Income Taxes
The effective tax rates during the three months ended March 31, 2014 and 2013 were (76.0)% and 18.5%, respectively. In accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit was adversely impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax benefit for the quarter ended March 31, 2013 was favorably impacted, as a result of an effective settlement in connection with an IRS audit, by the reversal of interest accrued on unrecognized tax benefits.

Adjusted Earnings (Loss) and Adjusted EPS
We believe that Adjusted Earnings (Loss) and Adjusted Earnings Per Share ("EPS") are important supplemental measures of operating performance to investors, and management believes that Adjusted Earnings (Loss) and Adjusted EPS are widely used measures of performance in the gaming industry. We use Adjusted Earnings (Loss) and Adjusted EPS in this Quarterly Report on Form 10-Q because we believe they are useful to investors in allowing greater transparency related to significant measures used by management in its financial and operational decision-making. Management believes it is appropriate to adjust net income (loss) attributable to Boyd Gaming Corporation for certain items, which are eliminated from net income (loss) in order to enable investors to isolate the core operating results of the Company.

Adjusted Earnings (Loss) is net income (loss) before preopening expenses, adjustments to property tax accruals, net, change in value of derivative instruments, write-downs and other items, net, gain on early retirements of debt, other non-recurring items and our share of Borgata’s other items and other operating charges, net.

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share:

	Three Months Ended
(In millions, except per share data)	March 31,
(Unaudited)	2014	2013
Net loss attributable to Boyd Gaming Corporation	$(6.2)	$(7.3)
Less: (income) loss from discontinued operations, net of tax	—	1.0
Adjusted net income (loss) attributable to Boyd Gaming Corporation	(6.2)	(6.3)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.8	4.3
Loss on early extinguishments of debt	0.2	—
Impairments of assets	1.6	—
Asset transactions costs	0.2	2.7
Other operating charges and credits, net	0.2	1.6
Other (income) loss	(0.4)	(0.8)

Pretax adjustments related to Borgata:
Preopening expenses	—	—
Valuation adjustments related to consolidation, net	(0.6)	(0.3)
Asset transactions costs	—	0.2
Other operating charges and credits, net	(0.4)	—
Total adjustments	1.6	7.7

Income tax effect for above adjustments	—	—
Impact on noncontrolling interest, net	0.5	—
Adjusted earnings (loss)	$(4.1)	$1.4

Basis Net income (loss) per common share	$(0.06)	$(0.08)
Less: (income) loss from discontinued operations, net of tax	—	0.01
Adjusted net income (loss) per share attributable to Boyd Gaming Corporation	(0.06)	(0.07)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.01	0.05
Impairments of assets	0.01	—
Asset transactions costs	—	0.03
Other operating charges and credits, net	—	0.02
Other (income) loss	—	(0.01)

Pretax adjustments related to Borgata:
Valuation adjustments related to consolidation, net	(0.01)	—
Total adjustments	0.01	0.09

Income tax effect for above adjustments	—	—
Impact on noncontrolling interest	0.01	—
Adjusted earnings (loss) per share	$(0.04)	$0.02

Weighted average shares outstanding	109,753	88,354

During the three months ended March 31, 2014 and 2013, the following items were included in the calculation of Adjusted Earnings and Adjusted Earnings per Share (as stated in the above table):

Adjustments Related to Boyd Gaming Corporation
Preopening Expense, Excluding Impact of Consolidation of LVE
Preopening expenses are comprised of costs primarily related to opening new business operations and expenditures for the exploration of new business development initiatives.

Loss on Early Extinguishments of Debt
The write-off of deferred finance charges was due to the early retirement of a portion of the Peninsula Credit Facility.

Impairments of Assets
The impairment was primarily due to the write-down of non-operating assets.

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

Other Expense (Income), net
Other expense (income), net, primarily consists of the change in fair value of the contingent consideration obligation associated with the Kansas Star merger earnout, and income (loss) associated with an equity affiliate held by Kansas Star Casino.

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

Other Operating Charges and Credits, net
Other is comprised primarily of insurance proceeds received by Borgata related to the subrogation of insurance claims related to a 2007 fire during the construction of The Water Club.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming, Peninsula and Borgata, including the levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the three subdivisions of our Company as a “Business” and collectively as the “Businesses”. Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses were as follows:

	March 31,	December 31,
(In millions)	2014	2013
Cash balance:
Boyd Gaming	$106.0	$109.1
Peninsula	27.9	31.2
Borgata	29.0	37.5

Working capital (deficit):
Boyd Gaming	$(79.4)	$(80.9)
Peninsula	(14.7)	(17.1)
Borgata	(24.3)	(21.6)

We, Peninsula and Borgata separately manage our working capital positions, including our levels of cash and indebtedness. Each of our respective bank credit facilities generally provide all necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash positions and adjust the balances under our respective bank credit facilities as necessary, by either borrowing against them or paying them down with excess cash. We also plan the timing and the amounts of our capital expenditures. We each believe that our borrowing capacity under our respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet each of our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our respective debt or development projects is derived primarily from cash flows from operations and availability under our respective bank credit facilities, to the extent availability exists after we meet our respective working capital needs, and subject to restrictive covenants.

We, Peninsula or Borgata could also seek to secure additional working capital, repay our respective current debt maturities, or fund our development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under each of our bank credit facilities, or we are not otherwise able to draw funds on our respective bank credit facilities, additional financing may not be available to us, Peninsula or Borgata, and if available, may not be on terms favorable to us, Peninsula or Borgata, as applicable.

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net cash provided by operating activities	$57.2	$88.9

Cash flows from investing activities:
Capital expenditures	(18.3)	(22.6)
Proceeds from sale of Echelon, net	—	343.8
Cash paid for exercise of LVE option	—	(187.0)
Other investing activities	1.1	(0.1)
Net cash provided by (used in) investing activities	(17.2)	134.1
Cash flows from financing activities:
Net payments under Boyd bank credit facility	(35.8)	(29.8)
Net payments under Peninsula bank credit facility	(15.5)	(10.7)
Net payments under Borgata bank credit facility	(3.2)	(6.0)
Other financing activities	(0.4)	(10.2)
Net cash used in financing activities	(54.9)	(56.7)
Net cash provided by (used in) discontinued operation	—	(0.8)
(Decrease) Increase in cash and cash equivalents	$(14.9)	$165.5

Cash Flows from Operating Activities
During the three months ended March 31, 2014 and 2013, we generated net operating cash flow of $57.2 million and $88.9 million, respectively. Generally, operating cash flows decreased during first quarter 2014 as compared to the prior year period due to the flow through effect of lower revenues and timing of working capital spending.
Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2014, we incurred net cash outflows for investing activities of $17.2 million due to our capital expenditures during the period of $18.3 million.

During the first quarter of 2013, we generated net cash inflows from investing activities of $134.1 million primarily due to the disposition of Echelon. After consideration of the payment to exercise the option to acquire the central energy center assets from LVE, the sale of Echelon generated approximately $157.0 million in cash. Our capital expenditures for the three months ended March 31, 2013 totaled $22.6 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.
The net cash outflows for financing activities in both the three months ended March 31, 2014 and 2013 reflect primarily the use of cash to retire outstanding debt.

Cash Flows from Discontinued Operations
As a result of the May 2013 sale, we have presented the results of the Dania Jai-Alai business as discontinued operations for all periods presented. The net cash outflow of $0.8 million in the first quarter of 2013 reflects the net cash used in operations during that period.

Indebtedness
The balances of long-term debt for each of the Businesses and the changes in those balances are as follows:

(In millions)	March 31, 2014	December 31, 2013	Increase/Decrease
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,432.0	$1,467.8	$(35.8)
9.125% senior notes due 2018	500.0	500.0	—
9.00% senior notes due 2020	350.0	350.0	—
HoldCo Note	143.0	143.0	—
	2,425.0	2,460.8	(35.8)

Peninsula Segment Debt:
Bank credit facility	786.6	802.2	(15.6)
8.375% senior notes due 2018	350.0	350.0	—
Other	—	—	—
	1,136.6	1,152.2	(15.6)
Total Boyd Debt	3,561.6	3,613.0	(51.4)

Borgata Debt:
Bank credit facility	36.7	39.9	(3.2)
Incremental term loan	379.1	380.0	(0.9)
9.875% senior secured notes due 2018	393.5	393.5	—
	809.3	813.4	(4.1)
Less current maturities	31.5	33.6	(2.1)
Long-term debt, net	$4,339.4	$4,392.8	$(53.4)
The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Debt
Bank Credit Facility
On August 14, 2013, we entered into the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility"), among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.

The Boyd Gaming Credit Facility provides for (i) a $600.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), (ii) a $250.0 million senior secured term A loan (the "Term A Loan"), and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events) and the Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events).

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

The “base rate” under the Boyd Gaming Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under for the Boyd Gaming Credit Facility was 3.7% and 3.1% for the three months ended March 31, 2014 and December 31, 2013, respectively.

The Boyd Gaming Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Boyd Gaming Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.

The Company's obligations under the Boyd Gaming Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Boyd Gaming Credit Facility.

Amounts Outstanding
The net amounts outstanding under the Boyd Gaming Credit Facility were:

(In millions)	March 31, 2014	December 31, 2013
Revolving Credit Facility	$280.0	$295.0
Term A Loan	243.8	246.9
Term B Loan	895.5	897.8
Swing Loan	8.6	23.8
Total outstanding borrowings under the Boyd Gaming Credit Facility	$1,427.9	$1,463.5

After consideration of $7.8 million allocated to support various letters of credit, approximately $299.5 million of availability remained under the Boyd Gaming Credit Facility at March 31, 2014.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 9.00% to 9.125%) and principal repayments of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Segment Debt
Bank Credit Facility
The senior secured credit facility (the “Peninsula Credit Facility”) provides for a $875.0 million senior secured credit facility (the “Credit Facility”), which consists of (a) a term loan facility of $825.0 million (the “Term Loan”) and (b) a revolving credit facility of $50.0 million (the “Revolver”). The Revolver consists of up to $15.0 million in swing line loans ("Swing Loan") and a revolving credit facility ("Revolving Loan") of $50.0 million less Swing Loans outstanding and any amounts allocated to letters of credit.

The interest rate on the outstanding balance from time to time of the Term Loan is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 3.25%, or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the Revolver is based upon, at Peninsula’s option, either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.00%. In addition, Peninsula will incur a commitment fee on the unused portion of the Credit Facility at a per annum rate of 0.50%. The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.2% at both March 31, 2014 and December 31, 2013.

At March 31, 2014, approximately $786.6 million was outstanding under the Peninsula Credit Facility and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $34.8 million. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017 (or earlier upon occurrence or non-occurrence of certain events).

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

The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula Gaming's net assets were restricted from distribution subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition.

Borgata Debt
Borgata Bank Credit Facility
On July 24, 2013, the Marina District Finance Company Inc. ("MDFC") entered into an Amended and Restated Credit Agreement (the “Borgata Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender.

The Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata Credit Facility will have priority in payment to the payment of the 2015 Borgata Notes and the 2018 Borgata Notes. Neither we nor our subsidiaries (other than MDDC) are a guarantor of the Borgata Credit Facility. The obligations under the Borgata Credit Facility mature in February 2018 (or earlier upon the occurrence or non-occurrence of certain events.

Outstanding borrowings under the Borgata Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under the Borgata Credit Facility was 3.9% for both three months ended at March 31, 2014 and December 31, 2013. At March 31, 2014, approximately $36.7 million was outstanding under the Borgata Credit Facility and $3.2 million was allocated to support a letter of credit, leaving contractual availability of $20.1 million.

The Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

Covenant Compliance
As of March 31, 2014, we believe that Boyd Gaming, Peninsula and MDFC were in compliance with the financial and other covenants of their respective debt instruments.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2014 and 2013, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
We anticipate funding our capital requirements using cash flows from operations and availability under our Revolving Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments
There have been no material changes to our commitments described under Note 19, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Contingencies
Borgata Property Taxes
Borgata has filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial date for tax years 2011 through 2013 was extended and is scheduled to be held in September 2014. We filed an appeal complaint in connection with our 2014 valuation in February 2014 and continue to pay our property tax obligations in accordance with the assessor’s valuation. A trial date for the 2014 appeal has not been scheduled. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2014 appeals. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through March 31, 2014 could result in adjustment to our estimated property tax liability at Borgata.
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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under the Boyd Gaming Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Critical Accounting Policies
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2013, as originally filed with the SEC on March 14, 2014.

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

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of Update 2013-11 did not have a material effect on our consolidated financial statements.
Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•the factors that contribute to our ongoing success and our ability to be successful in the future;

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

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue acquisition opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under the Boyd Gaming Credit Facility;

•	our assumptions and expectations regarding our critical accounting estimates;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	our expectations for capital improvement projects;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our Boyd Gaming Credit Facility, the Borgata Credit Facility and the Peninsula Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our ability to fund any expansion projects using cash flows from operations and availability under the Boyd Gaming Credit Facility;

•	our market risk exposure and efforts to minimize risk;

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

•	development opportunities in existing or new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the resolution of our pending litigation;

•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotel and casinos;

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

•
our belief that recently issued accounting pronouncements discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014, will not have a material impact on our financial statements;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain Boyd Gaming Credit Facility covenants;

•	expectations, plans, beliefs, hopes or intentions regarding the future; and

•	assumptions underlying any of the foregoing statements.
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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under the Boyd Gaming Credit Facility, the Peninsula Credit Facility or the Borgata's Credit Facility

and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•
The risk that we, Peninsula or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we, Peninsula or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in the Boyd Gaming Credit Facility, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in its Borgata Credit Facility.

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on the Boyd Gaming Credit Facility, the Peninsula Credit Facility and the Borgata Credit Facility.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2014, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

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

Item 1A. Risk Factors
We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.
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

Following legalization in New Jersey in February 2013, Borgata launched its real-money online gaming site with bwin.party Digital Entertainment PLC (“bwin”) in November 2013. While this site has captured a 40.3% market share, we expect that we will face increased competition, both to our online site and to our other properties, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

There are also currently initiatives to expand gaming in Davenport, Iowa, along with the possible future expansion of gaming in Wisconsin that, if consummated, could impact the operating results of the Diamond Jo Dubuque. The Kansas Star could, in the future, face competition from the Wichita Greyhound Park, located approximately 30 miles away in Park City, Kansas. While gaming is not currently permitted in Sedgwick County, Kansas (the site of the Wichita Greyhound Park), the Kansas Expanded Lottery Act permits the installation of slot machines at race tracks under certain conditions. If the Kansas legislature authorized a new gaming referendum in Sedgwick County and such referendum was approved, and certain other regulatory conditions were satisfied, the Wichita Greyhound Park could be permitted to install slot machines.

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

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Boyd Gaming Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Boyd Gaming Credit Facility. If we were otherwise required to renegotiate or replace the Boyd Gaming Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
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
The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject has been filed as Exhibit 99.3 to our Registration Statement on Form S-4, which was filed on April 19, 2013. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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
In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected area. For example, during January and February 2011 and again during the first quarter of 2014 much of the country was impacted by unusually severe winter weather, particularly in the Midwest. These storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such times. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

Failure to maintain the integrity of our information technology systems, protect our internal customer information, or comply with applicable privacy regulations could adversely affect us.
Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection of this information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of March 31, 2014, we had net operating losses (“NOLs”) for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

Note 10, Long-Term Debt, included in the notes to our audited consolidated financial statements provided in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, contains further disclosure regarding our, Peninsula’s and Borgata’s current outstanding debt.

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
The terms of the Peninsula indebtedness limits the payment of dividends (other than tax distributions), distributions and management fees from Peninsula to Boyd Acquisition II, LLC ("HoldCo"). The promissory note that HoldCo entered into upon the closing of the Peninsula Acquisition (the “HoldCo Note”), which we entered into upon the closing of the Peninsula Acquisition, imposes limitations on HoldCo and on Peninsula and Peninsula's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula or upon a change of control.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Boyd Gaming Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including amounts borrowed under the Boyd Gaming Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.
We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Borrowings under the Boyd Gaming Credit Facility, the Peninsula Credit Facility and the Borgata Credit Facility would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the Boyd Gaming Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the Boyd Gaming Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
Recently, there were significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets are still fragile and remain volatile. We anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Boyd Gaming Credit Facility (to the extent that availability exists after we meet our working capital needs).
If availability under the Boyd Gaming Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 29% of the Company's outstanding shares of common stock as of March 31, 2014. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2014.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer