Form 10-Q
period 2014-06-30
BOYD GAMING CORP
filed 2014-08-08
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-12882
___________________________________________________

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common stock, $0.01 par value	108,386,736

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I. Financial Information
Item 1.    Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,	December 31,
(Unaudited)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$162,512	$177,838
Restricted cash	28,513	20,686
Accounts receivable, net	64,619	65,569
Inventories	19,723	19,719
Prepaid expenses and other current assets	54,679	42,460
Income taxes receivable	1,189	1,143
Deferred income taxes and current tax assets	5,417	7,265
Total current assets	336,652	334,680
Property and equipment, net	3,444,449	3,505,613
Debt financing costs, net	74,494	84,209
Other assets, net	64,022	61,259
Intangible assets, net	1,051,484	1,070,660
Goodwill, net	685,310	685,310
Total assets	$5,656,411	$5,741,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31,496	$33,559
Accounts payable	68,789	75,478
Accrued liabilities	341,835	341,947
Deferred income taxes and other current tax liabilities	5,777	2,879
Total current liabilities	447,897	453,863
Long-term debt, net of current maturities	4,261,837	4,352,932
Deferred income taxes	164,452	155,218
Other long-term tax liabilities	38,083	42,188
Other liabilities	88,344	87,093
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 108,383,736 and 108,155,002 shares outstanding	1,084	1,082
Additional paid-in capital	913,102	902,496
Accumulated deficit	(437,587)	(432,074)
Accumulated other comprehensive loss	(907)	(1,517)
Total Boyd Gaming Corporation stockholders' equity	475,692	469,987
Noncontrolling interest	180,106	180,450
Total stockholders' equity	655,798	650,437
'Total liabilities and stockholders' equity	$5,656,411	$5,741,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
REVENUES
Operating revenues
Gaming	$618,914	$627,926	$1,227,671	$1,260,485
Food and beverage	110,353	112,804	216,996	224,578
Room	70,362	67,154	134,742	131,009
Other	41,173	41,898	80,133	81,209
Gross revenues	840,802	849,782	1,659,542	1,697,281
Less promotional allowances	118,268	111,034	228,659	222,949
Net revenues	722,534	738,748	1,430,883	1,474,332
COST AND EXPENSES
Operating costs and expenses
Gaming	288,214	287,801	573,388	585,063
Food and beverage	61,196	64,242	118,465	124,295
Room	14,481	15,955	27,651	29,055
Other	30,362	31,199	58,154	59,373
Selling, general and administrative	111,379	127,000	236,058	251,028
Maintenance and utilities	43,023	41,042	86,287	80,251
Depreciation and amortization	65,898	70,318	132,077	140,356
Corporate expense	17,621	15,148	37,541	30,504
Preopening expense	1,790	789	2,574	3,154
Impairments of assets	293	5,032	1,926	5,032
Asset transactions costs	1,859	614	2,014	3,627
Other operating items, net	(561)	229	(747)	1,795
Total operating costs and expenses	635,555	659,369	1,275,388	1,313,533
Operating income	86,979	79,379	155,495	160,799
Other expense (income)
Interest income	(470)	(570)	(946)	(1,226)
Interest expense, net	75,296	88,126	150,799	183,808
Loss on early extinguishments of debt	904	2,372	1,058	2,372
Other, net	670	47	382	(471)
Total other expense, net	76,400	89,975	151,293	184,483
Income (loss) from continuing operations before income taxes	10,579	(10,596)	4,202	(23,684)
Income taxes benefit (expense)	(5,241)	4,102	(10,089)	6,526
Income (loss) from continuing operations, net of tax	5,338	(6,494)	(5,887)	(17,158)
Income from discontinued operations, net of tax	—	11,753	—	10,790
Net income (loss)	5,338	5,259	(5,887)	(6,368)
Net (income) loss attributable to noncontrolling interest	(4,669)	6,368	374	10,711
Net income (loss) attributable to Boyd Gaming Corporation	$669	$11,627	$(5,513)	$4,343

Basic net income (loss) per common share:
Continuing operations	$0.01	$—	$(0.05)	$(0.07)
Discontinued operations	—	0.13	—	0.12
Basic net income (loss) per common share	$0.01	$0.13	$(0.05)	$0.05
Weighted average basic shares outstanding	109,884	89,230	109,819	88,606

Diluted net income (loss) per common share:
Continuing operations	$0.01	$—	$(0.05)	$(0.07)
Discontinued operations	—	0.13	—	0.12
Diluted net income (loss) per common share	$0.01	$0.13	$(0.05)	$0.05
Weighted average diluted shares outstanding	110,813	90,265	109,819	89,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
Net income (loss)	$5,338	$5,259	$(5,887)	$(6,368)
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities, net of tax	(298)	(179)	610	116
Comprehensive income (loss)	5,040	5,080	(5,277)	(6,252)
Less: net income (loss) attributable to noncontrolling interest	4,669	(6,368)	(374)	(10,711)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$371	$11,448	$(4,903)	$4,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net loss	—	—	—	(5,513)	—	(374)	(5,887)
Comprehensive income attributable to Boyd	—	—	—	—	610	—	610
Stock options exercised	121,329	2	902	—	—	—	904
Release of restricted stock units, net of tax	107,405	—	(201)	—	—	—	(201)
Share-based compensation costs	—	—	9,905	—	—	—	9,905
Noncontrolling interests contribution	—	—	—	—	—	30	30
Balances, June 30, 2014	108,383,736	$1,084	$913,102	$(437,587)	$(907)	$180,106	$655,798

Balances, January 1, 2013	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127
Net income (loss)	—	—	—	4,343	—	(10,711)	(6,368)
Unrealized gain on investment available for sale	—	—	—	—	116	—	116
Stock options exercised	1,765,037	18	13,127	—	—	—	13,145
Restricted stock units released/settled	130,597	1	(351)	—	—	—	(350)
Share-based compensation costs	—	—	6,984	—	—	—	6,984
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, June 30, 2013	88,767,611	$888	$675,454	$(347,467)	$(846)	$198,029	$526,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2014	2013
Cash Flows from Operating Activities
Net loss	$(5,887)	$(6,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (Gain) on discontinued operations, net of tax	—	(10,790)
Depreciation and amortization	132,077	140,356
Amortization of debt financing costs	9,662	11,425
Amortization of discounts on debt	3,528	9,156
Loss on early extinguishments of debt	1,058	2,372
Share-based compensation expense	9,905	6,984
Deferred income taxes	10,439	4,732
Noncash impairments of assets	1,926	5,089
Other operating activities	2,230	1,535
Changes in operating assets and liabilities:
Restricted cash	(7,827)	(675)
Accounts receivable, net	(131)	23
Inventories	(5)	(1,030)
Prepaid expenses and other current assets	(12,195)	249
Current other tax asset	3,541	(17)
Income taxes receivable	(46)	577
Other assets, net	(2,786)	3,818
Accounts payable and accrued liabilities	(4,493)	14,970
Other long-term tax liabilities	(4,105)	(19,939)
Other liabilities	1,438	3,303
Net cash provided by operating activities	138,329	165,770
Cash Flows from Investing Activities
Capital expenditures	(53,509)	(58,456)
Proceeds from sale of Echelon, net	—	343,750
Cash paid for exercise of LVE option	—	(187,000)
Other investing activities	1,124	214
Net cash provided by (used in) investing activities	(52,385)	98,508
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	365,700	490,400
Payments under Boyd Gaming bank credit facility	(424,925)	(557,250)
Borrowings under Peninsula bank credit facility	155,900	161,100
Payments under Peninsula bank credit facility	(189,887)	(182,725)
Borrowings under Borgata bank credit facility	248,700	200,000
Payments under Borgata bank credit facility	(255,500)	(215,600)
Debt financing costs	(88)	(11,333)
Payments on long-term debt	(4)	(10,816)
Payments on retirements of long-term debt	(1,900)	(215,668)
Stock options exercised	904	13,145
Restricted stock units released, net	(201)	(350)
Other financing activities	31	(4)
Net cash used in financing activities	(101,270)	(329,101)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(2,144)
Cash flows from investing activities	—	56,751
Cash flows from financing activities	—	—
Net cash used in discontinued operations	—	54,607
Change in cash and cash equivalents	(15,326)	(10,216)
Cash and cash equivalents, beginning of period	177,838	192,545
Change in cash classified as discontinued operations	—	283
Cash and cash equivalents, end of period	$162,512	$182,612
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$136,245	$164,551
Cash paid (received) for income taxes, net of refunds	232	(2,136)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$14,023	$12,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".
We are a diversified operator of 21 wholly owned gaming entertainment properties and one property, Borgata Hotel Casino & Spa ("Borgata"), in which we have a controlling interest in the limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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
The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Rooms	$36,981	$35,321	$72,405	$70,441
Food and beverage	49,343	49,875	99,215	100,653
Other	31,944	25,838	57,039	51,855
Total promotional allowances	$118,268	$111,034	$228,659	$222,949

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Rooms	$14,451	$14,432	$28,585	$29,143
Food and beverage	43,487	44,123	87,048	89,182
Other	5,673	5,404	10,687	10,559
Total cost of promotional allowances	$63,611	$63,959	$126,320	$128,884

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $97.3 million and $101.8 million for the three months ended June 30, 2014 and 2013, respectively, and $192.6 million and $204.1 million for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies.

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

Other Long Term Tax Liabilities
The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%.

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties are included in other long-term tax liabilities on the balance sheet.

Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net loss for the six months ended June 30, 2014, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of all potential common share equivalents were 935,474 for the six months ended June 30, 2014.

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

Accounting Standards Update 2014-12 Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("Update 2014-12")
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12. Update 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("Update 2014-09")
In May 2014, the FASB issued ASU 2014-09. Update 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The impact of the adoption of Update 2014-09 to the Company's consolidated financial position or results of operations is currently under evaluation.

Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08")
In April 2014, the FASB issued ASU 2014-08. Update 2014-08 raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit ("UTB") When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("Update 2013-11")
In July 2013, the FASB issued ASU 2013-11. The objective of Update 2013-11 is to provide guidance on the financial statement presentation of an Unrecognized Tax Benefit ("UTB") when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is required to present an UTB in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of Update 2013-11 did not have a material effect on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 3.    DISPOSITION
Discontinued Operations - Disposition of Dania Jai-Alai
On May 22, 2013, we consummated the sale of certain assets and liabilities of the Dania pari-mutuel facility ("Dania Jai-Alia"), located in Broward County, Florida, for a sales price of $65.5 million. The sale was pursuant to an asset agreement (the "New Dania Agreement") that we entered into with Dania Entertainment Center, LLC ("Dania Entertainment"). As part of the New Dania Agreement, the $5 million non-refundable deposit and $2 million fees paid to us in 2011 by Dania Entertainment were applied to the sales price, and we received $58.5 million in cash and recorded a pre-tax gain of $18.9 million in second quarter 2013. We have presented the results of Dania Jai-Alai Business as discontinued operations for all periods presented in these condensed consolidated financial statements. There were no assets and liabilities of the discontinued operation as of June 30, 2014 and December 31, 2013.

NOTE 4.    CONSOLIDATION OF CERTAIN INTERESTS
Controlling Interest
Borgata Hotel Casino and Spa
The Company and MGM Resorts International ("MGM") each originally held a 50% interest in Marina District Development Holding Co., LLC ("Holding Company"). Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. We are the managing member of Holding Company, and we are responsible for the day-to-day operations of Borgata, including the improvement of the facility and business.

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's interest in the Holding Company ("MGM Interest") to a divestiture trust (the "Divestiture Trust") established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the "NJDGE").

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

Upon the transfer of MGM's ownership interest into the Divestiture Trust on March 24, 2010, we determined that we had control, as defined in the relevant accounting literature, of Holding Company and commenced consolidating the business as of that date. Should MGM's application be approved, it is expected that the Divestiture Trust will be dissolved and MGM will reacquire its ownership interest in Holding Company and its substantive participation rights in management of Holding Company. If MGM's application is not approved, it is expected that the Divestiture Trust would resume the process of selling the MGM Interest. Upon the occurrence of MGM reacquiring its ownership interest or the Divestiture Trust selling the MGM Interest to another party, we would re-evaluate our accounting for Holding Company and potentially deconsolidate Holding Company as of the date of the event. If we determine that we should deconsolidate, we will determine the fair value of our investment in Holding Company as of the date of deconsolidation, eliminate the assets, liabilities and non-controlling interests recorded for Holding Company, record an investment equal to the fair value of our investment and recognize a gain or loss due to the deconsolidation.  We would account for the investment on the equity method for periods subsequent to the date of deconsolidation.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

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

NOTE 5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Land	$333,564	$336,079
Buildings and improvements	3,859,100	3,852,039
Furniture and equipment	1,373,411	1,332,090
Riverboats and barges	189,557	189,175
Construction in progress	71,110	72,141
Other	21,054	21,750
Total property and equipment	5,847,796	5,803,274
Less accumulated depreciation	2,403,347	2,297,661
Property and equipment, net	$3,444,449	$3,505,613

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the three months ended June 30, 2014 and 2013 was $57.3 million and $58.5 million, respectively.
Depreciation expense for the six months ended June 30, 2014 and 2013 was $115.0 million and $116.7 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	3.0 years	$154,000	$(85,388)	$—	$68,612
Favorable lease rates	33.8 years	45,370	(10,433)	—	34,937
Development agreement	—	21,373	—	—	21,373
		220,743	(95,821)	—	124,922

Indefinite lived intangible assets:
Trademarks and other	Indefinite	194,487	—	(8,200)	186,287
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,149,622	(33,960)	(189,100)	926,562
Balance, June 30, 2014		$1,370,365	$(129,781)	$(189,100)	$1,051,484

	December 31, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	3.6 years	$154,000	$(68,733)	$—	$85,267
Non-competition agreement	—	3,200	(3,200)	—	—
Favorable lease rates	34.4 years	45,370	(9,912)	—	35,458
Development agreement	—	21,373	—	—	21,373
		223,943	(81,845)	—	142,098

Indefinite lived intangible assets:
Trademarks and other	Indefinite	196,487	—	(8,200)	188,287
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,151,622	(33,960)	(189,100)	928,562
Balance, December 31, 2013		$1,375,565	$(115,805)	$(189,100)	$1,070,660

NOTE 7.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Payroll and related expenses	$84,374	$90,602
Interest	48,005	47,497
Gaming liabilities	56,752	58,145
Player loyalty program liabilities	24,489	25,159
Accrued liabilities	128,215	120,544
Total accrued liabilities	$341,835	$341,947

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 8.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		June 30, 2014
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	June 30, 2014	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	3.67%	$1,408,500	$(3,910)	$—	$1,404,590
9.125% senior notes due 2018	9.13%	500,000	—	(5,464)	494,536
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	6.00%	147,320	(14,979)	—	132,341
		2,405,820	(18,889)	(5,464)	2,381,467

Peninsula Segment Debt:
Bank credit facility	4.25%	768,163	—	—	768,163
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	8	—	—	8
		1,118,171	—	—	1,118,171
Total Boyd Debt		3,523,991	(18,889)	(5,464)	3,499,638

Borgata Debt:
Bank credit facility	4.12%	33,100	—	—	33,100
Incremental term loan	6.75%	378,100	(3,359)	—	374,741
9.875% senior secured notes due 2018	9.88%	393,500	(1,654)	(5,992)	385,854
Total Borgata Debt		804,700	(5,013)	(5,992)	793,695
Less current maturities		31,496	—	—	31,496
Long-term debt, net		$4,297,195	$(23,902)	$(11,456)	$4,261,837

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

		December 31, 2013
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2013	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	3.66%	$1,467,725	$(4,233)	$—	$1,463,492
9.125% senior notes due 2018	9.13%	500,000	—	(6,082)	493,918
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note and other	6.00%	143,030	(17,371)	—	125,659
		2,460,755	(21,604)	(6,082)	2,433,069

Peninsula Segment Debt:
Bank credit facility	4.20%	802,150	—	—	802,150
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	12	—	—	12
		1,152,162	—	—	1,152,162
Total Boyd Debt		3,612,917	(21,604)	(6,082)	3,585,231

Borgata Debt:
Bank credit facility	3.86%	39,900	—	—	39,900
Incremental term loan	6.75%	380,000	(3,766)	—	376,234
9.875% senior secured notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
Total Borgata Debt		813,400	(5,577)	(6,563)	801,260
Less current maturities		33,559	—	—	33,559
Long-term debt, net		$4,392,758	$(27,181)	$(12,645)	$4,352,932

Boyd Gaming Debt
Boyd Bank Credit Facility
The net amounts outstanding under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") were:

(In thousands)	June 30, 2014	December 31, 2013
Revolving Credit Facility	$296,090	$295,000
Term A Loan	237,500	246,875
Term B Loan	871,000	897,750
Swing Loan	—	23,867
Total outstanding borrowings under the Boyd Gaming Credit Facility	$1,404,590	$1,463,492

At June 30, 2014, approximately $1.4 billion was outstanding under the Boyd Gaming Credit Facility and $7.7 million was allocated to support various letters of credit, leaving remaining contractual availability of $292.3 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

HoldCo Note
In accordance with its terms, $4.3 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note during the second quarter of 2014.

Peninsula Segment Debt
Bank Credit Facility
At June 30, 2014, approximately $768.2 million was outstanding under the Peninsula $875.0 million senior secured credit facility (the "Peninsula Credit Facility") and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $27.2 million.

Borgata Debt
Borgata Bank Credit Facility
At June 30, 2014, approximately $33.1 million was outstanding under the Marina District Finance Company Inc. ("MDFC") Amended and Restated Credit Agreement (the "Borgata Credit Facility") and $3.2 million was allocated to support a letter of credit, leaving remaining contractual availability of $23.7 million.

Covenant Compliance
As of June 30, 2014, we believe that Boyd Gaming, Peninsula and Borgata were in compliance with the financial and other covenants of their respective debt instruments.

NOTE 9.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 13, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Contingencies
Borgata Property Taxes
Borgata filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata's real property at approximately $2.3 billion. The Tax Court found in favor of Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City ("City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. Borgata has paid its property tax obligations consistent with the assessor's valuation and based on the Tax Court's decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, Borgata entered into a settlement agreement with the City of Atlantic City. The agreement resolved the tax appeal complaints filed by Borgata in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, Borgata is entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for tax year 2014. Additionally, the City of Atlantic City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, Borgata believes that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, Borgata has agreed to relinquish its right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to Borgata through a bond issuance; however, such bond issuance is subject to additional state and local agency approvals and general market conditions at the time of the proposed issuance. In the event that the City does not issue bonds, or otherwise fails to pay the refund, Borgata retains its right to compel a trial on the filed appeals., We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Gaming	$67	$58	$182	$117
Food and beverage	13	11	35	22
Room	7	6	17	11
Selling, general and administrative	342	298	926	596
Corporate expense	2,995	2,520	8,745	6,238
Total share-based compensation expense	$3,424	$2,893	$9,905	$6,984

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

Changes in the noncontrolling interest are as follows:

	Six Months Ended June 30, 2014
(In thousands)	Holding Company	Other	Total
Balance, January 1, 2014	$180,430	$20	$180,450
Attributable net loss	(374)	—	(374)
Capital contributions	—	30	30
Balance, June 30, 2014	$180,056	$50	$180,106

	Six Months Ended June 30, 2013
(In thousands)	Holding Company	LVE	Other	Total
Balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Attributable net loss	(10,268)	(443)	—	(10,711)
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, June 30, 2013	$198,009	$—	$20	$198,029

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	June 30, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$162,512	$162,512	$—	$—
Restricted cash	28,513	28,513	—	—
CRDA deposits	6,728	—	—	6,728
Investment available for sale	17,443	—	—	17,443

Liabilities
Merger earnout	$450	$—	$—	$450
Contingent payments	4,278	—	—	4,278

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$177,838	$177,838	$—	$—
Restricted cash	20,686	20,686	—	—
CRDA deposits	4,613	—	—	4,613
Investment available for sale	17,128	—	—	17,128

Liabilities
Merger earnout	$1,125	$—	$—	$1,125
Contingent payments	4,343	—	—	4,343

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at June 30, 2014 and December 31, 2013.

CRDA Deposits
The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at June 30, 2014 and December 31, 2013.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.7 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of June 30, 2014 and December 31, 2013. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At June 30, 2014 and December 31, 2013, $0.4 million and $0.3 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at June 30, 2014 and December 31, 2013, $17.0 million and $16.8 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.4 million and $3.5 million as of June 30, 2014 and December 31, 2013, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to Peninsula Gaming Partners, LLC, in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At June 30, 2014 and December 31, 2013, there were outstanding liabilities of $0.5 million and $1.1 million, respectively, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At both June 30, 2014 and December 31, 2013, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligations of $3.4 million, which were included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended June 30, 2014
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at April 1, 2014	$18,067	$5,547	$(750)	$(4,330)
Deposits	—	1,771	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	29	(590)	300	(183)
Included in other comprehensive income (loss)	(298)	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(355)	—	—	235
Ending balance at June 30, 2014	$17,443	$6,728	$(450)	$(4,278)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$29	$—	$—	$—
Included in interest expense	—	—	—	(183)

	Three Months Ended June 30, 2013
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at April 1, 2013	$18,223	$29,101	$(8,983)	$(4,522)
Deposits	—	1,874	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	28	(5,861)	—	(193)
Included in other comprehensive income (loss)	(179)	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	—	—	245
Ending balance at June 30, 2013	$17,742	$25,114	$(8,983)	$(4,470)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$28	$—	$—	$—
Included in interest expense	—	—	—	(193)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

	Six Months Ended June 30, 2014
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2014	$17,128	$4,613	$(1,125)	$(4,343)
Deposits	—	3,518	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	60	(1,144)	675	(368)
Included in other comprehensive income (loss)	610	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(355)	(259)	—	433
Ending balance at June 30, 2014	$17,443	$6,728	$(450)	$(4,278)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$60	$—	$—	$—
Included in interest expense	—	—	—	(368)

	Six Months Ended June 30, 2013
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(4,563)
Deposits	—	3,698	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	49	(6,883)	817	(387)
Included in other comprehensive income (loss)	116	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	(165)	—	480
Ending balance at June 30, 2013	$17,742	$25,114	$(8,983)	$(4,470)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$49	$—	$—	$—
Included in interest expense	—	—	—	(387)
Included in non-operating income	—	—	817	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.4%
CRDA deposits	Valuation allowance	Reserves	33.3%
Merger earnout	Probability-based model	Estimated probability	3.0%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,547	$29,075	$28,840	Level 3
Other financial instruments	300	257	257	Level 3

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,783	$28,980	$27,608	Level 3
Other financial instruments	400	343	343	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,408,500	$1,404,590	$1,422,253	Level 2
9.125% Senior Notes due 2018	500,000	494,536	535,000	Level 1
9.00% Senior Notes due 2020	350,000	350,000	384,125	Level 1
HoldCo Note	147,320	132,341	139,954	Level 3
	2,405,820	2,381,467	2,481,332

Peninsula Segment Debt:
Bank credit facility	768,163	768,163	780,397	Level 2
8.375% Senior Notes due 2018	350,000	350,000	376,250	Level 2
Other	8	8	8	Level 3
	1,118,171	1,118,171	1,156,655
Total Boyd Debt	3,523,991	3,499,638	3,637,987

Borgata Debt:
Bank credit facility	33,100	33,100	33,100	Level 2
Incremental term loan	378,100	374,741	382,233	Level 2
9.875% senior secured notes due 2018	393,500	385,854	412,939	Level 1
Total Borgata debt	804,700	793,695	828,272
Total debt	$4,328,691	$4,293,333	$4,466,259

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
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

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about June 30, 2014 and December 31, 2013. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about June 30, 2014 and December 31, 2013. The estimated fair value of the Borgata Credit Facility at June 30, 2014 and December 31, 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata Credit Facility. The estimated fair value of the Borgata incremental term loan is based on a relative value analysis performed on or about June 30, 2014 and December 31, 2013. The estimated fair values of our senior notes, Peninsula's senior notes and Borgata's senior secured notes are based on quoted market prices as of June 30, 2014 and December 31, 2013. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2014 or 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net Revenues
Las Vegas Locals	$148,270	$149,690	$299,713	$302,517
Downtown Las Vegas	55,552	56,128	111,285	110,211
Midwest and South	209,104	224,273	420,740	453,390
Peninsula	127,754	135,780	250,027	269,693
Borgata	181,854	172,877	349,118	338,521
Total Reportable Segment Net Revenues	$722,534	$738,748	$1,430,883	$1,474,332

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$36,581	$38,723	$76,588	$77,928
Downtown Las Vegas	8,551	9,297	17,878	16,408
Midwest and South	42,199	48,625	86,297	98,307
Peninsula	45,282	48,323	90,043	99,035
Borgata	42,598	27,847	63,044	56,252
Total Reportable Segment Adjusted EBITDA	175,211	172,815	333,850	347,930

Other operating costs and expenses
Corporate expense	14,625	12,628	28,795	24,266
Deferred rent	904	958	1,811	1,915
Depreciation and amortization	65,898	70,318	132,077	140,356
Preopening expense	1,790	789	2,574	3,154
Share-based compensation expense	3,424	2,894	9,905	6,985
Impairments of assets	293	5,032	1,926	5,032
Asset transaction costs	1,859	614	2,014	3,627
Other operating charges and credits, net	(561)	203	(747)	1,796
Total other operating costs and expenses	88,232	93,436	178,355	187,131
Operating income	$86,979	$79,379	$155,495	$160,799

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2014	2013
Assets
Las Vegas Locals	$1,169,817	$1,190,234
Downtown Las Vegas	124,481	125,618
Midwest and South	1,331,544	1,349,155
Peninsula	1,487,632	1,511,606
Borgata	1,328,542	1,334,714
Total Reportable Segment Assets	5,442,016	5,511,327
Corporate	214,395	230,267
Other	—	137
Total Assets	$5,656,411	$5,741,731

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,806	$95,617	$30,039	$33,050	$—	$162,512
Other current assets	6,505	70,060	33,642	65,691	(1,758)	174,140
Property and equipment, net	57,542	1,782,239	456,864	1,147,804	—	3,444,449
Investments in subsidiaries	3,328,344	184,338	—	577	(3,513,259)	—
Intercompany receivable	—	1,590,938	—	—	(1,590,938)	—
Other, net	40,843	6,712	68,746	22,215	—	138,516
Intangible assets, net	—	464,350	527,134	60,000	—	1,051,484
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,437,040	$4,407,048	$1,588,941	$1,329,337	$(5,105,955)	$5,656,411

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,196	$3,800	$—	$31,496
Other current liabilities	42,902	183,002	81,253	109,902	(658)	416,401
Accumulated losses of subsidiaries in excess of investment	—	—	3,466	—	(3,466)	—
Intercompany payable	619,497	—	972,020	347	(1,591,864)	—
Long-term debt, net of current maturities	2,227,625	—	1,244,317	789,895	—	4,261,837
Other long-term liabilities	49,824	180,093	37,674	23,288	—	290,879

Common stock	1,084	31,124	(27)	—	(31,097)	1,084
Additional paid-in capital	913,102	2,717,741	248,203	480,983	(3,446,927)	913,102
Retained earnings (deficit)	(437,587)	1,295,995	(1,003,254)	(78,878)	(213,863)	(437,587)
Accumulated other comprehensive loss, net	(907)	(907)	(907)	—	1,814	(907)
Total Boyd Gaming Corporation stockholders' equity (deficit)	475,692	4,043,953	(755,985)	402,105	(3,690,073)	475,692
Noncontrolling interest	—	—	—	—	180,106	180,106
Total stockholders' equity (deficit)	475,692	4,043,953	(755,985)	402,105	(3,509,967)	655,798
Total liabilities and stockholders' equity	$3,437,040	$4,407,048	$1,588,941	$1,329,337	$(5,105,955)	$5,656,411

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$29,427	$405,544	$140,414	$181,854	$(34,705)	$722,534

Costs and expenses
Operating	450	219,256	78,966	95,581	—	394,253
Selling, general and administrative	11,693	56,819	14,386	28,554	(73)	111,379
Maintenance and utilities	—	24,138	3,766	15,119	—	43,023
Depreciation and amortization	1,526	31,252	18,989	14,131	—	65,898
Corporate expense	16,794	87	740	—	—	17,621
Preopening expenses	6	—	1,516	268	—	1,790
Impairments of assets	—	5	288	—	—	293
Asset transactions costs	58	1,509	291	1	—	1,859
Other operating charges and credits, net	(578)	—	17	—	—	(561)
Intercompany expenses	301	29,141	5,190	—	(34,632)	—
Total costs and expenses	30,250	362,207	124,149	153,654	(34,705)	635,555

Equity in earnings of subsidiaries	33,781	1,716	(32)	—	(35,465)	—
Operating income (loss)	32,958	45,053	16,233	28,200	(35,465)	86,979

Other expense (income)
Interest expense, net	32,895	1,518	22,585	17,828	—	74,826
Loss on early extinguishments of debt	—	—	904	—	—	904
Other, net	—	—	670	—	—	670
Total other expense, net	32,895	1,518	24,159	17,828	—	76,400

Income (loss) before income taxes	63	43,535	(7,926)	10,372	(35,465)	10,579
Income taxes benefit (expense)	606	(984)	(3,799)	(1,064)	—	(5,241)
Net income (loss)	669	42,551	(11,725)	9,308	(35,465)	5,338
Net loss attributable to noncontrolling interest	—	—	—	—	(4,669)	(4,669)
Net income (loss) attributable to controlling interest	$669	$42,551	$(11,725)	$9,308	$(40,134)	$669
Comprehensive income (loss)	$371	$42,253	$(12,023)	$9,308	$(34,869)	$5,040

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$36,939	$422,872	$148,594	$172,877	$(42,534)	$738,748

Costs and expenses
Operating	462	225,454	82,326	90,955	—	399,197
Selling, general and administrative	11,671	59,531	16,207	39,622	(31)	127,000
Maintenance and utilities	—	22,991	3,598	14,453	—	41,042
Depreciation and amortization	1,684	30,287	22,844	15,503	—	70,318
Corporate expense	14,154	(22)	1,016	—	—	15,148
Preopening expense	70	(1)	727	54	(61)	789
Impairments of assets	—	12,734	—	5,032	(12,734)	5,032
Asset transactions costs	165	68	309	72	—	614
Other operating charges and credits, net	(1)	94	136	—	—	229
Intercompany expenses	287	36,603	5,552	—	(42,442)	—
Total costs and expenses	28,492	387,739	132,715	165,691	(55,268)	659,369

Equity in earnings of subsidiaries	45,118	14,858	—	—	(59,976)	—
Operating income (loss)	53,565	49,991	15,879	7,186	(47,242)	79,379

Other expense (income)
Interest expense, net	40,294	2,519	23,900	20,843	—	87,556
Loss on early extinguishments of debt	396	—	1,976	—	—	2,372
Other, net	—	—	47	—	—	47
Total other expense, net	40,690	2,519	25,923	20,843	—	89,975

Income (loss) from continuing operations before income taxes	12,875	47,472	(10,044)	(13,657)	(47,242)	(10,596)
Income taxes benefit (expense)	(1,248)	763	3,666	921	—	4,102
Income (loss) from continuing operations, net of tax	11,627	48,235	(6,378)	(12,736)	(47,242)	(6,494)
Income (loss) from discontinued operations, net of tax	—	—	24,487	—	(12,734)	11,753
Net income (loss)	11,627	48,235	18,109	(12,736)	(59,976)	5,259
Net loss attributable to noncontrolling interest	—	—	—	—	6,368	6,368
Net income (loss) attributable to controlling interest	$11,627	$48,235	$18,109	$(12,736)	$(53,608)	$11,627
Comprehensive income (loss)	$11,448	$48,351	$17,930	$(12,736)	$(59,913)	$5,080

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$59,029	$817,345	$274,855	$349,118	$(69,464)	$1,430,883

Costs and expenses
Operating	900	439,681	153,054	184,023	—	777,658
Selling, general and administrative	23,345	114,134	28,695	69,957	(73)	236,058
Maintenance and utilities	—	46,888	7,304	32,095	—	86,287
Depreciation and amortization	3,153	62,876	38,057	27,991	—	132,077
Corporate expense	35,824	110	1,607	—	—	37,541
Preopening expense	42	6	2,144	382	—	2,574
Impairments of assets	320	1,018	588	—	—	1,926
Asset transactions costs	58	1,489	468	(1)	—	2,014
Other operating charges and credits, net	(428)	—	83	(402)	—	(747)
Intercompany expenses	602	58,548	10,241	—	(69,391)	—
Total costs and expenses	63,816	724,750	242,241	314,045	(69,464)	1,275,388

Equity in earnings of subsidiaries	65,716	(9,139)	(113)	—	(56,464)	—
Operating income (loss)	60,929	83,456	32,501	35,073	(56,464)	155,495

Other expense (income)
Interest expense, net	65,815	3,288	45,232	35,518	—	149,853
Loss on early extinguishments of debt	—	—	1,058	—	—	1,058
Other, net	—	—	382	—	—	382
Total other expense, net	65,815	3,288	46,672	35,518	—	151,293

Income (loss) before income taxes	(4,886)	80,168	(14,171)	(445)	(56,464)	4,202
Income taxes benefit (expense)	(627)	(1,452)	(7,594)	(416)	—	(10,089)
Net income (loss)	(5,513)	78,716	(21,765)	(861)	(56,464)	(5,887)
Net loss attributable to noncontrolling interest	—	—	—	—	374	374
Net income (loss) attributable to controlling interest	$(5,513)	$78,716	$(21,765)	$(861)	$(56,090)	$(5,513)
Comprehensive income (loss)	$(4,903)	$79,326	$(21,155)	$(861)	$(57,684)	$(5,277)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$74,114	$852,708	$294,373	$340,454	$(87,317)	$1,474,332

Costs and expenses
Operating	924	457,222	160,537	179,103	—	797,786
Selling, general and administrative	23,485	120,556	32,621	74,397	(31)	251,028
Maintenance and utilities	—	44,448	7,033	28,770	—	80,251
Depreciation and amortization	3,398	60,711	45,136	31,111	—	140,356
Corporate expense	28,040	94	2,370	—	—	30,504
Preopening expense	1,100	—	3,929	58	(1,933)	3,154
Impairments of assets	—	12,734	—	5,032	(12,734)	5,032
Asset transactions costs	2,735	68	418	406	—	3,627
Other operating charges and credits, net	278	1,353	164	—	—	1,795
Intercompany expenses	611	73,390	11,352	—	(85,353)	—
Total costs and expenses	60,571	770,576	263,560	318,877	(100,051)	1,313,533

Equity in earnings of subsidiaries	73,110	2,561	—	—	(75,671)	—
Operating income (loss)	86,653	84,693	30,813	21,577	(62,937)	160,799

Other expense (income)
Interest expense, net	84,068	5,360	49,160	43,994	—	182,582
Loss on early extinguishments of debt	396	—	1,976	—	—	2,372
Other income	—	—	(471)	—	—	(471)
Total other expense, net	84,464	5,360	50,665	43,994	—	184,483

Income (loss) from continuing operations before income taxes	2,189	79,333	(19,852)	(22,417)	(62,937)	(23,684)
Income taxes benefit (expense)	2,154	3,966	(1,027)	1,433	—	6,526
Income (loss) from continuing operations, net of tax	4,343	83,299	(20,879)	(20,984)	(62,937)	(17,158)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	4,343	83,299	2,645	(20,984)	(75,671)	(6,368)
Net loss attributable to noncontrolling interest	—	—	—	—	10,711	10,711
Net income (loss) attributable to controlling interest	$4,343	$83,299	$2,645	$(20,984)	$(64,960)	$4,343
Comprehensive income (loss)	$4,459	$83,415	$2,761	$(20,984)	$(75,903)	$(6,252)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(33,921)	$125,168	$38,377	$12,118	$(3,413)	$138,329

Cash flows from investing activities
Capital expenditures	(11,493)	(19,470)	(14,018)	(8,528)	—	(53,509)
Net activity with affiliates	—	(116,526)	5,892	82	110,552	—
Other investing activities	660	—	13	451	—	1,124
Net cash from investing activities	(10,833)	(135,996)	(8,113)	(7,995)	110,552	(52,385)

Cash flows from financing activities
Borrowings under bank credit facility	365,700	—	155,900	248,700	—	770,300
Payments under bank credit facility	(424,925)	—	(189,887)	(255,500)	—	(870,312)
Debt financing costs	(88)	—	—	—	—	(88)
Payments on notes payable	—	—	(4)	—	—	(4)
Payments on long-term debt	—	—	—	(1,900)	—	(1,900)
Net activity with affiliates	107,139	—	—	—	(107,139)	—
Stock options exercised	904	—	—	—	—	904
Restricted stock units released, net	(201)	—	—	—	—	(201)
Other financing activities	31	—	—	—	—	31
Net cash from financing activities	48,560	—	(33,991)	(8,700)	(107,139)	(101,270)

Net change in cash and cash equivalents	3,806	(10,828)	(3,727)	(4,577)	—	(15,326)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$3,806	$95,617	$30,039	$33,050	$—	$162,512

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(191,644)	$312,960	$23,310	$21,132	$12	$165,770

Cash flows from investing activities
Capital expenditures	(10,889)	(20,152)	(16,787)	(10,628)	—	(58,456)
Proceeds from Echelon sale	343,750	—	—	—	—	343,750
Cash paid for LVE option	(187,000)	—	—	—	—	(187,000)
Investments in and advances to unconsolidated subsidiaries, net	(4,351)	—	—	—	4,351	—
Net activity with affiliates	—	(295,713)	(23,507)	5	319,215	—
Distributions from subsidiary	9,500	—	—	—	(9,500)	—
Other investing activities	—	—	238	(24)		214
Net cash from investing activities	151,010	(315,865)	(40,056)	(10,647)	314,066	98,508

Cash flows from financing activities
Borrowings under bank credit facility	490,400	—	161,100	200,000	—	851,500
Payments under bank credit facility	(557,250)	—	(182,725)	(215,600)	—	(955,575)
Debt financing costs	(1,045)	—	(10,288)	—	—	(11,333)
Payments under note payable	(10,341)	—	(475)	—	—	(10,816)
Payments on retirement of long-term debt	(215,668)	—	—	—	—	(215,668)
Advances from parent	—	—	—	4,351	(4,351)	—
Net activity with affiliates	319,227	—	—	—	(319,227)	—
Distributions to parent	—	—	(9,500)	—	9,500	—
Stock options exercised	13,145	—	—	—	—	13,145
Restricted stock units released, net	(350)	—	—	—	—	(350)
Other financing activities	(4)	—	—	—	—	(4)
Net cash from financing activities	38,114	—	(41,888)	(11,249)	(314,078)	(329,101)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(2,905)	(4,027)	(764)	—	(10,216)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$115,809	$32,875	$33,928	$—	$182,612

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

The Company has adjusted certain prior year amounts in the above condensed consolidating financial information to (1) correct the December 31, 2013 condensed consolidating balance sheet and recast the condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2013 to add Boyd Acquisition, LLC as a Guarantor and to release Echelon Resorts, LLC as a Guarantor as a result of Supplemental Indentures to the notes, (2) correct prior year intercompany revenues and expenses and equity in earnings of subsidiaries presented in the statement of operations information, (3) correct prior year amounts in the statements of cash flows to reflect certain intercompany activities between the parent and the sub-groups as cash flows from investing and financing activities that had previously been reflected within cash flows from operating activities, and (4) properly record the impact of certain reclassification and tax entries within the correct sub-group. We believe the effect of the corrections are immaterial to the prior year financial statements. The application of these adjustments to the prior year consolidating information are summarized as follows:

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2013
Total Assets
Parent	$3,392,130	$—	$3,392,130
Guarantor Subsidiaries	3,468,242	804,906	4,273,148
Non-Guarantor Subsidiaries (100% Owned)	1,592,946	20,350	1,613,296
Non-Guarantor Subsidiaries (Not 100% Owned)	1,334,814	—	1,334,814
Eliminations	(4,046,401)	(825,256)	(4,871,657)
Consolidated	$5,741,731	$—	$5,741,731

(In thousands)	As Previously Reported	Adjustment	As Reclassified
Three Months Ended June 30, 2013
Net income (loss)
Parent	$11,627	$—	$11,627
Guarantor Subsidiaries	53,157	(4,922)	48,235
Non-Guarantor Subsidiaries (100% Owned)	20,606	(2,497)	18,109
Non-Guarantor Subsidiaries (Not 100% Owned)	(12,736)	—	(12,736)
Eliminations	(67,395)	7,419	(59,976)
Consolidated	$5,259	$—	$5,259

(In thousands)	As Previously Reported	Adjustment	As Reclassified
Six Months Ended June 30, 2013
Net income (loss)
Parent	$4,343	$—	$4,343
Guarantor Subsidiaries	88,233	(4,934)	83,299
Non-Guarantor Subsidiaries (100% Owned)	12,820	(10,175)	2,645
Non-Guarantor Subsidiaries (Not 100% Owned)	(20,984)	—	(20,984)
Eliminations	(90,780)	15,109	(75,671)
Consolidated	$(6,368)	$—	$(6,368)

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Six Months Ended June 30, 2013
Cash flows from operating activities
Parent	$127,577	$(319,221)	$(191,644)
Guarantor Subsidiaries	17,247	295,713	312,960
Non-Guarantor Subsidiaries (100% Owned)	(191)	23,501	23,310
Non-Guarantor Subsidiaries (Not 100% Owned)	25,488	(4,356)	21,132
Eliminations	(4,351)	4,363	12
Consolidated	$165,770	$—	$165,770

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 15.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

We are a diversified operator of 21 wholly owned gaming entertainment properties and one controlling interest in a limited liability company that operates Borgata. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into the following five reportable segments:

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

Operating Efficiently
We are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. The efficiencies of our business model position us to capture a substantial portion of revenue gains, which directly improves the bottom line. Margin improvements will remain a driver of profit growth for us going forward.

Evaluating Acquisition Opportunities
Our evaluations of potential transactions and acquisitions are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that are a strategic fit for our business, deliver a solid return for shareholders, and are available at the right price.

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

•
Slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are measures of volume and/or market share.

•
Slot win and table game hold, which mean the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

•
Food and beverage revenue measures: average guest check, which means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers") is an indicator of volume; and the cost per guest served is a measure of operating margin.

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net revenues	$722.5	$738.7	$1,430.9	$1,474.3
Operating income	87.0	79.4	155.5	160.8
Net income (loss) attributable to Boyd Gaming Corporation	0.7	11.6	(5.5)	4.3

Net Revenues
Net revenues declined 2.2% for the three months ended June 30, 2014, compared to the prior year period primarily due to revenue declines in all segments except Borgata. The revenue declines reflect the continuing impact of a slowly recovering economy on consumer spending. The revenue increase at Borgata primarily reflects the addition of revenues from a real-money online gaming website, launched in fourth quarter 2013.

For the six months ended June 30, 2014, net revenues declined 2.9% compared to the prior year period primarily due to revenue declines in the Midwest and South and Peninsula segments. The impact of the economy on consumer spending, compounded by the unusually severe winter weather experienced during the first quarter, negatively impacted these segments. The addition of revenues from Borgata's real-money online gaming website partially offset the revenue declines.

Operating Income
Operating income increased 9.6% during the three months ended June 30, 2014, compared to the corresponding period of the prior year, primarily due to the inclusion in the prior year of a $5.0 million impairment charge for Borgata's CRDA deposits and a $3.9 million reduction in amortization expense related to intangible assets in the Peninsula segment.

The decline in operating income during the six months ended June 30, 2014, compared to the corresponding period of the prior year, reflects the flow-through impact of the decline in revenues and increased corporate expense due to additional costs associated with corporate initiatives and higher share-based compensation expense.

Net income (loss) attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming for the three months ended June 30, 2014 was $0.7 million, compared with a net income attributable to Boyd Gaming of $11.6 million for the corresponding period of the prior year. The reduction in the net income attributable to Boyd Gaming is primarily due to the inclusion in the prior year of $11.8 million in income from discontinued operations, reflecting the second quarter 2013 sale of Dania Jai-Alai ("Dania"). The reduction of interest expense largely mitigated the impact of the revenue declines experienced in the second quarter of 2014 versus the prior year.

For the six months ended June 30, 2014, the net loss attributable to Boyd Gaming was $5.5 million, compared with net income attributable to Boyd Gaming of $4.3 million for the corresponding period of the prior year. The $9.9 million reduction is primarily due to the inclusion in the prior year of $10.8 million in income from discontinued operations reflecting the disposition of Dania. The reduction of interest expense largely mitigated the impact of the revenue declines experienced in the first six months of 2014 as compared to the prior year.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 74% of gross revenues for each of the three months ended June 30, 2014 and 2013, and 74% of gross revenues for each of the six months ended June 30, 2014 and 2013. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended June 30, 2014 and 2013, and 13% for each of the six months ended June 30, 2014 and 2013. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
REVENUES
Gaming	$618.9	$627.9	$1,227.7	$1,260.5
Food and beverage	110.4	112.8	217.0	224.6
Room	70.4	67.2	134.7	131.0
Other	41.1	41.8	80.2	81.1
Gross revenues	840.8	849.7	1,659.6	1,697.2
Less promotional allowances	118.3	111.0	$228.7	$222.9
Net revenues	$722.5	$738.7	$1,430.9	$1,474.3

COSTS AND EXPENSES
Gaming	$288.2	$287.8	$573.4	$585.1
Food and beverage	61.2	64.2	118.5	124.3
Room	14.5	16.0	27.7	29.1
Other	30.4	31.2	58.1	59.3
Total costs and expenses	$394.3	$399.2	$777.7	$797.8

MARGINS
Gaming	53.4%	54.2%	53.3%	53.6%
Food and beverage	44.5%	43.0%	45.4%	44.7%
Room	79.4%	76.2%	79.5%	77.8%
Other	26.3%	25.5%	27.4%	26.9%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $9.0 million, or 1.4%, decrease in gaming revenues during the three months ended June 30, 2014 as compared to the corresponding period of the prior year, was due primarily to gaming volume decreases reflecting declines in casual play experienced in all segments, except Borgata. Despite the declines in gaming volumes, gaming expense increased slightly during the three months ended June 30, 2014 as compared to the same period in the prior year due primarily to competitive pressures in certain markets.

The $32.8 million, or 2.6%, decrease in gaming revenues during the six months ended June 30, 2014 as compared to the corresponding period of the prior year, was due primarily to gaming volume decreases experienced in the Midwest and South and Peninsula segments. Although gaming expense decreased, there was a slight decrease in gaming margin during the six months ended June 30, 2014 as compared to the same period in the prior year due to competitive pressures in certain markets.

Food and Beverage
Food and beverage revenues decreased $2.5 million, or 2.2%, during the three months ended June 30, 2014, as compared to the corresponding period of the prior year, primarily as a result of the decline in visitation by casual players. The $3.0 million decrease in food and beverage costs reflects our adjustment to the lower demand and emphasis on cost controls, enabling us to improve our margins in this area.

Food and beverage revenues decreased $7.6 million, or 3.4%, during the six months ended June 30, 2014, as compared to the corresponding period of the prior year, primarily as a result of lower casual player visitation in second quarter of 2014 and the impact of the unusually severe winter weather on the Midwest and South and Peninsula segments during the first quarter of 2014. The $5.8 million decrease in food and beverage costs reflects our adjustment to the lower demand and our emphasis on cost controls, which enabled us to improve our margins in this area.

Room
Room revenues increased by $3.2 million, or 4.8%, during the three months ended June 30, 2014, due to a 2.2% increase in ADR and a 1.2% increase in the hotel occupancy rate, compared to the corresponding period of the prior year. Room expenses decreased $1.5 million during the three months ended June 30, 2014, compared to the same period in the prior year.

Room revenues increased by $3.7 million, or 2.8%, during the six months ended June 30, 2014, due to a 1.1% increase in ADR and a 0.5% increase in the hotel occupancy rate, compared to the corresponding period of the prior year. Room expenses decreased $1.4 million during the six months ended June 30, 2014, compared to the same period in the prior year.

Other
Other revenues decreased $0.7 million and other expenses decreased $0.8 million during the three months ended June 30, 2014, as compared to the corresponding period of the prior year. Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Other revenues decreased $1.1 million and other expenses decreased $1.2 million during the six months ended June 30, 2014, as compared to the corresponding period of the prior year.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net revenues
Las Vegas Locals	$148.3	$149.7	$299.7	$302.5
Downtown Las Vegas	55.6	56.1	111.3	110.2
Midwest and South	208.9	224.3	420.8	453.4
Peninsula	127.8	135.8	250.0	269.7
Borgata	181.9	172.8	349.1	338.5
Net revenues	$722.5	$738.7	$1,430.9	$1,474.3

Adjusted EBITDA
Las Vegas Locals	$36.6	$38.7	$76.6	$77.9
Downtown Las Vegas	8.6	9.3	17.9	16.4
Midwest and South	42.1	48.7	86.4	98.4
Peninsula	45.3	48.3	90.0	99.0
Wholly owned Adjusted Property EBITDA	132.6	145.0	270.9	291.7
Corporate expense	(14.6)	(12.6)	(28.8)	(24.3)
Wholly owned Adjusted EBITDA	118.0	132.4	242.1	267.4
Borgata	42.6	27.8	63.0	56.3
Adjusted EBITDA	$160.6	$160.2	$305.1	$323.7

Las Vegas Locals
Net revenues decreased $1.4 million during the three months ended June 30, 2014, as compared to the corresponding period of the prior year, due primarily to a 0.41 percentage point decline in table game win percentage and a 4.5% decrease in slot handle. Room revenues for the segment increased due to a 0.5% increase in the hotel occupancy rate and a 4.2% increase in the ADR.

Net revenues decreased $2.8 million during the six months ended June 30, 2014, as compared to the corresponding period of the prior year, due primarily to a 4.2% decrease in slot handle. Table game win decreased 2.0% due to a 0.44 percentage point decline in table game win percentage. Room revenues for the segment increased due to a 0.7% increase in the hotel occupancy rate and a 3.6% increase in the ADR.

Adjusted EBITDA decreased by 5.5% and 1.7%, respectively, for the three and six months ended June 30, 2014, over the comparable prior year periods due to the flow-through effects of lower revenues and higher utility costs.

Downtown Las Vegas
Net revenues decreased $0.6 million during the three months ended June 30, 2014, as compared to the corresponding period of the prior year, due primarily to the impact of lower business volumes in the segment. Slot handle and table game drop decreased 6.0% and 1.7%, respectively, for the second quarter of 2014 versus the comparable prior year period. Hotel occupancy rates decreased 3.1%, while the ADR increased 3.6%. Food and beverage revenues improved due to a 1.9% increase in the average check, which was offset by a 4.1% decrease in food covers. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During the three months ended June 30, 2014, our Hawaiian market represented approximately 53% of our occupied rooms in this segment compared to 53% in the corresponding period of the prior year.

Net revenues increased $1.1 million during the six months ended June 30, 2014, as compared to the corresponding period of the prior year, due primarily to revenue improvements in non-gaming departments. ADR increased 3.6%, which was slightly offset by a 1.1% decline in hotel occupancy. Food and beverage revenues improved due to a 1.6% increase in the average check, which was slightly offset by a 2.1% decrease in food covers. Gaming revenues decreased due to a 5.2% decrease in slot handle for the six months ended June 30, 2014 as compared to the comparable prior year period. During the six months ended June 30, 2014, our Hawaiian market represented approximately 52% of our occupied rooms in this segment compared to 54% in the corresponding period of the prior year.

Adjusted EBITDA for the segment for the three months ended June 30, 2014, decreased $0.7 million, as compared to the corresponding prior year periods, primarily due to the flow-through effects of the lower revenues.

For the six months ended June 30, 2014, the revenue gains, coupled with our cost control efforts, resulted in the $1.5 million increase in Adjusted EBITDA, as compared to the corresponding prior year period.

Midwest and South
Net revenues decreased $15.2 million, or 6.8%, during the three months ended June 30, 2014, as compared to the corresponding period of the prior year, primarily due to the increased gaming capacity impacting three markets: Biloxi, Shreveport and central Illinois. Gaming revenues decreased due to 7.7% and 6.3% decreases in table games drop and slot handle, respectively. The hotel occupancy rate increased 3.2% in the segment while the ADR decreased 1.0%. Food covers decreased 4.1% and average guest check increased 0.2%.

Net revenues decreased $32.7 million, or 7.2%, during the six months ended June 30, 2014, as compared to the corresponding period of the prior year, due to competitive issues and unusually severe winter weather in the region during the first quarter of 2014. Gaming revenues decreased due to 7.6% and 8.4% decreases in table games drop and slot handle, respectively. The hotel occupancy rate increased 2.0% in the segment while the ADR decreased 0.8%. Food covers decreased 4.4% and average guest check increased 0.3%.

The segment reported Adjusted EBITDA decreases of $6.4 million and $12.0 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods, due to the revenue declines.

Peninsula
Net revenues in our Peninsula segment decreased $8.0 million, or 5.9%, for the three months ended June 30, 2014, as compared to the prior year period, due to declines in casual player visitation. Adjusted EBITDA for the Peninsula segment decreased by $3.0 million, or 6.3%, due to the revenue decline.

Net revenues in our Peninsula segment decreased $19.7 million, or 7.3%, for the six months ended June 30, 2014, as compared to the prior year period. Operations were impacted by declines in casual player visitation and the unusually severe winter weather during the first quarter of 2014, which reduced leisure travel. Adjusted EBITDA for the Peninsula segment decreased by $9.0 million, or 9.1%, due to the revenue decline.

Borgata
Borgata's net revenues increased by $9.0 million, or 5.2%, during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Borgata's real-money online gaming website, launched in the fourth quarter of 2013, contributed $6.7 million in revenues, and the revenue for the land-based operation increased $2.3 million. Land-based gaming revenues benefited from an increase in table game hold of 1.13 percentage points, compared to the same period in the prior year. Slot handle increased 1.1% and slot hold percentage increased 0.39 percentage points compared to the same period in the prior year. Borgata retains the position as the premiere destination in the Atlantic City market with a 23.2% market share. Borgata is also the leader in the New Jersey online gaming market with a 28.4% market share for the first half of 2014.

Borgata's net revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 increased by $10.6 million, or 3.1%. Borgata's real-money online gaming website, launched in the fourth quarter of 2013, contributed $14.4 million in revenues, while the land-based operation experienced a revenue decline of $3.8 million due to increased local and regional competition and unusually severe winter weather experienced in the first quarter of 2014. Land-based table game drop decreased 3.0% but was offset by an increase in table game hold of 1.42 percentage points, compared to the same period in the prior year. Slot handle decreased 2.5%, while slot hold percentage increased 0.36 percentage points compared to the same period in the prior year.

Adjusted EBITDA for Borgata increased $14.8 million during the three months ended June 30, 2014, as compared to the prior year period primarily due to the impact of an $11.8 million adjustment of its year-to-date property tax accrual due to the recent settlement with the City of Atlantic City and the flow-through effect of the increased revenues.

Adjusted EBITDA for Borgata increased $6.8 million during the six months ended June 30, 2014, as compared to the prior year period due to the impact of the property tax accrual adjustment, partially offset by the expenses incurred related to the real-money online gaming website and higher utility costs.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Selling, general and administrative	$111.4	$127.0	$236.1	$251.0
Maintenance and utilities	43.0	41.0	86.3	80.3
Depreciation and amortization	65.9	70.3	132.1	140.4
Corporate expense	17.6	15.1	37.5	30.5
Preopening expense	1.8	0.8	2.6	3.2
Impairments of assets	0.3	5.0	1.9	5.0
Asset transactions costs	1.9	0.6	2.0	3.6
Other operating items, net	(0.6)	0.2	(0.7)	1.8

Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.2% and 14.9%, during the three months ended June 30, 2014 and 2013, respectively, and were 14.2% and 14.8%, during the six months ended June 30, 2014 and 2013, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.1% and 4.8% during the three months ended June 30, 2014 and 2013, respectively, and were 5.2% and 4.7% during the six months ended June 30, 2014 and 2013, respectively. Maintenance and utilities expense increased compared to the same period in the prior year due to higher utility costs, especially in the Las Vegas Locals and Borgata segments.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 7.8% and 8.3% during the three months ended June 30, 2014 and 2013, respectively, and were 8.0% and 8.3% during the six months ended June 30, 2014 and 2013, respectively. The decrease in depreciation compared to the same period in the prior year is primarily due to a decrease in the level of amortization of intangible assets for the Peninsula segment.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.1% and 1.8% of gross revenues during each of the three months ended June 30, 2014 and 2013, respectively, and 2.3% and 1.8% of gross revenues during each of the six months ended June 30, 2014 and 2013, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets for the three and six months ended June 30, 2014, included non-cash impairment charges primarily related to the planned dispositions of non-operating assets.

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

Other Expenses
Interest Expense, net
The following table presents our interest expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Interest Expense, net
Boyd Gaming Corporation	$38.3	$46.5	$76.8	$96.5
Peninsula	18.7	20.3	37.6	42.1
Borgata	17.8	20.8	35.5	41.6
Variable Interest Entity	—	—	—	2.4
	$74.8	$87.6	$149.9	$182.6

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,419.3	$2,739.4	$2,442.4	$2,832.4
Peninsula	1,125.2	1,189.2	1,133.5	1,190.7
Borgata	805.4	804.5	803.4	804.1

Weighted Average Interest Rates
Boyd Gaming Corporation	5.7%	6.8%	5.7%	6.8%
Peninsula	5.5%	5.8%	5.5%	6.1%
Borgata	8.2%	10.4%	8.2%	10.4%

On a consolidated basis, interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2014 decreased $12.7 million, or 14.5%, as compared to the prior year period. For Boyd Gaming Corporation, interest expense, net, decreased $8.3 million, or 17.8%, due to the impact of refinancing activities undertaken during 2013. Boyd Gaming Corporation used the net cash proceeds from the sales of Echelon and Dania Jai-Alai and from our August 2013 equity offering to retire outstanding debt, as reflected in the 11.7% decline in its average long-term debt balance in the three months ended June 30, 2014 versus the comparable period of 2013. The refinancing of debt also reduced the weighted average interest rate. Interest expense, net, for Peninsula for the three months ended June 30, 2014 declined $1.5 million primarily due to debt refinancing activity. The decline in interest expense, net, at Borgata for the current year period versus the prior year is due to the impact of debt refinancing activities that reduced Borgata's weighted average interest rate.

On a consolidated basis, interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2014 decreased $32.7 million, or 17.9%, as compared to the prior year period, primarily as a result of the same factors that impacted the second quarter comparison as described above. In addition, our 2013 results also included the interest expense related to the non-recourse debt of a variable interest entity. We discontinued the recognition of this interest expense upon the March 2013 sale of Echelon and the resulting deconsolidation of the variable interest entity.

Income Taxes
The effective tax rates during the three months ended June 30, 2014 and 2013 were 49.5% and 38.7%, respectively. The effective tax rates during the six months ended June 30, 2014 and 2013 were 240.1% and 27.6%, respectively. In accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit was impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax provision for the quarter ended June 30, 2014 was favorably impacted as a result of statute expirations and the reversal of interest accrued on the related unrecognized tax benefits. The tax benefit for the quarter ended June 30, 2013 was favorably impacted, as a result of an effective settlement in connection with an IRS audit, by the reversal of interest accrued on unrecognized tax benefits.

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

Adjusted Earnings (Loss) is net income (loss) before preopening expenses, adjustments to property tax accruals, net, change in value of derivative instruments, write-downs and other items, net, gain on early retirements of debt, other non-recurring items and our share of Borgata's other items and other operating charges, net.

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
Net income (loss) attributable to Boyd Gaming Corporation	$0.7	$11.6	$(5.5)	$4.3
Less: income from discontinued operations, net of tax	—	(11.7)	—	(10.8)
Adjusted net income (loss) attributable to Boyd Gaming Corporation	0.7	(0.1)	(5.5)	(6.5)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	1.6	0.7	2.3	5.0
Loss on early extinguishments of debt	0.9	2.4	1.1	2.4
Impairments of assets	0.3	—	1.9	—
Asset transactions costs	1.9	0.5	2.0	3.2
Other operating charges and credits, net	(0.7)	0.2	(0.4)	1.8
Other (income) loss	0.7	—	0.3	(0.8)

Pretax adjustments related to Borgata:
Preopening expenses	0.2	0.1	0.3	0.1
Valuation adjustments related to consolidation, net	(0.6)	(0.2)	(1.3)	(0.5)
Impairments of assets	—	5.0	—	5.0
Asset transactions costs	—	0.1	—	0.4
Other operating charges and credits, net	—	—	(0.4)	—
Total adjustments	4.3	8.8	5.8	16.6

Income tax effect for above adjustments	—	(6.3)	0.1	(6.3)
Impact on noncontrolling interest, net	0.2	(2.5)	0.7	(2.5)
Adjusted earnings (loss)	$5.2	$(0.1)	$1.1	$1.3

Basis Net income (loss) per common share	$0.01	$0.13	$(0.05)	$0.05
Less: (income) loss from discontinued operations, net of tax	—	(0.13)	—	(0.12)
Adjusted net income (loss) per share attributable to Boyd Gaming Corporation	0.01	—	(0.05)	(0.07)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.01	0.01	0.02	0.06
Loss on early extinguishments of debt	0.01	0.02	0.01	0.02
Impairments of assets	—	—	0.01	—
Asset transactions costs	0.02	0.01	0.02	0.04
Other operating charges and credits, net	—	—	—	0.02
Other (income) loss	0.01	—	—	(0.01)

Pretax adjustments related to Borgata:
Preopening expenses	—	—	—	—
Valuation adjustments related to consolidation, net	(0.01)	—	(0.01)	(0.01)
Impairments of assets	—	0.06	—	0.06
Asset transactions costs	—	—	—	—
Other expense (income)	—	—	—	—
Total adjustments	0.04	0.10	0.05	0.18

Income tax effect for above adjustments	—	(0.07)	—	(0.07)
Impact on noncontrolling interest	—	(0.03)	0.01	(0.03)
Adjusted earnings per share	$0.05	$—	$0.01	$0.01

Weighted average shares outstanding	110.8	89.2	109.8	89.4

During the three and six months ended June 30, 2014 and 2013, the following items were included in the calculation of Adjusted Earnings and Adjusted Earnings per Share (as stated in the above table):

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

Other Expense (Income), net
Other expense (income), net, primarily consists of the change in fair value of the contingent consideration obligation associated with the Kansas Star merger earnout, and income (loss) associated with equity affiliates.

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

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming Corporation, Peninsula and Borgata, including the levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the three subdivisions of our Company as a "Business" and collectively as the "Businesses". Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses were as follows:

	June 30,	December 31,
(In millions)	2014	2013
Cash balance:
Boyd Gaming Corporation	$101.7	$109.1
Peninsula	28.0	31.2
Borgata	32.8	37.5

Working capital (deficit):
Boyd Gaming Corporation	$(75.8)	$(80.9)
Peninsula	(19.1)	(17.1)
Borgata	(15.1)	(21.6)

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

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2014	2013
Net cash provided by operating activities	$138.3	$165.8

Cash flows from investing activities:
Capital expenditures	(53.5)	(58.5)
Proceeds from sale of Echelon, net	—	343.8
Cash paid for exercise of LVE option	—	(187.0)
Other investing activities	1.1	0.2
Net cash provided by (used in) investing activities	(52.4)	98.5
Cash flows from financing activities:
Net payments under Boyd Gaming Corporation bank credit facility	(59.2)	(66.9)
Net payments under Peninsula bank credit facility	(34.0)	(21.6)
Net payments under Borgata bank credit facility	(6.8)	(15.6)
Other financing activities	(1.2)	(225.0)
Net cash used in financing activities	(101.2)	(329.1)
Net cash provided by (used in) discontinued operation	—	54.6
(Decrease) Increase in cash and cash equivalents	$(15.3)	$(10.2)

Cash Flows from Operating Activities
During the six months ended June 30, 2014 and 2013, we generated net operating cash flow of $138.3 million and $165.8 million, respectively. Generally, operating cash flows decreased during first half of 2014 as compared to the prior year period due to the flow through effect of lower revenues and timing of working capital spending.
Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2014, we incurred net cash outflows for investing activities of $52.4 million due to our capital expenditures during the period of $53.5 million.

During the first half of 2013, we generated net cash inflows from investing activities of $98.5 million primarily due to the disposition of Echelon. After consideration of the payment to exercise the option to acquire the central energy center assets from LVE, the sale of Echelon generated approximately $157.0 million in cash. Our capital expenditures for the six months ended June 30, 2013 totaled $58.5 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.
The net cash outflows for financing activities in both the six months ended June 30, 2014 and 2013 reflect primarily the use of cash to retire outstanding debt.

Cash Flows from Discontinued Operations
As a result of the May 2013 sale, we have presented the results of the Dania Jai-Alai business as discontinued operations through the date of sale. The net cash inflow of $54.6 million in the first half of 2013 reflects the net cash received upon the sale of Dania, net of cash used in operations during that period.

Indebtedness
The balances of long-term debt for each of the Businesses and the changes in those balances are as follows:

(In millions)	June 30, 2014	December 31, 2013	Increase/ (Decrease)
Boyd Gaming Debt:
Boyd Gaming Corporation Debt:
Bank credit facility	$1,408.5	$1,467.8	$(59.3)
9.125% senior notes due 2018	500.0	500.0	—
9.00% senior notes due 2020	350.0	350.0	—
HoldCo Note	147.3	143.0	4.3
	2,405.8	2,460.8	(55.0)

Peninsula Segment Debt:
Bank credit facility	768.2	802.2	(34.0)
8.375% senior notes due 2018	350.0	350.0	—
Other	—	—	—
	1,118.2	1,152.2	(34.0)
Total Boyd Gaming Debt	3,524.0	3,613.0	(89.0)

Borgata Debt:
Bank credit facility	33.1	39.9	(6.8)
Incremental term loan	378.1	380.0	(1.9)
9.875% senior secured notes due 2018	393.5	393.5	—
	804.7	813.4	(8.7)
Less current maturities	31.5	33.6	(2.1)
Long-term debt, net	$4,297.2	$4,392.8	$(95.6)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Corporation Debt
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

The "base rate" under the Boyd Gaming Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.7% at both June 30, 2014 and December 31, 2013.

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

Amounts Outstanding
The net amounts outstanding under the Boyd Gaming Credit Facility were:

(In millions)	June 30, 2014	December 31, 2013
Revolving Credit Facility	$296.1	$295.0
Term A Loan	237.5	246.9
Term B Loan	871.0	897.8
Swing Loan	—	23.8
Total outstanding borrowings under the Boyd Gaming Credit Facility	$1,404.6	$1,463.5

After consideration of $7.7 million allocated to support various letters of credit, approximately $292.3 million of availability remained under the Boyd Gaming Credit Facility at June 30, 2014.

HoldCo Note
The terms of the HoldCo Note provide that the balance of accrued but unpaid interest be added to the principal balance on a semi-annual basis. In accordance with its terms, $4.3 million was added to the principal balance of the HoldCo Note during the second quarter of 2014.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 9.00% to 9.125%) and principal repayments of our 9.125% senior notes due on December 1, 2018, and our 9.00% senior notes due on July 1, 2020.

Peninsula Segment Debt
Bank Credit Facility
The Peninsula bank credit facility provides for a $875.0 million senior secured credit facility (the "Peninsula Credit Facility"), which consists of (a) a term loan facility of $825.0 million (the "Term Loan") and (b) a revolving credit facility of $50.0 million (the "Revolver"). The Revolver consists of up to $15.0 million in swing line loans ("Swing Loan") and a revolving credit facility ("Revolving Loan") of $50.0 million less Swing Loans outstanding and any amounts allocated to letters of credit.

The interest rate on the outstanding balance from time to time of the Term Loan is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 3.25%, or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the Revolver is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.00%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%. The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% and 4.2% at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, approximately $768.2 million was outstanding under the Peninsula Credit Facility and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $27.2 million. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017 (or earlier upon occurrence or non-occurrence of certain events).

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

The Revolver contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Under the provisions of its debt agreements, substantially all of Peninsula Gaming's net assets were restricted from distribution subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition.

Borgata Debt
Borgata Bank Credit Facility
On July 24, 2013, the Marina District Finance Company Inc. ("MDFC") entered into an Amended and Restated Credit Agreement (the "Borgata Credit Facility") with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender.

The Borgata Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata Credit Facility will have priority in payment to the payment of the Borgata's 9.875% senior notes due 2018. Neither we nor our subsidiaries (other than MDDC) are a guarantor of the Borgata Credit Facility. The obligations under the Borgata Credit Facility mature in February 2018 (or earlier upon the occurrence or non-occurrence of certain events.

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

The blended interest rate for outstanding borrowings under the Borgata Credit Facility was 4.1% and 3.9% at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, approximately $33.1 million was outstanding under the Borgata Credit Facility and $3.2 million was allocated to support a letter of credit, leaving contractual availability of $23.7 million.

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

Covenant Compliance
As of June 30, 2014, we believe that Boyd Gaming Corporation, Peninsula and MDFC were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest,) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At June 30, 2014, the available borrowing capacity under these credit facilities was $292 million at Boyd Gaming Corporation, $27 million at Peninsula and $24 million at Borgata.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2014 and 2013, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
There have been no material changes to our commitments described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2014:

		Remainder	Year Ending December 31,
(In millions)	Total	of 2014	2015	2016	2017	2018	Thereafter
CONTRACTUAL COMMITMENTS:
Long Term Debt
Boyd Gaming Corporation Debt:
New Credit Facility	$1,408.5	$10.8	$21.5	$21.5	$21.5	$502.7	$830.5
9.125% senior notes due 2018	500.0		—	—	—	500.0	—
9.00% senior notes due 2020	350.0	—	—	—	—	—	350.0
HoldCo Note	147.3	—	—	—	—	147.3	—
	2,405.8	10.8	21.5	21.5	21.5	1,150.0	1,180.5

Peninsula Segment Debt:
Bank credit facility	768.2	4.1	8.2	8.2	747.7	—	—
8.375% senior notes due 2018	350.0	—	—	—	—	350.0	—
Other	—	—	—	—	—	—	—
	1,118.2	4.1	8.2	8.2	747.7	350.0	—

Borgata Debt:
Bank credit facility	33.1	—	—	—	—	33.1	—
Incremental term loan	378.1	1.9	3.8	3.8	3.8	364.8	—
9.875% senior secured notes due 2018	393.5	—	—	—	—	393.5	—
	804.7	1.9	3.8	3.8	3.8	791.4	—
Long-term debt	4,328.7	16.8	33.5	33.5	773.0	2,291.4	1,180.5

Interest on Fixed Rate Debt (1)
Boyd Gaming Corporation	390.5	38.6	77.1	77.1	77.1	73.3	47.3
Peninsula	120.9	14.7	29.3	29.3	29.3	18.3	—
Borgata	160.5	19.5	38.9	38.9	38.9	24.3	—

Interest on Variable Rate Debt (1)
Boyd Gaming Corporation	329.8	30.4	62.1	65.0	64.2	55.9	52.2
Peninsula	108.6	16.3	32.3	32.0	28.0	—	—
Borgata	108.1	13.4	26.7	26.4	26.1	15.5	—

Operating Leases
Boyd Gaming Corporation	487.7	11.4	19.3	15.2	15.1	14.2	412.5
Borgata	345.4	3.3	6.4	6.2	6.1	6.1	317.3

PURCHASE OLBIGATIONS:
Entertainment Contracts
Boyd Gaming Corporation	0.1	0.1	—	—	—	—	—
Borgata	2.1	0.7	1.4	—	—	—	—

Construction Projects
Boyd Gaming Corporation	11.4	11.4	—	—	—	—	—
Borgata	—	—	—	—	—	—	—

Other
Boyd Gaming Corporation	97.5	19.9	35.7	14.9	4.1	2.9	20.0
Borgata	1.7	0.2	0.5	0.4	0.3	0.3	—

OTHER LONG-TERM CONTRACTS:
Boyd Gaming Corporation	9.6	1.0	1.6	1.6	1.6	1.1	2.7
Borgata	212.6	10.3	20.7	20.7	13.4	13.4	134.1

TOTAL CONTRACTUAL OBLIGATIONS	$6,715.2	$208.0	$385.5	$361.2	$1,077.2	$2,516.7	$2,166.6
(1) Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at June 30, 2014. Estimated interest payments for variable-rate debt are based on rates at June 30, 2014.

Contingencies
Borgata Property Taxes
Borgata filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata's real property at approximately $2.3 billion. The Tax Court found in favor of Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City ("City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. Borgata has paid its property tax obligations consistent with the assessor's valuation and based on the Tax Court's decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, Borgata entered into a settlement agreement with the City of Atlantic City. The agreement resolved the tax appeal complaints filed by Borgata in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, Borgata is entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for tax year 2014. Additionally, the City of Atlantic City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, Borgata believes that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, Borgata has agreed to relinquish its right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to Borgata through a bond issuance; however, such bond issuance is subject to additional state and local agency approvals and general market conditions at the time of the proposed issuance. In the event that the City does not issue bonds, or otherwise fails to pay the refund, Borgata retains its right to compel a trial on the filed appeals., We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.
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

Accounting Standards Update 2014-12 Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("Update 2014-12")
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12. Update 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("Update 2014-09")
In May 2014, the FASB issued ASU 2014-09. Update 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The impact of the adoption of Update 2014-09 to the Company's consolidated financial position or results of operations is currently under evaluation.

Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08")
In April 2014, the FASB issued ASU 2014-08. Update 2014-08 raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit ("UTB") When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("Update 2013-11")
In July 2013, the FASB issued ASU 2013-11. The objective of Update 2013-11 is to provide guidance on the financial statement presentation of an Unrecognized Tax Benefit ("UTB") when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is required to present an UTB in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of Update 2013-11 did not have a material effect on our consolidated financial statements.
Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "outlook," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "estimate," "should," "may," "assume," and "continue," or the negative thereof or comparable terminology, and may include statements regarding:

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

•	our expectations with respect to Borgata, including our responsibility and control over day-to-day operations and the use of managerial resources;

•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market recovers and expands;

•	our expectations with respect to the valuation of tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

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

•
that our $600.0 million senior secured revolving credit facility (including a $100.0 million swing loan sublimit) (the "Revolving Credit Facility"), provided for by the Credit Agreement; the Peninsula $50.0 million senior secured revolving credit facility (including a $15.0 million swing loan sublimit) (the "Peninsula Revolving Credit Facility"), provided for by the Peninsula Credit Agreement (as defined below); the MDFC $60.0 million payment priority secured revolving credit facility (the "Borgata Revolving Credit Facility:), provided for by the Borgata Credit Agreement (as defined below) and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our ability to fund any expansion projects using cash flows from operations and availability under the Boyd Gaming Credit Facility or through additional debt issuances;

•	our market risk exposure and efforts to minimize risk;

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

•
our expectations regarding Congress legalizing online gaming in the United States as well as the continued expansion of online gaming as a result of the passage of new authorizing legislation in various states;

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

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•	the future results of Peninsula's gaming properties;

•	our expectations with respect to Kansas Star, including our expectation to continue to meet completion dates for the future development of the Kansas Star facility;

•	our belief that recently issued accounting pronouncements will not have a material impact on our financial statements;

•
our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the Credit Agreement, the Credit Agreement, dated as of November 14, 2012, by and among Peninsula, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer (the "Peninsula Credit Agreement") and the Amended and Restated Credit Agreement, dated as of July 24, 2013, by and among MDFC, Marina District Development Company, LLC ("MDDC"), certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender (the "Borgata Credit Agreement");

•	expectations, plans, beliefs, hopes or intentions regarding the future; and

•	assumptions underlying any of the foregoing statements.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The effects of intense competition that exists in the gaming industry.

•	The prolonged effects from the recent economic downturn and its impact on consumer spending.

•
The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

•	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	poor performance or nonperformance of any of our partners or other third parties upon whom we are relying in connection with any of our projects;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure by us (including Peninsula), our partners, or Borgata to obtain financing on acceptable terms, or at all; and

•	failure to obtain necessary government or other approvals on time, or at all.

•	The risk that USCG may not continue to allow in-place underwater inspections of our riverboats.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under the Revolving Credit Facility, the Peninsula Revolving Credit Facility or the Borgata's Revolving Credit Facility and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•
The risk that we, Peninsula or Borgata may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we, Peninsula or Borgata do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in the Credit Agreement, and the risks associated with Borgata's ability to comply with the minimum consolidated EBITDA and minimum liquidity covenants in its Borgata Credit Agreement, and the risks associated with Peninsula's ability to comply with the Consolidated Leverage Ratio and Coverage Ratio, each as defined in the Peninsula Credit Agreement.

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

•
The risk that the instability in the financial condition of our lenders could have a negative impact on the Revolving Credit Facility, the Peninsula Revolving Credit Facility and the Borgata Revolving Credit Facility.

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the recent economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the mid-Atlantic region.

•	Borgata's expected liabilities under the multiemployer pensions in which it operates.

•	The risk of failing to maintain the integrity of customer data.

•	The risks relating to the stock market, including price and volume fluctuations that may harm the market price of our common stock.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our, Peninsula's and Borgata's bank credit facilities. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2014 , Boyd Gaming Corporation, Peninsula, and Borgata's long-term variable-rate borrowings represented approximately 64.7%, 68.7% and 51.1%, of total long-term debt, respectively. Based on June 30, 2014 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $14.1 million, $7.7 million, and $4.1 million for Boyd Gaming Corporation, Peninsula and Borgata, respectively.

See also "Liquidity and Capital Resources" above.

Item 4.     Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 1A. Risk Factors
We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.
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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.
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

Following legalization in New Jersey in February 2013, Borgata launched its real-money online gaming site with bwin.party Digital Entertainment PLC ("bwin") in November 2013. While this site has captured a 38.8% market share, we expect that we will face increased competition, both to our online site and to our other properties, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

The possible future expansion of gaming in Wisconsin, if approved, could impact the operating results of the Diamond Jo Dubuque. Further, the Kansas Star could, in the future, face competition from the Wichita Greyhound Park, located approximately 30 miles away in Park City, Kansas. While gaming is not currently permitted in Sedgwick County, Kansas (the site of the Wichita Greyhound Park), the Kansas Expanded Lottery Act permits the installation of slot machines at race tracks under certain conditions. If the Kansas legislature authorized a new gaming referendum in Sedgwick County and such referendum was approved, and certain other regulatory conditions were satisfied, the Wichita Greyhound Park could be permitted to install slot machines.

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam's Town Shreveport. The Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon successful negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility. In July 2014, the U.S. Department of Interior rejected the Wyandotte Nation's trust application for the Park City land. However, the Nation has indicated it will seek to appeal this ruling.

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
The global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition, as well as our access to capital, in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the recent global financial crisis had far-reaching adverse consequences across many industries, including the gaming industry. The crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have recovered and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our, Peninsula's or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. The results of our annual scheduled impairment tests performed in fourth quarter 2013 required us to record non-cash impairment charges of $4.1 million, which were comprised of $3.2 million of impairments of certain trade names acquired in the Peninsula Acquisition and $0.9 million to further impair the Sam's Town Shreveport gaming license. We had recorded a non-cash impairment charge of $17.5 million to the Sam's Town Shreveport gaming license in connection with the 2012 annual impairment test. This property's operating results have been impacted by weaker discretionary consumer spending and increased competition in its market.

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

Our partner in MDDC, the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, has transferred its 50% interest and we do not have the ability to select the new partner.
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

This project and any other development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	changes to plans and specifications (including changes for the Kansas Star facility, some of which could require the approval of the Kansas Lottery Commission);

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

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

If we are unable to manage costs or we are unable to raise additional capital required to complete the Kansas Star facility, we may not be able to complete the project, which would have an adverse impact on our business and prospects for growth.

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

Our Lottery Gaming Facility Management Contract with the State of Kansas contractually obligates us to open certain phases of our project by certain specified dates. While thus far we have satisfied all such contractual obligations with respect to the phased construction, the final phase of the construction project (which is not yet complete) must be completed no later than January 2015, as set forth in the Management Contract. However, if we fail to meet the future completion date for our entire construction project, we would be in breach of the Management Contract. If we breach our Management Contract, the State of Kansas has certain remedies, up to and including cancellation of our contract, which if it occurred, would cause a material adverse impact with respect to our business, results of operations, cash flows and financial condition.

Risks Related to the Regulation of our Industry
We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, New Jersey Division of Gaming Enforcement, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject has been filed as Exhibit 99.3 to our Registration Statement on Form S-4, which was filed on April 19, 2013. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

Gambling
Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. For example, in 1996, the State of Louisiana adopted a statute in connection with which votes were held locally where gaming operations were conducted and which, had the continuation of gaming been rejected by the voters, might have resulted in the termination of operations at the end of their current license terms. During the 1996 local gaming referendums, Lafayette Parish voted to disallow gaming in the Parish, whereas St. Landry Parish, the site of our racino, voted in favor of gaming. All parishes where riverboat gaming operations are currently conducted voted to continue riverboat gaming, but there can be no guarantee that similar referenda might not produce unfavorable results in the future. Proposals to amend or supplement the Louisiana Riverboat Economic Development and Gaming Control Act and the Pari-Mutuel Act also are frequently introduced in the Louisiana State legislature. In the 2001 session, a representative from Orleans Parish introduced a proposal to repeal the authority of horse racetracks in Calasieu Parish (the site of Delta Downs) and St. Landry Parish (the site of Evangeline Downs) to conduct slot machine gaming at such horse racetracks and to repeal the special taxing districts created for such purposes. If adopted, this proposal would have effectively prohibited us from operating the casino portion of our racino. In addition, the Louisiana legislature, from time to time, considers proposals to repeal the Pari-Mutuel Act.

The legislation permitting gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." Such "qualified sponsoring organizations" may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the "qualified sponsoring organization" of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. The WCDA, pursuant to the WCDA Operating Agreement, serves as the "qualified sponsoring organization" of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015, and is subject to automatic three-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our "qualified sponsoring organization" with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative "qualified sponsoring organization" as required by our gaming license, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

Regulation of Directors, Officers, Key Employees and Partners
Our directors, officers, key employees, joint venture partners and certain shareholders must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position, a joint venture partner, or shareholder unsuitable, we would be required to sever our relationship with that person, or the joint venture partner or shareholder may be required to dispose of their interest. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.

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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, it could adversely affect our business, financial conditions, results of operations and cash flow. Our ability to incur additional indebtedness in the future to finance casino development projects could be materially and adversely affected. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.9 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our off-track betting parlors. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, Amelia Belle has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. KSC is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which are estimated to be approximately $3.9 million on an annual basis.

New Jersey Taxes
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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Further, the location of the Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to any of our other properties.

It is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

Borgata is a participant in certain multiemployer pension plans, and the plans have been certified in critical status by the funds' actuary.
In connection with Borgata's collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, it participates in the UNITE HERE National Retirement Fund pension plan (the "Fund"). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the "PPA"). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the "Rehabilitation Plan") with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. On May 28, 2010, Borgata agreed upon a schedule with Local 54/UNITE HERE pursuant to which it began making increased monthly contributions to the Fund effective October 1, 2011.

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

Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. The exact amount of potential exposure depends upon, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which it contributes, at that time.

Risks Related to our Properties
We own facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.

For example, due to flooding of the Mississippi River, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica. We were able to reopen on May 28, 2011. In addition, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway in 2011, due to imminent threat of severe flooding.

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
Moreover, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Furthermore, our properties in Iowa, Kansas, Illinois and Indiana are at risk of experiencing snowstorms, tornadoes and flooding.
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
Although we have "all risk" property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

We also have "builder's risk" insurance coverage for our development and expansion projects. Builder's risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder's risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder's risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.

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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than half of the room nights sold. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by ABS Consulting ("ABSC"). ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam's Town Shreveport commenced during 2010. The Amelia Belle is also inspected by the ABSC. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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
We lease certain parcels of land on which The Orleans, Suncoast, Treasure Chest, Sam's Town Shreveport, IP and Borgata's hotels and gaming facilities are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

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
As of June 30, 2014, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

In addition to our debt instruments, our indirect subsidiaries, Marina District Finance Company, Inc. ("MDFC") and Peninsula, each have a significant amount of indebtedness which contain restrictive covenants that impose significant operating and financial restrictions on each company, including limitations on dividends, distributions and certain other restricted payments, which could have a significant adverse effect on our business, results of operations and financial condition.

Note 10, Long-Term Debt, included in the notes to our audited consolidated financial statements provided in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, contains further disclosure regarding our, Peninsula's and Borgata's current outstanding debt.

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
The terms of the Peninsula indebtedness limits the payment of dividends (other than tax distributions), distributions and management fees from Peninsula to Boyd Acquisition II, LLC ("HoldCo"). The promissory note that HoldCo entered into upon the closing of the Peninsula Acquisition (the "HoldCo Note"), which we entered into upon the closing of the Peninsula Acquisition, imposes limitations on HoldCo and on Peninsula and Peninsula's subsidiaries with respect to (i) incurrence of indebtedness, (ii) liens, (iii) consolidations and mergers, (iv) sales and other dispositions of assets and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula or upon a change of control.

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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Boyd Gaming Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the Boyd Gaming Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
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

If availability under our Revolving Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of June 30, 2014. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
10.1	Amended and Restated Settlement Agreement effective as of June 5, 2014, by and between Marina District Development Co., LLC, and the City of Atlantic City	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer