Form 10-Q
period 2014-09-30
BOYD GAMING CORP
filed 2014-11-07
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common stock, $0.01 par value	108,424,772

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I. Financial Information
Item 1.    Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30,	December 31,
(Unaudited)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$120,910	$177,838
Restricted cash	25,163	20,686
Accounts receivable, net	26,873	65,569
Inventories	16,041	19,719
Prepaid expenses and other current assets	37,599	42,460
Income taxes receivable	738	1,143
Deferred income taxes and current tax assets	3,127	7,265
Total current assets	230,451	334,680
Property and equipment, net	2,278,854	3,505,613
Investment in unconsolidated subsidiary	221,400	—
Debt financing costs, net	60,679	84,209
Other assets, net	49,977	61,259
Intangible assets, net	982,910	1,070,660
Goodwill, net	685,310	685,310
Total assets	$4,509,581	$5,741,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$27,693	$33,559
Accounts payable	68,636	75,478
Accrued liabilities	251,109	341,947
Deferred income taxes and other current tax liabilities	2,849	2,879
Total current liabilities	350,287	453,863
Long-term debt, net of current maturities	3,432,725	4,352,932
Deferred income taxes	154,449	155,218
Other long-term tax liabilities	28,706	42,188
Other liabilities	80,807	87,093
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 108,424,772 and 108,155,002 shares outstanding	1,084	1,082
Additional paid-in capital	914,391	902,496
Accumulated deficit	(452,692)	(432,074)
Accumulated other comprehensive loss	(226)	(1,517)
Total Boyd Gaming Corporation stockholders' equity	462,557	469,987
Noncontrolling interest	50	180,450
Total stockholders' equity	462,607	650,437
Total liabilities and stockholders' equity	$4,509,581	$5,741,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
REVENUES
Operating revenues
Gaming	$631,668	$633,237	$1,859,339	$1,893,722
Food and beverage	115,072	114,397	332,068	338,975
Room	75,330	72,299	210,072	203,308
Other	44,441	43,808	124,574	125,017
Gross revenues	866,511	863,741	2,526,053	2,561,022
Less promotional allowances	127,668	125,172	356,327	348,121
Net revenues	738,843	738,569	2,169,726	2,212,901
COST AND EXPENSES
Operating costs and expenses
Gaming	294,118	302,373	867,506	887,436
Food and beverage	61,511	57,655	179,976	181,950
Room	14,679	12,556	42,330	41,611
Other	33,554	33,056	91,708	92,429
Selling, general and administrative	113,436	122,837	349,494	373,865
Maintenance and utilities	45,050	45,735	131,337	125,986
Depreciation and amortization	66,168	69,002	198,245	209,358
Corporate expense	15,064	12,084	52,605	42,588
Preopening expense	1,262	1,675	3,836	4,829
Impairments of assets	18,279	1,250	20,205	6,282
Asset transactions costs	3,064	(1,362)	5,078	2,265
Other operating items, net	(1,116)	3,386	(1,863)	5,181
Total operating costs and expenses	665,069	660,247	1,940,457	1,973,780
Operating income	73,774	78,322	229,269	239,121
Other expense (income)
Interest income	(466)	(553)	(1,412)	(1,779)
Interest expense, net	75,420	83,145	226,219	266,953
Loss on early extinguishments of debt	71	27,141	1,129	29,513
Other, net	116	136	498	(335)
Total other expense, net	75,141	109,869	226,434	294,352
Income (loss) from continuing operations before income taxes	(1,367)	(31,547)	2,835	(55,231)
Income taxes benefit (expense)	(1,961)	(3,048)	(12,050)	3,478
Loss from continuing operations, net of tax	(3,328)	(34,595)	(9,215)	(51,753)
Income from discontinued operations, net of tax	—	—	—	10,790
Net loss	(3,328)	(34,595)	(9,215)	(40,963)
Net (income) loss attributable to noncontrolling interest	(11,777)	(2,672)	(11,403)	8,039
Net loss attributable to Boyd Gaming Corporation	$(15,105)	$(37,267)	$(20,618)	$(32,924)

Basic net income (loss) per common share:
Continuing operations	$(0.14)	$(0.37)	$(0.19)	$(0.47)
Discontinued operations	—	—	—	0.12
Basic net loss per common share	$(0.14)	$(0.37)	$(0.19)	$(0.35)
Weighted average basic shares outstanding	109,923	101,555	109,854	93,122

Diluted net income (loss) per common share:
Continuing operations	$(0.14)	$(0.37)	$(0.19)	$(0.47)
Discontinued operations	—	—	—	0.12
Diluted net loss per common share	$(0.14)	$(0.37)	$(0.19)	$(0.35)
Weighted average diluted shares outstanding	109,923	101,555	109,854	93,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
Net loss	$(3,328)	$(34,595)	$(9,215)	$(40,963)
Other comprehensive loss, net of tax:
Fair value of adjustments to available-for-sale securities, net of tax	681	52	1,291	167
Comprehensive loss	(2,647)	(34,543)	(7,924)	(40,796)
Less: net income (loss) attributable to noncontrolling interest	11,777	2,672	11,403	(8,039)
Comprehensive loss attributable to Boyd Gaming Corporation	$(14,424)	$(37,215)	$(19,327)	$(32,757)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net income (loss)	—	—	—	(20,618)	—	11,403	(9,215)
Comprehensive income attributable to Boyd	—	—	—	—	1,291	—	1,291
Stock options exercised	131,229	2	982	—	—	—	984
Release of restricted stock units, net of tax	138,541	—	(326)	—	—	—	(326)
Share-based compensation costs	—	—	11,239	—	—	—	11,239
Noncontrolling interests contribution	—	—	—	—	—	30	30
Deconsolidation of Borgata on September 30, 2014	—	—	—	—	—	(191,833)	(191,833)
Balances, September 30, 2014	108,424,772	$1,084	$914,391	$(452,692)	$(226)	$50	$462,607

Balances, January 1, 2013	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127
Net income (loss)	—	—	—	(32,924)	—	(8,039)	(40,963)
Unrealized gain on investment available for sale	—	—	—	—	167	—	167
Equity offering	18,975,000	190	216,277	—	—	—	216,467
Stock options exercised	1,827,723	18	13,573	—	—	—	13,591
Restricted stock units released/settled	130,597	1	(355)	—	—	—	(354)
Share-based compensation costs	—	—	9,033	—	—	—	9,033
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, September 30, 2013	107,805,297	$1,078	$894,222	$(384,734)	$(795)	$200,701	$710,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	September 30,
(Unaudited)	2014	2013
Cash Flows from Operating Activities
Net loss	$(9,215)	$(40,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on discontinued operations, net of tax	—	(10,790)
Depreciation and amortization	198,245	209,358
Amortization of debt financing costs	14,498	16,726
Amortization of discounts on debt	5,860	13,862
Loss on early extinguishments of debt	1,129	29,513
Share-based compensation expense	11,239	9,033
Deferred income taxes	11,690	7,027
Noncash impairments of assets	20,205	8,198
Other operating activities	2,370	2,455
Changes in operating assets and liabilities:
Restricted cash	(10,299)	(4,291)
Accounts receivable, net	788	1,529
Inventories	(655)	375
Prepaid expenses and other current assets	(18,041)	(1,489)
Current other tax asset	3,575	4,062
Income taxes receivable	396	584
Other assets, net	(650)	22,519
Accounts payable and accrued liabilities	7,651	(19,093)
Other long-term tax liabilities	(3,843)	(19,569)
Other liabilities	(2,442)	4,737
Net cash provided by operating activities	232,501	233,783
Cash Flows from Investing Activities
Capital expenditures	(94,617)	(100,618)
Proceeds from sale of Echelon, net	—	343,750
Cash paid for exercise of LVE option	—	(187,000)
Proceeds from sale of other assets, net	—	4,875
Deconsolidation of Borgata	(26,891)	—
Other investing activities	3,187	198
Net cash provided by (used in) investing activities	(118,321)	61,205
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	605,000	2,711,375
Payments under Boyd Gaming bank credit facility	(698,400)	(2,738,325)
Borrowings under Peninsula bank credit facility	242,100	268,500
Payments under Peninsula bank credit facility	(283,350)	(296,688)
Borrowings under Borgata bank credit facility	410,900	297,100
Payments under Borgata bank credit facility	(444,900)	(300,800)
Debt financing costs	(289)	(36,396)
Payments on long-term debt	(7)	(10,818)
Payments on retirements of long-term debt	(2,850)	(500,272)
Stock options exercised	984	13,591
Restricted stock units released, net	(201)	(354)
Proceeds from sale of common stock	—	216,467
Other financing activities	(95)	—
Net cash used in financing activities	(171,108)	(376,620)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(2,144)
Cash flows from investing activities	—	56,751
Net cash used in discontinued operations	—	54,607
Change in cash and cash equivalents	(56,928)	(27,025)
Cash and cash equivalents, beginning of period	177,838	192,545
Change in cash classified as discontinued operations	—	283
Cash and cash equivalents, end of period	$120,910	$165,803
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$218,499	$248,862
Cash paid (received) for income taxes, net of refunds	232	(6,424)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$10,005	$7,849
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".
We are a diversified operator of 21 wholly owned gaming entertainment properties and one property, Borgata Hotel Casino & Spa ("Borgata"), in which we hold a non-controlling 50% equity interest in the limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey.

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

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming and its wholly owned subsidiaries. Investments in unconsolidated affiliates, which do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 30, 2014, our Atlantic City partner reacquired its ownership interest in and its substantive participation rights in the management of Borgata. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests from our balance sheet. We will account for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. (See Note 4.)

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 14, 2014.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as a promotional allowance. Promotional allowances also include incentives earned in our slot bonus program such as cash, complimentary play, and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food and beverage, and to a lesser extent for other goods or services, depending upon the property.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Rooms	$40,420	$39,296	$112,825	$109,737
Food and beverage	53,247	52,708	152,462	153,361
Other	34,001	33,168	91,040	85,023
Total promotional allowances	$127,668	$125,172	$356,327	$348,121

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Rooms	$15,371	$15,361	$43,956	$44,505
Food and beverage	46,841	47,252	133,889	136,435
Other	6,512	6,499	17,199	17,058
Total cost of promotional allowances	$68,724	$69,112	$195,044	$197,998

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $96.8 million and $99.2 million for the three months ended September 30, 2014 and 2013, respectively, and $289.4 million and $303.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

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

Due to the net loss for the nine months ended September 30, 2014, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Potential dilutive effect	904.6	952.8	926.1	942.4

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2014-15 Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("Update 2014-15")
In August 2014, the FASB issued Update 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. The impact of the adoption of Update 2014-15 is currently under evaluation.

Accounting Standards Update 2014-12 Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("Update 2014-12")
In June 2014, the Financial Accounting Standards Board ("FASB") issued Update 2014-12. Update 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit ("UTB") When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("Update 2013-11")
In July 2013, the FASB issued Update 2013-11. The objective of Update 2013-11 is to provide guidance on the financial statement presentation of an UTB when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is required to present an UTB in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of Update 2013-11 did not have a material effect on our consolidated financial statements.

Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("Update 2014-09")
In May 2014, the FASB issued Update 2014-09. Update 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The impact of the adoption of Update 2014-09 to the Company's consolidated financial position or results of operations is currently under evaluation.

Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08")
In April 2014, the FASB issued Update 2014-08. Update 2014-08 raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    DISPOSITION
Discontinued Operations - Disposition of Dania Jai-Alai
On May 22, 2013, we consummated the sale of certain assets and liabilities of the Dania pari-mutuel facility ("Dania Jai-Alia"), located in Broward County, Florida, for a sales price of $65.5 million. The sale was pursuant to an asset agreement (the "New Dania Agreement") that we entered into with Dania Entertainment Center, LLC ("Dania Entertainment"). As part of the New Dania Agreement, the $5 million non-refundable deposit and $2 million fees paid to us in 2011 by Dania Entertainment were applied to the sales price, and we received $58.5 million in cash and recorded a pre-tax gain of $18.9 million in second quarter 2013. We have presented the results of Dania Jai-Alai Business as discontinued operations for all periods presented in these condensed consolidated financial statements. There were no assets and liabilities of the discontinued operation as of September 30, 2014 and December 31, 2013.

NOTE 4.    DECONSOLIDATION OF CERTAIN INTERESTS
Borgata Hotel Casino and Spa
The Company and MGM Resorts International ("MGM") each originally held a 50% interest in Marina District Development Holding Co., LLC ("Holding Company"). Holding Company owns all the equity interests in Marina District Development Company, LLC ("MDDC"), d.b.a. Borgata Hotel Casino and Spa ("Borgata"). We are the managing member of Holding Company, and we are responsible for the day-to-day operations of Borgata.

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's interest in Holding Company ("MGM Interest") to a divestiture trust (the "Divestiture Trust") established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement (the "NJDGE").

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the New Jersey Casino Control Commission ("NJCCC"). Upon the transfer of MGM's ownership interest into the Divestiture Trust on March 24, 2010,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

we determined that we had control, as defined in the relevant accounting literature, of Holding Company and commenced consolidating the business as of that date.  Subsequent to a Joint Petition of MGM, the Company and Holding Company, on February 13, 2013, the NJCCC approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in Holding Company.

The NJCCC approved MGM’s application for licensure on September 10, 2014. On September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its Borgata interest and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests recorded for Holding Company from our balance sheet, and will account for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. As a result of the deconsolidation, we adjusted the book value of our investment to equal fair value and recognized a loss due to the deconsolidation of $12.1 million in our third quarter 2014 results, which was recorded in impairments of assets on our condensed consolidated statement of operations. We will account for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation.

We determined the fair value of our investment in Borgata as of the date of deconsolidation using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guideline public company method. Specifically, the income approach focuses on the expected cash flows of the Borgata for a finite period of years and discounting them to present value. The market approach focuses on comparing the Borgata to selected reasonable similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of Borgata relative to the selected guideline companies; and (iii) applied to the operating data of Borgata to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from a sale of Borgata.  Using these models, we determined that the fair value of our investment in Borgata at September 30, 2014, was $221.4 million.

The following table presents the carrying values of the major categories of assets and liabilities of Borgata, immediately preceding its deconsolidation on September 30, 2014, which are excluded from our consolidated balance sheet as of September 30, 2014:

September 30,
(In thousands)	2014
ASSETS
Current assets	$98,119
Long-term assets	1,220,036
Total Assets	$1,318,155

LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$106,666
Long-term liabilities	786,278
Noncontrolling interests	191,833
Total Liabilities and Noncontrolling Interests	$1,084,777

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Land	$229,684	$336,079
Buildings and improvements	2,508,826	3,852,039
Furniture and equipment	1,067,571	1,332,090
Riverboats and barges	189,536	189,175
Construction in progress	82,493	72,141
Other	14,555	21,750
Total property and equipment	4,092,665	5,803,274
Less accumulated depreciation	1,813,811	2,297,661
Property and equipment, net	$2,278,854	$3,505,613

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the three months ended September 30, 2014 and 2013 was $57.5 million and $56.9 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $172.6 million and $173.6 million, respectively.

NOTE 6.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.8 years	$154,000	$(93,715)	$—	$60,285
Favorable lease rates	32.7 years	45,370	(10,694)	—	34,676
Development agreement	—	21,373	—	—	21,373
		220,743	(104,409)	—	116,334

Indefinite lived intangible assets:
Trademarks and other	Indefinite	129,501	—	(3,200)	126,301
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,084,636	(33,960)	(184,100)	866,576
Balance, September 30, 2014		$1,305,379	$(138,369)	$(184,100)	$982,910

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

	December 31, 2013
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	3.6 years	$154,000	$(68,733)	$—	$85,267
Non-competition agreement	—	3,200	(3,200)	—	—
Favorable lease rates	34.4 years	45,370	(9,912)	—	35,458
Development agreement	—	21,373	—	—	21,373
		223,943	(81,845)	—	142,098

Indefinite lived intangible assets:
Trademarks and other	Indefinite	196,487	—	(8,200)	188,287
Gaming license rights	Indefinite	955,135	(33,960)	(180,900)	740,275
		1,151,622	(33,960)	(189,100)	928,562
Balance, December 31, 2013		$1,375,565	$(115,805)	$(189,100)	$1,070,660

NOTE 7.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Payroll and related expenses	$67,371	$90,602
Interest	28,290	47,497
Gaming liabilities	38,880	58,145
Player loyalty program liabilities	19,360	25,159
Accrued liabilities	97,208	120,544
Total accrued liabilities	$251,109	$341,947

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 8.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		September 30, 2014
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Sept. 30, 2014	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	3.67%	$1,374,325	$(3,750)	$—	$1,370,575
9.125% senior notes due 2018	9.13%	500,000	—	(5,155)	494,845
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	6.00%	147,320	(13,228)	—	134,092
		2,371,645	(16,978)	(5,155)	2,349,512

Peninsula Segment Debt:
Bank credit facility	4.25%	760,900	—	—	760,900
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	6	—	—	6
		1,110,906	—	—	1,110,906
Total long-term debt		3,482,551	(16,978)	(5,155)	3,460,418
Less current maturities		27,693	—	—	27,693
Long-term debt, net		$3,454,858	$(16,978)	$(5,155)	$3,432,725

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

		December 31, 2013
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2013	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	3.66%	$1,467,725	$(4,233)	$—	$1,463,492
9.125% senior notes due 2018	9.13%	500,000	—	(6,082)	493,918
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	6.00%	143,030	(17,371)	—	125,659
		2,460,755	(21,604)	(6,082)	2,433,069

Peninsula Segment Debt:
Bank credit facility	4.20%	802,150	—	—	802,150
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	12	—	—	12
		1,152,162	—	—	1,152,162
Total Boyd Debt		3,612,917	(21,604)	(6,082)	3,585,231

Borgata Debt:
Bank credit facility	3.86%	39,900	—	—	39,900
Incremental term loan	6.75%	380,000	(3,766)	—	376,234
9.875% senior secured notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
Total Borgata Debt		813,400	(5,577)	(6,563)	801,260
Less current maturities		33,559	—	—	33,559
Long-term debt, net		$4,392,758	$(27,181)	$(12,645)	$4,352,932

Boyd Gaming Debt
Boyd Bank Credit Facility
The net amounts outstanding under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") were:

(In thousands)	September 30, 2014	December 31, 2013
Revolving Credit Facility	$266,250	$295,000
Term A Loan	234,375	246,875
Term B Loan	858,750	897,750
Swing Loan	11,200	23,867
Total outstanding borrowings under the Boyd Gaming Credit Facility	$1,370,575	$1,463,492

At September 30, 2014, approximately $1.4 billion was outstanding under the Boyd Gaming Credit Facility and $7.7 million was allocated to support various letters of credit, leaving remaining contractual availability of $311.1 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

HoldCo Note
In accordance with its terms, $4.3 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note during the second quarter of 2014.

Peninsula Segment Debt
Bank Credit Facility
At September 30, 2014, approximately $760.9 million was outstanding under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") and $5.6 million was allocated to support various letters of credit, leaving remaining contractual availability of $30.0 million.

Under the First Amendment to the Credit Agreement entered into on May 1, 2013 (the "Amendment"), Peninsula is allowed to pay its quarterly amortization installments prior to the last day of the applicable quarter. As of September 30, 2014, Peninsula has voluntarily paid its quarterly amortization installment due on or before December 31, 2014. As such, current maturities of long-term debt and leases on the condensed consolidated balance sheet as of September 30, 2014, reflect only three quarterly amortization installments for those installment payments due on or before March 31, 2015, June 30, 2015, and September 30, 2015.

Loss on Debt Extinguishments and Modifications
During the three and nine months ended September 30, 2014, Peninsula incurred non-cash charges of $0.1 million and $1.1 million, respectively, for deferred debt financing costs written off, which represents the ratable reduction in borrowing capacity due to optional prepayments made during these periods.

Covenant Compliance
As of September 30, 2014, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Gaming	$49	$59	$231	$176
Food and beverage	9	12	44	34
Room	4	5	21	16
Selling, general and administrative	247	298	1,173	894
Corporate expense	1,217	1,675	9,962	7,913
Other operating items, net	(192)	—	(192)	—
Total share-based compensation expense	$1,334	$2,049	$11,239	$9,033

NOTE 11.    NONCONTROLLING INTEREST
Noncontrolling interest primarily represents (i) until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control; and (ii) until the Echelon sale, which closed on March 4, 2013, all 100% of the members' equity interest in LVE, the variable interest entity which had been consolidated in our financial statements, but in which we held no equity interest.

Changes in the noncontrolling interest are as follows:

	Nine Months Ended September 30, 2014
(In thousands)	Holding Company	Other	Total
Balance, January 1, 2014	$180,430	$20	$180,450
Attributable net income	11,403	—	11,403
Capital contributions	—	30	30
Deconsolidation of Borgata on September 30, 2014	(191,833)	—	(191,833)
Balance, September 30, 2014	$—	$50	$50

	Nine Months Ended September 30, 2013
(In thousands)	Holding Company	LVE	Other	Total
Balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Attributable net loss	(7,596)	(443)	—	(8,039)
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, September 30, 2013	$200,681	$—	$20	$200,701

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	September 30, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$120,910	$120,910	$—	$—
Restricted cash	25,163	25,163	—	—
Investment available for sale	18,153	—	—	18,153

Liabilities
Merger earnout	$225	$—	$—	$225
Contingent payments	4,258	—	—	4,258

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$177,838	$177,838	$—	$—
Restricted cash	20,686	20,686	—	—
CRDA deposits	4,613	—	—	4,613
Investment available for sale	17,128	—	—	17,128

Liabilities
Merger earnout	$1,125	$—	$—	$1,125
Contingent payments	4,343	—	—	4,343

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at September 30, 2014 and December 31, 2013.

CRDA Deposits
The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at December 31, 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.7 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of September 30, 2014 and December 31, 2013. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At September 30, 2014 and December 31, 2013, $0.4 million and $0.3 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2014 and December 31, 2013, $17.8 million and $16.8 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.4 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to Peninsula Gaming Partners, LLC, in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At September 30, 2014 and December 31, 2013, there were outstanding liabilities of $0.2 million and $1.1 million, respectively, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At both September 30, 2014 and December 31, 2013, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligations of $3.4 million, which were included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended September 30, 2014
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at July 1, 2014	$17,443	$(450)	$(4,278)
Deposits	—	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	29	225	(181)
Included in other comprehensive income (loss)	681	—	—
Transfers in or out of Level 3	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	—	201
Ending balance at September 30, 2014	$18,153	$(225)	$(4,258)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$29	$—	$—
Included in interest expense	—	—	(181)

	Three Months Ended September 30, 2013
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at July 1, 2013	$17,742	$25,114	$(8,983)	$(4,470)
Deposits	—	1,738	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	28	(581)	—	(191)
Included in other comprehensive income (loss)	167	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	(22,545)	—	214
Ending balance at September 30, 2013	$17,937	$3,726	$(8,983)	$(4,447)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$28	$—	$—	$—
Included in interest expense	—	—	—	(191)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

	Nine Months Ended September 30, 2014
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2014	$17,128	$(1,125)	$(4,343)
Deposits	—	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	89	900	(549)
Included in other comprehensive income (loss)	1,291	—	—
Transfers in or out of Level 3	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(355)	—	634
Ending balance at September 30, 2014	$18,153	$(225)	$(4,258)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$89	$—	$—
Included in interest expense	—	—	(549)

	Nine Months Ended September 30, 2013
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2013	$17,907	$28,464	$(9,800)	$(4,563)
Deposits	—	5,145	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	78	(7,338)	817	(578)
Included in other comprehensive income (loss)	282	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(330)	(22,545)	—	694
Ending balance at September 30, 2013	$17,937	$3,726	$(8,983)	$(4,447)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$78	$—	$—	$167
Included in interest expense	—	—	—	(578)
Included in non-operating income	—	—	817	—

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.2%
Merger earnout	Probability-based model	Estimated probability	2.0%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,094	$28,788	$28,942	Level 3
Other financial instruments	300	262	262	Level 3

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,783	$28,980	$27,608	Level 3
Other financial instruments	400	343	343	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,374,325	$1,370,575	$1,384,027	Level 2
9.125% Senior Notes due 2018	500,000	494,845	527,500	Level 1
9.00% Senior Notes due 2020	350,000	350,000	378,455	Level 1
HoldCo Note	147,320	134,092	139,954	Level 3
	2,371,645	2,349,512	2,429,936

Peninsula Segment Debt:
Bank credit facility	760,900	760,900	773,068	Level 2
8.375% Senior Notes due 2018	350,000	350,000	367,500	Level 2
Other	6	6	6	Level 3
	1,110,906	1,110,906	1,140,574
Total debt	$3,482,551	$3,460,418	$3,570,510

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
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

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about September 30, 2014 and December 31, 2013. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about September 30, 2014 and December 31, 2013. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of September 30, 2014 and December 31, 2013. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

Due to the deconsolidation of Borgata on September 30, 2014, (see Note 4), Borgata’s debt is not included in our September 30, 2014, balance sheet; therefore, estimated fair value information for Borgata’s debt is not presented as of that date. The estimated fair value of the Borgata Credit Facility at December 31, 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata Credit Facility. The estimated fair value of the Borgata incremental term loan is based on a relative value analysis performed on or about December 31, 2013. The estimated fair values of Borgata's senior secured notes as of December 31, 2013 are based on quoted market prices.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2014 or 2013.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

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

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Total Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net Revenues
Las Vegas Locals	$141,207	$140,291	$440,920	$442,808
Downtown Las Vegas	53,379	52,674	164,664	162,884
Midwest and South	210,732	214,831	631,472	668,221
Peninsula	123,579	130,722	373,606	400,416
Borgata	209,946	200,051	559,064	538,572
Total Reportable Segment Net Revenues	$738,843	$738,569	$2,169,726	$2,212,901

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$28,052	$26,350	$104,640	$104,278
Downtown Las Vegas	6,315	5,534	24,193	21,942
Midwest and South	43,593	41,936	129,890	140,243
Peninsula	42,875	45,274	132,918	144,309
Borgata	56,873	46,592	119,917	102,844
Total Reportable Segment Adjusted EBITDA	177,708	165,686	511,558	513,616

Other operating costs and expenses
Corporate expense	13,848	10,409	42,643	34,675
Deferred rent	903	956	2,714	2,872
Depreciation and amortization	66,168	69,002	198,245	209,358
Preopening expense	1,262	1,675	3,836	4,829
Share-based compensation expense	1,526	2,048	11,431	9,033
Impairments of assets	18,279	1,250	20,205	6,282
Asset transaction costs	3,064	(1,362)	5,078	2,265
Other operating charges and credits, net	(1,116)	3,386	(1,863)	5,181
Total other operating costs and expenses	103,934	87,364	282,289	274,495
Operating income	$73,774	$78,322	$229,269	$239,121

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2014	2013
Assets
Las Vegas Locals	$1,162,456	$1,190,234
Downtown Las Vegas	124,980	125,618
Midwest and South	1,330,648	1,349,155
Peninsula	1,473,592	1,511,606
Borgata	—	1,334,714
Total Reportable Segment Assets	4,091,676	5,511,327
Corporate	417,905	230,267
Other	—	137
Total Assets	$4,509,581	$5,741,731

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$91,028	$29,661	$219	$—	$120,910
Other current assets	7,391	73,633	30,061	—	(1,544)	109,541
Property and equipment, net	56,617	1,773,400	448,837	—	—	2,278,854
Investments in subsidiaries	3,340,711	177,048	—	—	(3,296,359)	221,400
Intercompany receivable	—	1,644,006	—	—	(1,644,006)	—
Other assets, net	37,872	6,638	66,146	—	—	110,656
Intangible assets, net	—	463,910	519,000	—	—	982,910
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,442,593	$4,442,457	$1,566,221	$219	$(4,941,909)	$4,509,581

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,193	$—	$—	$27,693
Other current liabilities	52,748	190,007	80,349	—	(510)	322,594
Accumulated losses of subsidiaries in excess of investment	—	—	228	—	(228)	—
Intercompany payable	672,643	—	971,726	363	(1,644,732)	—
Long-term debt, net of current maturities	2,193,920	—	1,238,805	—	—	3,432,725
Other long-term liabilities	39,225	180,754	43,983	—	—	263,962

Common stock	1,084	31,124	(27)	—	(31,097)	1,084
Additional paid-in capital	914,391	2,717,796	248,203	4,250	(2,970,249)	914,391
Retained earnings (deficit)	(452,692)	1,323,001	(1,023,014)	(4,394)	(295,593)	(452,692)
Accumulated other comprehensive loss, net	(226)	(225)	(225)	—	450	(226)
Total Boyd Gaming Corporation stockholders' equity (deficit)	462,557	4,071,696	(775,063)	(144)	(3,296,489)	462,557
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	462,557	4,071,696	(775,063)	(144)	(3,296,439)	462,607
Total liabilities and stockholders' equity	$3,442,593	$4,442,457	$1,566,221	$219	$(4,941,909)	$4,509,581

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$106,445	$33,766	$37,627	$—	$177,838
Other current assets	13,772	67,991	28,639	48,414	(1,974)	156,842
Property and equipment, net	69,309	1,808,450	460,789	1,167,065	—	3,505,613
Investments in subsidiaries	3,265,579	129,692	—	—	(3,395,271)	—
Intercompany receivable	—	1,474,412	—	—	(1,474,412)	—
Other assets, net	43,470	8,105	72,185	21,708	—	145,468
Intangible assets, net	—	465,259	545,401	60,000	—	1,070,660
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,392,130	$4,273,148	$1,613,296	$1,334,814	$(4,871,657)	$5,741,731

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,259	$3,800	$—	$33,559
Other current liabilities	57,156	186,539	70,678	103,833	2,098	420,304
Accumulated losses of subsidiaries in excess of investment	—	—	2,026	—	(2,026)	—
Intercompany payable	512,358	—	966,128	265	(1,478,751)	—
Long-term debt, net of current maturities	2,285,910	—	1,269,562	797,460	—	4,352,932
Other long-term liabilities	45,219	178,764	33,297	27,219	—	284,499

Common stock	1,082	31,124	(27)	—	(31,097)	1,082
Additional paid-in capital	902,496	2,736,895	248,083	480,833	(3,465,811)	902,496
Retained earnings (deficit)	(432,074)	1,139,826	(983,193)	(78,596)	(78,037)	(432,074)
Accumulated other comprehensive loss, net	(1,517)	—	(1,517)	—	1,517	(1,517)
Total Boyd Gaming Corporation stockholders' equity (deficit)	469,987	3,907,845	(736,654)	402,237	(3,573,428)	469,987
Noncontrolling interest	—	—	—	—	180,450	180,450
Total stockholders' equity (deficit)	469,987	3,907,845	(736,654)	402,237	(3,392,978)	650,437
Total liabilities and stockholders' equity	$3,392,130	$4,273,148	$1,613,296	$1,334,814	$(4,871,657)	$5,741,731

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$28,690	$398,573	$135,380	$209,946	$(33,746)	$738,843

Costs and expenses
Operating	450	220,640	76,790	105,982	—	403,862
Selling, general and administrative	11,665	55,703	14,164	31,973	(69)	113,436
Maintenance and utilities	—	25,967	3,967	15,116	—	45,050
Depreciation and amortization	1,246	31,475	19,309	14,138	—	66,168
Corporate expense	14,060	57	947	—	—	15,064
Preopening expenses	2	—	1,245	15	—	1,262
Impairments of assets	—	12,098	6,181	—	—	18,279
Asset transactions costs	(1)	1,852	838	375	—	3,064
Other operating items, net	592	—	1	(1,709)	—	(1,116)
Intercompany expenses	301	28,398	4,978	—	(33,677)	—
Total costs and expenses	28,315	376,190	128,420	165,890	(33,746)	665,069

Equity in earnings of subsidiaries	18,973	12	(15)	—	(18,970)	—
Operating income (loss)	19,348	22,395	6,945	44,056	(18,970)	73,774

Other expense (income)
Interest expense, net	33,230	1,254	22,661	17,809	—	74,954
Loss on early extinguishments of debt	—	—	71	—	—	71
Other, net	—	—	116	—	—	116
Total other expense, net	33,230	1,254	22,848	17,809	—	75,141

Income (loss) before income taxes	(13,882)	21,141	(15,903)	26,247	(18,970)	(1,367)
Income taxes benefit (expense)	(1,223)	5,829	(3,858)	(2,709)	—	(1,961)
Net income (loss)	(15,105)	26,970	(19,761)	23,538	(18,970)	(3,328)
Net loss attributable to noncontrolling interest	—	—	—	—	(11,777)	(11,777)
Net income (loss) attributable to controlling interest	$(15,105)	$26,970	$(19,761)	$23,538	$(30,747)	$(15,105)
Comprehensive income (loss)	$(14,424)	$27,651	$(19,080)	$23,538	$(20,332)	$(2,647)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$32,018	$400,874	$143,022	$200,051	$(37,396)	$738,569

Costs and expenses
Operating	462	223,748	80,857	100,573	—	405,640
Selling, general and administrative	11,698	58,809	15,510	36,830	(10)	122,837
Maintenance and utilities	—	25,639	4,040	16,056	—	45,735
Depreciation and amortization	1,610	30,281	22,774	14,337	—	69,002
Corporate expense	11,423	(7)	668	—	—	12,084
Preopening expense	(537)	—	1,883	329	—	1,675
Impairments of assets	—	—	1,250	—	—	1,250
Asset transactions costs	(1,692)	232	299	(201)	—	(1,362)
Other operating items, net	134	43	63	3,146	—	3,386
Intercompany expenses	301	31,768	5,317	—	(37,386)	—
Total costs and expenses	23,399	370,513	132,661	171,070	(37,396)	660,247

Equity in earnings of subsidiaries	16,822	(13,041)	—	—	(3,781)	—
Operating income (loss)	25,441	17,320	10,361	28,981	(3,781)	78,322

Other expense (income)
Interest expense, net	36,936	2,270	23,104	20,282	—	82,592
Loss on early extinguishments of debt	24,605	—	—	2,536	—	27,141
Other, net	136	—	—	—	—	136
Total other expense, net	61,677	2,270	23,104	22,818	—	109,869

Income (loss) from continuing operations before income taxes	(36,236)	15,050	(12,743)	6,163	(3,781)	(31,547)
Income taxes benefit (expense)	(1,031)	1,973	(3,259)	(731)	—	(3,048)
Income (loss) from continuing operations, net of tax	(37,267)	17,023	(16,002)	5,432	(3,781)	(34,595)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	(37,267)	17,023	(16,002)	5,432	(3,781)	(34,595)
Net income attributable to noncontrolling interest	—	—	—	—	(2,672)	(2,672)
Net income (loss) attributable to controlling interest	$(37,267)	$17,023	$(16,002)	$5,432	$(6,453)	$(37,267)
Comprehensive income (loss)	$(37,216)	$17,074	$(15,951)	$5,432	$(3,882)	$(34,543)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$87,719	$1,215,918	$410,235	$559,064	$(103,210)	$2,169,726

Costs and expenses
Operating	1,350	660,321	229,844	290,005	—	1,181,520
Selling, general and administrative	35,010	169,837	42,859	101,930	(142)	349,494
Maintenance and utilities	—	72,855	11,271	47,211	—	131,337
Depreciation and amortization	4,399	94,351	57,366	42,129	—	198,245
Corporate expense	49,884	167	2,554	—	—	52,605
Preopening expense	44	6	3,389	397	—	3,836
Impairments of assets	320	13,116	6,769	—	—	20,205
Asset transactions costs	57	3,341	1,306	374	—	5,078
Other operating items, net	164	—	84	(2,111)	—	(1,863)
Intercompany expenses	903	86,946	15,219	—	(103,068)	—
Total costs and expenses	92,131	1,100,940	370,661	479,935	(103,210)	1,940,457

Equity in earnings of subsidiaries	84,689	(9,127)	(128)	—	(75,434)	—
Operating income (loss)	80,277	105,851	39,446	79,129	(75,434)	229,269

Other expense (income)
Interest expense, net	99,045	4,542	67,893	53,327	—	224,807
Loss on early extinguishments of debt	—	—	1,129	—	—	1,129
Other, net	—	—	498	—	—	498
Total other expense, net	99,045	4,542	69,520	53,327	—	226,434

Income (loss) before income taxes	(18,768)	101,309	(30,074)	25,802	(75,434)	2,835
Income taxes benefit (expense)	(1,850)	4,377	(11,452)	(3,125)	—	(12,050)
Net income (loss)	(20,618)	105,686	(41,526)	22,677	(75,434)	(9,215)
Net loss attributable to noncontrolling interest	—	—	—	—	(11,403)	(11,403)
Net income (loss) attributable to controlling interest	$(20,618)	$105,686	$(41,526)	$22,677	$(86,837)	$(20,618)
Comprehensive income (loss)	$(19,327)	$106,977	$(40,235)	$22,677	$(78,016)	$(7,924)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$106,132	$1,253,582	$437,395	$540,505	$(124,713)	$2,212,901

Costs and expenses
Operating	1,386	680,970	241,394	279,676	—	1,203,426
Selling, general and administrative	35,183	179,365	48,131	111,227	(41)	373,865
Maintenance and utilities	—	70,087	11,073	44,826	—	125,986
Depreciation and amortization	5,008	90,992	67,910	45,448	—	209,358
Corporate expense	39,463	87	3,038	—	—	42,588
Preopening expense	563	—	5,812	387	(1,933)	4,829
Impairments of assets	—	12,734	1,250	5,032	(12,734)	6,282
Asset transactions costs	1,043	300	717	205	—	2,265
Other operating items, net	412	1,396	227	3,146	—	5,181
Intercompany expenses	912	105,158	16,669	—	(122,739)	—
Total costs and expenses	83,970	1,141,089	396,221	489,947	(137,447)	1,973,780

Equity in earnings of subsidiaries	89,932	(10,480)	—	—	(79,452)	—
Operating income (loss)	112,094	102,013	41,174	50,558	(66,718)	239,121

Other expense (income)
Interest expense, net	121,004	7,630	72,264	64,276	—	265,174
Loss on early extinguishments of debt	25,001	—	1,976	2,536	—	29,513
Other income	136	—	(471)	—	—	(335)
Total other expense, net	146,141	7,630	73,769	66,812	—	294,352

Income (loss) from continuing operations before income taxes	(34,047)	94,383	(32,595)	(16,254)	(66,718)	(55,231)
Income taxes benefit (expense)	1,123	5,939	(4,286)	702	—	3,478
Income (loss) from continuing operations, net of tax	(32,924)	100,322	(36,881)	(15,552)	(66,718)	(51,753)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	(32,924)	100,322	(13,357)	(15,552)	(79,452)	(40,963)
Net loss attributable to noncontrolling interest	—	—	—	—	8,039	8,039
Net income (loss) attributable to controlling interest	$(32,924)	$100,322	$(13,357)	$(15,552)	$(71,413)	$(32,924)
Comprehensive income (loss)	$(32,757)	$100,489	$(13,190)	$(15,552)	$(79,786)	$(40,796)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(43,397)	$188,817	$54,828	$35,866	$(3,613)	$232,501

Cash flows from investing activities
Capital expenditures	(24,090)	(36,269)	(22,635)	(11,623)	—	(94,617)
Deconsolidation of Borgata	—	—	—	(26,891)	—	(26,891)
Net activity with affiliates	—	(169,594)	5,598	98	163,898	—
Other investing activities	—	1,629	(639)	2,197	—	3,187
Net cash from investing activities	(24,090)	(204,234)	(17,676)	(36,219)	163,898	(118,321)

Cash flows from financing activities
Borrowings under bank credit facility	605,000	—	242,100	410,900	—	1,258,000
Payments under bank credit facility	(698,400)	—	(283,350)	(444,900)	—	(1,426,650)
Debt financing costs	(84)	—	—	(205)	—	(289)
Payments on long-term debt	—	—	(7)	—	—	(7)
Payments on retirements of long-term debt	—	—	—	(2,850)	—	(2,850)
Net activity with affiliates	160,285	—	—	—	(160,285)	—
Stock options exercised	984	—	—	—	—	984
Restricted stock units released, net	(201)	—	—	—	—	(201)
Other financing activities	(95)	—	—	—	—	(95)
Net cash from financing activities	67,489	—	(41,257)	(37,055)	(160,285)	(171,108)

Net change in cash and cash equivalents	2	(15,417)	(4,105)	(37,408)	—	(56,928)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$2	$91,028	$29,661	$219	$—	$120,910

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(204,968)	$348,667	$29,757	$60,308	$19	$233,783

Cash flows from investing activities
Capital expenditures	(22,927)	(36,191)	(25,102)	(16,398)	—	(100,618)
Proceeds from sale of Echelon, net	343,750	—	—	—	—	343,750
Proceeds from sale of other assets, net	4,875	—	—	—	—	4,875
Cash paid for exercise of LVE option	(187,000)	—	—	—	—	(187,000)
Investments in and advances to unconsolidated subsidiaries, net	(4,233)	—	—	—	4,233	—
Net activity with affiliates	—	(331,703)	(17,067)	(121)	348,891	—
Distributions from subsidiary	9,500	—	—	—	(9,500)	—
Other investing activities	—	—	222	(24)		198
Net cash from investing activities	143,965	(367,894)	(41,947)	(16,543)	343,624	61,205

Cash flows from financing activities
Borrowings under bank credit facility	2,711,375	—	268,500	297,100	—	3,276,975
Payments under bank credit facility	(2,738,325)	—	(296,688)	(300,800)	—	(3,335,813)
Debt financing costs	(23,562)	—	(10,288)	(2,546)	—	(36,396)
Payments on long-term debt	(10,341)	—	(477)	—	—	(10,818)
Payments on retirements of long-term debt	(459,278)	—	—	(40,994)	—	(500,272)
Advances from parent	—	—	—	4,233	(4,233)	—
Net activity with affiliates	348,910	—	—	—	(348,910)	—
Distributions to parent	—	—	(9,500)	—	9,500	—
Stock options exercised	13,591	—	—	—	—	13,591
Restricted stock units released, net	(354)	—	—	—	—	(354)
Proceeds from sale of common stock	216,467	—	—	—	—	216,467
Net cash from financing activities	58,483	—	(48,453)	(43,007)	(343,643)	(376,620)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(19,227)	(6,036)	758	—	(27,025)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$99,487	$30,866	$35,450	$—	$165,803

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

The Company has adjusted certain prior year amounts in the above condensed consolidating financial information to (1) correct the December 31, 2013 condensed consolidating balance sheet and correct the condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2013 to add Boyd Acquisition, LLC as a Guarantor and to release Echelon Resorts, LLC as a Guarantor as a result of Supplemental Indentures to the notes, (2) correct prior year intercompany revenues and expenses and equity in earnings of subsidiaries presented in the statement of operations information, (3) correct prior year amounts in the statements of cash flows to reflect certain intercompany activities between the parent and the sub-groups as cash flows from investing and financing activities that had previously been reflected within cash flows from operating activities, and (4) properly record the impact of certain reclassification and tax entries within the correct sub-group. We believe the effect of the corrections are immaterial to the prior year financial statements. The application of these adjustments to the prior year consolidating information are summarized as follows:

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2013
Total Assets
Parent	$3,392,130	$—	$3,392,130
Guarantor Subsidiaries	3,468,242	804,906	4,273,148
Non-Guarantor Subsidiaries (100% Owned)	1,592,946	20,350	1,613,296
Non-Guarantor Subsidiaries (Not 100% Owned)	1,334,814	—	1,334,814
Eliminations	(4,046,401)	(825,256)	(4,871,657)
Consolidated	$5,741,731	$—	$5,741,731

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Three Months Ended September 30, 2013
Net income (loss)
Parent	$(37,267)	$—	$(37,267)
Guarantor Subsidiaries	21,047	(4,024)	17,023
Non-Guarantor Subsidiaries (100% Owned)	(17,086)	1,084	(16,002)
Non-Guarantor Subsidiaries (Not 100% Owned)	5,432	—	5,432
Eliminations	(6,721)	2,940	(3,781)
Consolidated	$(34,595)	$—	$(34,595)

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Nine Months Ended September 30, 2013
Net income (loss)
Parent	$(32,924)	$—	$(32,924)
Guarantor Subsidiaries	109,280	(8,958)	100,322
Non-Guarantor Subsidiaries (100% Owned)	(4,266)	(9,091)	(13,357)
Non-Guarantor Subsidiaries (Not 100% Owned)	(15,552)	—	(15,552)
Eliminations	(97,501)	18,049	(79,452)
Consolidated	$(40,963)	$—	$(40,963)

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Nine Months Ended September 30, 2013
Cash flows from operating activities
Parent	$143,937	$(348,905)	$(204,968)
Guarantor Subsidiaries	16,964	331,703	348,667
Non-Guarantor Subsidiaries (100% Owned)	12,695	17,062	29,757
Non-Guarantor Subsidiaries (Not 100% Owned)	64,420	(4,112)	60,308
Eliminations	(4,233)	4,252	19
Consolidated	$233,783	$—	$233,783

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 15.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

We are a diversified operator of 21 wholly owned gaming entertainment properties and hold a 50% non-controlling equity interest in a limited liability company that operates Borgata. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into the following five reportable segments:

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

From March 2010 until September 2014, the equity interest of our joint venture partner in Borgata, MGM Resorts International (“MGM”), was held in a divestiture trust (the “Divestiture Trust”). Upon the transfer of MGM's ownership interest into the Divestiture Trust, we determined that we had control, as defined in the relevant accounting literature, of Borgata and commenced consolidating the business as of that date. After MGM received approval of its application for licensure from the New Jersey Casino Control Commission earlier in the month, on September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its interest in Borgata and its substantive participation rights in the management of Holding Company. As a result, we have deconsolidated Borgata as of the close of business on September 30, 2014. Our income statement and statement of cash flows for the nine months ended September 30, 2014, include Borgata’s financial results on a full consolidation basis. We will account for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2014	2013	2014	2013
Net revenues	$738.8	$738.6	$2,169.7	$2,212.9
Operating income	73.8	78.3	229.3	239.1
Net income (loss) attributable to Boyd Gaming Corporation	(15.1)	(37.3)	(20.6)	(32.9)

Net Revenues
Net revenues for the three months ended September 30, 2014, were essentially flat compared to the prior year period. Revenue increases at Borgata and in our Nevada segments were offset by revenue declines in the Midwest and South and Peninsula segments. The revenue increase at Borgata primarily reflects the addition of revenues from its real-money online gaming website, launched in fourth quarter 2013, and increased slot revenue due to a 26 basis point increase in slot win percentage. In our Nevada segments, revenue growth in non-gaming departments was primarily responsible for the increased revenues of those segments. The revenue declines in the Midwest and South and Peninsula segments reflect the continuing impact of a slowly recovering economy on consumer spending.

For the nine months ended September 30, 2014, net revenues declined 2.0% compared to the prior year period primarily due to revenue declines in the Midwest and South and Peninsula segments. The impact of the economy on consumer spending, compounded by the unusually severe winter weather experienced during the first quarter of 2014, negatively impacted these segments. The addition of revenues from Borgata's real-money online gaming website partially offset the revenue declines.

Operating Income
Operating income decreased 5.8% during the three months ended September 30, 2014, compared to the corresponding period of the prior year, primarily due to the inclusion in the current year of $18.3 million of impairment charges, comprised primarily of a $12.1 million charge to adjust the value of our investment in Borgata to its fair value as of the date of deconsolidation and a $6.2 million charge to adjust the carrying value of the Echelon-related construction materials inventory to its estimated net realizable value. Excluding the impairment charges from both periods, operating income increased $12.4 million, or 15.7%. The primary contributor to this increase was reduced property taxes at the Borgata.

The decline in operating income during the nine months ended September 30, 2014, compared to the corresponding period of the prior year, reflects the impairment charges recorded in the current period, the flow-through impact of the decline in revenues and increased corporate expense due to additional costs associated with corporate initiatives and higher share-based compensation expense. These increases were partially offset by lower property taxes at Borgata and reduced operating expenses reflecting our continuing emphasis on controlling our costs.

Net income (loss) attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming for the three months ended September 30, 2014 was $15.1 million, compared with a net loss of $37.3 million for the corresponding period of the prior year. The reduction in the net loss attributable to Boyd Gaming is primarily due to the inclusion in the prior year of $27.1 million in loss on early extinguishments of debt, and the reduction of interest expense.

For the nine months ended September 30, 2014, the net loss attributable to Boyd Gaming was $20.6 million, compared with a net loss of $32.9 million for the corresponding period of the prior year. The $12.3 million reduction is primarily due to the inclusion in the prior year of $29.5 million of loss on early extinguishments of debt and $10.8 million in income from discontinued operations reflecting the disposition of Dania Jai Alai, as compared to inclusion in the current year of $20.2 million of impairment charges and increased corporate expense due to additional costs associated with corporate initiatives and higher share-based compensation expense. The reduction of interest expense largely mitigated the impact of the revenue declines experienced in the first nine months of 2014 as compared to the prior year.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 73% of gross revenues for each of the three months ended September 30, 2014 and 2013, and 74% of gross revenues for each of the nine months ended September 30, 2014 and 2013. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended September 30, 2014 and 2013, and 13% for each of the nine months ended September 30, 2014 and 2013. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
REVENUES
Gaming	$631.7	$633.2	$1,859.3	$1,893.7
Food and beverage	115.1	114.4	332.1	339.0
Room	75.3	72.3	210.1	203.3
Other	44.4	43.9	124.5	125.0
Gross revenues	866.5	863.8	2,526.0	2,561.0
Less promotional allowances	127.7	125.2	356.3	348.1
Net revenues	$738.8	$738.6	$2,169.7	$2,212.9

COSTS AND EXPENSES
Gaming	$294.1	$302.4	$867.5	$887.4
Food and beverage	61.5	57.7	180.0	182.0
Room	14.7	12.6	42.3	41.6
Other	33.6	33.1	91.7	92.4
Total costs and expenses	$403.9	$405.8	$1,181.5	$1,203.4

MARGINS
Gaming	53.4%	52.2%	53.3%	53.1%
Food and beverage	46.5%	49.6%	45.8%	46.3%
Room	80.5%	82.6%	80.0%	79.5%
Other	24.5%	24.5%	26.4%	26.1%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $1.6 million, or 0.2%, decrease in gaming revenues during the three months ended September 30, 2014 as compared to the corresponding period of the prior year, was due primarily to slot volume decreases reflecting declines in casual play experienced in all segments. The revenue at Borgata from Borgata's real-money online gaming website, launched in fourth quarter 2013, and a 26 basis point increase in slot win percentage partially offset the revenue decline. Gaming expense decreased during the three months ended September 30, 2014 as compared to the same period in the prior year reflecting our focus on cost management.

The $34.4 million, or 1.8%, decrease in gaming revenues during the nine months ended September 30, 2014 as compared to the corresponding period of the prior year, was due primarily to gaming volume decreases experienced in the Midwest and South and Peninsula segments. Gaming expense decreased 2.2% during the nine months ended September 30, 2014 as compared to the same period in the prior year due to our focus on cost management.

Food and Beverage
Food and beverage revenues increased $0.7 million, or 0.6%, during the three months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily as a result of a 3.2% increase in the average guest check, which was partially offset by a 1.6% decrease in food covers. The $3.9 million increase in food and beverage costs during the three months ended September 30, 2014, versus the prior year period reflects increased cost per guest served experienced in the current year.

Food and beverage revenues decreased $6.9 million, or 2.0%, during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily as a result of lower casual player visitation in second quarter of 2014 and the impact of the unusually severe winter weather on the Midwest and South and Peninsula segments during the first quarter of 2014. The $2.0 million decrease in food and beverage costs reflects our adjustment to the lower demand, especially during the first six months of 2014, and our emphasis on cost controls.

Room
Room revenues increased by $3.0 million, or 4.2%, during the three months ended September 30, 2014, due to a 3.6% increase in ADR, compared to the corresponding period of the prior year. Room expenses increased $2.1 million during the three months ended September 30, 2014, compared to the same period in the prior year.

Room revenues increased by $6.8 million, or 3.3%, during the nine months ended September 30, 2014, due to a 2.0% increase in ADR and a 0.3 percentage point increase in the hotel occupancy rate compared to the corresponding period of the prior year. Room expenses increased $0.7 million during the nine months ended September 30, 2014, compared to the same period in the prior year.

Other
Other revenues increased $0.6 million and other expenses increased $0.5 million during the three months ended September 30, 2014, as compared to the corresponding period of the prior year. Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

Other revenues decreased $0.4 million and other expenses decreased $0.7 million during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2014	2013	2014	2013
Net revenues
Las Vegas Locals	$141.2	$140.3	$440.9	$442.8
Downtown Las Vegas	53.4	52.7	164.7	162.9
Midwest and South	210.6	214.8	631.4	668.2
Peninsula	123.6	130.7	373.6	400.4
Borgata	210.0	200.1	559.1	538.6
Net revenues	$738.8	$738.6	$2,169.7	$2,212.9

Adjusted EBITDA
Las Vegas Locals	$28.1	$26.4	$104.6	$104.3
Downtown Las Vegas	6.3	5.5	24.2	21.9
Midwest and South	43.6	41.9	129.9	140.3
Peninsula	42.9	45.3	132.9	144.3
Wholly owned Adjusted Property EBITDA	120.9	119.1	391.6	410.8
Corporate expense	(13.8)	(10.4)	(42.6)	(34.7)
Wholly owned Adjusted EBITDA	107.1	108.7	349.0	376.1
Borgata	56.9	46.6	119.9	102.8
Adjusted EBITDA	$164.0	$155.3	$468.9	$478.9

Las Vegas Locals
Net revenues increased $0.9 million during the three months ended September 30, 2014, as compared to the corresponding period of the prior year, due primarily to improvements in non-gaming departments. Room revenues for the segment increased due to a 6.5% increase in the ADR, which was partially offset by a 1.7 percentage point decline in hotel occupancy rate. Food and beverage revenue for the segment increased due to a 7.3% increase in the average guest check, partially offset by a 2.4% decrease in food covers.

Net revenues decreased $1.9 million during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year, due primarily to a 3.3% decrease in slot handle. Table game win decreased 1.8% due to a 0.39 percentage point decline in table game win percentage. Room revenues for the segment increased due to a 4.5% increase in the ADR.

Adjusted EBITDA decreased by 6.4% and 0.3%, respectively, for the three and nine months ended September 30, 2014, over the comparable prior year periods due to cost control efforts.

Downtown Las Vegas
Net revenues increased $0.7 million during the three months ended September 30, 2014, as compared to the corresponding period of the prior year, due to growth in non-gaming departments. Slot handle and table game drop decreased 5.2% and 1.0%, respectively, for the second quarter of 2014 versus the comparable prior year period. ADR for the segment increased 3.1%, partially offset by a decline in hotel occupancy rates of 2.5%. Food and beverage revenues improved due to a 1.4% increase in the average guest check and a 0.2% increase in food covers. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During the three months ended September 30, 2014, our Hawaiian market represented approximately 51% of our occupied rooms in this segment compared to 49% in the corresponding period of the prior year.

Net revenues increased $1.8 million during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year, due primarily to revenue improvements in non-gaming departments. ADR increased 3.4%, which was partially offset by a 1.5% decline in hotel occupancy. Food and beverage revenues improved due to a 1.5% increase in the average guest check, which was partially offset by a 1.4% decrease in food covers. Gaming revenues decreased due to a 5.2% decrease in slot handle for the nine months ended September 30, 2014 as compared to the comparable prior year period. During each of the nine month periods ended September 30, 2014 and 2013, our Hawaiian market represented approximately 52% of our occupied rooms in this segment.

Adjusted EBITDA for the segment for the three months ended September 30, 2014, increased $0.8 million, as compared to the corresponding prior year periods, primarily due to the flow-through effects of the revenues increases and cost control efforts.

For the nine months ended September 30, 2014, the revenue gains, coupled with our cost control efforts, resulted in the $2.3 million increase in Adjusted EBITDA, as compared to the corresponding prior year period.

Midwest and South
Net revenues decreased $4.1 million, or 1.9%, during the three months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily due to the increased gaming capacity impacting three markets: Biloxi, Shreveport and central Illinois. Gaming revenues decreased due to 2.5% and 2.0% decreases in table games drop and slot handle, respectively. The hotel occupancy rate increased 2.3% in the segment while the ADR decreased 1.3%. Food covers decreased 1.2% and average guest check increased 0.5%.

Net revenues decreased $36.7 million, or 5.5%, during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year, due to competitive issues and unusually severe winter weather in the region during the first quarter of 2014. Gaming revenues decreased due to 5.9% and 6.3% decreases in table games drop and slot handle, respectively. The hotel occupancy rate increased 2.1% in the segment while the ADR decreased 0.9%. Food covers decreased 3.3% and average guest check increased 0.4%.

The segment reported an Adjusted EBITDA increase of $1.7 million and a decrease of $10.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods. The increase in Adjusted EBITDA, despite the decrease in revenues, during the three months ended September 30, 2014, reflects our cost control efforts. The Adjusted EBITDA decline for the nine month period reflects the flow through impact of the revenue declines experienced during the period.

Peninsula
Net revenues in our Peninsula segment decreased $7.1 million, or 5.5%, for the three months ended September 30, 2014, as compared to the prior year period, due to declines in casual player visitation. Adjusted EBITDA for the Peninsula segment decreased by $2.4 million, or 5.3%, due to the revenue decline.

Net revenues in our Peninsula segment decreased $26.8 million, or 6.7%, for the nine months ended September 30, 2014, as compared to the prior year period. Operations were impacted by declines in casual player visitation and the unusually severe winter weather during the first quarter of 2014, which reduced leisure travel. Adjusted EBITDA for the Peninsula segment decreased by $11.4 million, or 7.9%, due to the revenue decline.

Borgata
Borgata's net revenues increased by $9.9 million, or 4.9%, during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Borgata's real-money online gaming website, launched in the fourth quarter of 2013, contributed $7.9 million in gross revenues, and the revenue for the land-based operation increased $3.7 million. Land-based gaming revenues benefited from an increase in slot hold percentage, which increased 0.26 percentage points compared to the same period in the prior year. Borgata retains the position as the premiere destination in the Atlantic City market with a 24.0% market share. Borgata is also the leader in the New Jersey online gaming market with a 27.4% market share for the first nine months of 2014.

Borgata's net revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 increased by $20.5 million, or 3.8%. Borgata's real-money online gaming website, launched in the fourth quarter of 2013, contributed $26.2 million in gross revenues, while the land-based operation experienced a revenue decline of $0.1 million.

Adjusted EBITDA for Borgata increased $10.3 million during the three months ended September 30, 2014, as compared to the prior year period primarily due to the impact of a lower property tax accrual due to the recent settlement with the City of Atlantic City and the flow-through effect of the increased revenues.

Adjusted EBITDA for Borgata increased $17.1 million during the nine months ended September 30, 2014, as compared to the prior year period due to the impact of the property tax accrual adjustment, partially offset by the expenses incurred related to the real-money online gaming website and higher utility costs.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2014	2013	2014	2013
Selling, general and administrative	$113.2	$122.8	$349.6	$373.9
Maintenance and utilities	45.1	45.7	131.3	126.0
Depreciation and amortization	66.2	69.0	198.2	209.4
Corporate expense	15.1	12.1	52.6	42.6
Preopening expense	1.3	1.7	3.8	4.8
Impairments of assets	18.3	1.3	20.2	6.3
Asset transactions costs	3.1	(1.4)	5.1	2.3
Other operating items, net	(1.1)	3.4	(1.9)	5.2

Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.1% and 14.2%, during the three months ended September 30, 2014 and 2013, respectively, and were 13.8% and 14.6%, during the nine months ended September 30, 2014 and 2013, respectively. The reduction in these costs in the current year versus the comparable prior year periods include in the impact of the reduced Borgata property taxes as a result of the recent settlement agreement. These costs also include marketing, technology, compliance and risk, surveillance and security. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.2% and 5.3% during the three months ended September 30, 2014 and 2013, respectively, and were 5.2% and 4.9% during the nine months ended September 30, 2014 and 2013, respectively. Maintenance and utilities expense increased compared to the same period in the prior year due to higher utility costs, especially in the Las Vegas Locals and Borgata segments.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 7.6% and 8.0% during the three months ended September 30, 2014 and 2013, respectively, and were 7.8% and 8.2% during the nine months ended September 30, 2014 and 2013, respectively. The decreases in depreciation compared to the same periods in the prior year is primarily due to a decrease in the level of amortization of intangible assets for the Peninsula segment.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, and also includes professional services and other costs incurred related to certain strategic initiatives and the corporate portion of share-based compensation expense. Corporate expense represented 1.7% and 1.4% of gross revenues during each of the three months ended September 30, 2014 and 2013, respectively, and 2.1% and 1.7% of gross revenues during each of the nine months ended September 30, 2014 and 2013, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets for the three and nine months ended September 30, 2014, included a $12.1 million charge due to the deconsolidation of Borgata and $6.2 million charge to write down the value of certain non-operating assets, both recorded during the three months ended September 30, 2014. The prior year impairment charges included a $5.0 million loss on the impairment of Borgata’s CRDA deposits

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions and other business development activities.

Other Operating Charges, Net
Other operating charges, net, generally include direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table presents our interest expense, net:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2014	2013	2014	2013
Interest Expense, net
Boyd Gaming Corporation	$38.4	$42.9	$115.3	$139.4
Peninsula	18.7	19.4	56.2	61.5
Borgata	17.8	20.3	53.3	61.9
Variable Interest Entity	—	—	—	2.4
	$74.9	$82.6	$224.8	$265.2

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,427.1	$2,563.1	$2,441.6	$2,743.3
Peninsula	1,113.0	1,179.1	1,126.6	1,186.8
Borgata	794.2	786.7	800.3	798.0

Weighted Average Interest Rates
Boyd Gaming Corporation	5.7%	6.7%	5.7%	6.8%
Peninsula	5.5%	5.5%	5.5%	5.9%
Borgata	8.3%	10.3%	8.3%	10.3%

On a consolidated basis, interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2014 decreased $7.8 million, or 9.4%, as compared to the prior year period. For Boyd Gaming Corporation, interest expense, net, decreased $4.6 million, or 10.7%, due to the impact of refinancing activities undertaken during the third quarter of 2013. Boyd Gaming Corporation used the net cash proceeds from the sales of Echelon and Dania Jai-Alai and from our August 2013 equity offering to retire outstanding debt, as reflected in the 5.3% decline in its average long-term debt balance in the three months ended September 30, 2014 versus the comparable period of 2013. The refinancing of debt also reduced the weighted average interest rate. Interest expense, net, for Peninsula for the three months ended September 30, 2014 declined $0.7 million primarily due to debt refinancing activity. The decline in interest expense, net, at Borgata for the current year period versus the prior year is due to the impact of debt refinancing activities that reduced Borgata's weighted average interest rate.

On a consolidated basis, interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2014 decreased $40.4 million, or 15.2%, as compared to the prior year period, primarily as a result of the same factors that impacted the second quarter comparison as described above. In addition, our 2013 results also included the interest expense related to the non-recourse debt of a variable interest entity. We discontinued the recognition of this interest expense upon the March 2013 sale of Echelon and the resulting deconsolidation of the variable interest entity.

Income Taxes
The effective tax rates during the three months ended September 30, 2014 and 2013 were -143.6% and -9.7%, respectively. The effective tax rates during the nine months ended September 30, 2014 and 2013 were 424.9% and 6.3%, respectively. In accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision for the quarter ended September 30, 2014 was favorably impacted by tax adjustments related to the deconsolidation of Borgata. The tax provision for the nine months ended September 30, 2014 was favorably impacted as a result of statute expirations and the reversal of interest accrued on the related unrecognized tax benefits. The tax benefit for the nine months ended September 30, 2013 was favorably impacted, as a result of an effective settlement in connection with an IRS audit, by the reversal of interest accrued on unrecognized tax benefits, our share of the tax benefit from the Borgata’s loss and by an intra-period tax allocation between continuing and discontinued operations.
The tax provision or benefit in both periods was impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance.

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

The following tables present our Adjusted Earnings (Loss) and Adjusted Earnings per Share:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
Net loss attributable to Boyd Gaming Corporation	$(15.1)	$(37.3)	$(20.6)	$(32.9)
Less: income from discontinued operations, net of tax	—	—	—	(10.8)
Adjusted net loss attributable to Boyd Gaming Corporation	(15.1)	(37.3)	(20.6)	(43.7)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	1.3	1.3	3.6	6.3
Loss on early extinguishments of debt	—	24.6	1.1	27.0
Impairments of assets	18.3	1.3	20.2	1.3
Asset transactions costs	2.7	(1.2)	4.7	2.1
Other operating charges and credits, net	0.6	0.1	0.2	2.0
Other (income) loss	0.1	—	0.4	(0.8)

Pretax adjustments related to Borgata:
Preopening expenses	—	0.4	0.3	0.5
Loss on early extinguishments of debt	—	2.5	—	2.5
Valuation adjustments related to consolidation, net	(0.7)	(0.2)	(2.0)	(0.7)
Impairments of assets	—	—	—	5.0
Asset transactions costs	0.4	(0.2)	0.4	0.2
Other operating charges and credits, net	(1.7)	3.3	(2.1)	3.1
Total adjustments	21.0	31.9	26.8	48.5

Income tax effect for above adjustments	(6.6)	—	(6.5)	(6.4)
Impact on noncontrolling interest, net	1.0	(2.9)	1.7	(5.4)
Adjusted earnings (loss)	$0.3	$(8.3)	$1.4	$(7.0)

Basis Net loss per common share	$(0.14)	$(0.37)	$(0.19)	$(0.35)
Less: (income) loss from discontinued operations, net of tax	—	—	—	(0.12)
Adjusted net loss per share attributable to Boyd Gaming Corporation	(0.14)	(0.37)	(0.19)	(0.47)
Pretax adjustments related to Boyd Gaming:
Preopening expenses, excluding impact of LVE	0.01	0.01	0.03	0.07
Loss on early extinguishments of debt	—	0.26	0.01	0.29
Impairments of assets	0.17	0.01	0.19	0.01
Asset transactions costs	0.03	(0.01)	0.05	0.02
Other operating charges and credits, net	—	—	—	0.02
Other (income) loss	—	—	—	(0.01)

Pretax adjustments related to Borgata:
Preopening expenses	—	—	—	0.01
Loss on early extinguishments of debt	—	0.02	—	0.03
Valuation adjustments related to consolidation, net	(0.01)	—	(0.02)	(0.01)
Impairments of assets	—	—	—	0.05
Asset transactions costs	—	—	—	—
Other expense (income)	(0.01)	0.03	(0.02)	10.03
Total adjustments	0.19	0.32	0.24	10.51

Income tax effect for above adjustments	(0.06)	—	(0.06)	(0.07)
Impact on noncontrolling interest	0.01	(0.03)	0.02	9.94
Adjusted earnings (loss) per share	$—	$(0.08)	$0.01	$19.91

Weighted average shares outstanding	110.8	101.6	110.8	93.1

During the three and nine months ended September 30, 2014 and 2013, the following items were included in the calculation of Adjusted Earnings and Adjusted Earnings per Share (as stated in the above table):

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

Impairments of Assets
The 2014 impairment includes the loss due to the deconsolidation of Borgata and the write-down of non-operating assets, including the Echelon construction materials inventory.

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

	September 30,	December 31,
(In millions)	2014	2013
Cash balance:
Boyd Gaming Corporation	$95.5	$109.1
Peninsula	25.4	31.2
Borgata (1)	—	37.5

Working capital (deficit):
Boyd Gaming Corporation	$(103.5)	$(80.9)
Peninsula	(15.3)	(17.1)
Borgata (1)	—	(21.6)

(1) As a result of the deconsolidation of Borgata, our consolidated balance sheet does not include the accounts of Borgata, including its cash account, at September 30,2 014.

We separately manage the working capital positions, including levels of cash and indebtedness of Boyd Gaming Corporation, Peninsula and Borgata. Each of the Businesses' respective bank credit facilities generally provide all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures, of each Business. On a daily basis, we evaluate the cash positions and adjust the balances under each Business’s respective bank credit facilities as necessary, by either borrowing against the respective facility or paying the facility down with excess cash. We also plan the timing and the amounts of each Business’s capital expenditures. We each believe that the borrowing capacity under the respective bank credit facilities, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet each Business’s projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of the respective debt or development projects is derived primarily from cash flows from operations and availability under the respective bank credit facilities, to the extent availability exists after we meet each Business’s respective working capital needs, and subject to restrictive covenants.

Boyd Gaming Corporation, Peninsula or Borgata could also seek to secure additional working capital, repay their respective current debt maturities, or fund development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under each of the bank credit facilities, or if the Business is not otherwise able to draw funds on our respective bank credit facilities, additional financing may not be available to Boyd Gaming Corporation, Peninsula or Borgata, and if available, may not be on terms favorable to Boyd Gaming Corporation, Peninsula or Borgata, as applicable.

As a result of the deconsolidation of Borgata, our consolidated balance sheet does not include the accounts of Borgata, including its cash account, at September 30, 2014.

Cash Flows Summary

	Nine Months Ended
	September 30
(In millions)	2014	2013
Net cash provided by operating activities	$232.5	$233.8

Cash flows from investing activities:
Capital expenditures	(94.6)	(100.6)
Deconsolidation of Borgata	(26.9)	—
Proceeds from sale of Echelon, net	—	343.8
Proceeds from sale of other assets, net	—	4.9
Cash paid for exercise of LVE option	—	(187.0)
Other investing activities	3.2	0.1
Net cash provided by (used in) investing activities	(118.3)	61.2
Cash flows from financing activities:
Net payments under Boyd Gaming Corporation bank credit facility	(93.4)	(27.0)
Net payments under Peninsula bank credit facility	(41.3)	(28.2)
Net payments under Borgata bank credit facility	(34.0)	(3.7)
Payments on retirements of long-term debt	(2.9)	(500.3)
Proceeds from sale of common stock	—	216.5
Other financing activities	0.5	(33.9)
Net cash used in financing activities	(171.1)	(376.6)
Net cash provided by (used in) discontinued operation	—	54.6
(Decrease) Increase in cash and cash equivalents	$(56.9)	$(27.0)

Cash Flows from Operating Activities
During the nine months ended September 30, 2014 and 2013, we generated net operating cash flow of $232.5 million and $233.8 million, respectively. Generally, operating cash flows decreased during first nine months of 2014 as compared to the prior year period due primarily to timing of working capital spending.
Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2014, we incurred net cash outflows for investing activities of $118.3 million due to our capital expenditures during the period of $94.6 million, and the $26.9 million reduction in cash due to the deconsolidation of Borgata.

During the nine months ended September 30, 2013, we generated net cash inflows from investing activities of $61.2 million primarily due to the disposition of Echelon. After consideration of the payment to exercise the option to acquire the central energy center assets from LVE, the sale of Echelon generated approximately $157.0 million in cash. Our capital expenditures for the nine months ended September 30, 2013 totaled $100.6 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.
The net cash outflows for financing activities in both the nine months ended September 30, 2014 and 2013 reflect primarily the use of cash to retire outstanding debt.

Cash Flows from Discontinued Operations
As a result of the May 2013 sale, we have presented the results of the Dania Jai-Alai business as discontinued operations through the date of sale. The net cash inflow of $54.6 million in the first half of 2013 reflects the net cash received upon the sale of Dania, net of cash used in operations during that period.

Deconsolidation of Borgata
As a result of the deconsolidation of Borgata on September 30, 2014, our consolidated balance sheet does not include the accounts of Borgata, including its cash account, as of that date. This adjustment reflects the balance of cash attributable to Borgata at the time of its deconsolidation.

Indebtedness
The balances of long-term debt for each of the Businesses and the changes in those balances are as follows:

(In millions)	September 30, 2014	December 31, 2013	Increase/ (Decrease)
Boyd Gaming Debt:
Boyd Gaming Corporation Debt:
Bank credit facility	$1,374.3	$1,467.8	$(93.5)
9.125% senior notes due 2018	500.0	500.0	—
9.00% senior notes due 2020	350.0	350.0	—
HoldCo Note	147.3	143.0	4.3
	2,371.6	2,460.8	(89.2)

Peninsula Segment Debt:
Bank credit facility	760.9	802.2	(41.3)
8.375% senior notes due 2018	350.0	350.0	—
Other	—	—	—
	1,110.9	1,152.2	(41.3)
Total Boyd Gaming Debt	3,482.5	3,613.0	(130.5)

Borgata Debt:
Bank credit facility	—	39.9	(39.9)
Incremental term loan	—	380.0	(380.0)
9.875% senior secured notes due 2018	—	393.5	(393.5)
	—	813.4	(813.4)
Less current maturities	27.7	33.6	(5.9)
Long-term debt, net	$3,454.8	$4,392.8	$(938.0)

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

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.7% at both September 30, 2014 and December 31, 2013.

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

Amounts Outstanding
The net amounts outstanding under the Boyd Gaming Credit Facility were:

(In millions)	September 30, 2014	December 31, 2013
Revolving Credit Facility	$266.2	$295.0
Term A Loan	234.4	246.9
Term B Loan	858.8	897.8
Swing Loan	11.2	23.8
Total outstanding borrowings under the Boyd Gaming Credit Facility	$1,370.6	$1,463.5

After consideration of $7.7 million allocated to support various letters of credit, approximately $311.1 million of availability remained under the Boyd Gaming Credit Facility at September 30, 2014.

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

The interest rate on the outstanding balance from time to time of the Term Loan is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 3.25%, or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the Revolver is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 4.00%, or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.00%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%. The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% and 4.2% at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, approximately $760.9 million was outstanding under the Peninsula Credit Facility and $5.6 million was allocated to support various letters of credit, leaving remaining contractual availability of $30.0 million. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017 (or earlier upon occurrence or non-occurrence of certain events).

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

Covenant Compliance
As of September 30, 2014, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At September 30, 2014, the available borrowing capacity under these credit facilities was $311 million at Boyd Gaming Corporation and $30 million at Peninsula.

Borgata Debt
As a result of the deconsolidation of Borgata on September 30, 2014, our consolidated balance sheet does not include the accounts of Borgata, including its debt balances, as of that date. The following discussion relates to Borgata’s debt balances as of December 31, 2013.

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

The blended interest rate for outstanding borrowings under the Borgata Credit Facility was 3.9% at December 31, 2013.

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

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2014 and 2013, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Critical Accounting Policies
There have been no material changes to our commitments described under Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, as filed with the SEC on August 8, 2014.

Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements (unaudited).
Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "estimate," "should," "may," "assume," and "continue," or the negative thereof or comparable terminology, and may include statements regarding:

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

•
indebtedness, including Boyd Gaming's and Peninsula's ability to refinance or pay amounts outstanding under their respective bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we and Peninsula will need to refinance all or a portion of our respective indebtedness at or before maturity;

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

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends from Borgata;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under the Boyd Gaming Credit Facility;

•	our assumptions and expectations regarding our critical accounting estimates;

•	Adjusted EBITDA, Adjusted Earnings (Loss) and Adjusted Earnings Per Share and their usefulness as measures of operating performance or valuation;

•	our expectations for capital improvement projects;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our $600.0 million senior secured revolving credit facility (including a $100.0 million swing loan sublimit) (the "Revolving Credit Facility"), provided for by the Credit Agreement and the Peninsula $50.0 million senior secured revolving credit facility (including a $15.0 million swing loan sublimit) (the "Peninsula Revolving Credit Facility"), provided for by the Peninsula Credit Agreement (as defined below) and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•
our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the Credit Agreement, the Credit Agreement, dated as of November 14, 2012, by and among Peninsula, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer (the "Peninsula Credit Agreement");

•	expectations, plans, beliefs, hopes or intentions regarding the future; and

•	assumptions underlying any of the foregoing statements.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The effects of intense competition that exists in the gaming industry.

•	The prolonged effects from the recent economic downturn and its impact on consumer spending, as well as our access to capital.

•
The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

•	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	poor performance or nonperformance of any of our partners or other third parties upon whom we are relying in connection with any of our projects;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure by us (including Peninsula), our partners, or our joint ventures to obtain financing on acceptable terms, or at all; and

•	failure to obtain necessary government or other approvals on time, or at all.

•	The risk that USCG may not continue to allow in-place underwater inspections of our riverboats.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

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

•	The risk that we or Peninsula may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Peninsula do refinance, the terms are not favorable to us or them.

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on the Revolving Credit Facility and the Peninsula Revolving Credit Facility.

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the recent economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the mid-Atlantic region.

•	The risk of failing to maintain the integrity of our information technology infrastructure and our business and customer data.

•
The risks relating to owning our equity, including price and volume fluctuations of the stock market that may harm the market price of our common stock and the potential of certain of our stockholders owning large interest in our capital stock to significantly influence our affairs.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of September 30, 2014, Boyd Gaming Corporation and Peninsula long-term variable-rate borrowings represented approximately 64.2% and 68.5% of total long-term debt, respectively. Based on September 30, 2014 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $13.7 million and $7.6 million for Boyd Gaming Corporation and Peninsula, respectively.

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
For example, we have recently experienced one of the toughest economic periods in Las Vegas history. The recent housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Las Vegas and other locations in which we own or invest in casino hotel properties. While the economy has recently shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.
Intense competition exists in the gaming industry, and we expect competition to continue to intensify.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

Following legalization in New Jersey in February 2013, Borgata launched its real-money online gaming site with bwin.party Digital Entertainment PLC ("bwin") in November 2013. While this site has captured a 37.0% market share, we expect that Borgata will face increased competition to its online site and we to our properties, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, a new property opened in Shreveport, Louisiana, during June 2013, which competes with Sam's Town Shreveport for gaming customers. A new property is also under construction in Lake Charles, Louisiana, that could increase competition with Delta Downs Racetrack Casino & Hotel. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam's Town Shreveport. The Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma previously filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. In July 2014, the U.S. Department of Interior rejected the Wyandotte Nation's trust application for the Park City land. However, the Nation has indicated it will seek to appeal this ruling. If an appeal were filed and ultimately successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon successful negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility.

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
The recent global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition, as well as our access to capital, in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the recent global financial crisis had far-reaching adverse consequences across many industries, including the gaming industry. The crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have recovered and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Peninsula's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Boyd Gaming Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Boyd Gaming Credit Facility. If we were otherwise required to renegotiate or replace the Boyd Gaming Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
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
Our ownership, management and operation of gaming facilities is subject to extensive laws, regulations and ordinances, which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, New Jersey Division of Gaming Enforcement, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject has been filed as Exhibit 99.3 to our Registration Statement on Form S-4, which was filed on April 19, 2013. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

Regulation of Smoking
Each of New Jersey and Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions. Kansas has attempted to pass legislation to regulate smoking in casino and racetrack gaming floors during each of the past two years and Indiana imposes a state wide smoking ban in specified businesses, buildings, public places and other articulated locations. Indiana's statute specifically exempted riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban; however, the statute also allowed local governments to enact a more restrictive smoking ban than the state statute and also left in place any more restrictive local legislation that existed as of the effective date of the statute. To date, neither Michigan City nor LaPorte County, where Blue Chip is located, has enacted any ordinance or other law that would impose a smoking ban on Blue Chip.

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

Regulations Affecting Businesses in General
In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Nevada enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects, reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental "green" standards. As a result, we, along with other companies developing projects that meet such standards, have not been able to realize the full tax benefits that were originally anticipated.

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

For example, due to flooding of the Mississippi River in 2011, the Mississippi Gaming Commission ordered the nine casinos located in Tunica, Mississippi to close indefinitely to ensure the safety of visitors and employees. Accordingly, effective May 1, 2011, we closed Sam's Town Hotel and Gambling Hall in Tunica, although we were able to reopen on May 28, 2011. In addition, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway in 2011, due to imminent threat of severe flooding.

In addition, certain of the properties we operate have been forced to close due to hurricanes, including the Treasure Chest and Delta Downs, which have experienced closures for over 40 days on separate occasions in the past. In September 2011, Borgata was closed for three days due to Hurricane Irene. In October and November 2012, Borgata was closed for four days due to Superstorm Sandy.
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
In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in an affected area. For example, during January and February 2011 and again during the first quarter of 2014 much of the country was impacted by unusually severe winter weather, particularly in the Midwest. These storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such times. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. If there is a prolonged disruption at any of our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, including pandemic health threats, such as the avian influenza virus, SARS, Ebola or the H1N1 flu, among others, could have a significant adverse effect on our business, financial condition and results of operations. Likewise, adverse economic conditions that affect the global, national or regional economies in which we operate, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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

Failure to maintain the integrity of our information technology systems, protect our internal information, or comply with applicable privacy and data security regulations could adversely affect us.
We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal information is governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of September 30, 2014, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

In addition to our debt instruments, our indirect subsidiary, Peninsula, has a significant amount of indebtedness which contain restrictive covenants that impose significant operating and financial restrictions, including limitations on dividends, distributions and certain other restricted payments, which could have a significant adverse effect on our business, results of operations and financial condition.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 28% of the Company's outstanding shares of common stock as of September 30, 2014. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
10.1	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and the Registrant.	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer