Form 10-K
period 2014-12-31
BOYD GAMING CORP
filed 2015-02-27
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $934.1 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2015
Common stock, $0.01 par value	109,304,692

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2014 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been operating since 1975. Headquartered in Las Vegas, we have 21 wholly-owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi, and hold a 50% non-controlling interest in a limited liability company in New Jersey.

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

Over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations under tightened revenue trends. We have established a more efficient business model that we believe is helping us to realize improved results as consumer wealth and confidence begins to improve and the negative effects of global economic issues and the recent recession continue to decline. We are strategically reinvesting in our non-gaming amenities, including hotel rooms and restaurants, in order to better capitalize on customer’s evolving spending behaviors. We continue to manage our cost and expense structure to adjust to current business volumes and to generate strong and stable cash flows.

During 2013, we completed several transactions that improved our long-term financial position and strengthened our balance sheet. We issued 18,975,000 additional shares of common stock, and monetized the assets of our Echelon project, an 87-acre land parcel on the Las Vegas Strip, and the Dania Jai-Alai operation, a pari-mutual jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida. These actions, in combination with other events, enabled us to reduce our overall debt balance by approximately $525 million in 2013. We also completed a series of refinancing transactions in 2013 that extended debt maturities and reduced our interest rates. We continued these efforts in 2014, using our operating cash flows to repay an additional $177.2 million in long-term debt.

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

Properties
As of December 31, 2014, we own or manage 1,268,345 square feet of casino space, containing 30,392 slot machines, 777 table games and 11,391 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 74% of gross revenues for 2014 and 2013, and 72% of gross revenues in 2012. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2014 and 2013, and 14% of gross revenues in 2012. Room revenues and other revenues each contributed less than 10% of gross revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into five reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Borgata (which is comprised of our 50%-owned joint venture in Atlantic City, New Jersey). For further financial information related to our segments as of and for the three years in the period ended December 31, 2014, see Note 15, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata, as of and for the year ended December 31, 2014:

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Las Vegas, Nevada
Gold Coast Hotel and Casino	2004	86,805	1,843	49	712	87%	$50
The Orleans Hotel and Casino	2004	137,000	2,580	60	1,885	88%	$56
Sam's Town Hotel and Gambling Hall	1979	120,681	1,982	29	645	91%	$44
Suncoast Hotel and Casino	2004	95,898	1,955	32	427	86%	$64
Henderson, Nevada
Eldorado Casino	1993	17,756	359	4	N/A	N/A	N/A
Jokers Wild Casino	1993	23,698	421	7	N/A	N/A	N/A

Downtown Las Vegas
Las Vegas, Nevada
California Hotel and Casino	1975	35,848	1,008	28	781	86%	$35
Fremont Hotel and Casino	1985	30,244	1,022	26	447	85%	$39
Main Street Station Casino, Brewery and Hotel	1993	26,918	834	19	406	89%	$39

Midwest and South
Tunica, Mississippi
Sam's Town Hotel and Gambling Hall	1994	66,000	1,163	29	828	58%	$47
Biloxi, Mississippi
IP Casino Resort Spa	2011	81,733	1,694	62	1,088	92%	$82
East Peoria, Illinois
Par-A-Dice Hotel Casino	1996	33,000	1,001	24	202	88%	$66
Michigan City, Indiana
Blue Chip Casino, Hotel & Spa	1999	72,000	1,819	44	486	77%	$73
Kenner, Louisiana
Treasure Chest Casino	1997	25,000	980	36	N/A	N/A	N/A
Vinton, Louisiana
Delta Downs Racetrack Casino & Hotel	2001	14,740	1,639	—	203	91%	$56
Shreveport, Louisiana
Sam's Town Hotel and Casino	2004	29,194	1,017	29	514	83%	$80

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Peninsula
Dubuque, Iowa
Diamond Jo Dubuque	2012	33,300	999	20	N/A	N/A	N/A
Northwood, Iowa
Diamond Jo Worth	2012	37,957	1,007	23	N/A	N/A	N/A
Opelousas, Louisiana
Evangeline Downs Racetrack and Casino	2012	41,235	1,373	—	N/A	N/A	N/A
Amelia, Louisiana
Amelia Belle Casino	2012	27,484	788	19	N/A	N/A	N/A
Mulvane, Kansas
Kansas Star Casino	2012	71,854	1,814	53	N/A	N/A	N/A
Total of wholly-owned properties		1,108,345	27,298	593	8,624

Borgata
Atlantic City, New Jersey
Borgata Hotel Casino & Spa	2003	160,000	3,094	184	2,767	86%	$134
Total all properties		1,268,345	30,392	777	11,391
N/A = Not Applicable

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties
Our Las Vegas Locals segment consists of six casinos that primarily serve the resident population of the Las Vegas metropolitan area, which was one of the fastest growing areas in the United States prior to the economic downturn beginning in late 2007. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. Although we are seeing signs of stabilization, the recent recession had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and unstable unemployment in the Las Vegas valley, which negatively affected consumer spending. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.
Gold Coast Hotel and Casino
Gold Coast Hotel and Casino ("Gold Coast") is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who actively gamble. Gold Coast's amenities include 712 hotel rooms and suites along with meeting facilities, multiple restaurant options, a 70-lane bowling center and gaming, including slots, table games, a race and sports book and a bingo center.
The Orleans Hotel and Casino
The Orleans Hotel and Casino ("The Orleans") is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are both local residents and visitors to the Las Vegas area. The Orleans provides an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,885 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 70-lane bowling center, banquet and meeting space, and a special events arena that seats up to 9,500 patrons.

Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas") is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip, and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Amenities at Sam's Town Las Vegas include 645 hotel rooms, a variety of restaurants and bars, 18 stadium-seating movie theaters, and a 56-lane bowling center. Gaming, bowling and live entertainment create a social center that has attracted many Las Vegas residents to Sam's Town Las Vegas.
Suncoast Hotel and Casino
Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast is a Mediterranean-themed facility that features 427 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theaters, and a 64-lane bowling center.

Eldorado Casino and Jokers Wild Casino
Located in downtown Henderson, the Eldorado Casino ("Eldorado") is approximately 14 miles from the Las Vegas Strip. Jokers Wild Casino ("Jokers Wild") is also located in Henderson. The amenities at each of these properties include a sports book and dining options, as well as gaming, including slots and table games. The principal customers of these properties are Henderson residents.
Downtown Las Vegas Properties
We directly compete with 12 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2014, patrons from Hawaii comprised approximately 64% of the occupied room nights at the Cal, 43% of the occupied room nights at Fremont, and 48% of the occupied room nights at Main Street Station.
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
Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 828 hotel rooms, an entertainment lounge, four dining venues, and the 1,600-seat River Palace Arena. Tunica is the closest gaming market to Memphis, Tennessee and is located approximately 30 miles south of Memphis.

IP Casino Resort Spa
The IP Casino Resort Spa ("IP") overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of a AAA Four Diamond Award. The property features more than 1,000 hotel rooms and suites; a 81,733-square-foot casino with more than 1,700 slot machines and 60 table games; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.
Par-A-Dice Hotel Casino
Par-A-Dice Hotel Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes three restaurants, a cocktail lounge, and a gift shop. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway.
Blue Chip Casino, Hotel & Spa
Blue Chip Casino Hotel & Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 guest rooms, a spa and fitness center, dining and nightlife venues, and meeting and event space, including a land based pavilion.
Treasure Chest Casino
Treasure Chest Casino ("Treasure Chest") is a dockside riverboat casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th century Victorian style paddlewheel riverboat, with a total capacity for 1,750 people. The entertainment complex located adjacent to the riverboat houses a 140-seat Caribbean showroom and two restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans.
Delta Downs Racetrack Casino & Hotel
Delta Downs Racetrack Casino & Hotel ("Delta Downs") is located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play and a 203-room hotel. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, located in Lake Charles, Louisiana, and is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana.
Sam's Town Hotel and Casino
Sam's Town Hotel and Casino ("Sam's Town Shreveport") is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a spa, four restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas and surrounding Louisiana cities, including Bossier City, Minden, Ruston and Monroe.
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

Diamond Jo Dubuque
Diamond Jo is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. The Diamond Jo is a two-story, approximately 188,000 square foot property that includes 999 slot machines and 20 table games. Additional amenities include a 30-lane bowling center, a 33,000 square foot event center, and two banquet rooms. The property also features five dining outlets, including the Kitchen Buffet, a 184-seat live action buffet, Woodfire Grille, the casino's 133-seat high-end restaurant, Mojo's, a 124-seat sports bar, a deli and a snack shop, as well as three full service bars.

Diamond Jo Worth
The Diamond Jo Worth is a land-based casino situated on a 36-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino currently has 1,007 slot machines, 23 table games and 7 poker tables in operation, as well as a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant, and Woodfire Grille, a 114-seat high-end restaurant. There is a 100-room hotel adjacent to the casino, which is owned and operated by a third party. Under an agreement with the third party operator, the Diamond Jo Worth has the option to purchase the hotel from the third party operator. Diamond Jo Worth also operates a convenience store and gas station at the site. In March 2011, an additional 60-room hotel opened, which is owned and operated by a third party and provides additional hotel room capacity for casino guests.

Evangeline Downs
The Evangeline Downs is a land-based racino located in Louisiana. The racino currently includes a casino with 1,373 slot machines and approximately 23,000 square foot convention center. The racino features a 275-seat Cajun buffet, 86-seat Gumbo bar, an 89-seat Cafe and Blackberry, and 80-seat fine dining restaurant. In the clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 980 horses. The clubhouse, together with the grandstand and patio area, provides seating for up to 4,295 patrons. In addition, a third party owner opened a 117-room hotel adjacent to the racino in November 2010 that includes 41 suites, two meeting rooms and an indoor pool. Evangeline Downs initially held a minority ownership interest in and was a lender to the hotel owner. The ownership interest was redeemed and the loan was retired in fourth quarter 2013.

Evangeline Downs currently operates three Off Track Betting ("OTB") locations in Louisiana in each of Henderson, Eunice and St. Martinville. A fourth OTB location in Port Allen, Louisiana, is intended to close in March 2015. Each of the OTB's offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTB's within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Amelia Belle Casino
The Amelia Belle Casino is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks and includes 788 slot machines and 19 table games. The third deck of the riverboat includes a 140-seat buffet and banquet room.

Kansas Star Casino
The Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to the Lottery Gaming Facility Management Contract that became effective on January 14, 2011 (the "Kansas Management Contract"). Construction of the Kansas Star began in March 2011. In December 2011, construction of the 162,000 square foot indoor arena was completed and on December 20, 2011, casino operations began, utilizing this space in the interim, while the remaining casino facilities were being constructed. On December 12, 2012, we opened our permanent casino which includes 1,814 slot machines, 53 table games, 13 poker tables, a 250-seat buffet, a 140-seat steakhouse, and a number of other amenities including a deli, noodle bar, and a casino bar as well as a poker themed bar. We completed the renovation of the 162,000 square foot arena in June 2013. The arena housed our interim casino operations during much of 2012 and is now designed to host various events, including concerts, trade shows, and equestrian events. In December 2014, we completed the final phase of the Kansas Star development, which includes an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. In addition, there is a 300 room hotel adjacent to the casino (150 rooms opened in October 2012 and the final 150 rooms opened in August 2014). We hold 56% of the equity interests in the hotel but have no voting interests or control in decisions or daily operations.

Borgata
Borgata Hotel Casino & Spa
Borgata opened in Atlantic City, New Jersey in July 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with seven other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions. Borgata is an upscale destination resort that features a 160,000 square-foot casino with 3,094 slot machines and 184 table games. The property has a total of 2,767 guest rooms and suites comprised of 1,970 guest rooms and suites at Borgata hotel and 797 guest rooms and suites at The Water Club.
Borgata features five fine-dining restaurants with acclaimed chefs including Bobby Flay, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 17 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Borgata was master-planned with ease of access and designed as a single-level casino floor with appealing design elements, including the placement of multiple food and beverage outlets on the casino floor itself. Its location in the Marina District provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

In June 2013, Boyd, Borgata, and Digital Entertainment PLC ("bwin") completed definitive documentation for their business arrangements in New Jersey. Pursuant to this arrangement, bwin is providing Borgata with bwin’s technology platform and service to facilitate the offering of Borgata branded online gaming services and Borgata provides bwin access to the online gaming market in New Jersey by permitting bwin to offer PartyPoker branded online gaming services pursuant to Borgata’s casino gaming license (as required by regulations in New Jersey). In connection with this arrangement, Boyd Gaming owns 10% of the bwin New Jersey subsidiary offering PartyPoker branded online gaming services in New Jersey. In October 2013, Borgata was the first casino in New Jersey to be issued an internet gambling permit, the permit necessary for a casino to offer online gaming in the State. In November 2013, bwin was issued a transactional waiver, which permits them to act as a provider of online gaming services while the licensing investigation continues.
In November 2013, Borgata launched a real money online gaming website in New Jersey developed under an agreement with bwin. Through the end of January 2015, Borgata achieved a 27.4% share of the online gaming market. Online gaming also provides Borgata with a new distribution channel to deliver its market-leading gaming experience to customers.

Borgata was developed as a 50%/50% joint venture between our wholly-owned subsidiary, Boyd Atlantic City, Inc. ("BAC"), and MAC, Corp. ("MAC"), an indirect, wholly-owned subsidiary of MGM Resorts International ("MGM"). On March 17, 2010, MGM announced that its settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the "NJDGE") had been approved by the New Jersey Casino Control Commission ("NJCCC"). In connection with MGM’s settlement agreement with the NJDGE, on March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in Marina District Development Holding Co., LLC ("Holding Company"), and certain land leased to Marina District Development Company, LLC ("MDDC"), into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust"), for sale to a third party. Holding Company is the parent of MDDC, the entity that developed, owns and operates Borgata. As managing member of Holding Company pursuant to the terms of the operating agreement of Holding Company between BAC and MAC, BAC, through Holding Company, has responsibility for the oversight and management of Borgata’s day-to-day operations.

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

The NJCCC approved MGM’s application for licensure on September 10, 2014. On September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its Borgata interest and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests recorded for Holding Company from our balance sheet, and are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. As a result of the deconsolidation, we adjusted the book value of our investment to equal fair value and recognized a loss due to the deconsolidation of $12.1 million in our third quarter 2014 results, which was recorded in impairments of assets on our consolidated statement of operations.

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

Frequent Player Loyalty Programs
B Connected
We have established a nationwide branding initiative and loyalty program. Our players use their "B Connected" cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Iowa, Louisiana and Mississippi. The "B Connected" club, among other benefits, extends the time period over which players may qualify for promotions and increases the credits awarded to reel slot and table games players.
In addition to the "B Connected" player loyalty program, we launched the "B Connected Mobile" program in July 2010. "B Connected Mobile," the first multi-property, loyalty program-based iPhone and Android application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer’s iPhone, iPad or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the "B Connected" program by providing real-time personalized information on hotel, dining and gaming offers when a customer visits a Boyd property, instant access to event information, schedules and special offers, a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games’ locations on a casino floor map, the ability to track "B Connected" point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools allow our customers to receive the greatest value from their "B Connected" membership, and ensure that our marketing is as effective as possible.
We further improved our "B Connected" loyalty program with the introduction of "B Connected Social" in the first quarter of 2012, which rewards users for using "B Connected Online", "B Connected Mobile", or sharing offers and events on social networks. "B Connected Social" is a dynamic network loyalty program that allows "B Connected" members to share offers with friends, connect to their favorite social networks, check in online via certain social networks, as well as participate in a variety of online activities including interfacing with "B Connected Online" or "B Connected Mobile", participate in online contests, and register for alerts to deliver targeted information specific to the "B Connected" member.

Peninsula Programs
During 2014, loyalty programs at three of the Peninsula properties were converted to "B Connected". The other two Peninsula properties continue to sponsor their own player loyalty programs to expand brand awareness and leverage their strong loyalty card programs, predicated on efforts to use marketing and promotional programs to serve an important role: to retain existing customers, maintain trip frequency and acquire new customers. These properties offer their guests comprehensive, competitive and targeted marketing and promotion programs. Each program, for example, offers players a hassle-free way of earning points redeemable for slot play, food, beverage and retail items as well as comp dollars and other rewards and benefits based on game play. In addition, each property strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience.
In the future we plan to extend the B Connected program to the remaining two Peninsula properties, subject to the receipt of regulatory approvals. The implementation of "B Connected" will replace the individual property programs described above and provide Peninsula’s players with a multi-property player loyalty program.

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

Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. Some jurisdictions, including Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and may require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.2 and is herein incorporated by reference.

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

Employees and Labor Relations
At December 31, 2014, we employed approximately 18,290 persons. On such date, Boyd had collective bargaining agreements with three unions covering 1,383 employees. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in two cases under the terms of the expired agreements.

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
Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology, and may include statements regarding (all capitalized terms have the meaning ascribed to such terms throughout this Annual Report on Form 10-K):

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model, areas of focus and strategy for driving business results;

•
competition, including expansion of gaming into additional markets including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	our estimated effective income tax rates, estimated tax benefits, and merits of our tax positions;

•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;

•	our expenses;

•
indebtedness, including Boyd Gaming's and Peninsula's ability to refinance or pay amounts outstanding under their respective bank credit facilities and notes when they become due and our compliance with related covenants, and our expectation that we and Peninsula will need to refinance all or a portion of our respective indebtedness at or before maturity;

•
our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;

•	our belief that consumer confidence will strengthen as the job market continues to recover and expand;

•	our expectations with respect to the valuation of tangible and intangible assets;

•	the type of covenants that will be included in any future debt instruments;

•
our expectations with respect to potential disruptions in the global capital markets, the effect of such disruptions on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price;

•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under the Boyd Gaming Credit Facility;

•	our assumptions and expectations regarding our critical accounting estimates;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	our expectations for capital improvement projects;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
that our $600.0 million senior secured revolving credit facility (including a $100.0 million swing loan sublimit) (the "Revolving Credit Facility"), provided for by the Third Amended and Restated Credit Agreement ("Credit Agreement") and the Peninsula $50.0 million senior secured revolving credit facility (including a $15.0 million swing loan sublimit) (the "Peninsula Revolving Credit Facility"), provided for by the Peninsula Credit Agreement (as defined below) and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•	our belief that all pending litigation claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;

•	that margin improvements will remain a driver of profit growth for us going-forward;

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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under the Revolving Credit Facility or the Peninsula Revolving Credit Facility and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•	The risk that we or Peninsula may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Peninsula do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in our Boyd Gaming Credit Facility, and the risks associated with Peninsula's ability to comply with the Consolidated Leverage Ratio and Coverage Ratio, each as defined in the Peninsula Credit Agreement.

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our Boyd Gaming Credit Facility and the Peninsula Credit Facility.

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the recent economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the regions in which we operate.

•	The risk of failing to maintain the integrity of our information technology infrastructure and our business and customer data.

•
The risks relating to owning our equity, including price and volume fluctuations of the stock market that may harm the market price of our common stock and the potential of certain of our stockholders owning large interest in our capital stock to significantly influence our affairs.

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2014 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A.    Risk Factors
In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock and senior notes, could decline significantly, and investors could lose all or part of their investment.

This report is qualified in its entirety by these risk factors.

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

For example, we have recently experienced one of the toughest economic periods in Las Vegas history. The recent housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Las Vegas and other locations in which we own or invest in casino hotel properties. While the economy has improved significantly since the end of the recent economic recession, our business continues to experience lingering effects from changes in consumer spending habits due to the recession.  Las Vegas visitation has improved, and we are seeing improving economies in our local and regional markets. However, our customers are spending less per visit and differently than prior to the recession, including focusing more on non-gaming amenities.  We cannot say when, if ever, or to what extent, customer behavior in our various markets will fully-revert to pre-recession behavior trends.  If customers spend less per visit or customers prefer non-gaming amenities of our competitors, and we are unable to increase total visitation, our business may be adversely affected.  Since our Business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.

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

Following legalization in New Jersey in February 2013, Borgata launched its real-money online gaming site with bwin party in November 2013. While this site has captured a 27.4% market share, we expect that Borgata will face increased competition to its online site and we to our properties, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, a new property opened in Shreveport, Louisiana, during June 2013, which competes with Sam's Town Shreveport for gaming customers. In December 2014, a new property also opened in Lake Charles, Louisiana, that will likely increase competition with Delta Downs Racetrack Casino & Hotel. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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
The significant economic distress affecting financial institutions during the recent global financial crisis had far-reaching adverse consequences across many industries, including the gaming industry. The crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have recovered and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Peninsula’s indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the current economic recovery, the resulting impact on the solvency or liquidity of our lenders, or the possibility of a future recession. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Boyd Gaming Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Boyd Gaming Credit Facility. If we were otherwise required to renegotiate or replace the Boyd Gaming Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. The results of our annual scheduled impairment tests performed in fourth quarter 2014 required us to record non-cash impairment charges of $40.1 million which was comprised of $38.3 million of impairments of gaming licenses in our Midwest and South segment, $1.4 million of gaming licenses in our Peninsula segment, and $0.3 million in Peninsula trademarks. In 2013, $4.1 million of impairments was charged, which were comprised of $3.2 million of impairments of certain trade names acquired in the Peninsula Acquisition and $0.9 million to further impair the Sam’s Town Shreveport gaming license. We had recorded a non-cash impairment charge of $17.5 million to the Sam's Town Shreveport gaming license in connection with the 2012 annual impairment test. This property's operating results have been impacted by weaker discretionary consumer spending and increased competition in its market.

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

Our expansion and development opportunities may face significant risks inherent in construction projects.
We regularly evaluate expansion, development, investment and renovation opportunities.

Any development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	changes to plans and specifications;

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming facilities, real estate development or construction projects;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

The occurrence of any of these development and construction risks could increase the total costs of our construction projects or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects, which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.

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
Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, New Jersey Division of Gaming Enforcement, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.2 herewith. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in the costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.9 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our off-track betting parlors. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, Amelia Belle has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. The Kansas Star is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which are estimated to range from $3.0 million to $4.0 million on an annual basis.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Furthermore, the location of the Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to any of our other properties.

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
As of December 31, 2014, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

Note 8, Long-Term Debt, included in the notes to our audited consolidated financial statements provided in Item 8 of this Annual Report on Form 10-K, contains further disclosure regarding our and Peninsula's current outstanding debt.

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

The terms of the Peninsula indebtedness limits the payment of dividends (other than tax distributions), distributions and management fees from Peninsula to Boyd Acquisition II, LLC ("HoldCo"). The promissory note that HoldCo entered into upon the closing of the Peninsula Acquisition (the "HoldCo Note"), which we entered into upon the closing of the Peninsula Acquisition, imposes limitations on HoldCo and on Peninsula and Peninsula's subsidiaries with respect to: (i) incurrence of indebtedness; (ii) liens; (iii) consolidations and mergers; (iv) sales and other dispositions of assets; and (v) restricted payments, including investments. Subject to certain exceptions, we may be required to repay the amounts outstanding under the HoldCo Note in connection with certain assets sales by Peninsula or upon a change of control.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior and senior subordinated notes will not fully prohibit us or our subsidiaries from doing so. Borrowings under the Boyd Gaming Credit Facility and the Peninsula Credit Facility would be effectively senior to our senior and senior subordinated notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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

If availability under our Boyd Gaming Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 28% of the Company's outstanding shares of common stock as of December 31, 2014. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.Properties
Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2014, some of our hotel casinos and development projects are located on leased property, including:

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
Our common stock is listed on the New York Stock Exchange under the symbol "BYD." Information with respect to sales prices and holders of record of our common stock is set forth below.
Market Information
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Year Ended December 31, 2014
First Quarter	$14.39	$9.20
Second Quarter	13.27	10.41
Third Quarter	12.47	9.46
Fourth Quarter	12.82	8.90
Year Ended December 31, 2013
First Quarter	$8.66	$6.35
Second Quarter	14.34	7.96
Third Quarter	14.27	10.78
Fourth Quarter	14.46	9.77
On February 20, 2015, the closing sales price of our common stock on the NYSE was $14.46 per share. On that date, we had approximately 774 holders of record of our common stock and our directors and executive officers owned approximately 28% of the outstanding shares. There are no other classes of common equity outstanding.
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
Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to repurchase any shares under this program, and no repurchases were made during the year ended December 31, 2014. We have repurchased 1.7 million shares of our common stock under this authorization, and we are authorized to repurchase up to an additional $92.1 million in shares. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases would be funded with existing cash resources and availability under the Boyd Gaming Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our Credit Facility and our outstanding notes.

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

Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and certain companies in our peer group, which is comprised of Isle of Capri Casinos, Inc., Penn National Gaming, Inc. and Pinnacle Entertainment, Inc. The performance graph assumes that $100 was invested on December 31, 2009 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P Midcap 400 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Boyd Gaming Corporation
S&P Midcap 400
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2010	$126.64	$126.64	$134.85
December 2011	89.13	124.45	128.27
December 2012	79.33	146.69	170.64
December 2013	134.53	195.84	234.05
December 2014	152.69	214.97	211.24
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

	Year Ended December 31,
(In thousands, except per share data)	2014 (a)	2013 (b)	2012 (c)	2011 (d)	2010 (e)
Statement of Operations Data:
Net revenues	$2,701,319	$2,894,438	$2,482,828	$2,330,844	$2,134,496

Operating income (loss)	251,516	278,301	(850,263)	235,982	193,265

Income (loss) from continuing operations before income taxes	(40,885)	(115,994)	(1,139,235)	(10,400)	24,392

Income (loss) from continuing operations, net of tax	(41,638)	(119,344)	(918,446)	(10,678)	14,789

Net income (loss) attributable to Boyd Gaming Corporation	(53,041)	(80,264)	(908,865)	(3,854)	10,310

Income (loss) from continuing operations per common share
Basic	(0.48)	(0.94)	(10.32)	(0.07)	0.15
Diluted	(0.48)	(0.94)	(10.32)	(0.07)	0.15

Balance Sheet Data:
Cash and cash equivalents	$145,341	$177,838	$192,545	$178,091	$144,709
Total assets	4,478,924	5,741,731	6,332,193	5,883,054	5,656,861
Long-term debt, net of current maturities	3,431,638	4,352,932	4,827,853	3,347,226	3,193,065
Total stockholders' equity	438,087	650,437	467,127	1,374,079	1,361,369

Other Data:
Ratio of earnings to fixed charges (f)	—	—	—	—	1.1x

(a)    The Company deconsolidated Borgata as of the close of business on September 30, 2014, and is accounting for its investment in Borgata applying the equity method for periods subsequent to the deconsolidation. 2014 includes $60.8 million in pretax, non-cash impairment charges, which includes a $12.1 million charge related to the deconsolidation of Borgata, as well as impairment charges of $38.3 million for gaming licenses in our Midwest and South segment, $1.4 million for gaming licenses in our Peninsula segment, $0.3 million in Peninsula trademarks and a $8.7 million charge to write down the value of certain non-operating assets.

(b)    2013 includes $10.4 million in pretax, non-cash impairment charges; and $54.2 million in pretax loss on early extinguishments and modifications of debt. We completed the sale of certain assets and liabilities of the Dania Jai-Alai business on May 22, 2013, and have presented its results as discontinued operations for all periods presented. As a result of the sale of the Echelon site on March 4, 2013, we ceased consolidation of LVE Energy Partners, LLC, as of that date. 2013 also includes a full year of financial results for Peninsula Gaming, which we acquired in November 2012.

(c)    2012 includes $1.05 billion of pretax, non-cash impairment charges, primarily consisting of $993.9 million related to the Echelon development, $39.4 million related to various parcels of undeveloped land and $17.5 million for the write-down of the Sam's Town Shreveport gaming license; $18.7 million of pretax acquisition costs, primarily related to the acquisition of Peninsula Gaming; a $7.7 million pretax gain at Borgata from insurance proceeds related to a September 2007 fire during construction of The Water Club and from business interruption proceeds due to a three-day closure in August 2011 related to Hurricane Irene; and a $7.1 million pretax gain from business interruption proceeds due to the temporary closure of our Tunica property in May 2011 due to flooding. 2012 also includes financial results of Peninsula Gaming from its November 20, 2012, date of acquisition and a full year of the results of the IP, which we acquired in October 2011.

(d)    2011 includes $7.0 million of pretax income related to the forfeited deposits from the buyers on the proposed sale of Dania Jai-Alai, which sale was not completed; $6.4 million of pretax acquisition costs, primarily related to our acquisition of IP; a $5.0 million pretax, non-cash impairment charge to Borgata's trademark; a $4.6 million pretax bargain purchase gain related to the acquisition of IP; and $1.1 million pretax, non-cash impairment charge related to Borgata's investment in an unconsolidated subsidiary. 2011 also includes the financial results of IP from its October 4, 2011, date of acquisition.

(e)    2010 includes $28.2 million of incremental interest expense at Borgata, of which $26.1 million related to the impact of additional amounts borrowed at a higher interest rate and $2.0 million related to the accelerated write off of deferred loan fees on refinanced borrowings; $10 million of other income for a fee from MGM related to the amendment to Borgata's operating agreement; $7.5 million of pretax preopening expenses; $4.7 million of pretax write-downs and other charges, primarily related to acquisition activities; and $2.5 million pretax gain from an equity distribution from Borgata. As a result of the amendment of Borgata's operating agreement, we commenced consolidation of Borgata on March 24, 2010.

(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $43.4 million, $117.1 million, $1.14 billion and $10.8 million for 2014, 2013, 2012, and 2011, respectively.

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

EXECUTIVE OVERVIEW
Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been operating since 1975.

We are a diversified operator of 21 wholly-owned gaming entertainment properties and hold a 50% non-controlling interest in a limited liability company in New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly-owned properties and Borgata into the following five reportable segments:

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

From March 2010 until September 2014, the equity interest of our joint venture partner in Borgata, MGM Resorts International ("MGM"), was held in a divestiture trust (the "Divestiture Trust"). Upon the transfer of MGM's ownership interest into the Divestiture Trust, we determined that we had control, as defined in the relevant accounting literature, of Borgata and commenced consolidating the business as of that date. After MGM received approval of its application for licensure from the New Jersey Casino Control Commission, on September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its interest in Borgata and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014. Our income statement and statement of cash flows for the year ended December 31, 2014 include Borgata’s financial results on a full consolidation basis for the nine months ended September 30, 2014, and reflect our accounting for our 50% ownership interest in Borgata by applying the equity method for the remainder of the year.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Year Ended December 31,
(In millions)	2014	2013	2012
Net revenues	$2,701.3	$2,894.4	$2,482.8
Operating income (loss)	251.5	278.3	(850.3)
Net loss attributable to Boyd Gaming Corporation	(53.0)	(80.3)	(908.9)

Net Revenues
Net revenues decreased approximately $193.1 million, or 6.7%, for 2014 as compared to 2013 due primarily to the deconsolidation of Borgata as of September 30, 2014, resulting in a $157.1 million decrease in net revenues compared to the prior year. In addition, there were decreases of $32.7 million and $26.4 million in net revenues in the Midwest and South segment and the Peninsula segment, respectively. These decreases were due primarily to a decrease in slot volume in both segments, and, to a lesser extent, a decrease in slot hold percentage in the Midwest and South segment. Partially offsetting the revenue declines was the addition of $20.6 million of revenues, reported during the period prior to its deconsolidation, from Borgata’s real-money online gaming website, launched in fourth quarter 2013.

In 2013, net revenues increased approximately $411.6 million, or 16.6%, over the prior year due to the $463.4 million of incremental revenues contributed by Peninsula, which was acquired in November 2012 (the "Peninsula Acquisition"). Partially offsetting this increase was a $60.0 million decline in revenues from the Midwest and South segment due primarily to a decrease in slot volume.

Operating Income (Loss)
In 2014, our operating income decreased $26.8 million from the operating income reporting for 2013. The decrease is due to approximately $50.4 million increase in impairment charges in 2014 compared to in the prior year, including $20.4 million and $18.0 million related to Par-A-Dice and Blue Chip gaming licenses, respectively, and $12.1 million related to the deconsolidation of Borgata. Partially offsetting the impairment charges were improved operating margins, reflecting our continuing emphasis on controlling our costs.

In 2013, our operating income increased $1.13 billion over the operating loss reported for 2012, reflecting the impact of the 2012 impairment charges and the contribution of $64.8 million in incremental operating income from Peninsula. In 2012, there were $1.05 billion of non-recurring, non-cash impairment charges recorded, which included $993.9 million related to the Echelon project and $17.5 million related to the write-down of the Sam's Town Shreveport gaming license.

Net Loss Attributable to Boyd Gaming Corporation
The variations in the net loss attributable to Boyd Gaming Corporation over the reporting periods are also primarily due to the fluctuations in the impairment charges each period. Also contributing to the variations are the impact on the net loss of our income tax provision, and increases in interest expense due to the incremental debt incurred to fund the 2012 acquisition of Peninsula. These items are discussed further below.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 74% of gross revenues for 2014 and 2013, and 72% of gross revenues in 2012. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2014 and 2013, and 14% of gross revenues in 2012. Room revenues and other revenues separately contributed less than 10% of gross revenues during each year. The shift in the mix of our revenues is primarily due to the fourth quarter 2012 acquisition of Peninsula, whose properties generally offer fewer amenities than our other properties and, in particular, do not have hotels.

	Year Ended December 31,
(In millions)	2014	2013	2012
REVENUES
Gaming	$2,307.6	$2,479.0	$2,106.2
Food and beverage	408.2	446.4	417.2
Room	248.2	265.4	264.9
Other	154.2	165.2	145.2
Gross revenues	3,118.2	3,356.0	2,933.5
Less promotional allowances	416.9	461.6	450.6
Net revenues	$2,701.3	$2,894.4	$2,482.9

COSTS AND EXPENSES
Gaming	$1,087.9	$1,170.8	$1,006.8
Food and beverage	222.4	240.1	219.5
Room	51.9	54.3	55.5
Other	112.2	121.6	111.0
	$1,474.4	$1,586.8	$1,392.8
MARGINS
Gaming	52.86%	52.77%	52.20%
Food and beverage	45.52%	46.21%	47.39%
Room	79.09%	79.54%	79.05%
Other	27.19%	26.39%	23.55%

For the year ended December 31, 2014, Boyd Gaming consolidated the financial results of Borgata for the first nine months of the period, and recorded the results by applying the equity method for the last three months of the year. For the years ended December 31, 2013 and 2012, Boyd Gaming consolidated the financial results of Borgata.

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. Gross gaming revenues decreased by $171.4 million, or 6.9%, during 2014 as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $143.7 million decrease in the Company's consolidated gross gaming revenues. Additionally, the Midwest and South segment and Peninsula segment experienced decreases of $30.9 million and $26.8 million, respectively, primarily related to 5.09% and 5.91% decreases in slot handle, respectively. Our overall slot handle and slot hold decreased 4.5% and 3.61%, respectively, from 2013 to 2014, while gaming margin remained relatively unchanged.

Gaming revenues increased by 17.7% during 2013 as compared to 2012 primarily due to the $431.4 million increase in gaming revenues contributed by Peninsula. Partially offsetting the increase was a $63.2 million decrease in gaming revenues in our Midwest and South segment. Excluding Peninsula, our overall slot handle decreased 4.0%, while slot hold remained relatively unchanged in 2013 compared to 2012. Gaming margin increased by 0.6 percentage points due to our continuing focus on cost containment measures.

Food and Beverage
Food and beverage revenues decreased $38.1 million, or 8.5%, during 2014 as compared to 2013 primarily due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $32.1 million decrease in the Company's consolidated food and beverage revenues. Additionally, food and beverage revenues further decreased due to related to a 3.1% decrease in number of food covers, which was partially offset by a 3.3% increase in average guest check. The deconsolidation of Borgata as of September 30, 2014, accounted for $16.6 million of the $17.7 million decrease in food and beverage expense from prior period.

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

Room
Room revenues decreased by $17.1 million, or 6.5%, in 2014 compared to 2013 largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $26.0 million decrease in the Company's consolidated room revenues in the fourth quarter of 2014. The decline was offset by a $7.2 million increase due primarily to a 2.0% hotel occupancy increase in the Midwest and South segment, and a 5.7% and 3.4% increase in ADR in the Las Vegas and Downtown segments, respectively.

Room revenues increased by $0.5 million in 2013 compared to 2012. Room revenues were unaffected by the Peninsula Acquisition, since the Peninsula properties do not offer hotels. ADR and hotel occupancy decreased 1.5% and 0.5%, respectively, largely driven by a decrease in leisure travel. Room margins improved by 0.5% due to our focus on cost containment measures.

Other
Other revenues decreased by $11.0 million, or 6.7%, during 2014 as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $9.0 million decrease in the Company's consolidated other revenues. Other operating margin improved 0.8 percentage points due to our cost containment measures.

Other revenues increased by $20.0 million, or 13.8%, of which Peninsula contributed $16.2 million in incremental revenues during 2013 compared to 2012. Other expenses increased by $10.6 million primarily due to the incremental expenses from Peninsula. Other operating margin improved 2.8 percentage points due to our cost containment measures.

Revenues by Reportable Segment
The following table presents our net revenues by Reportable Segment:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net Revenues by Reportable Segment
Las Vegas Locals	$592.7	$591.5	$591.3
Downtown Las Vegas	224.1	222.7	224.2
Midwest and South	831.5	864.2	924.2
Peninsula	493.9	520.3	56.9
Borgata (1)	559.1	695.7	686.2
Net revenues	$2,701.3	$2,894.4	$2,482.8

(1) The 2014 Borgata Net Revenues only include amounts through September 30, 2014, due to the deconsolidation that occurred on that date.

Las Vegas Locals
Net revenues for our Las Vegas Locals segment in 2014 increased $1.2 million compared to the prior year. Increases of 9.6% in room revenues and 2.4% in food and beverage revenues were offset by a 1.2% decrease in gaming revenues and a 2.9% increase in promotional allowances. The increase in room revenues reflects a 5.7% increase in ADR. The average guest check increased 7.4%, while the number of covers decreased 3.7%. The decrease in gaming revenues resulted primarily from a 2.8% decline in slot drop.

Net revenues for our Las Vegas Locals segment in 2013 were essentially flat as compared to the prior year. Declines of 1.0% in gaming revenues and food and beverage revenues were offset by a 3.8% increase in room revenues and a 3.8% reduction in promotional allowances. The decline in gross gaming revenues reflects a 4.1% decline in slot drop, partially offset by a 1.3% increase in table drop.

Downtown Las Vegas
Net revenues increased by 0.7% in 2014 as compared to the prior year due to 2.5% increases in both room and other revenues. Room revenues increased due to a 3.4% increase in ADR. Other revenue increases were related to amenity offerings at the casinos and revenues generated by the travel agency we operate.

Net revenues decreased by 0.7% in 2013 as compared to the prior year due to a 1.0% decline in gaming revenues, which was primarily due to a decline in slot drop.

Midwest and South
Net revenues decreased $32.8 million during 2014 as compared to 2013. This decrease was primarily due to a $30.9 million, or 4%, decrease in gaming revenues. Slot handle and slot win decreased 5.1% and 3.7%, respectively, as compared to prior year, and table game drop decreased 4.9% over the same period. Food revenues decreased $3.9 million, or 3.3%, due to a 2.5% decrease in food covers with no significant change in the average guest check. Room revenues remained largely consistent with the prior year.

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

Peninsula
The decrease in net revenues for the Peninsula segment of $26.5 million, or 5.1%, reflects a $26.8 million, or 5.5%, decrease in gaming revenues. Slot handle and slot win decreased 5.9% and 6.1%, respectively, as compared to prior year. Over the same period, table game drop and table game win decreased 6.1% and 2.8%, respectively. Food and beverage revenues decreased $1.4 million, or 3.7% from 2013 resulting largely from a decrease in food covers not fully offset by an increase in average guest check.

The increase in net revenues for the Peninsula segment reflects the full year contribution in 2013, as compared to only a partial year in 2012 for the period following the November 20, 2012 Peninsula Acquisition.

Borgata
For the year ended December 31, 2014, Boyd Gaming consolidated the financial results of Borgata for the first nine months of the period, and recorded the results by applying the equity method for the last three months of the year. For the year ended December 31, 2013, Boyd Gaming consolidated the financial results of Borgata.

The decrease in Borgata segment net revenues from 2013 to 2014 is almost entirely a result of the deconsolidation of Borgata as of September 30, 2014, and the exclusion of its net revenues for the period following its deconsolidation in the segment reporting table. Through the date of deconsolidation, Borgata's net revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 increased by $20.5 million, or 3.8%. Borgata's real-money online gaming website, launched in the fourth quarter of 2013, contributed $20.6 million to our net revenues in 2014, while the land-based operation experienced a revenue decline of $0.1 million.

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

Other Operating Costs and Expenses
The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2014	2013	2012
Selling, general and administrative	$429.5	$490.2	$449.3
Maintenance and utilities	156.7	166.4	154.3
Depreciation and amortization	251.0	278.4	214.2
Corporate expense	75.6	63.2	50.7
Preopening expense	4.7	9.0	11.5
Impairment of assets	60.8	10.4	1,053.5
Asset transactions costs	9.6	5.6	18.4
Other operating items, net	(2.1)	6.0	(11.8)

Selling, General and Administrative
Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of gross revenues, were 13.8%, 14.6% and 15.3% for 2014, 2013 and 2012, respectively. The decreasing percentages from 2012 through 2014 are due primarily lower proportionate costs contributed by Peninsula and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.0%, 5.0% and 5.3% for 2014, 2013 and 2012, respectively. The decreases between the periods are primarily due to the fact that no major maintenance projects were undertaken in the periods, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, was 8.1%, 8.3% and 7.3% for 2014, 2013 and 2012, respectively. The variations in this expense as a percentage of gross revenues are primarily due to the 2012 acquisition of Peninsula and the additional amortization expense for identified intangible assets. If the amortization of the Peninsula intangible assets is excluded from the calculation, the percentages for 2014, 2013 and 2012 would be 7.0%, 6.9% and 7.0%, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. The levels of corporate expense, as a percentage of gross revenues, for 2014, 2013 and 2012 were 2.4%, 1.9% and 1.7%, respectively. The increase from 2013 to 2014 was primarily a result of increased legal expenses, insurance costs and share-based compensation expense. The increase in 2013 over the prior year is primarily due to increased share-based compensation expense.

Preopening Expenses
We expense non-recurring costs of start-up activities as incurred. Such costs include preopening activities prior to our decision to discontinue the Echelon project, our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities, including internet gaming.

Impairment of Assets
Impairments of assets in 2014 include a $12.1 million charge due to the deconsolidation of Borgata, non-cash impairment charges of $38.3 million for gaming licenses in our Midwest and South segment, $1.4 million for gaming licenses in our Peninsula segment, $0.3 million in Peninsula trademarks and an $8.7 million charge to write down the value of certain non-operating assets.

Impairment of assets in 2013 include a $5.0 million charge to impair Borgata’s New Jersey Casino Reinvestment Development Authority ("CRDA")-related deposits, a $3.2 million charge to recognize the impairment of certain trademarks, and a $0.9 million charge for the impairment of the gaming license at Sam’s Town Shreveport.

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

Other Operating Items, Net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable. During 2014, such costs are comprised primarily of insurance recoveries of $2.2 million.

During 2013, other operating costs totaled $6.0 million, including a $2.1 million charge at Borgata to adjust self-insurance reserves related to prior periods. During 2012, we recognized $7.1 million of gains on business interruption insurance proceeds, net of flood expenses, due to flooding of the Mississippi River and the temporary closure of our Tunica property in May 2011.We also recognized gains totaling $7.7 million, consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007 and $3.8 million from business interruption proceeds due to the mandated closure of Borgata by civil authorities and the Division of Gaming Enforcement for three days in

August 2011 related to Hurricane Irene. These gains were offset by $2.7 million in charges related to hurricane and flooding events.

Other Expense (Income)
Interest Expense, net

	Year Ended December 31,
(In millions)	2014	2013	2012
Interest Expense, net
Boyd Gaming	$153.5	$177.8	$183.8
Peninsula	74.7	80.7	9.8
Borgata (1)	53.3	81.3	82.9
Variable interest entity	—	2.4	12.3
	$281.5	$342.2	$288.8

Average Long-Term Debt Balance
Boyd Gaming	$2,426.0	$2,529.9	$2,707.2
Peninsula	1,119.9	1,179.5	848.5
Borgata (1)	794.2	795.9	815.3

Weighted Average Interest Rates
Boyd Gaming	5.3%	5.7%	6.8%
Peninsula	5.5%	5.8%	6.5%
Borgata (1)	8.3%	8.1%	10.2%

Mix of Debt at Year End
Boyd Gaming
Fixed rate debt	35.6%	34.5%	49.2%
Variable rate debt	64.4%	65.5%	50.8%
Peninsula
Fixed rate debt	32.0%	30.4%	29.1%
Variable rate debt	68.0%	69.6%	70.9%
Borgata (2)
Fixed rate debt		48.4%	97.5%
Variable rate debt		51.6%	2.5%
(1) Amounts reflected for Borgata in 2014 are for the period prior to its deconsolidation.
(2) As a result of the deconsolidation of Borgata we do not include balance sheet information, including mix of debt, at December 31, 2014.

On a consolidated basis, interest expense, net of capitalized interest and interest income, for 2014 decreased $60.7 million, or 17.7%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014. For Boyd Gaming, interest expense decreased $24.3 million, or 13.7%, reflecting the decrease in debt and the lower average interest rate in 2014. Interest expense, net, for Peninsula for 2014 reflects $6.0 million, or 7.4% decrease compared to 2013 primarily due to a 30 basis point reduction in our weighted average borrowing rate and a $59.6 million reduction in average long-term borrowings outstanding during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decline in interest expense, net, at Borgata for 2014 versus 2013 is due to the impact its deconsolidation in the fourth quarter of the current year as well as the impact of debt refinancing activities that reduced Borgata’s weighted average interest rate in the first nine months of the year.

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

Loss on Early Extinguishments of Debt
During the year ended December 31, 2014, as a result of $42.5 million in prepayments under a term loan agreement, the Company incurred a $1.5 million non-cash loss for the write-off of deferred financing costs representing the ratable reduction in borrowing capacity.

During the year ended December 31, 2013, we recognized a total of $54.2 million in losses on early extinguishments of debt arising from our refinancing and debt modification activities. Boyd incurred $25.0 million in such charges due to the refinancing of its bank credit facility, and the early retirements of its 6.75% Senior Subordinated Notes due 2014 and 7.125% Senior Subordinated Notes due 2016. Peninsula reported a charge of $3.3 million due to the modification of its bank credit facility and the early retirement of a portion of its bank credit facility. Borgata recognized charges of $25.9 million due to the early retirement of its 9.50% Senior Secured Notes due 2015 and the refinancing of its bank credit facility.

The income statement impacts of debt refinancing activities in 2012 were not material.

Income Taxes
The effective tax rate on income or loss from continuing operations during 2014, 2013 and 2012 was (1.9%), (2.9%) and19.4%, respectively. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit for the years ended December 31, 2014, 2013 and 2012 was adversely impacted by the valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance. In 2014, the tax provision was favorably impacted by impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets, tax adjustments related to the deconsolidation of Borgata and, as a result of statute expirations, the realization of certain unrecognized tax benefits, inclusive of the reversal of related accrued interest. In 2013, the tax provision was favorably impacted by the partial resolution of certain proposed adjustments raised in connection with our 2005-2009 Internal Revenue Service ("IRS") examination, principally resulting in the reversal of interest accrued on unrecognized tax benefits. In 2012, the tax benefit was favorably impacted by the reversal of interest accrued on unrecognized tax benefits, resulting from the effective settlement reached in connection with our 2001-2004 IRS examination.

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

As a result of the deconsolidation of Borgata, our consolidated balance sheet does not include the accounts of Borgata, including its cash account, at December 31, 2014.

The cash balances and working capital deficits of the Businesses at December 31, 2014 and 2013 were as follows:

	December 31,
(In millions)	2014	2013
Cash and cash equivalents balance:
Boyd Gaming	$115.4	$109.1
Peninsula	29.9	31.2
Borgata		37.5

Working capital surplus (deficit):
Boyd Gaming	$(88.1)	$(80.9)
Peninsula	(22.9)	(17.1)
Borgata		(21.6)

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash provided by operating activities	$322.9	$277.0	$147.2

Cash Flows from Investing Activities
Capital expenditures	(149.4)	(144.5)	(125.6)
Deconsolidation of Borgata	(26.9)	—	—
Proceeds from sale of Echelon, net	—	343.8	—
Cash paid for exercise of LVE option	—	(187.0)	—
Cash paid for acquisitions, net	—	—	(1,324.2)
Other investing activities	(3.7)	7.3	15.0
Net cash provided by (used in) investing activities	(180.0)	19.6	(1,434.8)
Cash Flows from Financing Activities
Net proceeds (payments) of debt	(177.2)	(594.3)	1,305.0
Stock options exercised	4.2	13.8	—
Restricted stock units released, net	(2.4)	—	—
Proceeds from sale of common stock, net	—	216.5	—
Other financing activities	—	(2.2)	1.8
Net cash provided by (used in) financing activities	(175.4)	(366.2)	1,306.8
Net cash provided by (used in) discontinued operations	—	54.6	(5.1)
Net increase (decrease) in cash and cash equivalents	$(32.5)	$(15.0)	$14.1

Cash Flows from Operating Activities
During 2014, 2013 and 2012, we generated net operating cash flow of $322.9 million, $277.0 million and $147.2 million, respectively. Operating cash flows increased $45.8 million in 2014 compared to 2013 and was favorably impacted in by a decrease in cash interest paid of $55.7 million due to a reduction in the weighted average interest rate and long-term debt outstanding (as discussed above). The decrease of operating cash flows 2012, as compared to the other periods, was related to increased interest expense including interest incurred on debt issued in advance of the closing of the Peninsula Acquisition, increased selling, general and administrative expenses, and nonrecurring acquisition costs primarily related to the Peninsula Acquisition.
Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2014, we incurred net cash outflows for investing activities of $180.0 million due to our capital expenditures during the period of $149.4 million, and the $26.9 million reduction in cash due to the deconsolidation of Borgata on September 30, 2014.

In 2013, as a result of the disposition of Echelon, we generated net cash inflows from investing activities of $19.6 million. After consideration of the payment to exercise of the LVE option, the sale of Echelon generated approximately $157.0 million in cash. Our capital expenditures for 2013 totaled $144.5 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

In 2014 and 2013, our net cash outflows for financing activities totaled $175.4 million and $366.2 million, respectively, as we used cash generated from operations to extinguish outstanding debt in both years. In 2013, we also used cash generated from an equity offering and asset dispositions to extinguish outstanding debt. In 2012, financing activities provided us with net cash inflows of $1.3 billion, as we borrowed additional funds to support the acquisitions completed in that period.

Cash Flows from Discontinued Operations
As a result of the sale of the Dania Jai-Alai business in May 2013, we have presented the results of the Dania Jai-Alai business as discontinued operations through the date of sale. The net cash inflow of $54.6 million in 2013 reflects the net cash received upon the sale of Dania, net of cash used in operations prior to the sale of $2.1 million. The results for 2012 reflect primarily the net cash used to fund Dania Jai-Alai’s operations in that period.

Indebtedness
The balances of long-term debt for each of the Businesses, and the changes in those balances are as follows:

(In millions)	December 31, 2014	December 31, 2013	Increase/ Decrease
Boyd Debt:
Boyd Gaming Corporation Debt:
Bank credit facility	$1,387.4	$1,467.7	$(80.3)
9.125% senior notes due 2018	500.0	500.0	—
9.00% senior notes due 2020	350.0	350.0	—
HoldCo Note	151.8	143.1	8.7
	2,389.2	2,460.8	(71.6)

Peninsula Segment Debt:
Bank credit facility	742.4	802.1	(59.7)
8.375% senior notes due 2018	350.0	350.0	—
	1,092.4	1,152.1	(59.7)
Total Boyd Debt	3,481.6	3,612.9	(131.3)

Borgata Debt:
Bank credit facility		39.9	(39.9)
Incremental term loan		380.0	(380.0)
9.875% senior secured notes due 2018		393.5	(393.5)
Total Borgata Debt		813.4	(813.4)
Less current maturities	29.8	33.5	(3.7)
Long-term debt, net	$3,451.8	$4,392.8	$(941.0)
The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Corporation Debt
Bank Credit Facility
On August 14, 2013, we entered into a Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility"), among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The Boyd Gaming Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Prior Credit Facility") dated as of December 17, 2010.

The Boyd Gaming Credit Facility provides for: (i) a $600.0 million senior secured revolving credit facility including a $100.0 million swing loan sublimit (the "Revolving Credit Facility"); (ii) a $250.0 million senior secured term A loan (the "Term A Loan"); and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events) and the Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events). The Term A Loan and Term B Loan were fully funded on the closing date. Proceeds from the Boyd Gaming Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transactions costs in connection with the Boyd Gaming Credit Facility and may be used for working capital and other general corporate purposes. During 2013, we recognized approximately $20.8 million on the loss on the early extinguishment of the Prior Credit Facility.

The Boyd Gaming Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to the greater of: (i) $400.0 million to be comprised of increases to the Revolving Credit Facility and new or increased term loans plus $150.0 million of increases to the Revolving Credit Facility and (ii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Secured Leverage Ratio (as defined in the Boyd Gaming Credit Agreement) to exceed 4.25 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the Boyd Gaming Credit Facility: (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis; (ii) the loans under the Term B Loan will amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis; and (iii) beginning with the fiscal year ending December 31, 2014, the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the Boyd Gaming Credit Facility.

The interest rate on the outstanding balance from time to time of the Revolving Credit Facility, Swing Loans and the Term A Loan is based upon, at the Company's option, either: (i) the Eurodollar rate; or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using LIBOR) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%; or (ii) the base rate plus 2.00%.

The "base rate" under the Boyd Gaming Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

The blended interest rate for outstanding borrowings under for the Boyd Gaming Credit Facility was 3.7% at both December 31, 2014 and December 31, 2013.

Amounts outstanding under the Boyd Gaming Credit Facility may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions. The Boyd Gaming Credit Facility requires that the Company prepay the loans with proceeds of certain asset sales and issuances of certain additional secured indebtedness. In addition, it requires fixed quarterly amortization of principal equal to 1.25% for Term Loan A and 0.25% for Term Loan B of the original aggregate principal amount of the respective Term Loan, and requires that the Company use a portion of its annual excess cash flow to prepay the loans.

The Boyd Gaming Credit Facility contains certain financial and other covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 1.75 to 1.00; (ii) establishing a maximum permitted consolidated total leverage ratio (as discussed below); (iii) establishing a maximum permitted secured leverage ratio (as discussed below); (iv) imposing limitations on the incurrence of indebtedness; (v) imposing limitations on transfers, sales and other dispositions; and (vi) imposing restrictions on investments, dividends and certain other payments.

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

Amounts Outstanding
The outstanding principal amounts under the Boyd Gaming Credit Facility are comprised of the following:

	December 31,
(In millions)	2014	2013
Revolving Credit Facility	$300.0	$295.0
Term A Loan	221.4	246.9
Term B Loan	840.8	897.8
Swing Loan	25.2	28.0
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,387.4	$1,467.7

After consideration of $6.9 million allocated to support various letters of credit, approximately $267.8 million of availability remained under the Boyd Gaming Credit Facility at December 31, 2014.

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

HoldCo Note
As part of the consideration tendered in the acquisition of Peninsula, Boyd Acquisition II, LLC ("HoldCo"), an indirect wholly-owned subsidiary of Boyd, issued a promissory note to PGP (the "HoldCo Note"). The principal balance assigned to the HoldCo Note was $143.0 million, with a related discount of $31.1 million. The HoldCo Note provides for interest at a per annum rate equal to: (i) from the issue date to, but excluding the first anniversary of the issue date, zero percent; (ii) from the first anniversary of the issue date to but excluding the second anniversary of the issue date, six percent; (iii) from the second anniversary of the issue date to but excluding the third anniversary of the issue date, eight percent; and (iv) from and after the third anniversary of the issue date, ten percent. At the option of HoldCo, interest may be paid in cash or paid-in-kind. Accrued but unpaid interest is added to the principal balance of the HoldCo Note semi-annually. In accordance with its terms, $8.7 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note during 2014. HoldCo may prepay the obligations under the HoldCo Note at any time, in whole or in part, without premium or penalty.

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

The interest rate on the outstanding balance from time to time of the Term Loan is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 3.25%; or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the Revolver is based upon, at Peninsula's option, either: (i) the Eurodollar rate plus 4.00%; or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility will be the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar Rate plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.00%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% and 4.2% at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, approximately $742.4 million was outstanding under the Peninsula Credit Facility and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $36.4 million.

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

The Revolver contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of: (i) a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Under the provisions of its debt agreements, substantially all of Peninsula Gaming's net assets were restricted from distribution subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition, LLC ("Boyd Acquisition").

The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of: (i) beginning with the fiscal quarter ended March 31 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula's net assets were restricted from distribution under the Peninsula Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula and Boyd Acquisition.

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

Borgata Debt
As a result of the deconsolidation of Borgata on September 30, 2014, our December 31, 2014 consolidated balance sheet does not include the accounts of Borgata, including its debt balances, as of that date.

Covenant Compliance
As of December 31, 2014, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Boyd Gaming	Peninsula Segment	Total
For the year ending December 31,
2015	$21.5	$8.3	$29.8
2016	21.5	8.2	29.7
2017	21.5	725.9	747.4
2018	1,169.9	350.0	1,519.9
2019	9.0	—	9.0
Thereafter	1,145.8	—	1,145.8
Total outstanding principal of long-term debt	$2,389.2	$1,092.4	$3,481.6

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during 2014, 2013 and 2012.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and the Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility.

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program, and we did not repurchase any shares of our common stock during 2014, 2013 and 2012. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

On March 1, 2013, we entered into a definitive agreement to sell the Echelon site for $350.0 million in cash. The sale agreement included the 87-acre land parcel as well as site improvements, including the district energy system and central energy center that was to be built by LVE Energy Partners, LLC ("LVE"). The transaction was completed on March 4, 2013, and we received approximately $157.0 million of net proceeds after payment of a portion of the proceeds to a third party to fulfill our obligations to LVE.

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

Our estimated total capital expenditures for 2015 are expected to be approximately $160.0 million, primarily comprised of projects to reposition non-gaming amenities and various maintenance capital expenditures across our properties. We intend to fund such capital expenditures through our credit facilities and operating cash flows.

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

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations as of December 31, 2014:

	Year Ending December 31,
(In millions)	Total	2015	2016	2017	2018	2019	Thereafter
CONTRACTUAL OBLIGATIONS:
Long Term Debt
Boyd Gaming Debt:
Bank credit facility	$1,387.5	$21.5	$21.5	$21.5	$518.2	$9.0	$795.8
9.125% senior notes due 2018	500.0	—	—	—	500.0	—	—
9.00% senior notes due 2020	350.0	—	—	—	—	—	350.0
HoldCo Note	151.7	—	—	—	151.7	—	—
	2,389.2	21.5	21.5	21.5	1,169.9	9.0	1,145.8

Peninsula Segment Debt:
Bank credit facility	742.4	8.3	8.2	725.9	—	—	—
8.375% senior notes due 2018	350.0	—	—	—	350.0	—	—
	1,092.4	8.3	8.2	725.9	350.0	—	—
Total long-term debt	3,481.6	29.8	29.7	747.4	1,519.9	9.0	1,145.8

Interest on Fixed Rate Debt
Boyd Gaming	383.4	77.1	77.1	77.1	73.3	31.5	47.3
Peninsula	88.5	31.1	30.7	26.7	—	—	—

Interest on Variable Rate Debt (1)
Boyd Gaming Corporation	294.7	62.0	64.0	63.2	55.0	32.0	18.5
Peninsula	92.5	29.6	29.7	29.6	3.6	—	—

Operating Leases	487.2	18.5	18.3	17.6	16.8	15.1	400.9

Purchase Obligations
Construction projects	0.5	0.5	—	—	—	—	—

Other obligations (2)	51.6	18.3	7.1	3.6	2.4	2.4	17.8

TOTAL CONTRACTUAL OBLIGATIONS	$4,880.0	$266.9	$256.6	$965.2	$1,671.0	$90.0	$1,630.3
(1) Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2014. Estimated interest payments for variable-rate debt are based on rates at December 31, 2014.
(2) Other obligations include various contracted amounts, including information technology, advertising, maintenance and other service agreements.

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

Outstanding Letters of Credit
At December 31, 2014, we had outstanding letters of credit totaling $12.1 million.

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

Recoverability of Long-Lived Assets
Our long-lived assets were carried at $2.3 billion at December 31, 2014, or 51.0% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Application of Acquisition Method of Accounting
In accordance with the acquisition method of accounting per the Accounting Standards Codification 805 ("ASC 805") guidance, we record assets acquired and liabilities assumed in acquisition transactions based on the fair values as of the acquisition date. The determination of the fair values (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The fair values are determined primarily by management, with assistance from third-party appraisals.

Acquisition of Peninsula Gaming
On November 20, 2012, we completed the Peninsula Acquisition. The net purchase price, after adjustment for working capital and other items, was approximately $1.47 billion. The acquired assets and liabilities of Peninsula are included in our consolidated balance sheets as of December 31, 2013 and 2012, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for full year 2013 and from November 20, 2012 through December 31, 2012, respectively, during the year ended December 31, 2012.

Accounting for our Investment in Borgata
Upon effectively obtaining control of Borgata in 2010, we applied the acquisition method of accounting we assigned the fair value of identifiable intangible assets such as customer relationships, a trademark and other significant tangible assets, such as long-lived property, to those assets. We performed impairment tests of the indefinite-lived intangible assets in accordance with our existing policy, as discussed below. Additionally, given that the MGM Interest was being held in a trust, we monitored for any potential triggering events which would indicate a possible impairment of the intangible assets or long-lived assets, or that would result in our deconsolidating Borgata.

On September 30, 2014, MGM reacquired its Borgata interest and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests recorded for Holding Company from our balance sheet, and are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. As a result of the deconsolidation, we adjusted the book value of our investment to equal fair value and recognized a loss due to the deconsolidation of $12.1 million in our third quarter 2014 results, which was recorded in impairments of assets on our consolidated statement of operations.

We determined the fair value of our investment in Borgata as of the date of deconsolidation using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guideline public company method. Specifically, the income approach focuses on the expected cash flows of Borgata for a finite period of years and discounting them to present value. The market approach focuses on comparing Borgata to selected reasonable similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of Borgata relative to the selected guideline companies; and (iii) applied to the operating data of Borgata to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from a sale of Borgata.  Using these models, we determined that the fair value of our investment in Borgata at September 30, 2014, was $221.4 million.

Valuation of Indefinite-Lived Intangible Assets
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and a limitation on the number of licenses available for issuance with these certain jurisdictions. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, performed in the fourth quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. The value of gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections and assumptions: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. These projections are modeled for a five year period.

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

These indefinite-lived intangible assets are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. Our impairment test, performed as of October 1, 2014, resulted in a $40.1 million in impairment charges for certain of our trademarks and gaming licenses.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2014. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

We solicit third party valuation expertise to assist in the performance of the Step One valuations of the goodwill of our reporting units. We perform the test in the fourth quarter of our fiscal calendar year, using a weighting of two different approaches was employed to determine fair value: (i) the income approach; and (ii) the market approach.

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

In the valuation of an asset, the income approach focuses on the income-producing capability of the subject asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through "discounting." The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset.

The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or "guideline", publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of an asset, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data are collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the subject asset.

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2014, the fair value of our reporting units exceeded their carrying value. At December 31, 2014, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed at December 31, 2014.

Although we satisfied Step One for each reporting unit tested, changes to certain underlying assumptions and variables could greatly impact the results of future tests.

On a macro-economic level, we believe that over the next few years, several trends are expected to continue to adversely affect the gaming industry. The most significant trends include: (i) delayed development of new construction; (ii) increased bankruptcy filings; and (iii) decreased consolidation. The impact of the weakening economy, credit crunch, and general outlook of the casino resort industry is illustrated through the recent trend of abandoned casino projects. Bankruptcy has served as a deterrent to deals because of the large decline in cash flow as well as significant increases in leverage. Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratios for public companies has nearly doubled overall in the past few years, indicating that such a drastic increase shows the inability to service debt. Although we cannot control or influence the impact of these factors from a fair valuation perspective, they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

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

The Company has determined that each of its properties is a reporting unit for goodwill impairment testing, since discrete financial information is available at the property level.

The fair value of each reporting unit substantially exceeded its carrying value as of our annual impairment testing on October 1, 2014, except for Diamond Jo Worth and Amelia Belle in our Peninsula segment for which fair value exceeded carrying value by less than 5%. The goodwill balances were $227.4 million and $21.7 million, respectively, for these reporting units as of December 31, 2014.

Determination of Self-Insured Reserves
We are fully self-insured for general liability costs and self-insured for workers' compensation costs up to a stop loss limit of $0.5 million. Self-insurance reserves include accruals of estimated settlements for known claims, ("Case Reserves") as well as accruals of estimates for claims incurred but not yet reported ("IBNR"). Case reserves represent estimated liability for unpaid loss, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses ("LAE"). Generally, LAE includes claims settlement costs directly assigned to specific claims, such as legal fees. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

We have relied upon an industry-based method to establish our self-insurance reserves, which projects the ultimate losses estimated by multiplying the exposures by a selected ultimate loss rate. The selected ultimate loss rates were determined based on a review of ultimate loss rates for prior years, adjusted for loss and exposure trend, and benefit level changes. We believe this method best provides an appropriate result, given the maturing experience and relative stabilization of our claims history. In previous years, and in certain instances, loss rates were based on industry Loss Development Factors ("LDFs"). Industry LDFs are from various national sources for workers compensation and general liability claims, and we utilize the most recent information available, although there is some lag time between compilation and publishing of such reports, during which unfavorable trends or data could emerge, which would not be reflected in our reserves.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2014, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $0.6 million.

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

We have established contingency reserves for material, known tax exposures. Our tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review. While we believe our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a taxing authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue; and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

Our balance for uncertain tax benefits as of December 31, 2014 was $30.2 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements, in the notes to the consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under ours and Peninsula's bank credit facilities. We do not currently utilize derivative financial instruments for trading or speculative purposes.

Boyd Gaming Credit Facility
Borrowings under Boyd Gaming's Credit Facility are based upon, at our option, either: (i) the Eurodollar rate; or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using the Eurodollar rate) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility. The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%; or (ii) the base rate plus 2.00%. The "base rate" under the Boyd Gaming Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

Peninsula Credit Facility
Borrowings under Peninsula's Credit Facility consist of the Term Loan and the Revolver. The interest rate on the outstanding balance from time to time of the Revolving Loans and Swing Loans are based upon, at Peninsula's option either: (i) the Eurodollar rate plus 4.00%; or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.25%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%. The interest rate on the outstanding balance of the Peninsula Term Loan is based upon, at Peninsula's option either: (i) the Eurodollar rate plus 3.25%; or (ii) the base rate plus 2.25%.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
(In millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Boyd Gaming Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$500.0	$—	$350.0	$850.0	$877.1
Average interest rate	9.1%	9.1%	9.1%	9.1%	9.0%	9.0%	9.1%
Variable-rate	$21.5	$21.5	$21.5	$669.9	$9.0	$795.8	$1,539.2	$1,539.8
Average interest rate	3.9%	3.9%	3.9%	3.9%	4.0%	4.0%	3.9%

Peninsula Segment Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$350.0	$—	$—	$350.0	$363.1
Average interest rate	8.4%	8.4%	8.4%	8.4%	—%	—%	8.4%
Variable-rate	$8.3	$8.2	$725.9	$—	$—	$—	$742.4	$754.4
Average interest rate	4.2%	4.2%	4.2%	—%	—%	—%	4.2%

As of December 31, 2014, Boyd's and Peninsula's long-term variable-rate borrowings represented approximately 64.4% and 68.0% of total long-term debt, respectively. Based on December 31, 2014 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $13.9 million and $7.4 million for Boyd and Peninsula, respectively.

The following table provides other information about our long-term debt:

	December 31, 2014
(In millions)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt
Bank credit facility	$1,387.4	$1,383.8	$1,395.6	Level 2
9.125% senior notes due 2018	500.0	495.2	517.5	Level 1
9.00% senior notes due 2020	350.0	350.0	359.6	Level 1
HoldCo Note	151.8	140.0	144.2	Level 3
Total Boyd Gaming Debt	2,389.2	2,369.0	2,416.9

Peninsula Segment Debt
Bank credit facility	742.4	742.4	754.4	Level 2
8.375% senior notes due 2018	350.0	350.0	363.1	Level 2
Total Peninsula Segment Debt	1,092.4	1,092.4	1,117.5

Total long-term debt	$3,481.6	$3,461.4	$3,534.4

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about December 31, 2014. The estimated fair value of Peninsula's credit facility is based on a relative value analysis performed on or about December 31, 2014. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of December 31, 2014. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

ITEM 8.    Financial Statements and Supplementary Data
The following consolidated financial statements for the three years in the period ended December 31, 2014 are filed as part of this Report:

The accompanying audited consolidated financial statements of Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "we" or "us") have been prepared in accordance with the instructions to Form 10-K and Article 10 of Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 financial statements have been retrospectively adjusted for discontinued operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 27, 2015

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________

	December 31,
(In thousands, except per share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$145,341	$177,838
Restricted cash	18,107	20,686
Accounts receivable, net	27,235	65,569
Inventories	15,161	19,719
Prepaid expenses and other current assets	32,944	42,460
Income taxes receivable	1,243	1,143
Deferred income taxes and current tax assets	1,919	7,265
Total current assets	241,950	334,680
Property and equipment, net	2,286,108	3,505,613
Investment in unconsolidated subsidiary	222,717	—
Debt financing costs, net	56,540	84,209
Other assets, net	52,050	61,259
Intangible assets, net	934,249	1,070,660
Goodwill, net	685,310	685,310
Total assets	$4,478,924	$5,741,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$29,753	$33,559
Accounts payable	85,089	75,478
Accrued liabilities	239,266	341,947
Deferred income taxes and income taxes payable	3,087	2,879
Total current liabilities	357,195	453,863
Long-term debt, net of current maturities	3,431,638	4,352,932
Deferred income taxes	142,263	155,218
Other long-term tax liabilities	28,651	42,188
Other liabilities	81,090	87,093
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 109,277,060 and 108,155,002 shares outstanding	1,093	1,082
Additional paid-in capital	922,112	902,496
Retained earnings (accumulated deficit)	(485,115)	(432,074)
Accumulated other comprehensive income (loss)	(53)	(1,517)
Total Boyd Gaming Corporation stockholders’ equity	438,037	469,987
Noncontrolling interest	50	180,450
Total stockholders’ equity	438,087	650,437
Total liabilities and stockholders’ equity	$4,478,924	$5,741,731

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
REVENUES
Operating revenues
Gaming	$2,307,565	$2,478,983	$2,106,211
Food and beverage	408,236	446,367	417,184
Room	248,222	265,371	264,903
Other	154,170	165,190	145,176
Gross revenues	3,118,193	3,355,911	2,933,474
Less promotional allowances	416,874	461,473	450,646
Net revenues	2,701,319	2,894,438	2,482,828
COST AND EXPENSES
Operating costs and expenses
Gaming	1,087,901	1,170,843	1,006,830
Food and beverage	222,393	240,081	219,497
Room	51,906	54,338	55,531
Other	112,248	121,600	110,967
Selling, general and administrative	429,529	490,226	449,286
Maintenance and utilities	156,736	166,398	154,308
Depreciation and amortization	251,044	278,413	214,236
Corporate expense	75,626	63,249	50,719
Preopening expense	4,749	9,032	11,541
Impairments of assets	60,780	10,383	1,053,526
Asset transactions costs	9,641	5,576	18,442
Other operating items, net	(2,124)	5,998	(11,792)
Total operating costs and expenses	2,460,429	2,616,137	3,333,091
Boyd's share of Borgata's operating income	10,626	—	—
Operating income (loss)	251,516	278,301	(850,263)
Other expense (income)
Interest income	(1,879)	(2,147)	(1,169)
Interest expense, net	283,387	344,330	290,004
Loss on early extinguishments of debt	1,536	54,202	—
Other, net	48	(2,090)	137
Boyd's share of Borgata's non-operating items, net	9,309	—	—
Total other expense, net	292,401	394,295	288,972
Loss from continuing operations before income taxes	(40,885)	(115,994)	(1,139,235)
Income taxes benefit (provision)	(753)	(3,350)	220,789
Loss from continuing operations, net of tax	(41,638)	(119,344)	(918,446)
Income (loss) from discontinued operations, net of tax	—	10,790	(4,629)
Net loss	(41,638)	(108,554)	(923,075)
Net (income) loss attributable to noncontrolling interest	(11,403)	28,290	14,210
Net loss attributable to Boyd Gaming Corporation	$(53,041)	$(80,264)	$(908,865)

Basic net income (loss) per common share
Continuing operations	$(0.48)	$(0.94)	$(10.32)
Discontinued operations	—	0.11	(0.05)
Basic net loss per common share	$(0.48)	$(0.83)	$(10.37)
Weighted average basic shares outstanding	109,979	97,243	87,652

Diluted net income (loss) per common share
Continuing operations	$(0.48)	$(0.94)	$(10.32)
Discontinued operations	—	0.11	(0.05)
Diluted net loss per common share	$(0.48)	$(0.83)	$(10.37)
Weighted average diluted shares outstanding	109,979	97,243	87,652
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income (loss)	$(41,638)	$(108,554)	$(923,075)
Other comprehensive income (loss), net of tax:
Fair value of derivative instruments, net	—	—	5,539
Fair value of adjustments to available-for-sale securities	1,464	(555)	(962)
Comprehensive income (loss)	(40,174)	(109,109)	(918,498)
Less: other comprehensive income (loss) attributable to noncontrolling interest	—	—	5,539
Less: net income (loss) attributable to noncontrolling interest	11,403	(28,290)	(14,210)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$(51,577)	$(80,819)	$(909,827)

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Loss, Net	Interest	Equity
Balances, January 1, 2012	86,572,098	$863	$644,174	$557,055	$—	$171,987	$1,374,079
Net income (loss)	—	—	—	(908,865)	—	(14,210)	(923,075)
Capital investment attributable to noncontrolling interest	—	—	—	—	—	20	20
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	5,539	5,539
Comprehensive income attributable to Boyd	—	—	—	—	(962)	—	(962)
Stock options exercised	16,835	—	117	—	—	—	117
Release of restricted stock units, net of tax	283,044	3	(252)	—	—	—	(249)
Tax effect from share-based compensation arrangements	—	—	(586)	—	—	—	(586)
Share-based compensation costs	—	—	12,247	—	—	—	12,247
Other	—	3	(6)	—	—	—	(3)
Balances, December 31, 2012	86,871,977	869	655,694	(351,810)	(962)	163,336	467,127
Net income (loss)	—	—	—	(80,264)	—	(28,290)	(108,554)
Comprehensive income attributable to Boyd	—	—	—	—	(555)	—	(555)
Equity offering	18,975,000	190	216,277	—	—	—	216,467
Stock options exercised	1,848,222	18	13,734	—	—	—	13,752
Release of restricted stock units, net of tax	459,803	5	(2,100)	—	—	—	(2,095)
Share-based compensation costs	—	—	18,891	—	—	—	18,891
Deconsolidation of LVE	—	—	—	—	—	45,404	45,404
Balances, December 31, 2013	108,155,002	1,082	902,496	(432,074)	(1,517)	180,450	650,437
Net income (loss)		—	—	(53,041)	—	11,403	(41,638)
Comprehensive (income) loss attributable to Boyd	—	—	(640)	—	1,464	—	824
Stock options exercised	562,234	6	4,146	—	—	—	4,152
Release of restricted stock units, net of tax	559,824	5	(2,366)	—	—	—	(2,361)
Share-based compensation costs	—	—	18,476	—	—	—	18,476
Noncontrolling interests contribution	—	—	—	—	—	30	30
Deconsolidation of Borgata	—	—	—	—	—	(191,833)	(191,833)
Balances, December 31, 2014	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(41,638)	$(108,554)	$(923,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on discontinued operations, net of tax	—	(10,790)	4,629
Depreciation and amortization	251,044	278,413	214,236
Amortization of debt financing costs	18,698	21,381	21,616
Amortization of discounts on debt	7,346	17,999	3,716
Share-based compensation expense	18,476	18,891	12,247
Deferred income taxes	1,488	2,986	(214,532)
Non-cash impairment of assets	60,780	11,636	1,053,526
Gain on insurance settlement	—	—	(7,098)
Gain on insurance subrogation settlement	—	—	(7,694)
Loss on early extinguishments of debt	1,536	54,202	—
Boyd's share of Borgata's net income	(1,317)	—	—
Other operating activities	566	2,424	8,959
Changes in operating assets and liabilities:
Restricted cash	(3,243)	2,214	(3,858)
Accounts receivable, net	2,373	(10,596)	9,660
Inventories	226	(1,181)	579
Prepaid expenses and other current assets	(13,388)	6,245	7,155
Current other tax asset	3,685	2,171	(4,062)
Income taxes receivable	(109)	1,076	450
Other long-term tax assets	—	—	(12,537)
Other assets, net	(1,314)	21,559	1,065
Accounts payable and accrued liabilities	24,214	(31,321)	(12,347)
Other long-term tax liabilities	(3,898)	(4,011)	601
Other liabilities	(2,666)	2,291	(6,068)
Net cash provided by operating activities	322,859	277,035	147,168
Cash Flows from Investing Activities
Capital expenditures	(149,374)	(144,520)	(125,554)
Deconsolidation of Borgata	(26,891)	—	—
Proceeds from sale of Echelon, net	—	343,750	—
Cash paid for exercise of LVE option	—	(187,000)	—
Proceeds from sale of other assets, net	—	4,875	—
Cash paid for acquisitions, net of cash received	—	—	(1,324,198)
Other investing activities	(3,715)	2,473	15,009
Net cash provided by (used in) investing activities	(179,980)	19,578	(1,434,743)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
_____________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2014	2013	2012

Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	830,400	2,920,675	787,100
Payments under Boyd Gaming bank credit facility	(910,700)	(2,927,800)	(951,250)
Borrowings under Peninsula bank credit facility	317,400	354,700	871,100
Payments under Peninsula bank credit facility	(377,150)	(406,950)	(16,700)
Borrowings under Borgata bank credit facility	410,900	444,500	632,700
Payments under Borgata bank credit facility	(444,900)	(424,600)	(652,900)
Proceeds from issuance of senior notes, net	—	—	700,000
Debt financing costs, net	(288)	(44,752)	(65,083)
Payments on retirements of long-term debt	(2,850)	(875,487)	—
Payments under note payable	(9)	(10,820)	—
Net proceeds from issuance of term loan	—	376,200	—
Proceeds from issuance of non-recourse debt by variable interest entity	—	—	3,374
Payments on loans to variable interest entity's members	—	—	(928)
Stock options exercised	4,152	13,752	—
Restricted stock units released, net	(2,361)	—	—
Proceeds from sale of common stock, net	—	216,467	—
Other financing activities	30	(2,095)	(627)
Net cash provided by (used in) financing activities	(175,376)	(366,210)	1,306,786

Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(2,144)	(4,723)
Cash flows from investing activities	—	56,751	(416)
Cash flows from financing activities	—	—	—
Net cash provided by (used in) discontinued operations	—	54,607	(5,139)
Change in cash and cash equivalents	(32,497)	(14,990)	14,072
Cash and cash equivalents, beginning of period	177,838	192,545	178,091
Change in cash classified as discontinued operations	—	283	382
Cash and cash equivalents, end of period	$145,341	$177,838	$192,545

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$263,935	$319,620	$239,871
Cash paid (received) for income taxes, net of refunds	226	(6,398)	492
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$16,902	$11,511	$15,810

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," the "Registrant", "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries.

On September 30, 2014, our Atlantic City partner reacquired its ownership interest in and its substantive participation rights in the management of Borgata. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests from our balance sheet. We are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. (See Note 3, Deconsolidation of Certain Interests.)

Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method.

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

Restricted Cash
Restricted cash consists primarily of advance payments related to: (i) future bookings with our Hawaiian travel agency; and (ii) amounts restricted by regulation for gaming and racing purposes. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less. These restricted cash balances are held by high credit quality financial institutions. The carrying value of these instruments approximates their fair value due to their short maturities.

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance, January 1,	$23,908	$25,693	$28,491
Additions	2,058	2,868	1,549
Deductions	(4,182)	(4,653)	(4,347)
Deconsolidation of Borgata on September 30, 2014	(19,813)	—	—
Ending balance	$1,971	$23,908	$25,693

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $1.1 million and $1.0 million, respectively.

Investment in Unconsolidated Subsidiary
We have a 50% non-controlling investment in Borgata, an unconsolidated subsidiary, accounted for under the equity method since its deconsolidation on September 30, 2014. Under the equity method, carrying value is adjusted for our share of the investees’ earnings and losses, as well as capital contributions to and distributions from this entity.

We evaluate our equity method investment for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is other than temporary based on its assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future cash flows of the investee.

Debt Financing Costs
Debt financing costs, which include legal, and other direct costs related to the issuance of our outstanding debt, are deferred and amortized to interest expense over the contractual term of the underlying long-term debt using the effective interest method. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt financing costs and record a loss on extinguishment of debt.

CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority ("CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Our net deposits with the CRDA, held by Borgata, eligible to be used to fund qualified investments was $4.6 million as of December 31, 2013, and is included in other assets, net, on our consolidated balance sheet.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Investment in Available for Sale Securities
Peninsula has an investment in $21.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2014 and 2013 was $18.4 million and $17.1 million, respectively. At December 31, 2014 and 2013, $0.4 million and $0.3 million, respectively, is included in prepaid expenses and other current assets, and $18.0 million and $16.8 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2015	$380
2016	410
2017	440
2018	475
2019	510
Thereafter	19,535
Total	$21,750

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

We evaluate goodwill using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guideline public company method. Specifically, the income approach focuses on the expected cash flow of the subject reporting unit, considering the available cash flow for a finite period of years. Available cash flow is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The underlying premise of the income approach is that the value of goodwill can be measured by the present value of the net economic benefit to be received over the life of the reporting unit. The market approach focuses on comparing the reporting unit to selected reasonable similar (or "guideline") publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonable expected to be realized from the sale of the subject reporting unit.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
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

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance	$44,073	$38,663	$34,500
Additions
Charged to costs and expenses	95,269	110,683	103,802
Due to acquisitions	—	—	359
Payments made	(93,168)	(105,273)	(99,998)
Deconsolidation of Borgata	(13,170)	—	—
Ending Balance	$33,004	$44,073	$38,663

Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2014, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest
Noncontrolling interest primarily represents: (i) until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Marina District Development Holding Co., LLC ("Holding Company") held by the Divestiture Trust for the economic benefit of MGM Resorts International ("MGM"), which was initially recorded at fair value at the March 24, 2010 date of the effective change in control; and (ii) until the Echelon sale, which closed on March 4, 2013, all 100% of the members' equity interest in LVE, the variable interest entity which had been consolidated in our financial statements, but in which we held no equity interest.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as a promotional allowance. Promotional allowances also include incentives earned in our slot bonus program such as cash and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food and beverage, and to a lesser extent for other goods or services, depending upon the property.

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Rooms	$132,231	$147,305	$144,605
Food and beverage	190,632	207,072	191,389
Other	94,011	107,096	114,652
Total promotional allowances	$416,874	$461,473	$450,646

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Rooms	$53,167	$58,960	$62,323
Food and beverage	168,626	181,689	182,138
Other	20,238	22,667	21,641
Total cost of promotional allowances	$242,031	$263,316	$266,102

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $370.0 million, $393.0 million and $270.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $50.5 million, $44.5 million and $38.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations.

Preopening Expenses
Certain costs of start-up activities are expensed as incurred. The following reconciles our preopening expenses to provide the amounts incurred, net of the amounts eliminated upon the consolidation of LVE:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Preopening expense:
Amounts incurred by Boyd Gaming Corporation	$4,749	$10,965	$22,437
Amounts eliminated upon consolidation of LVE	—	(1,933)	(10,896)
Amounts reported in our consolidated statements of operations	$4,749	$9,032	$11,541

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards:

	Year Ended December 31,
	2014	2013	2012
Expected stock price volatility	54.14%	73.75%	77.11%
Annual dividend rate	—	—	—
Risk-free interest rate	1.64%	1.40%	0.55%
Expected option life (in years)	5.4	5.3	4.3
Estimated fair value per share	$5.70	$6.09	$3.04

Net Income (loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net losses for the years ended December 31, 2014, 2013 and 2012, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Potential dilutive effect	913.9	955.6	328.8

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist of cash equivalents and accounts receivable.

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

Discontinued Operations
Our consolidated financial statements reflect the results of operations and cash flows of our Dania Jai-Alai property as discontinued operations. See Note 2, Acquisitions and Divestitures, for further discussion.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
Accounting Standards Update 2014-17 ASC 805 Business Combinations ("Update 2014-17")
In November 2014, the Financial Accounting Standards Board ("FASB") issued Update 2014-17, which provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The pronouncement was effective on November 18, 2014. The impact of the adoption of Update 2014-17 did not have an effect on our consolidated financial statements.

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

Accounting Standards Update 2014-12 Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("Update 2014-12")
In June 2014, the FASB issued Update 2014-12. Update 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

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

Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08")
In April 2014, the FASB issued Update 2014-08. Update 2014-08 raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015.

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

Update 2013-11 became effective for interim and annual periods beginning after December 15, 2013. The adoption of Update 2013-11 did not have a material effect on our consolidated financial statements.

NOTE 2.    ACQUISITIONS AND DIVESTITURES
Peninsula Gaming
Overview
On November 20, 2012, we completed the acquisition of Peninsula Gaming, LLC ("Peninsula") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into on May 16, 2012, by and among the Company, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula, under which an indirect wholly owned subsidiary

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

of the Company acquired 100% of the outstanding common shares of Peninsula, the assets and assumed the liabilities. The acquisition added five properties from three different states including Kansas, Iowa and Louisiana. Peninsula owns and operates Diamond Jo Casino in Dubuque, Iowa, Evangeline Downs Racetrack and Casino, in St. Landry Parish, Louisiana, various off track betting facilities in Louisiana, Diamond Jo Casino in Northwood, Iowa, Amelia Belle Casino in Amelia, Louisiana, and the Kansas Star Casino, Hotel and Event Center ("Kansas Star") near Wichita, Kansas. Accordingly, the acquired assets and liabilities of Peninsula are included in our consolidated balance sheet as of December 31, 2014 and 2013 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the years ended December 31, 2014 and 2013, and from November 20, 2012 through December 31, 2012, during the year ended December 31, 2012. As a result of this acquisition, the Company has expanded its operations to new geographical areas. The net purchase price, after adjustment for working capital and other items, was approximately $1.47 billion and was comprised of the following:

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
Acquisition Method of Accounting
The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the allocation of the purchase price:

(In thousands)	Final purchase price allocation
Current assets	$48,610
Property and equipment, net	430,093
Intangible assets	577,501
Other assets	49,339
Total acquired assets	1,105,543

Current liabilities	67,819
Other liabilities	42,363
Total liabilities assumed	110,182
Net identifiable assets acquired	995,361
Goodwill	471,734
Net assets acquired	$1,467,095

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The following table summarizes the acquired property and equipment and weighted average useful lives:

(In thousands)	Useful Lives	As Recorded, at Fair Value
Land		$39,240
Buildings and improvements	3 through 40 years	283,391
Furniture and equipment	1 through 12 years	88,069
Riverboat	5 through 40 years	19,393
Total property and equipment acquired		$430,093

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets:

(In thousands)	Useful Lives	As Recorded, at Fair Value
Customer relationships	4.9 years	$136,300
Non-compete agreement	0.9 years	3,200
Trademark	Indefinite	50,800
Gaming license rights	Indefinite	387,201
Total intangible assets acquired		$577,501

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Peninsula. All of the $471.7 million of goodwill was assigned to the Peninsula reportable segment. All of the goodwill is expected to be deductible for income tax purposes. As further discussed in Note 5, Intangible Assets, in 2014 and 2013 there were impairment charges of $0.3 million and $3.2 million, respectively, recorded against the value assigned to the trademarks resulting from the acquisition of Peninsula, and in 2014 an impairment charge of $1.4 million was recorded against the value assigned to gaming license rights.

Consolidated Statement of Operations for the period from November 20, 2012 through December 31, 2012
The following supplemental information presents the financial results of Peninsula included in the Company's consolidated statement of operations for the year ended December 31, 2012:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

NOTE 3.    DECONSOLIDATION OF CERTAIN INTERESTS
Borgata Hotel Casino and Spa
The Company and MGM each originally held a 50% interest in Holding Company. Holding Company owns all the equity interests in Marina District Development Company, LLC ("MDDC"), d.b.a. Borgata Hotel Casino and Spa ("Borgata"). We are the managing member of Holding Company, and we are responsible for the day-to-day operations of Borgata.

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

The NJCCC approved MGM’s application for licensure on September 10, 2014. On September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its Borgata interest and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests recorded for Holding Company from our balance sheet, and are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. As a result of the deconsolidation, we adjusted the book value of our investment to equal fair value. We determined the fair value of our investment in Borgata as of the date of deconsolidation using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guideline public company method. Specifically, the income approach focuses on the expected cash flows of Borgata for a finite period of years and discounting them to present value. The market approach focuses on comparing Borgata to selected reasonable similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of Borgata relative to the selected guideline companies; and (iii) applied to the operating data of Borgata to arrive at an indication of value. The application of the market approach results in

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

an estimate of the price reasonably expected to be realized from a sale of Borgata. Using these models, we determined that the fair value of our investment in Borgata at September 30, 2014, was $221.4 million and recognized a loss due to the deconsolidation of $12.1 million in our third quarter 2014 results, which was recorded in impairments of assets on our consolidated statement of operations.

The following table presents the carrying values of the major categories of assets and liabilities of Borgata, immediately preceding its deconsolidation on September 30, 2014, which were excluded from our consolidated balance sheet as of September 30, 2014:

September 30,
(In thousands)	2014
ASSETS
Current assets	$98,119
Long-term assets	1,220,036
Total Assets	$1,318,155

LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$106,666
Long-term liabilities	786,278
Noncontrolling interests	191,833
Total Liabilities and Noncontrolling Interests	$1,084,777

Summarized balance sheet information subsequent to the deconsolidation of Borgata on September 30, 2014 is as follows:

December 31,
(In thousands)	2014
Current assets	$100,297
Property and other long-term assets, net	1,196,339
Current liabilities	122,150
Long-term debt and other liabilities	762,609
Equity	411,877

Summarized results of operations information subsequent to the deconsolidation of Borgata on September 30, 2014 is as follows:

Three Months Ended
(In thousands)	December 31, 2014
Net revenues	$179,147
Operating expenses	(157,896)
Operating income (loss)	21,251
Interest expense	17,431
Loss on early extinguishments of debt	740
State income tax expense (benefit)	446
Net income (loss)	$2,634

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

In connection with the disposition of Echelon on March 4, 2013, (see Note 2, Acquisitions and Divestitures), we exercised an option to acquire the central energy center assets from LVE for $187.0 million. We immediately sold these assets to the buyer of Echelon and the ESA agreement was terminated. As a result, we ceased consolidation of LVE as of that date.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2014	2013
Land	$229,684	$336,079
Buildings and improvements	2,534,618	3,852,039
Furniture and equipment	1,079,878	1,332,090
Riverboats and barges	239,669	189,175
Construction in progress	35,675	72,141
Other	11,502	21,750
Total property and equipment	4,131,026	5,803,274
Less accumulated depreciation	1,844,918	2,297,661
Property and equipment, net	$2,286,108	$3,505,613

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $218.6 million, $232.0 million and $199.5 million, respectively.

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.9 years	$139,600	$(87,642)	$—	$51,958
Favorable lease rates	33.4 years	45,370	(10,956)	—	34,414
Development agreement	—	21,373	—	—	21,373
		206,343	(98,598)	—	107,745

Indefinite lived intangible assets:
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, December 31, 2014		$1,209,179	$(132,558)	$(142,372)	$934,249

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
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

Development Agreement
Development agreement is an acquired contract with a Native American tribe (the "Tribe") under which the Company has the right to assist the Tribe in the development and management of a gaming facility on the Tribe's land. This asset although amortizable, is not amortized until development is completed, which at December 31, 2014 remains indeterminate. In the interim, this asset is subject to periodic impairment reviews.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

Activity for the Years Ended December 31, 2014, 2013 and 2012
The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Non-competition Agreement	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2012	$7,674	$—	$37,545	$21,373	$136,000	$371,426	$574,018
Additions	136,300	3,200	—	—	50,800	387,249	577,549
Impairments	—	—	—	—	—	(17,500)	(17,500)
Amortization	(13,033)	(354)	(1,042)	—	—	—	(14,429)
Balance, December 31, 2012	130,941	2,846	36,503	21,373	186,800	741,175	1,119,638
Additions	—	—	—	—	4,687	—	4,687
Impairments	—	—	—	—	(3,200)	(900)	(4,100)
Amortization	(45,674)	(2,846)	(1,045)	—	—	—	(49,565)
Balance, December 31, 2013	85,267	—	35,458	21,373	188,287	740,275	1,070,660
Additions	—	—	—	—	14	—	14
Impairments	—	—	—	—	(300)	(39,772)	(40,072)
Amortization	(33,309)	—	(1,044)	—	—	—	(34,353)
Other	—	—	—	—	(62,000)	—	(62,000)
Balance, December 31, 2014	$51,958	$—	$34,414	$21,373	$126,001	$700,503	$934,249

Other activity during 2014 in the table above is primarily due to the effects of the deconsolidation of Borgata (see Note 3, Deconsolidation of Certain Interests).

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining three-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.8 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Favorable Lease Rates	Total
For the year ending December 31,
2015	$25,652	$1,043	$26,695
2016	14,870	1,043	15,913
2017	11,436	1,043	12,479
2018	—	1,043	1,043
2019	—	1,043	1,043
Thereafter	—	29,199	29,199
Total future amortization	$51,958	$34,414	$86,372

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations
As a result of our annual impairment testing in the fourth quarter of 2014, we recognized a non-cash impairment charges of $38.3 million of gaming licenses in our Midwest and South segment, $1.4 million of gaming licenses in our Peninsula segment, and $0.3 million in Peninsula trademarks. These amounts are included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2014.

During the year ended 2013, we recognized a non-cash impairment charge of $3.2 million in Peninsula trademarks and $0.9 million in gaming license rights at our Sam's Town Shreveport location. During the year ended 2012, we recognized a non-cash impairment charge of $17.5 million, related to our gaming license rights at our Sam's Town Shreveport location.

NOTE 6.     GOODWILL
Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Peninsula	471,734	—	—	471,734
Balance, December 31, 2014	$856,923	$(6,134)	$(165,479)	$685,310

Changes in Goodwill
During the year ended December 31, 2012, we recorded $481.4 million of goodwill due to our acquisition of Peninsula on November 20, 2012. During fourth quarter of 2013 the purchase price allocation was finalized and resulted in a decrease to goodwill in an amount equal to the purchase price reduction of $9.6 million. There were no other changes to goodwill during the three year period ended December 31, 2014.

NOTE 7.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2014	2013
Payroll and related expenses	$69,672	$90,602
Interest	33,985	47,497
Gaming liabilities	35,698	58,145
Player loyalty program liabilities	19,058	25,159
Accrued liabilities	80,853	120,544
Total accrued liabilities	$239,266	$341,947

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

NOTE 8.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		December 31, 2014
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2014	Principal	Discount	Fees	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.66%	$1,387,425	$(3,589)	$—	$1,383,836
9.125% senior notes due 2018	9.13%	500,000	—	(4,845)	$495,155
9.00% senior notes due 2020	9.00%	350,000	—	—	$350,000
HoldCo Note	8.00%	151,740	(11,743)	—	$139,997
		2,389,165	(15,332)	(4,845)	2,368,988

Peninsula Segment Debt:
Bank credit facility	4.25%	742,400	—	—	742,400
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	3	—	—	3
		1,092,403	—	—	1,092,403
Total long-term debt		3,481,568	(15,332)	(4,845)	3,461,391
Less current maturities		29,753	—	—	29,753
Long-term debt, net		$3,451,815	$(15,332)	$(4,845)	$3,431,638

		December 31, 2013
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2013	Principal	Discount	Fees	Debt, Net
Boyd Debt:
Boyd Gaming Corporation Debt:
Bank credit facility	3.66%	$1,467,725	$(4,233)	$—	$1,463,492
9.125% senior notes due 2018	9.13%	500,000	—	(6,082)	493,918
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	6.00%	143,030	(17,371)	—	125,659
		2,460,755	(21,604)	(6,082)	2,433,069

Peninsula Segment Debt:
Bank credit facility	4.20%	802,150	—	—	802,150
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	12	—	—	12
		1,152,162	—	—	1,152,162
Total Boyd Debt		3,612,917	(21,604)	(6,082)	3,585,231

Borgata Debt:
Bank credit facility	3.86%	39,900	—	—	39,900
Incremental term loan	6.75%	380,000	(3,766)	—	376,234
9.875% senior secured notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
Total Borgata Debt		813,400	(5,577)	(6,563)	801,260
Less current maturities		33,559	—	—	33,559
Long-term debt, net		$4,392,758	$(27,181)	$(12,645)	$4,352,932

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Boyd Gaming Corporation Debt
Bank Credit Facility
Credit Agreement
On August 14, 2013, we entered into a Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility"), among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The Boyd Gaming Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Prior Credit Facility") dated as of December 17, 2010.

The Boyd Gaming Credit Facility provides for: (i) a $600.0 million senior secured revolving credit facility including a $100.0 million swing loan sublimit (the "Revolving Credit Facility"); (ii) a $250.0 million senior secured term A loan (the "Term A Loan"); and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature in August 2018 (or earlier upon the occurrence or non-occurrence of certain events); The Term B Loan matures in August 2020 (or earlier upon occurrence or non-occurrence of certain events). The Term A Loan and Term B Loan were fully funded on the closing date. Proceeds from the Boyd Gaming Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transactions costs in connection with the Boyd Gaming Credit Facility and may be used for working capital and other general corporate purposes. During the year ended December 31, 2013, we recognized approximately $20.8 million of loss on the early extinguishment of the Prior Credit Facility.

The Boyd Gaming Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to the greater of: (i) $400.0 million to be comprised of increases to the Revolving Credit Facility and new or increased term loans plus $150.0 million of increases to the Revolving Credit Facility; and (ii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Secured Leverage Ratio (as defined in the Boyd Gaming Credit Agreement) to exceed 4.25 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the Boyd Gaming Credit Facility: (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis; (ii) the loans under the Term B Loan will amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis; and (iii) beginning with the fiscal year ending December 31, 2014, the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the Boyd Gaming Credit Facility.

Amounts Outstanding
The outstanding principal amounts under the Boyd Gaming Credit Facility are comprised of the following:

	December 31,
(In thousands)	2014	2013
Revolving Credit Facility	$300,000	$295,000
Term A Loan	221,375	246,875
Term B Loan	840,750	897,750
Swing Loan	25,300	28,100
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,387,425	$1,467,725

At December 31, 2014 approximately $1.4 billion was outstanding under the Boyd Gaming Credit Facility and $6.9 million was allocated to support various letters of credit, leaving remaining contractual availability of $267.8 million.

Interest and Fees
The interest rate on the outstanding balance of the Revolving Credit Facility, Swing Loans and the Term A Loan is based upon, at the Company's option, either: (i) the Eurodollar rate; or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 2.00% to 3.00% (if using the Eurodollar rate) and from 1.00% to 2.00% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The interest rate on the outstanding balance from time to time of the Term B Loan is based upon, at the Company's option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%; or (ii) the base rate plus 2.00%.

The "base rate" under the Boyd Gaming Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one month period plus 1.00%.

Optional and Mandatory Prepayments
Amounts outstanding under the Boyd Gaming Credit Facility may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions. The Boyd Gaming Credit Facility requires that the Company prepay the loans with proceeds of certain asset sales and issuances of certain additional secured indebtedness. In addition, it requires fixed quarterly amortization of principal equal to 1.25% for Term Loan A and 0.25% for Term Loan B of the original aggregate principal amount of the respective Term Loan, and requires that the Company use a portion of its annual excess cash flow as defined in the agreement to prepay the loans.

During the year ended December 31, 2014, the Company paid $21.5 million in mandatory principal payments and $61.0 million in optional principal prepayments. During the year ended December 31, 2013, the Company paid $26.6 million in mandatory principal payments. None of these payments were subject to any prepayment premium.

Guarantees and Collateral
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

Financial and Other Covenants
The Boyd Gaming Credit Facility contains certain financial and other covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio 1.75 to 1.00; (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below); (iii) establishing a maximum permitted secured leverage ratio (discussed below); (iv) imposing limitations on the incurrence of indebtedness; (v) imposing limitations on transfers, sales and other dispositions; and (vi) imposing restrictions on investments, dividends and certain other payments.

The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Total Leverage Ratio during the remaining term of the Boyd Gaming Credit Facility:

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
September 30, 2013 through December 31, 2015	8.50	to	1.00
March 31, 2016 through December 31, 2016	8.25	to	1.00
March 31, 2017 through December 31, 2017	8.00	to	1.00
March 31, 2018 and thereafter	7.75	to	1.00

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Secured Leverage Ratio during the remaining term of the Boyd Gaming Credit Facility:

	Maximum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
September 30, 2013 through December 31, 2014	5.00	to	1.00
March 31, 2015 through December 31, 2016	4.75	to	1.00
March 31, 2017 through December 31, 2017	4.50	to	1.00
March 31, 2018 and thereafter	4.25	to	1.00

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Current Maturities of Our Indebtedness
We classified certain non-extending balances under the Boyd Gaming Credit Facility as a current maturity, as such amounts come due within the next twelve months.

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

At any time prior to December 1, 2014, we could have redeemed the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to December 1, 2014, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.563% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.

Second Supplemental Indenture Relating to the 9.125% Senior Notes due 2018
On August 14, 2013 the Company entered into a Second Supplemental Indenture (the "9.125% Senior Notes Supplemental Indenture") to that certain Indenture dated as of November 10, 2010 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, as supplemented by that certain First Supplemental Indenture dated as of October 27, 2011 by and among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the "9.125% Senior Notes Indenture"), relating to the 9.125% Senior Notes due 2018 of the Company. The 9.125% Senior Notes Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts as a Guarantor thereunder.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

First Supplemental Indenture Relating to the 2020 Notes
On August 14, 2013 the Company entered into a Supplemental Indenture (the "9% Supplemental Indenture") to that certain Indenture dated as of June 8, 2012 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (the "9% Senior Notes Indenture"), relating to the 2020 Notes. The 9% Supplemental Indenture was entered into to add Boyd Acquisition, LLC as a Guarantor thereunder and to release Echelon Resorts, LLC as a Guarantor thereunder.

HoldCo Note
As part of the consideration tendered in the acquisition of Peninsula, HoldCo issued a promissory note to PGP (the "HoldCo Note"). The principal balance assigned to the HoldCo Note as of the date of the Peninsula Acquisition was $147.8 million. As a result of certain adjustments to the note balance that were made during the purchase accounting period as contemplated in the Merger Agreement, the principal balance was subsequently reduced to $143.0 million. The related discount of the HoldCo Note was also adjusted from an original balance of $34.2 million to $33.1 million. The unamortized discount on the HoldCo Note at December 31, 2014, was $11.7 million. The HoldCo Note provides for interest at a per annum rate equal to: (i) from the issue date to, but excluding the first anniversary of the issue date, zero percent; (ii) from the first anniversary of the issue date to but excluding the second anniversary of the issue date, six percent; (iii) from the second anniversary of the issue date to but excluding the third anniversary of the issue date, eight percent; and (iv) from and after the third anniversary of the issue date, ten percent. At the option of HoldCo, interest may be paid in cash or paid-in-kind. Accrued but unpaid interest is added to the principal balance of the HoldCo Note semi-annually. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. HoldCo may prepay the obligations under the HoldCo Note at any time, in whole or in part, without premium or penalty.

In accordance with its terms, $8.7 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note during 2014.

Peninsula Segment Debt
Peninsula Bank Credit Facility
Credit Agreement
On November 20, 2012, Boyd completed its previously announced acquisition of Peninsula pursuant to the Merger Agreement and Merger Sub entered into a Credit Agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer. Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, Peninsula assumed all assets and liabilities of Merger Sub and became the borrower under the Credit Agreement (as defined below) and, together with Peninsula Gaming Corp. upon consummation of the Finance Company Merger, the issuer of Peninsula Senior Notes (as defined below).
The Peninsula Credit Agreement provides for a $875.0 million senior secured credit facility (the "Peninsula Credit Facility"), which consists of (a) a term loan facility of $825.0 million (the "Peninsula Term Loan") and (b) a revolving credit facility of $50.0 million including a $15.0 million swing loan sublimit (the "Peninsula Revolver"). The Peninsula Term Loan was fully funded concurrently with the closing of the Peninsula Merger. A portion of the Peninsula Revolver was funded concurrently with the closing of the acquisition. The maturity date for obligations under the Peninsula Credit Facility is November 17, 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula entered into the First Amendment to the Peninsula Credit Agreement (the "Peninsula Amendment"), among Peninsula, certain financial institutions and Bank of America, N.A. ("Bank of America"), as administrative agent (in such capacity, "Administrative Agent") for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement dated as of November 14, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the "Peninsula Credit Agreement"), among Peninsula, the lenders from time to time party thereto, the Administrative Agent, and Bank of America, as Collateral Agent, Swing Line Lender and L/C Issuer.

Among other things, the Peninsula Amendment: (i) decreases the applicable margin with respect to the Term Loan to 3.25% in the case of Eurodollar Rate Loans and 2.25% in the case of Base Rate Loans; (ii) reduces the minimum Eurodollar Rate with respect to the Term Loan to 1.00% per annum; (iii) requires the Company to pay a premium of 1.00% of the principal amount prepaid for full or partial repayments of Term Loans through the issuance of indebtedness having a lower interest rate than described in clause (i) above during the period of six calendar months after the effective date of the Peninsula Amendment and requires payment of an amendment fee of 1.00% during such period payable to lenders who consent to any such reduced interest rate; (iv) extends the deadline for delivery of year-end reports to 90 days after the end of each fiscal year of the Company; (v) clarifies the definition of Consolidated Adjusted EBITDA with respect to management fees; and (vi) allows quarterly amortization installments to be paid prior to the last day of the applicable quarter.

Amounts Outstanding
The outstanding principal amounts under the Peninsula Credit Facility are comprised of the following:

	December 31,
(In thousands)	2014	2013
Term Loan	$734,000	$784,750
Revolving Facility	2,000	8,000
Swing Loan	6,400	9,400
Total outstanding principal amounts under the Peninsula Credit Facility	$742,400	$802,150

At December 31, 2014, approximately $742.4 million was outstanding under the Peninsula Credit Facility and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $36.4 million.

Interest and Fees
The interest rate on the outstanding balance of the Peninsula Term Loan is based upon, at Peninsula's option either: (i) the Eurodollar rate plus 3.25%; or (ii) the base rate plus 2.25%. The interest rate on the outstanding balance from time to time of the Revolving Loans and Swing Loans are based upon, at Peninsula's option either: (i) the Eurodollar rate plus 4.00%; or (ii) the base rate plus 3.00%. The base rate under the Peninsula Credit Facility is the highest of (x) Bank of America's publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%. The Peninsula Credit Facility also establishes, with respect to outstanding balances under the Term Loan, a minimum Eurodollar rate for any interest period of 1.00%. In addition, Peninsula will incur a commitment fee on the unused portion of the Peninsula Credit Facility at a per annum rate of 0.50%.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

During the years ended December 31, 2014 and 2013, the Company paid $8.3 million each year in mandatory principal payments and $42.5 million and $32.0 million in optional principal prepayments, respectively. None of these payments were subject to any prepayment premium.

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

Financial and Other Covenants
The Peninsula Credit Facility contains customary affirmative and negative covenants which, subject to certain exceptions, restrict or limit Peninsula’s ability and the ability of its restricted subsidiaries (as defined in the Peninsula Credit Agreement), to, among other things: (i) create liens on certain assets; (ii) make certain investments or dispositions; (iii) incur additional debt; (iv) consolidate or merge; (v) enter into certain transactions with affiliates; (vi) engage in any business substantially different from that in which they were engaged at the closing date of the Peninsula Credit Agreement; and (vii) make restricted payments, other than those allowed by the Peninsula Credit Agreement ("Restricted Payments"). Restricted Payments primarily include: (i) dividends and distributions to the Company; (ii) the Tax Amount (as defined in the Peninsula Credit Agreement), so long as Peninsula remains a pass-through entity for United States federal income tax purposes; and (iii) cash dividends to the extent no event of default would be caused, financial covenants would not exceed or be outside of applicable ratios, and the aggregate amount of all Restricted Payments does not exceed $20.0 million plus the excess cash flow not required to repay loans.

Peninsula is required to maintain: (i) maximum consolidated interest coverage ratio over each twelve month period ending on the last fiscal day of each quarter (discussed below); (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year.

The minimum consolidated Interest Coverage Ratio is calculated as (a) the twelve-month trailing Consolidated EBITDA (as defined in the Peninsula Credit Agreement), to (b) consolidated interest expense.

The maximum permitted Consolidated Leverage Ratio (as defined in the Peninsula Credit Agreement) is calculated as Consolidated Fund Indebtedness less Excess Cash to twelve-month trailing Consolidated EBITDA. The following table provides our maximum Consolidated Leverage Ratio during the remaining term of the Peninsula Credit Facility:

	Maximum Consolidated
For the Trailing Four Quarters Ending	Leverage Ratio
September 30, 2014 through December 31, 2014	6.75	to	1.00
March 31, 2015 through June 30, 2015	6.50	to	1.00
September 30, 2015 through December 31, 2015	6.25	to	1.00
March 31, 2016 through June 30, 2016	6.00	to	1.00
September 30, 2016 through December 31, 2016	5.75	to	1.00
March 31, 2107 through June 30, 2017	5.50	to	1.00
September 30, 2017 and thereafter	5.25	to	1.00

Capital Expenditures should not be made by Peninsula or any of its Restricted Subsidiaries (excluding: (i) capital expenditures which adds to or improves any existing property; and (ii) capital expenditures made prior to the first anniversary of the Funding Date relating to integration and/or transition of business systems) in an aggregate amount in excess of $20.0 million in any fiscal year; provided that no default has occurred and is continuing or would result from such expenditure.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Restricted Net Assets
Cash dividends by Peninsula to the Company are limited by the terms of the Peninsula Credit Agreement and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Peninsula's net assets and is subject to certain exceptions.

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

As a result of optional prepayments made during the years ended December 31, 2014 and 2013, we wrote-off $1.5 million and $1.4 million, respectively, in deferred debt financing costs representing the pro-rated reduction in borrowing capacity.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under the Peninsula Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Peninsula Senior Notes
8.375% Senior Notes due February 2018
Significant Terms
On August 16, 2012, we closed an offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 (the "2018 Notes") by Merger Sub and Boyd Acquisition Finance Corp. ("Boyd Finance Co.," and together with Merger Sub, the "Issuers"), a direct wholly owned subsidiary of Merger Sub. The 2018 Notes were issued pursuant to an Indenture dated August 16, 2012 (the "Indenture") by and among the Issuers, and U.S. Bank National Association, as trustee (the "Trustee"). The consummation of the acquisition of Peninsula occurred on November 20, 2012, at which time, Peninsula and Peninsula Gaming Corporation assumed the obligations of the Merger Sub and Boyd Finance Co. and became the Issuers under the Indenture. The Indenture provides that the 2018 Notes bear interest at a rate of 8.375% per annum. The Notes mature on February 15, 2018.
Prior to the consummation of the acquisition, the 2018 Notes were not guaranteed. Upon the consummation of the acquisition, the 2018 Notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula's subsidiaries (other than PGP). The 2018 Notes contain certain restrictive covenants that, subject to exceptions and qualifications limit Peninsula’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, among other things, (i) incur additional indebtedness or liens, (ii) consolidate or merge, and (iii) pay dividends or make distributions which would cause default, violate covenant ratios or exceed certain calculated amounts. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required, under certain circumstances, to offer to purchase the 2018 Notes.
At any time prior to August 15, 2014, the Issuers could have redeemed up to 35% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest, up to, but excluding, the applicable redemption date, with the net cash proceeds that the Issuers raise in one or more equity offerings. In addition, prior to August 15, 2014, the Issuers could have redeemed the 2018 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to August 15, 2014, the Issuers may redeem all or a portion of the 2018 Notes at a redemption prices (expressed as percentages of the principal amount) ranging from 106.281% in 2014 to 100% in 2016 and thereafter, plus accrued and unpaid interest.
The 2018 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, (the "Securities Act") and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Debt Financing Costs
In conjunction with the issuance of the 2018 Notes, we incurred approximately $14.2 million in debt financing costs that have been deferred and are being amortized over the term of the 2018 Notes using the effective interest method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Covenant Compliance
As of December 31, 2014, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At December 31, 2014, the available borrowing capacity under these credit facilities was $267.8 million at Boyd Gaming Corporation and $36.4 million at Peninsula.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In thousands)	Boyd Gaming	Peninsula Segment	Total
For the year ending December 31,
2015	$21,500	$8,253	$29,753
2016	21,500	8,250	29,750
2017	21,500	725,900	747,400
2018	1,169,915	350,000	1,519,915
2019	9,000	—	9,000
Thereafter	1,145,750	—	1,145,750
Total outstanding principal of long-term debt	$2,389,165	$1,092,403	$3,481,568

Borgata Debt
As a result of the deconsolidation of Borgata on September 30, 2014, our consolidated balance sheet does not include the accounts of Borgata, including its debt balances, as of that date. The following discussion relates to Borgata’s debt balances as of December 31, 2013.

Borgata Bank Credit Facility
On July 24, 2013, the Marina District Finance Company Inc. ("MDFC") entered into an Amended and Restated Credit Agreement (the "Borgata Credit Facility") with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The Borgata Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the "Prior Borgata Credit Agreement"), which provided for the Borgata bank credit facility.

The Borgata Credit Facility provides for a $60 million senior secured revolving credit facility including a $15.0 million swing loan sublimit (the "Borgata Revolving Credit Facility") which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the Borgata Credit Facility was used to repay obligations outstanding under the Prior Borgata Credit Agreement.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The Borgata Credit Facility includes an accordion feature which permits: (a) an increase in the Borgata Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance MDFC's 9.5% Senior Secured Notes Due 2015 (the "2015 Borgata Notes") and, concurrently with or after the 2015 Borgata Notes have been refinanced, to refinance MDFC's 9.875% Senior Secured Notes due 2018 (the "2018 Borgata Notes") outstanding pursuant to the Borgata Indenture, in each case, subject to the satisfaction of certain conditions.

Amounts Outstanding
The outstanding principal amounts under the Borgata Credit Facility at December 31, 2013, were:

(In thousands)
Revolving Credit Facility	$35,000
Swing Loan	4,900
Total outstanding principal amounts under the Borgata Credit Facility	$39,900

Interest and Fees
Outstanding borrowings under the Borgata Credit Facility including those borrowings under the swing loan accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%; or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the Borgata Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Borgata Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

Guarantees and Collateral
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

Financial and Other Covenants
The Borgata Credit Facility contains customary affirmative and negative covenants, including but not limited to: (i) establishing a minimum Consolidated EBITDA (as defined in the Borgata Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to make restricted payments, other than those allowed by the Borgata Credit Agreement ("Borgata Restricted Payments"). Borgata Restricted Payments primarily include (i) the Tax Amount (as defined in the Borgata Credit Agreement), so long as Borgata remains a pass-through entity for United States federal income tax purposes, and (ii) cash dividends to the extent no event of default would be caused, financial covenants would not exceed or be outside of applicable ratios.

Restricted Net Assets
Cash dividends by Borgata to the Company are limited by the terms of the Borgata Credit Agreement and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Borgata's net assets and is subject to certain exceptions.

Debt Financing Costs
In conjunction with the Borgata bank credit facility and the amendment thereto, during the years ended December 31, 2013 and 2012, we incurred incremental debt financing costs of $10.1 million and $0.4 million, respectively, related to the Borgata bank credit facility in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the Borgata bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

Borgata Senior Secured Notes
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 2018 Borgata Notes, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 2018 Borgata Notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The 2018 Borgata Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Borgata Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to: (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions which would cause default or violate covenant ratios; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions.

At any time prior to August 15, 2014, the 2018 Borgata Notes could have been redeemed at 100% of the principal amount thereof, plus a "make-whole premium" and accrued and unpaid interest. In addition, MDFC shall have the option to redeem the 2018 Borgata Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the 2018 Borgata Notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2013, the effective interest rate on the 2018 Borgata Notes was 10.3%.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Indenture
The indenture governing the 2018 Borgata Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the date the 2018 Borgata Notes were issued; however, at December 31, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million senior secured credit facility. At December 31, 2013, the outstanding balance under the Borgata bank credit facility was $39.9 million leaving contractual availability of $20.1 million.

NOTE 9.    INCOME TAXES
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2014	2013
Current deferred tax liability	$3,087	$2,879
Non-current deferred tax liability	142,263	155,218
Current deferred tax asset	(117)	(5,374)
Net deferred tax liability	$145,233	$152,723

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2014	2013
Deferred tax assets
Federal net operating loss carryforwards	$312,113	$367,182
State net operating loss carryforwards	41,395	43,785
Share-based compensation	35,122	30,317
Other	42,554	50,424
Gross deferred tax assets	431,184	491,708
Valuation allowance	(261,962)	(243,448)
Deferred tax assets, net of valuation allowance	169,222	248,260

Deferred tax liabilities
Difference between book and tax basis of intangible assets	202,089	175,964
Difference between book and tax basis of property	86,280	185,535
State tax liability, net of federal benefit	11,980	23,073
Other	14,106	16,411
Gross deferred tax liabilities	314,455	400,983
Deferred tax liabilities, net	$145,233	$152,723

At December 31, 2014, we have unused federal general business tax credits of approximately $8.9 million which may be carried forward or used until expiration beginning in 2030 and alternative minimum tax credits of $0.4 million which may be carried forward indefinitely. We have a federal income tax net operating loss of approximately $916.7 million, which may be carried forward or used until expiration beginning in 2031. We also have state income tax net operating loss carryforwards of approximately

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

$567.6 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2015 to 2033, if not fully utilized.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $6.3 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Valuation Allowance on Deferred Tax Assets
Management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In evaluating our ability to recover deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year periods ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, we concluded that it was more likely than not that the benefit from certain deferred tax assets would not be realized. As a result of our analysis, a valuation allowance of $226.2 million has been recorded on our federal income tax net operating loss carryforwards and certain other deferred tax assets at December 31, 2014. The amount of the deferred tax assets at December 31, 2014 considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for profitable growth. A valuation allowance in the amount of $35.7 million has also been recorded on a material portion of our state income tax operating losses, along with certain other state deferred tax assets, which are not presently expected to be realized.

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current
Federal	$442	$—	$(235)
State	(289)	368	286
Total current taxes provision (benefit)	153	368	51
Deferred
Federal	(1,896)	5,666	(215,711)
State	2,496	(2,684)	(5,129)
Total deferred taxes provision (benefit)	600	2,982	(220,840)
Provision (benefit) for income taxes from continuing operations	$753	$3,350	$(220,789)

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$753	$3,350	$(220,789)
Provision (benefit) for income taxes from discontinued operations	—	5,884	17
Provision (benefit) for income taxes from continuing and discontinued operations	$753	$9,234	$(220,772)

Our tax provision for the year ended December 31, 2014 was adversely impacted by a valuation allowance on our federal and state income tax net operating losses and certain other deferred tax assets. The tax provision was favorably impacted by impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

tax adjustments related to the deconsolidation of Borgata and, as a result of statute expirations, the realization of certain unrecognized tax benefits, inclusive of the reversal of related accrued interest.

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

Additionally, the tax provision or benefit in 2014, 2013 and 2012 was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance.

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance for deferred tax assets	(38.7)%	(35.1)%	(15.4)%
Noncontrolling interests	12.9%	(9.4)%	(0.5)%
State income taxes, net of federal benefit	(5.4)%	2.0%	0.4%
Company provided benefits	(4.1)%	0.1%	(0.1)%
Compensation-based credits	3.8%	1.4%	0.1%
Accrued interest on uncertain tax benefits	(3.0)%	3.7%	—%
Other, net	(2.4)%	(0.6)%	(0.1)%
Effective tax rate	(1.9)%	(2.9)%	19.4%

Status of Examinations
In January 2015, we received Joint Committee on Taxation ("Joint Committee") approval of the 2005-2009 IRS appeals settlement reached in August 2013. The refund in connection with the settlement is approximately $2.7 million, plus estimated interest of $450,000. The refund and related interest benefit will be recorded in the first quarter of 2015.

In August 2013, we received a $4.2 million refund in connection with Joint Committee approval of our 2001-2004 IRS appeals settlement.

Our federal income tax returns for years 2011-2014 remain subject to federal examination. The statute of limitations for tax years 2011 through 2014 will expire over the period September 2015 through September 2018.

We are also currently under examination for various state income and franchise tax matters. Certain adjustments in the state examinations are contingent on resolution of our federal examinations. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period September 2015 through November 2018.

Based on our current expectations for the final resolutions of these federal and state income tax matters, we believe that we have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Unrecognized tax benefit, beginning of year	$37,059	$38,423	$42,320
Additions:
Tax positions related to current year	487	562	1,468
Tax positions related to prior years	—	138	15,456
Reductions:
Tax positions related to the Deconsolidation of Borgata	(6,221)	—	—
Lapse of applicable statute of limitations	(1,097)	—	—
Tax position related to prior years	(30)	(2,064)	(10,969)
Settlement with taxing authorities	—	—	(9,852)
Unrecognized tax benefits	$30,198	$37,059	$38,423

Included in the $30.2 million balance of unrecognized tax benefits at December 31, 2014, are $22.0 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize interest related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2014, we recognized interest and penalties of approximately $0.7 million in our tax provision. During the years ended December 31, 2013 and 2012 we recognized interest related benefits, due to favorable settlements, of $1.1 million and $0.2 million, respectively, in our income tax provision. We have accrued $7.2 million and $12.0 million of interest and penalties as of December 31, 2014 and 2013, respectively, in our consolidated balance sheets.

In 2014, as a result of statute expirations, we reduced our unrecognized tax benefits by $1.1 million, all of which impacted our effective tax rate. In 2013 we reached a partial resolution on certain proposed adjustments raised in connection with our 2005-2009 IRS examination. As a result of these agreements, we reduced our unrecognized tax benefits by $2.1 million, of which $0.1 million impacted our effective tax rate. During 2012 we effectively settled our 2001-2004 IRS examination and reduced our unrecognized tax benefits by $20.8 million, of which $0.1 million impacted our effective tax rate. Additionally, in 2014, 2013 and 2012 we reduced the interest accrued on our unrecognized tax benefits by $0.7 million, $3.1 million and $4.0 million, respectively, and recorded a benefit to our tax provision.

We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed. However, it is reasonably possible based on the receipt of the Joint Committee approval in the 2005-2009 IRS appeals settlement reached in August 2013, that over the next twelve-month period our unrecognized tax benefits as of December 31, 2014, will decrease in the range of $26.1 million to $27.7 million, of which $17.9 million to $19.4 million would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the depreciable lives of assets, tax attributes, interest capitalization and transfer pricing, raised in connection with our federal and state examinations.

NOTE 10.    COMMITMENTS AND CONTINGENCIES
Commitments
Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Kansas Management Contract
On January 14, 2011, the Kansas Management Contract was approved by the Kansas Racing and Gaming Commission ("KRGC"), contractually obligating KSC to open certain phases of the project by certain specified dates. All required development under the Kansas Management Contract was complete as of December 31, 2014.

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

Mulvane Development Agreement
On March 7, 2011, Kansas Star entered into a Development Agreement with the City of Mulvane ("Mulvane Development Agreement") related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by the City of Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to the City’s full obligations under the general obligation bonds.

As of December 31, 2014, all infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements, $18.8 million prior to the Merger and $0.9 million subsequent to the Merger. In connection with the Merger, the Company's obligation under this agreement was revalued to fair value as of the Merger date. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.7 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on the Kansas Star.

Contingent Payments
In connection with Kansas Star’s acquisition of a land purchase option to purchase land upon which Kansas Star’s casino is currently being developed, Kansas Star is required to pay a former casino project developer and option holder 1% of Kansas Star’s EBITDA each month for a period of 10 years commencing December 20, 2011.

Minimum Assessment Agreement
In 2007, Diamond Jo Dubuque ("DJL") entered a Minimum Assessment Agreement with the City of Dubuque. Under the Minimum Assessment Agreement, DJL and the City agreed to a minimum taxable value related to the new casino of $57.9 million.  DJL agreed to pay property taxes to the City based on the actual taxable value of the casino, but not less than the minimum taxable value.  Scheduled payments of principal and interest on the City Bonds will be funded through DJL's payment obligations under the Minimum Assessment Agreement.  DJL is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds.

As a result of purchase accounting the Minimum Assessment Agreement obligation was revalued to fair value. Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2014 and 2013, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $14.7 million, net of a $3.0 million discount, and $14.9 million, net of a $3.1 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by DJL under the Minimum Assessment Agreement are approximately $1.9 million per year through 2037.

Public Parking Facility Agreement
DJL has an agreement with the City for use of the public parking facility adjacent to DJL's casino and owned and operated by the City (the "Parking Facility Agreement"). The Parking Facility Agreement calls for: (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

public parking facility; and (ii) the payment by the Company to the City of $65 per parking space in the public parking facility per year, subject to annual increases based on any increase in the Consumer Price Index, which funds will be deposited into a special sinking fund and used by the City for capital expenditures necessary to maintain the public parking facility. Operating costs of the parking facility incurred by DJL are expensed as incurred. Deposits to the sinking fund are recorded as other assets. When the sinking fund is used for capital improvements, such amounts are capitalized and amortized over their remaining useful life.

Iowa Qualified Sponsoring Organization Agreements
DJL and Diamond Jo Worth ("DJW") are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with DJL and DJW, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. DJL expensed $2.8 million, $3.0 million, and $0.3 million, during the years ended December 31, 2014 and 2013, and the period from November 20, 2012 through December 31, 2012, respectively, related to its agreement. DJW expensed $4.8 million, $5.0 million, and $0.5 million, during the years ended December 31, 2014 and 2013, and the period from November 20, 2012 through December 31, 2012, respectively, related to its agreement. The DJL agreement expires on December 31, 2018. The DJW agreement was amended during 2014 and expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC ("HoldCo"), an indirect wholly-owned subsidiary of Boyd, is obligated to make an additional payment to Peninsula Gaming Partners, LLC in 2016 if Kansas Star's EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be in an amount equal to 7.5 times the amount by which Kansas Star's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of Kansas Star for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of Kansas Star is less than the target, the Company is not required to make any additional consideration payment. At December 31, 2014 and December 31, 2013, there were outstanding liabilities of $0.1 million and $1.1 million, respectively, related to the merger earnout which are included in other liabilities on the consolidated balance sheets.

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
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority ("CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Borgata's CRDA obligations for the year ended December 31, 2013 were $7.8 million, of which valuation provisions of $2.2 million, were recorded due to the respective underlying agreements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the "Tourism District") be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the "ACA"), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, Borgata will expense their pro rata share of the $155 million as incurred. Through the date of deconsolidation, September 30, 2014, and during 2013 and 2012, Borgata incurred expense of $5.5 million, $6.5 million and $6.1 million for the pro rata share of the initial contribution to the ACA.

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily related to land leases are as follows:

(In thousands)	Lease Obligations
For the year ending December 31,
2015	$18,483
2016	18,302
2017	17,572
2018	16,795
2019	15,143
Thereafter	400,910
Total	$487,205

Rent expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was $36.6 million, $38.6 million, and $29.3 million, respectively, and primarily relates to land leases and advertising-related expenses.

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Total Rental Income
For the year ending December 31,
2015	$1,426
2016	1,220
2017	1,158
2018	1,071
2019	647
Thereafter	255
Total	$5,777

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million, and $92.1 million of this authorization remains available at December 31, 2014. We are not obligated to repurchase any shares under this program, and no shares were repurchased during the years ended December 31, 2014, 2013 or 2012.

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

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and the Boyd Gaming Credit Facility. No dividends were declared during the years ended December 31, 2014, 2013 or 2012.

Stock Incentive Plan
In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 2.0 million shares remain available for grant at December 31, 2014, after consideration of those PSUs approved but not yet granted for accounting purposes at December 31, 2014, as discussed further below. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2014 was approximately 14.6 million shares.

Grants made under the 2012 Plan include provisions that entitle the grantee to automatic vesting acceleration in the event of a grantee’s separation from service (including as a result of retirement, death or disability), other than for cause (as defined), after reaching the defined age and years of service thresholds. These provisions result in the accelerated recognition of the stock compensation expense for those grants issued to employees who have met the stipulated thresholds.

Stock Options
Options granted under the 2012 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Summarized stock option plan activity is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	10,671,343	$24.81
Granted	537,840	5.22
Canceled	(366,344)	21.40
Exercised	(16,835)	6.95
Outstanding at December 31, 2012	10,826,004	23.98
Granted	544,330	9.86
Canceled	(378,202)	20.67
Exercised	(1,848,222)	7.44
Outstanding at December 31, 2013	9,143,910	26.62
Granted	244,351	11.57
Canceled	(1,656,359)	34.79
Exercised	(562,234)	7.39
Outstanding at December 31, 2014	7,169,668	$25.73	4.0	$15,031

Exercisable at December 31, 2013	8,061,747	$29.15	3.6	$9,037

Exercisable at December 31, 2014	6,459,687	$27.52	3.4	$12,662

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22-$6.70	951,241	6.9	$5.99	797,474	$6.14
7.55-7.55	593,890	4.8	7.55	593,890	7.55
8.34-8.34	857,890	5.8	8.34	857,890	8.34
9.86-33.31	737,150	9.0	11.22	180,936	13.10
38.11-38.11	491,000	2.4	38.11	491,000	38.11
39.00-39.00	1,284,500	1.8	39.00	1,284,500	39.00
39.78-39.78	984,500	2.8	39.78	984,500	39.78
39.96-39.96	1,235,497	0.8	39.96	1,235,497	39.96
42.69-47.49	30,000	1.5	43.49	30,000	43.49
52.35-52.35	4,000	0.4	52.35	4,000	52.35
$5.22-$52.35	7,169,668	4.0	$25.73	6,459,687	$27.52

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $9.5 million, and $19 thousand, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was approximately $2.3 million, $3.0 million, and $4.8 million, respectively. As of December 31, 2014, there was approximately $2.3 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 1.1 years, the weighted-average remaining requisite service period.

Restricted Stock Units
Our 2012 Plan provides for the grant of Restricted Stock Units ("RSUs"). An RSU is an award which may be earned in whole, or in part, upon the passage of time, and which may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and the 2012 Plan. Share-based compensation costs related to RSU awards are calculated based on the market price on the date of the grant.

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

Summarized RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,849,390
Granted	860,376	$5.51
Canceled	(9,781)
Awarded	(328,838)
Outstanding at December 31, 2012	2,371,147
Granted	1,018,978	$10.03
Canceled	(46,131)
Awarded	(588,195)
Outstanding at December 31, 2013	2,755,799
Granted	696,249	$11.63
Canceled	(201,660)
Awarded	(715,892)
Outstanding at December 31, 2014	2,534,496

As of December 31, 2014, there was approximately $7.3 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.5 years.

Performance Stock Units
Our 2012 Plan provides for the grant of Performance Stock Units ("PSUs"). A PSU is an award which may be earned in whole, or in part, upon the passage of time, and the attainment of performance criteria, and which may be settled for cash, shares, other securities or a combination thereof. The PSUs do not contain voting rights and are not entitled to dividends. The PSUs are subject to the terms and conditions contained in the applicable award agreement and our 2012 Plan.

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and customer service scores, all of which are determined on a comprehensive annual three-year growth rate. Based upon actual

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

Summarized PSU activity is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	406,602
Granted	423,955	$5.24
Canceled	(1,427)
Awarded	—
Outstanding at December 31, 2012	829,130
Granted	—
Canceled	(7,497)
Awarded	—
Outstanding at December 31, 2013	821,633
Granted	694,294	$11.01
Canceled	(104,287)
Awarded	—
Outstanding at December 31, 2014	1,411,640

The Company approved the issuance of approximately 380,000 PSUs to participating employees during fourth quarter 2013. The performance criteria for these PSUs were set subsequent to year-end 2013, so these PSUs were not considered granted for accounting purposes as of December 31, 2013, and are included in the shares granted during 2014 in the table above. As of December 31, 2014, there was approximately $4.1 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.5 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.7 million shares will be issued to settle the PSUs outstanding at December 31, 2014.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Summarized Career Shares activity is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	539,689
Granted	163,137	$7.69
Canceled	—
Awarded	—
Outstanding at December 31, 2012	702,826
Granted	200,043	$6.78
Canceled	(125)
Awarded	(8,437)
Outstanding at December 31, 2013	894,307
Granted	122,015	$11.31
Canceled	(85,765)
Awarded	(33,972)
Outstanding at December 31, 2014	896,585

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

The following table summarizes our share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Stock Options	$2,733	$2,666	$4,634
Restricted Stock Units	8,010	10,610	5,816
Performance Stock Units	6,537	3,678	729
Career Shares	1,196	1,937	1,068
Total shared-based compensation costs	$18,476	$18,891	$12,247

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Gaming	$387	$351	$233
Food and beverage	74	67	44
Room	35	32	21
Selling, general and administrative	1,965	1,787	1,183
Corporate expense	16,207	16,654	10,766
Other operating items, net	(192)	—	—
Total shared-based compensation expense	$18,476	$18,891	$12,247

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

NOTE 12.    NONCONTROLLING INTEREST
Noncontrolling interest primarily represents: (i) until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control; and (ii) until the Echelon sale, which closed on March 4, 2013, all 100% of the members' equity interest in LVE, the variable interest entity which had been consolidated in our financial statements, but in which we held no equity interest.

Changes in the noncontrolling interest are as follows:

(In thousands)	Holding Company	LVE	Other	Total
Beginning balance, January 1, 2012	$221,006	$(49,019)	$—	$171,987
Capital contributions	—	—	20	$20
Attributable net loss	(12,729)	(1,481)	—	(14,210)
Comprehensive income	—	5,539	—	5,539
Balance, December 31, 2012	208,277	(44,961)	20	163,336
Attributable net loss	(27,847)	(443)	—	(28,290)
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, December 31, 2013	180,430	—	20	180,450
Capital contributions	—	—	30	30
Attributable net income (loss)	11,403	—	—	11,403
Comprehensive income	—	—	—	—
Deconsolidation of Borgata on September 30, 2014	(191,833)	—	—	(191,833)
Balance, December 31, 2014	$—	$—	$50	$50

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,341	$145,341	$—	$—
Restricted cash	18,107	18,107	—	—
Investment available for sale	18,357	—	—	18,357

Liabilities
Merger earnout	$75	$—	$—	$75
Contingent payments	3,792	—	—	3,792

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$177,838	$177,838	$—	$—
Restricted cash	20,686	20,686	—	—
CRDA deposits	4,613	—	—	4,613
Investment available for sale	17,128	—	—	17,128

Liabilities
Merger earnout	$1,125	$—	$—	$1,125
Contingent payments	4,343	—	—	4,343

Cash and Restricted Cash
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2014 and 2013.

The fair value of Borgata's CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to balances on statements received from the CRDA at December 31, 2013.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2014 and 2013. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At December 31, 2014 and 2013, $0.4 million and $0.3 million , respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2014 and 2013, $18.0 million and $16.8 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $3.3 million and $3.5 million as of December 31, 2014 and 2013, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd, is obligated to make an additional payment to Peninsula Gaming Partners, LLC, in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At December 31, 2014 and December 31, 2013, there were outstanding liabilities of $0.1 million and $1.1 million, respectively, related to the merger earnout which are included in other liabilities on the consolidated balance sheets.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At both December 31, 2014 and December 31, 2013, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets, and long-term obligations of $2.9 million and $3.4 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2014
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2014	$17,128	$4,613	$(1,125)	$(4,343)
Deposits	—	5,481	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	119	(1,798)	1,050	(274)
Included in other comprehensive income (loss)	1,465	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(355)	(259)	—	825
Deconsolidation of Borgata on September 30, 2014	—	(8,037)	—	—
Ending balance at December 31, 2014	$18,357	$—	$(75)	$(3,792)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$119	$—	$—	$—
Included in interest expense	—	—	—	(734)
Included in non-operating income	—	—	—	60

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$106	$—	$—	$—
Included in interest expense	—	—	—	(767)
Included in non-operating income	—	—	—	95

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.8%
Merger earnout	Probability-based model	Estimated probability	1.0%
Contingent payments	Discounted cash flow	Discount rate	18.5%

The fair value of intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing its impairment analyses (see Note 5, Intangible Assets).

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$36,749	$28,612	$29,529	Level 3
Other financial instruments	300	268	268	Level 3

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$37,783	$28,980	$27,608	Level 3
Other financial instruments	400	343	343	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The following table provides the fair value measurement information about our long-term debt:

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank Credit Facility	$1,387,425	$1,383,836	$1,395,595	Level 2
9.125% Senior Notes due 2018	500,000	495,155	517,500	Level 1
9.00% Senior Notes due 2020	350,000	350,000	359,625	Level 1
HoldCo Note	151,740	139,997	144,153	Level 3
	2,389,165	2,368,988	2,416,873

Peninsula Segment Debt:
Bank credit facility	742,400	742,400	754,364	Level 2
8.375% Senior Notes due 2018	350,000	350,000	363,125	Level 2
Other	3	3	3	Level 3
	1,092,403	1,092,403	1,117,492
Total debt	$3,481,568	$3,461,391	$3,534,365

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
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

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about December 31, 2014 and December 31, 2013. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about December 31, 2014 and December 31, 2013. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of December 31, 2014 and December 31, 2013. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

Due to the deconsolidation of Borgata on September 30, 2014, (see Note 3, Deconsolidation of Certain Interests), Borgata’s debt is not included in our December 31, 2014, balance sheet; therefore, estimated fair value information for Borgata’s debt is not presented as of that date. The estimated fair value of the Borgata Credit Facility at December 31, 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising the Borgata Credit Facility. The estimated fair value of the Borgata incremental term loan is based on a relative value analysis performed on or about December 31, 2013. The estimated fair values of Borgata's senior secured notes as of December 31, 2013 are based on quoted market prices.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2014 and 2013.

NOTE 14.    EMPLOYEE BENEFIT PLANS
We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. These unions cover certain of our culinary, hotel and other trade workers. We are obligated to make defined contributions under these plans.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The significant risks of participating in multi-employer plans include, but are not limited to, the following:

•
We may elect to stop participating in our multi-employer plans. As a result, we may be required to pay a withdrawal liability based on the underfunded status of the plan as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and impact our ability to meet our obligations to the multiemployer plan.

•	We may contribute assets to the multiemployer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled approximately $7.1 million, $8.8 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $5.1 million, $5.5 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On September 30, 2014, we deconsolidated Borgata, which resulted in decreased employer contributions to multiemployer plans and decreased expenses for voluntary contributions to the 401(k) profit-sharing plans and trusts during the year ended December 31, 2014.

NOTE 15.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present five Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Borgata. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Peninsula segments, and also includes Borgata's operating income before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Although EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net Revenues
Las Vegas Locals	$592,652	$591,447	$591,306
Downtown Las Vegas	224,275	222,715	224,178
Midwest and South	831,477	864,247	924,197
Peninsula	493,851	520,329	56,925
Borgata (1)	559,064	695,700	686,222
Reportable Segment Net Revenues	$2,701,319	$2,894,438	$2,482,828

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$144,397	$137,501	$128,742
Downtown Las Vegas	37,309	35,036	32,832
Midwest and South	169,977	179,976	192,349
Peninsula	175,081	185,269	21,152
Borgata (1)	137,936	119,237	116,976
Adjusted EBITDA	664,700	657,019	492,051

Other operating costs and expenses
Corporate expense	59,420	46,594	39,954
Deferred rent	3,618	3,831	3,984
Depreciation and amortization	251,044	278,413	214,236
Preopening expenses	4,749	9,032	11,541
Share-based compensation expense	18,666	18,891	12,247
Impairments of assets	60,780	10,383	1,053,526
Asset transactions costs	9,641	5,576	18,442
Other operating charges, net	(2,124)	5,998	(11,616)
Our share of Borgata's other operating costs and expenses	7,390	—	—
Total other operating costs and expenses	413,184	378,718	1,342,314
Operating income (loss)	$251,516	$278,301	$(850,263)

(1) Due to the reacquisition by our partner of its 50% ownership, we deconsolidated Borgata as of the close of business on September 30, 2014. Our consolidated statement of operations for the year ended December 31, 2014 includes Borgata’s financial results on a full consolidation basis for the nine months ended September 30, 2014, and reflects our accounting for our 50% ownership interest in Borgata by applying the equity method for the remainder of the year.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts:

	December 31,
(In thousands)	2014	2013
Assets
Las Vegas Locals	$1,164,115	$1,190,234
Downtown Las Vegas	128,682	125,618
Midwest and South	1,302,002	1,349,155
Peninsula	1,459,529	1,511,606
Borgata (1)	—	1,334,714
Total Reportable Segment assets	4,054,328	5,511,327
Corporate	424,596	230,267
Other	—	137
Total assets	$4,478,924	$5,741,731

(1) As a result of the deconsolidation of Borgata on September 30, 2014, Borgata assets are not included as of December 31, 2014. Our 50% investment in Borgata is included as a Corporate segment asset.

Capital Expenditures
The Company's capital expenditures by Reportable Segment, consisted of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Capital Expenditures:
Las Vegas Locals	$31,653	$30,861	$23,349
Downtown Las Vegas	9,917	5,505	7,248
Midwest and South	55,273	39,589	60,572
Peninsula	33,756	27,094	7,606
Borgata (1)	11,623	22,357	34,742
Total Reportable Segment Capital Expenditures	142,222	125,406	133,517
Corporate	(8,786)	12,173	(25,580)
Other	—	28	286
Total Capital Expenditures	133,436	137,607	108,223
Change in Accrued Property Additions	15,938	6,913	17,331
Cash-Based Capital Expenditures	$149,374	$144,520	$125,554
(1) Borgata capital expenditures are only included through the date of deconsolidation, September 30, 2014.

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

NOTE 16.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information:

	Year Ended December 31, 2014
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$708,349	$722,534	$738,843	$531,593	$2,701,319
Operating income	68,516	86,979	73,774	22,247	251,516
Net income (loss) attributable to Boyd Gaming Corporation	(6,182)	669	(15,105)	(32,423)	(53,041)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.06)	$0.01	$(0.14)	$(0.29)	$(0.48)
Diluted net income (loss) per common share	$(0.06)	$0.01	$(0.14)	$(0.29)	$(0.48)

	Year Ended December 31, 2013
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$735,584	$738,748	$738,569	$681,537	$2,894,438
Operating income	81,420	79,379	78,322	39,180	278,301
Net income (loss) attributable to Boyd Gaming Corporation	(7,284)	11,627	(37,267)	(47,340)	(80,264)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.08)	$0.13	$(0.37)	$(0.43)	$(0.83)
Diluted net income (loss) per common share	$(0.08)	$0.13	$(0.37)	$(0.43)	$(0.83)

Due to the deconsolidation of Borgata on September 30, 2014, our quarterly financial results shown above reflect Borgata on a full consolidation basis for periods ending on or before September 30, 2014, and reflects our accounting for our 50% ownership interest in Borgata by applying the equity method for the fourth quarter of 2014. Additionally, because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total income (loss) per share amounts for the year. The per share amounts in the second half of 2013 were impacted by our issuance of 18,975,000 shares of common stock in the third quarter of 2013.

NOTE 17.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$111,452	$33,668	$219	$—	$145,341
Other current assets	10,234	69,012	21,980	—	(4,617)	96,609
Property and equipment, net	65,365	1,775,486	445,257	—	—	2,286,108
Investments in subsidiaries	3,345,735	150,694	—	—	(3,273,712)	222,717
Intercompany receivable	—	1,637,101	—	—	(1,637,101)	—
Other assets, net	36,600	9,149	62,841	—	—	108,590
Intangible assets, net	—	425,083	509,166	—	—	934,249
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,457,936	$4,390,771	$1,545,428	$219	$(4,915,430)	$4,478,924

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,253	$—	$—	$29,753
Current liabilities	82,711	160,542	84,427	—	(238)	327,442
Accumulated losses of subsidiaries in excess of investment	—	—	3,619	—	(3,619)	—
Intercompany payable	668,310	—	972,425	397	(1,641,132)	—
Long-term debt, net of current maturities	2,207,490	—	1,224,148	—	—	3,431,638
Other long-term liabilities	39,888	169,824	42,292	—	—	252,004

Common stock	1,093	31,124	(27)	—	(31,097)	1,093
Additional paid-in capital	922,112	2,717,841	248,203	4,250	(2,970,294)	922,112
Retained earnings (deficit)	(485,115)	1,311,492	(1,037,860)	(4,428)	(269,204)	(485,115)
Accumulated other comprehensive loss, net	(53)	(52)	(52)	—	104	(53)
Total Boyd Gaming Corporation stockholders' equity (deficit)	438,037	4,060,405	(789,736)	(178)	(3,270,491)	438,037
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	438,037	4,060,405	(789,736)	(178)	(3,270,441)	438,087
Total liabilities and stockholders' equity	$3,457,936	$4,390,771	$1,545,428	$219	$(4,915,430)	$4,478,924

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$117,159	$1,620,170	$542,538	$559,064	$(137,612)	$2,701,319

Costs and expenses
Operating	1,800	879,073	303,570	290,005	—	1,474,448
Selling, general and administrative	46,708	223,741	57,370	101,930	(220)	429,529
Maintenance and utilities	—	94,654	14,871	47,211	—	156,736
Depreciation and amortization	5,667	126,444	76,804	42,129	—	251,044
Corporate expense	71,951	220	3,455	—	—	75,626
Preopening expenses	48	6	4,264	431	—	4,749
Impairment of assets	320	51,489	8,971	—	—	60,780
Asset transactions costs	57	7,124	2,086	374	—	9,641
Other operating items, net	164	—	(177)	(2,111)	—	(2,124)
Intercompany expenses	1,204	116,105	20,083	—	(137,392)	—
Total costs and expenses	127,919	1,498,856	491,297	479,969	(137,612)	2,460,429

Equity in earnings of subsidiaries	85,360	(20,191)	(162)	—	(54,381)	10,626
Operating income (loss)	74,600	101,123	51,079	79,095	(54,381)	251,516

Other expense (income)
Interest expense, net	132,204	5,527	90,450	53,327	—	281,508
Gain (loss) on early extinguishment of debt	—	—	1,536	—	—	1,536
Other, net	(793)	—	841	—	—	48
Boyd's share of Borgata's non-operating items, net	—	9,309	—	—	—	9,309
Total other expense, net	131,411	14,836	92,827	53,327	—	292,401

Income (loss) before income taxes	(56,811)	86,287	(41,748)	25,768	(54,381)	(40,885)
Income taxes benefit (provision)	3,770	13,127	(14,525)	(3,125)	—	(753)
Net income (loss)	(53,041)	99,414	(56,273)	22,643	(54,381)	(41,638)
Net income attributable to noncontrolling interest	—	—	—	—	(11,403)	(11,403)
Net income (loss) attributable to controlling interest	$(53,041)	$99,414	$(56,273)	$22,643	$(65,784)	$(53,041)
Comprehensive income (loss)	$(51,577)	$100,878	$(54,809)	$22,643	$(57,309)	$(40,174)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$123,951	$1,650,002	$570,267	$697,633	$(147,415)	$2,894,438

Costs and expenses
Operating	1,848	901,668	315,365	367,981	—	1,586,862
Selling, general and administrative	46,880	231,260	63,349	148,779	(42)	490,226
Maintenance and utilities	—	92,014	14,680	59,704	—	166,398
Depreciation and amortization	6,619	121,893	90,155	59,746	—	278,413
Corporate expense	59,128	119	4,002	—	—	63,249
Preopening expenses	567	24	6,277	4,097	(1,933)	9,032
Impairment of assets	—	13,634	4,450	5,033	(12,734)	10,383
Asset transactions costs	1,019	1,780	2,597	180	—	5,576
Other operating items, net	427	2,075	359	3,137	—	5,998
Intercompany expenses	1,213	122,630	21,598	—	(145,441)	—
Total costs and expenses	117,701	1,487,097	522,832	648,657	(160,150)	2,616,137

Equity in earnings of subsidiaries	101,148	(38,981)	—	—	(62,167)	—
Operating income (loss)	107,398	123,924	47,435	48,976	(49,432)	278,301

Other expense (income)
Interest expense, net	153,893	9,662	94,917	83,711	—	342,183
Loss on early extinguishments of debt	25,001	—	3,343	25,858	—	54,202
Other, net	137	—	(2,227)	—	—	(2,090)
Total other expense, net	179,031	9,662	96,033	109,569	—	394,295

Income (loss) from continuing operations before income taxes	(71,633)	114,262	(48,598)	(60,593)	(49,432)	(115,994)
Income taxes benefit (provision)	(8,631)	3,959	(3,093)	4,415	—	(3,350)
Income (loss) from continuing operations, net of tax	(80,264)	118,221	(51,691)	(56,178)	(49,432)	(119,344)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	(80,264)	118,221	(28,167)	(56,178)	(62,166)	(108,554)
Net loss attributable to noncontrolling interest	—	—	—	—	28,290	28,290
Net income (loss) attributable to controlling interest	$(80,264)	$118,221	$(28,167)	$(56,178)	$(33,876)	$(80,264)
Comprehensive income (loss)	$(80,819)	$117,666	$(28,722)	$(56,178)	$(61,056)	$(109,109)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,806	$1,692,669	$108,282	$697,118	$(137,047)	$2,482,828

Costs and expenses
Operating	1,822	938,615	80,666	371,722	—	1,392,825
Selling, general and administrative	45,503	251,287	13,341	139,155	—	449,286
Maintenance and utilities	—	92,311	3,574	58,423	—	154,308
Depreciation and amortization	7,985	126,120	15,867	64,264	—	214,236
Corporate expense	48,868	273	1,578	—	—	50,719
Preopening expenses	1,863	(91)	16,200	4,465	(10,896)	11,541
Impairment of assets	97,868	299,117	744,995	2,811	(91,265)	1,053,526
Asset transactions costs	15,575	—	3,076	(209)	—	18,442
Other operating items, net	—	(5,503)	5	(6,294)	—	(11,792)
Intercompany expenses	1,345	120,106	4,701	—	(126,152)	—
Total costs and expenses	220,829	1,822,235	884,003	634,337	(228,313)	3,333,091

Equity in earnings of subsidiaries	(636,327)	53,356	—	—	582,971	—
Operating income (loss)	(735,350)	(76,210)	(775,721)	62,781	674,237	(850,263)

Other expense (income)
Interest expense, net	161,152	13,821	18,636	95,226	—	288,835
Other, net	—	—	137	—	—	137
Total other expense, net	161,152	13,821	18,773	95,226	—	288,972

Income (loss) from continuing operations before income taxes	(896,502)	(90,031)	(794,494)	(32,445)	674,237	(1,139,235)
Income taxes benefit (provision)	(12,363)	231,854	19	1,279	—	220,789
Income (loss) from continuing operations, net of tax	(908,865)	141,823	(794,475)	(31,166)	674,237	(918,446)
Income (loss) from discontinued operations, net of tax	—	—	86,636	—	(91,265)	(4,629)
Net income (loss)	(908,865)	141,823	(707,839)	(31,166)	582,972	(923,075)
Net loss attributable to noncontrolling interest	—	—	—	—	14,210	14,210
Net income (loss) attributable to controlling interest	$(908,865)	$141,823	$(707,839)	$(31,166)	$597,182	$(908,865)
Comprehensive income	$(909,827)	$140,861	$(708,801)	$(25,627)	$584,896	$(918,498)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(39,524)	$234,242	$92,617	$35,832	$(308)	$322,859

Cash flows from investing activities
Capital expenditures	(43,164)	(60,686)	(33,901)	(11,623)	—	(149,374)
Deconsolidation of Borgata	—	—	—	(26,891)	—	(26,891)
Net activity with affiliates	—	(162,689)	—	—	162,689	—
Distributions from subsidiary	5,300	—	—	—	(5,300)	—
Other investing activities	—	(660)	(5,252)	2,197	—	(3,715)
Net cash from investing activities	(37,864)	(224,035)	(39,153)	(36,317)	157,389	(179,980)

Cash flows from financing activities
Borrowings under bank credit facility	830,400	—	317,400	410,900	—	1,558,700
Payments under bank credit facility	(910,700)	—	(377,150)	(444,900)	—	(1,732,750)
Debt financing costs, net	(83)	—	—	(205)	—	(288)
Payments on retirements of long-term debt	—	—	—	(2,850)	—	(2,850)
Payments under note payable	—	—	(9)	—	—	(9)
Net activity with affiliates	155,952	—	6,297	132	(162,381)	—
Distributions to parent	—	(5,200)	(100)	—	5,300	—
Stock options exercised	4,152	—	—	—	—	4,152
Restricted stock units released, net	(2,361)	—	—	—	—	(2,361)
Other financing activities	30	—	—	—	—	30
Net cash from financing activities	77,390	(5,200)	(53,562)	(36,923)	(157,081)	(175,376)
Net change in cash and cash equivalents	2	5,007	(98)	(37,408)	—	(32,497)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$2	$111,452	$33,668	$219	$—	$145,341

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(229,447)	$407,349	$42,719	$51,748	$4,666	$277,035

Cash flows from investing activities
Capital expenditures	(44,985)	(49,847)	(27,331)	(22,357)	—	(144,520)
Proceeds from sale of Echelon, net	343,750	—	—	—	—	343,750
Proceeds from sale of other assets, net	4,875	—	—	—	—	4,875
Cash paid for exercise of LVE option	(187,000)	—	—	—	—	(187,000)
Investments in and advances to unconsolidated subsidiaries, net	(2,400)	—	—	—	2,400	—
Net activity with affiliates	—	(372,171)	759	42	371,370	—
Distributions from subsidiary	9,620	—	—	—	(9,620)	—
Other investing activities	—	—	(1,253)	3,726	—	2,473
Net cash from investing activities	123,860	(422,018)	(27,825)	(18,589)	364,150	19,578

Cash flows from financing activities
Borrowings under bank credit facility	2,920,675	—	354,700	444,500	—	3,719,875
Payments under bank credit facility	(2,927,800)	—	(406,950)	(424,600)	—	(3,759,350)
Debt financing costs, net	(24,349)	—	(10,288)	(10,115)	—	(44,752)
Payments under note payable	(10,341)	—	(479)	—	—	(10,820)
Payments on retirements of long-term debt	(459,278)	—	—	(416,209)	—	(875,487)
Net proceeds from issuance of term loan	—	—	—	376,200	—	376,200
Advances from parent	—	2,400	—	—	(2,400)	—
Net activity with affiliates	376,036	—	—	—	(376,036)	—
Distributions to parent	—	—	(9,620)	—	9,620	—
Stock options exercised	13,752	—	—	—	—	13,752
Proceeds from sale of common stock, net	216,467	—	—	—	—	216,467
Other financing activities	(2,095)	—	—	—	—	(2,095)
Net cash from financing activities	103,067	2,400	(72,637)	(30,224)	(368,816)	(366,210)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(12,269)	(3,136)	2,935	—	(14,990)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$106,445	$33,766	$37,627	$—	$177,838

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2012
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(73,982)	$206,765	$(20,479)	$34,128	$736	$147,168

Cash flows from investing activities
Capital expenditures	(50,012)	(33,581)	(7,505)	(34,456)	—	(125,554)
Cash paid for acquisition, net of cash received	(198,726)	—	(1,125,472)	—	—	(1,324,198)
Investments in and advances to unconsolidated subsidiaries, net	(200)	—	—	—	200	—
Net activity with affiliates	—	(190,100)	35,128	224	154,748	—
Other investing activities	(790)	7,245	1,824	6,730		15,009
Net cash from investing activities	(249,728)	(216,436)	(1,096,025)	(27,502)	154,948	(1,434,743)

Cash flows from financing activities
Borrowings under bank credit facility	787,100	—	871,100	632,700	—	2,290,900
Payments under bank credit facility	(951,250)	—	(16,700)	(652,900)	—	(1,620,850)
Debt financing costs, net	(16,651)	—	(47,989)	(443)	—	(65,083)
Proceeds from issuance of senior notes, net	350,000	—	350,000	—	—	700,000
Proceeds from issuance of non-recourse debt by variable interest entity	—	—	—	3,374	—	3,374
Payments on loans to variable interest entity's members	—	—	—	(928)	—	(928)
Advances from parent	—	200	—	—	(200)	—
Net activity with affiliates	155,484	—	—	—	(155,484)	—
Other financing activities	1,183	—	(1,810)	—		(627)
Net cash from financing activities	325,866	200	1,154,601	(18,197)	(155,684)	1,306,786

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(4,723)	—	—	(4,723)
Cash flows from investing activities	—	—	(416)	—	—	(416)
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(5,139)	—	—	(5,139)

Net change in cash and cash equivalents	2,156	(9,471)	32,958	(11,571)	—	14,072
Cash and cash equivalents, beginning of period	364	128,185	3,279	46,263	—	178,091
Change in cash classified as discontinued operations	—	—	382	—	—	382
Cash and cash equivalents, end of period	$2,520	$118,714	$36,619	$34,692	$—	$192,545

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The Company has adjusted certain prior year amounts in the above condensed consolidating financial information to correct the December 31, 2013 condensed consolidating balance sheet, to correct the condensed consolidating statements of operations and cash flows for each of the twelve months ended December 31, 2013 and 2012, to add Boyd Acquisition, LLC as a Guarantor and to release Echelon Resorts, LLC as a Guarantor as a result of Supplemental Indentures to the notes. We believe the effect of the corrections are immaterial to the prior year financial statements. The application of these adjustments to the prior year consolidating information are summarized as follows:

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2013
Total Assets
Parent	$3,392,130	$—	$3,392,130
Guarantor Subsidiaries	3,468,242	804,906	4,273,148
Non-Guarantor Subsidiaries (100% Owned)	1,592,946	20,350	1,613,296
Non-Guarantor Subsidiaries (Not 100% Owned)	1,334,814	—	1,334,814
Eliminations	(4,046,401)	(825,256)	(4,871,657)
Consolidated	$5,741,731	$—	$5,741,731

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2013
Net income (loss)
Parent	$(80,264)	$—	$(80,264)
Guarantor Subsidiaries	141,420	23,199	118,221
Non-Guarantor Subsidiaries (100% Owned)	(14,337)	13,830	(28,167)
Non-Guarantor Subsidiaries (Not 100% Owned)	(56,178)	—	(56,178)
Eliminations	(99,195)	(37,029)	(62,166)
Consolidated	$(108,554)	$—	$(108,554)

Year Ended December 31, 2012
Net income (loss)
Parent	$(908,865)	$—	$(908,865)
Guarantor Subsidiaries	(600,674)	(742,497)	141,823
Non-Guarantor Subsidiaries (100% Owned)	52,521	760,360	(707,839)
Non-Guarantor Subsidiaries (Not 100% Owned)	(31,166)	—	(31,166)
Eliminations	565,109	(17,863)	582,972
Consolidated	$(923,075)	$—	$(923,075)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

(In thousands)	As Previously Reported	Adjustment	As Reclassified and Restated
Year Ended December 31, 2013
Cash flows from operating activities
Parent	$(229,447)	$—	$(229,447)
Guarantor Subsidiaries	432,903	(25,554)	407,349
Non-Guarantor Subsidiaries (100% Owned)	20,674	22,045	42,719
Non-Guarantor Subsidiaries (Not 100% Owned)	51,748	—	51,748
Eliminations	1,157	3,509	4,666
Consolidated	$277,035	$—	$277,035

Year Ended December 31, 2012
Cash flows from operating activities
Parent	$(73,982)	$—	$(73,982)
Guarantor Subsidiaries	191,178	15,587	206,765
Non-Guarantor Subsidiaries (100% Owned)	(4,892)	(15,587)	(20,479)
Non-Guarantor Subsidiaries (Not 100% Owned)	34,128	—	34,128
Eliminations	736	—	736
Consolidated	$147,168	$—	$147,168

NOTE 18.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 28% of our outstanding shares of common stock as of December 31, 2014. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2014, 2013 and 2012, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

Borgata Ground Leases
Borgata leases approximately 8.4 acres from MGM that provides the land on which Borgata's existing surface parking lot resides. The lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. Pursuant to the surface lot ground lease agreement, Borgata's lease payment is comprised of a de minimus monthly payment to MGM and the property taxes, which are paid directly to the taxing authority. Property taxes incurred for this ground lease agreement were $0.8 million through September 30, 2014, the date of deconsolidation, and $3.2 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively. These amounts were included in selling, general and administrative on the consolidated statements of operations.

NOTE 19.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
(In thousands)	2014	2013
Assets
Cash and cash equivalents	$2	$—
Other current assets	10,234	13,772
Property and equipment, net	65,365	69,309
Investments in subsidiaries	3,345,735	3,265,579
Other assets, net	36,600	43,470
Total assets	$3,457,936	$3,392,130

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$21,500
Current liabilities	82,711	57,156
Intercompany payable	668,310	512,358
Long-term debt, net of current maturities	2,207,490	2,285,910
Other long-term liabilities	39,888	45,219

Common stock	1,093	1,082
Additional paid-in capital	922,112	902,496
Retained earnings (deficit)	(485,115)	(432,074)
Accumulated other comprehensive loss, net	(53)	(1,517)
Total stockholders' equity (deficit)	438,037	469,987
Total liabilities and stockholders' equity	$3,457,936	$3,392,130

The accompanying notes are an integral part of these condensed financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net revenues	$117,159	$123,951	$121,806

Costs and expenses
Operating	1,800	1,848	1,822
Selling, general and administrative	46,708	46,880	45,503
Depreciation and amortization	5,667	6,619	7,985
Corporate expense	71,951	59,128	48,868
Preopening expenses	48	567	1,863
Impairment of assets	320	—	97,868
Asset transactions costs	57	1,019	15,575
Other operating items, net	164	427	—
Intercompany expenses	1,204	1,213	1,345
Total costs and expenses	127,919	117,701	220,829

Equity in earnings (losses) of subsidiaries	85,360	101,148	(636,327)
Operating income (loss)	74,600	107,398	(735,350)

Other expense (income)
Interest expense, net	132,204	153,893	161,152
Gain on early extinguishment of debt	—	25,001	—
Other, net	(793)	137	—
Total other expense, net	131,411	179,031	161,152

Loss before income taxes	(56,811)	(71,633)	(896,502)
Income taxes benefit (provision)	3,770	(8,631)	(12,363)
Net loss	$(53,041)	$(80,264)	$(908,865)

The accompanying notes are an integral part of these condensed financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities
Net cash from operating activities	$(39,524)	$(229,447)	$(73,982)

Cash flows from investing activities
Capital expenditures	(43,164)	(44,985)	(50,012)
Proceeds from sale of Echelon, net	—	343,750	—
Proceeds from sale of other assets, net	—	4,875	—
Cash paid for exercise of LVE option	—	(187,000)	—
Cash paid for acquisitions, net of cash received	—	—	(198,726)
Investments in and advances to unconsolidated subsidiaries, net	—	(2,400)	(200)
Distributions from subsidiary	5,300	9,620	—
Other investing activities	—	—	(790)
Net cash from investing activities	(37,864)	123,860	(249,728)

Cash flows from financing activities
Borrowings under bank credit facility	830,400	2,920,675	787,100
Payments under bank credit facility	(910,700)	(2,927,800)	(951,250)
Debt financing costs, net	(83)	(24,349)	(16,651)
Payments on long-term debt	—	(10,341)	—
Payments on retirements of long-term debt	—	(459,278)	—
Proceeds from issuance of senior secured notes, net	—	—	350,000
Net activity with affiliates	155,952	376,036	155,484
Stock options exercised	4,152	13,752	—
Restricted stock units released, net	(2,361)	—	—
Proceeds from sale of common stock, net	—	216,467	—
Other financing activities	30	(2,095)	1,183
Net cash from financing activities	77,390	103,067	325,866

Change in cash and cash equivalents	2	(2,520)	2,156
Cash and cash equivalents, beginning of period	—	2,520	364
Cash and cash equivalents, end of period	$2	$—	$2,520

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$131,517	$155,889	$134,376
Cash paid (received) for income taxes, net of refunds	(3)	2	(490)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$6,931	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION
Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividend payments by Peninsula Gaming, LLC, ("Peninsula") to Boyd Gaming Corporation (the "Company") are limited by the terms of the credit agreement (the "Peninsula Credit Agreement") dated as of November 14, 2012, with the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender, and L/C issuer and are contingent upon compliance with the covenants therein. This limitation on the transferability of assets constitutes a restriction of Peninsula net assets and is subject to certain exceptions.

The accompanying Condensed Financial Statements include the accounts of the Company and, on an equity basis, its subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the Boyd Gaming Corporation audited Consolidated Financial Statements presented in Item 8 of the Company's Form 10-K.

NOTE 2.    LONG-TERM OBLIGATIONS
The scheduled maturities of long-term debt, are as follows:

(In thousands)
For the year ending December 31,
2015	$21,500
2016	21,500
2017	21,500
2018	1,018,175
2019	9,000
Thereafter	1,145,750
Total outstanding principal of long-term debt	$2,237,425

NOTE 3.    DIVIDENDS
The Company received $5.3 million and $9.6 million in dividends from its consolidated subsidiaries in 2014 and 2013, respectively. No dividends were received in 2012.

NOTE 4.    COMMITMENTS AND CONTINGENCIES
Future minimum lease payments required under noncancelable operating leases, are as follows:

(In thousands)
For the year ending December 31,
2015	$2,343
2016	1,726
2017	1,490
2018	680
2019	485
Thereafter	2,681
Total	$9,405

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2014.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2014, based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 27, 2015

ITEM 9B.    Other Information
None

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 20, 2015:

Name	Age	Position
Brian A. Larson	59	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	53	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Anthony D. McDuffie	54	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

Code of Ethics. We have adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.    Executive Compensation
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

1.	Financial Statements
Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

2.	Financial Statement Schedules
Schedule I

Page No.
Condensed Financial Information of Registrant Company as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013 and 2012	124

We have omitted schedules other than the one listed above because they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

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
Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 14, 2013.

10.63	Amended and Restated Settlement Agreement effective as of June 5, 2014, by and between Marina District Development Co., LLC, and the City of Atlantic City.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2014.

10.64	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and the Registrant.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2014.

12	Ratio of Earnings to Fixed Charges.	Filed electronically herewith

21.1	Subsidiaries of the Registrant.	Filed electronically herewith

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1
Indenture governing Boyd Acquisition Sub, LLC's and Boyd Acquisition Finance Corp.'s 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed August 21, 2012.

99.2	Governmental Gaming Regulations	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements. ***

Filed electronically herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	February 27, 2015
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	February 27, 2015
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 27, 2015
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Senior Vice President, Chief Financial Officer and Treasurer	February 27, 2015
Josh Hirsberg

/s/ ROBERT L. BOUGHNER	Executive Vice President,	February 27, 2015
Robert L. Boughner	Chief Business Development Officer and Director

/s/ WILLIAM R. BOYD	Vice President and Director	February 27, 2015
William R. Boyd

/s/ JOHN BAILEY	Director	February 27, 2015
John Bailey

/s/ RICHARD FLAHERTY	Director	February 27, 2015
Richard Flaherty

/s/ THOMAS V. GIRARDI	Director	February 27, 2015
Thomas V. Girardi

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	February 27, 2015
Maj. Gen. Billy McCoy Ret. USAF

/s/ CHRISTINE J. SPADAFOR	Director	February 27, 2015
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	February 27, 2015
Peter M. Thomas

/s/ PAUL WHETSELL	Director	February 27, 2015
Paul Whetsell

/s/ VERONICA J. WILSON	Director	February 27, 2015
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	February 27, 2015
Anthony D. McDuffie	(Principal Accounting Officer)