Form 10-Q
period 2015-03-31
BOYD GAMING CORP
filed 2015-05-05
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common stock, $0.01 par value	110,366,136

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I. Financial Information
Item 1.    Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,	December 31,
(Unaudited)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$130,797	$145,341
Restricted cash	21,465	18,107
Accounts receivable, net	30,655	27,235
Inventories	14,192	15,161
Prepaid expenses and other current assets	33,561	32,944
Income taxes receivable	1,247	1,243
Deferred income taxes and current tax assets	117	1,919
Total current assets	232,034	241,950
Property and equipment, net	2,250,796	2,286,108
Investment in unconsolidated subsidiary	226,732	222,717
Debt financing costs, net	52,303	56,540
Other assets, net	52,033	52,050
Intangible assets, net	927,576	934,249
Goodwill, net	685,310	685,310
Total assets	$4,426,784	$4,478,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$27,688	$29,753
Accounts payable	56,471	85,089
Accrued liabilities	246,899	239,266
Deferred income taxes and other current tax payable	3,007	3,087
Total current liabilities	334,065	357,195
Long-term debt, net of current maturities	3,376,097	3,431,638
Deferred income taxes	148,387	142,263
Other long-term tax liabilities	5,649	28,651
Other liabilities	83,711	81,090
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 110,364,538 and 109,277,060 shares outstanding	1,104	1,093
Additional paid-in capital	927,515	922,112
Accumulated deficit	(450,012)	(485,115)
Accumulated other comprehensive income (loss)	218	(53)
Total Boyd Gaming Corporation stockholders' equity	478,825	438,037
Noncontrolling interest	50	50
Total stockholders' equity	478,875	438,087
Total liabilities and stockholders' equity	$4,426,784	$4,478,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands, except per share data)	March 31,
(Unaudited)	2015	2014
Revenues
Gaming	$464,757	$608,757
Food and beverage	76,296	106,643
Room	39,353	64,380
Other	29,685	38,960
Gross revenues	610,091	818,740
Less promotional allowances	59,513	110,391
Net revenues	550,578	708,349
Operating costs and expenses
Gaming	226,697	285,174
Food and beverage	41,567	57,269
Room	10,047	13,170
Other	19,646	27,792
Selling, general and administrative	81,689	124,679
Maintenance and utilities	25,319	43,264
Depreciation and amortization	51,942	66,179
Corporate expense	19,652	19,920
Preopening expenses	505	784
Impairments of assets	1,065	1,633
Asset transactions costs	450	155
Other operating items, net	116	(186)
Total operating costs and expenses	478,695	639,833
Boyd's share of Borgata's operating income	11,675	—
Operating income	83,558	68,516
Other expense (income)
Interest income	(471)	(476)
Interest expense, net of amounts capitalized	56,935	75,503
Loss on early extinguishments of debt	508	154
Other, net	618	(288)
Boyd's share of Borgata's non-operating items, net	7,661	—
Total other expense, net	65,251	74,893
Income (loss) before income taxes	18,307	(6,377)
Income taxes benefit (provision)	16,796	(4,848)
Net income (loss)	35,103	(11,225)
Net loss attributable to noncontrolling interest	—	5,043
Net income (loss) attributable to Boyd Gaming Corporation	$35,103	$(6,182)

Basic net income (loss) per common share	$0.31	$(0.06)
Weighted average basic shares outstanding	111,446	109,753

Diluted net income (loss) per common share	$0.31	$(0.06)
Weighted average diluted shares outstanding	112,358	109,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2015	2014
Net income (loss)	$35,103	$(11,225)
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities, net of tax	271	539
Comprehensive income (loss)	35,374	(10,686)
Less: net loss attributable to noncontrolling interest	—	(5,043)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$35,374	$(5,643)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	35,103	—	—	35,103
Comprehensive income attributable to Boyd	—	—	—	—	271	—	271
Stock options exercised	610,274	6	4,413	—	—	—	4,419
Release of performance stock units, net of tax	477,204	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	3,441	—	—	—	3,441
Balances, March 31, 2015	110,364,538	$1,104	$927,515	$(450,012)	$218	$50	$478,875

Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net loss	—	—	—	(6,182)	—	(5,043)	(11,225)
Comprehensive income attributable to Boyd	—	—	—	—	539	—	539
Stock options exercised	102,663	1	756	—	—	—	757
Release of restricted stock units, net of tax	39,503	—	(200)	—	—	—	(200)
Share-based compensation costs	—	—	6,481	—	—	—	6,481
Noncontrolling interests contribution	—	—	—	—	—	30	30
Balances, March 31, 2014	108,297,168	$1,083	$909,533	$(438,256)	$(978)	$175,437	$646,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$35,103	$(11,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,942	66,179
Amortization of debt financing costs	4,199	4,829
Amortization of discounts on debt	1,127	1,257
Loss on early extinguishments of debt	508	154
Share-based compensation expense	3,441	6,481
Deferred income taxes	5,394	4,143
Operating and non-operating income from Borgata	(4,014)	—
Impairments of assets	1,065	1,633
Other operating activities	(1,559)	(199)
Changes in operating assets and liabilities:
Restricted cash	(3,358)	(10,267)
Accounts receivable, net	1,440	3,830
Inventories	968	1,223
Prepaid expenses and other current assets	(615)	(1,891)
Current other tax asset	1,802	50
Income taxes receivable	(4)	(33)
Other assets, net	1,581	(1,504)
Accounts payable and accrued liabilities	(19,725)	(9,695)
Other long-term tax liabilities	(23,002)	605
Other liabilities	3,345	1,599
Net cash provided by operating activities	59,638	57,169
Cash Flows from Investing Activities
Capital expenditures	(19,269)	(18,306)
Other investing activities	2,316	1,112
Net cash used in investing activities	(16,953)	(17,194)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	203,700	188,500
Payments under Boyd Gaming bank credit facility	(245,675)	(224,275)
Borrowings under Peninsula bank credit facility	91,400	75,000
Payments under Peninsula bank credit facility	(108,625)	(90,525)
Borrowings under Borgata bank credit facility	—	116,200
Payments under Borgata bank credit facility	—	(119,400)
Debt financing costs	—	(71)
Payments on long-term debt	(2)	(952)
Stock options exercised	4,419	757
Restricted stock units released, net	—	(200)
Performance stock units released, net	(2,446)	—
Other financing activities	—	31
Net cash used in financing activities	(57,229)	(54,935)
Change in cash and cash equivalents	(14,544)	(14,960)
Cash and cash equivalents, beginning of period	145,341	177,838
Cash and cash equivalents, end of period	$130,797	$162,878
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$52,239	$80,541
Cash paid (received) for income taxes, net of refunds	(1,656)	84
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$7,333	$12,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
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

On September 30, 2014, our Atlantic City partner reacquired its ownership interest in and its substantive participation rights in the management of Borgata. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests from our balance sheet. We are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. (See Note 3, Deconsolidation of Borgata.)

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2015.

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
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Rooms	$18,744	$35,424
Food and beverage	37,714	49,872
Other	3,055	25,095
Total promotional allowances	$59,513	$110,391

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Rooms	$8,782	$14,134
Food and beverage	33,552	43,561
Other	2,787	5,014
Total estimated cost of promotional allowances	$45,121	$62,709

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $83.4 million and $100.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

Our current rate is impacted by adjustments that are largely independent of our operating results before taxes.  Such adjustments relate primarily to the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that are not available to offset existing deferred tax assets.  The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. Our current rate is also impacted by the resolution of federal and state income tax examinations and changes in accruals established for potentially unfavorable outcomes in connection with these examinations.

Other Long Term Tax Liabilities
The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three Months Ended
March 31,
(In thousands)	2015
Unrecognized tax benefit as of January 1, 2015	$30,198
Additions:
Tax positions related to current year	—
Tax positions related to prior years	—
Reductions:
Tax positions related to the deconsolidation of Borgata	—
Lapse of applicable statute of limitations	—
Tax positions related to prior years	(25,671)
Settlement with taxing authorities	—
Unrecognized tax benefit as of March 31, 2015	$4,527

The entire $4.5 million balance of unrecognized tax benefits at March 31, 2015, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the quarter ended March 31, 2015 we recognized an interest related benefit of $5.8 million in our tax provision, as further described below. We have accrued interest and penalties of $1.2 million as of March 31, 2015, in our consolidated balance sheets.

During the quarter, we received Joint Committee approval on our IRS appeals agreement, effectively settling our 2005 through 2009 examination. As a result of the settlement, we received an approximate $2.4 million refund and reduced our unrecognized tax benefits by $25.7 million, of which $17.6 million impacted our effective tax rate. Additionally, as a result of the settlement, we reduced the interest accrued on our unrecognized tax benefits by $5.8 million and recorded a benefit to our tax provision.

We are in various stages of the examination process in connection with many of our audits and it is difficult to determine when these examinations will be closed. However, it is reasonably possible that over the next twelve-month period our unrecognized tax benefits as of March 31, 2015, will decrease in an amount up to $2.0 million, all of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the realization of tax attributes, in connection with our state examinations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net loss for the three months ended March 31, 2014, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were as follows:

Three Months Ended
March 31,
(In thousands)	2014
Potential dilutive effect	942.1

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03")
In April 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods within those fiscal years, and early adoption is permitted. The Company determined that the impact of the new standard on its financial reporting will not be material.

Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("Update 2015-02")
Update 2015-02, issued by the FASB in February 2015, amends the consolidation requirements in ASC 810 and changes the consolidation analysis required under GAAP. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its consolidation methodology.

Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("Update 2015-01")
In January 2015, the FASB issued Update 2015-01 eliminating from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under Update 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The standard is effective for annual periods beginning after December 15, 2015 with early adoption permitted. The Company determined that the impact of the new standard on its financial reporting will not be material.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    DECONSOLIDATION OF BORGATA
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

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

The NJCCC approved MGM’s application for licensure on September 10, 2014. On September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its Borgata interest and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests recorded for Holding Company from our balance sheet, and are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. As a result of the deconsolidation, we adjusted the book value of our investment to equal fair value and recognized a loss due to deconsolidation of $12.1 million in our third quarter 2014 results.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Land	$229,684	$229,684
Buildings and improvements	2,528,526	2,534,618
Furniture and equipment	1,109,614	1,079,878
Riverboats and barges	238,723	239,669
Construction in progress	24,034	35,675
Other	8,372	11,502
Total property and equipment	4,138,953	4,131,026
Less accumulated depreciation	1,888,157	1,844,918
Property and equipment, net	$2,250,796	$2,286,108

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $45.1 million and $57.7 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.7 years	$139,600	$(94,056)	$—	$45,544
Favorable lease rates	33.2 years	45,370	(11,215)	—	34,155
Development agreement	—	21,373	—	—	21,373
		206,343	(105,271)	—	101,072

Indefinite lived intangible assets:
Trademarks and other	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, March 31, 2015		$1,209,179	$(139,231)	$(142,372)	$927,576

	December 31, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.9 years	$139,600	$(87,642)	$—	$51,958
Favorable lease rates	33.4 years	45,370	(10,956)	—	34,414
Development agreement	—	21,373	—	—	21,373
		206,343	(98,598)	—	107,745

Indefinite lived intangible assets:
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, December 31, 2014		$1,209,179	$(132,558)	$(142,372)	$934,249

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Payroll and related expenses	$66,577	$69,672
Interest	32,724	33,985
Gaming liabilities	32,460	35,698
Player loyalty program liabilities	18,857	19,058
Accrued liabilities	96,281	80,853
Total accrued liabilities	$246,899	$239,266

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		March 31, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	March 31, 2015	Principal	Discount	Fees	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.68%	$1,345,450	$(3,429)	$—	$1,342,021
9.125% senior notes due 2018	9.13%	500,000	—	(4,536)	495,464
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	8.00%	151,740	(10,616)	—	141,124
		2,347,190	(14,045)	(4,536)	2,328,609

Peninsula Segment Debt:
Bank credit facility	4.25%	725,175	—	—	725,175
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	1	—	—	1
		1,075,176	—	—	1,075,176
Total long-term debt		3,422,366	(14,045)	(4,536)	3,403,785
Less current maturities		27,688	—	—	27,688
Long-term debt, net		$3,394,678	$(14,045)	$(4,536)	$3,376,097

		December 31, 2014
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2014	Principal	Discount	Fees	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.66%	$1,387,425	$(3,589)	$—	$1,383,836
9.125% senior notes due 2018	9.13%	500,000	—	(4,845)	495,155
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
HoldCo Note	8.00%	151,740	(11,743)	—	139,997
		2,389,165	(15,332)	(4,845)	2,368,988

Peninsula Segment Debt:
Bank credit facility	4.25%	742,400	—	—	742,400
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
Other	various	3	—	—	3
		1,092,403	—	—	1,092,403
Total long-term debt		3,481,568	(15,332)	(4,845)	3,461,391
Less current maturities		29,753	—	—	29,753
Long-term debt, net		$3,451,815	$(15,332)	$(4,845)	$3,431,638

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Boyd Gaming Debt
Boyd Bank Credit Facility
The outstanding principal amounts under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") are comprised of the following:

(In thousands)	March 31, 2015	December 31, 2014
Revolving Credit Facility	$280,000	$300,000
Term A Loan	218,250	221,375
Term B Loan	838,500	840,750
Swing Loan	8,700	25,300
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,345,450	$1,387,425

At March 31, 2015, approximately $1.3 billion was outstanding under the Boyd Gaming Credit Facility and $6.8 million was allocated to support various letters of credit, leaving remaining contractual availability of $304.5 million.

Peninsula Segment Debt
Bank Credit Facility
The outstanding principal amounts under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") are comprised of the following:

(In thousands)	March 31, 2015	December 31, 2014
Term Loan	$712,875	$734,000
Revolving Facility	5,000	2,000
Swing Loan	7,300	6,400
Total outstanding principal amounts under the Peninsula Credit Facility	$725,175	$742,400

At March 31, 2015, approximately $725.2 million was outstanding under the Peninsula Credit Facility and $5.6 million was allocated to support various letters of credit, leaving remaining contractual availability of $32.1 million.

Covenant Compliance
As of March 31, 2015, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or, if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
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
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Gaming	$68	$115
Food and beverage	13	22
Room	6	10
Selling, general and administrative	344	584
Corporate expense	3,010	5,750
Total share-based compensation expense	$3,441	$6,481

Performance Shares Vesting
The Performance Share Unit ("PSU") grant awarded in December 2011 vested during first quarter 2015. A total of 654,478 common shares, representing approximately 1.67 shares per PSU, were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of the grant. The actual achievement level under these award metrics equaled the estimated performance as of year-end 2014; therefore, the vesting of the PSUs did not impact compensation costs in our first quarter 2015 condensed consolidated statement of operations.

As provided under the provisions of our Stock Incentive Plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs. A total of 177,274 shares were surrendered by the participants for this purpose, resulting in a net issuance of 477,204 shares due to the vesting of the 2011 grant.

NOTE 10.    NONCONTROLLING INTEREST
Noncontrolling interest primarily represents, until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control.

There were no changes in the noncontrolling interest during the three months ended March 31, 2015. Changes in the noncontrolling interest for the three months ended March 31, 2014, are as follows:

	Three Months Ended March 31, 2014
(In thousands)	Holding Company	Other	Total
Balance, January 1, 2014	$180,430	$20	$180,450
Attributable net loss	(5,043)	—	(5,043)
Capital contributions	—	30	30
Balance, March 31, 2014	$175,387	$50	$175,437

NOTE 11.     FAIR VALUE MEASUREMENTS
The authoritative accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	March 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130,797	$130,797	$—	$—
Restricted cash	21,465	21,465	—	—
Investment available for sale	18,658	—	—	18,658

Liabilities
Contingent payments	3,721	—	—	3,721

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,341	$145,341	$—	$—
Restricted cash	18,107	18,107	—	—
Investment available for sale	18,357	—	—	18,357

Liabilities
Merger earnout	$75	$—	$—	$75
Contingent payments	3,792	—	—	3,792

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at March 31, 2015 and December 31, 2014.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.7 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of March 31, 2015 and December 31, 2014. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both March 31, 2015 and December 31, 2014, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

assets, and at March 31, 2015 and December 31, 2014, $18.3 million and $18.0 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.3 million as of both March 31, 2015 and December 31, 2014, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd Gaming, is obligated to make an additional payment to Peninsula Gaming Partners, LLC, in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At December 31, 2014, there were outstanding liabilities of $0.1 million, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets. There was no outstanding liability at March 31, 2015.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger at the estimated fair value of the contingent payments using a discounted cash flows approach. At both March 31, 2015 and December 31, 2014, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligations of $2.9 million, which were included in other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended March 31, 2015
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2015	$18,357	$(75)	$(3,792)
Deposits	—	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	31	75	(159)
Included in other comprehensive income (loss)	270	—	—
Transfers in or out of Level 3	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	—	230
Balance at March 31, 2015	$18,658	$—	$(3,721)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$31	$—	$—
Included in interest expense	—	—	(159)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

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

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$30	$—	$—	$—
Included in interest expense	—	—	—	(185)

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	9.9%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$36,292	$28,323	$29,110	Level 3
Other financial instruments	300	273	273	Level 3

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$36,749	$28,612	$29,529	Level 3
Other financial instruments	300	268	268	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,345,450	$1,342,021	$1,344,236	Level 2
9.125% Senior Notes due 2018	500,000	495,464	525,000	Level 1
9.00% Senior Notes due 2020	350,000	350,000	378,875	Level 1
HoldCo Note	151,740	141,124	144,153	Level 3
	2,347,190	2,328,609	2,392,264

Peninsula Segment Debt:
Bank credit facility	725,175	725,175	726,529	Level 2
8.375% Senior Notes due 2018	350,000	350,000	369,250	Level 2
Other	1	1	1	Level 3
	1,075,176	1,075,176	1,095,780
Total debt	$3,422,366	$3,403,785	$3,488,044

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt:
Bank credit facility	$1,387,425	$1,383,836	$1,395,595	Level 2
9.125% senior notes due 2018	500,000	495,155	517,500	Level 1
9.00% senior notes due 2020	350,000	350,000	359,625	Level 1
HoldCo Note	151,740	139,997	144,153	Level 3
	2,389,165	2,368,988	2,416,873

Peninsula Segment Debt:
Bank credit facility	742,400	742,400	754,364	Level 2
8.375% senior notes due 2018	350,000	350,000	363,125	Level 2
Other	3	3	3	Level 3
	1,092,403	1,092,403	1,117,492
Total debt	$3,481,568	$3,461,391	$3,534,365

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about March 31, 2015 and December 31, 2014. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about March 31, 2015 and December 31, 2014. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of March 31, 2015 and December 31, 2014. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2015 or 2014.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

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
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net Revenues
Las Vegas Locals	$150,302	$151,443
Downtown Las Vegas	56,603	55,733
Midwest and South	217,764	211,636
Peninsula	125,909	122,273
Borgata (1)	—	167,264
Total Reportable Segment Net Revenues	$550,578	$708,349

Reportable Segment Adjusted EBITDA
Las Vegas Locals	$38,877	$40,007
Downtown Las Vegas	10,677	9,327
Midwest and South	50,984	44,098
Peninsula	46,363	44,761
Borgata (1)	18,913	20,446
Total Reportable Segment Adjusted EBITDA (2)	165,814	158,639

Other operating costs and expenses
Corporate expense	16,642	14,171
Deferred rent	857	906
Depreciation and amortization	51,942	66,179
Preopening expense	505	784
Share-based compensation expense	3,441	6,481
Impairments of assets	1,065	1,633
Asset transaction costs	450	155
Other operating charges and credits, net	116	(186)
Our share of Borgata's other operating costs and expenses	7,238	—
Total other operating costs and expenses	82,256	90,123
Operating income	$83,558	$68,516

(1) Due to the deconsolidation of Borgata on September 30, 2014, our condensed consolidated statement of operations for the three months ended March 31, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method. For the three months ended March 31, 2014, Borgata's financial results are reflected on a full consolidation basis.

(2)	Total Reportable Segment Adjusted EBITDA excludes corporate expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2015	2014
Assets
Las Vegas Locals	$1,153,323	$1,164,115
Downtown Las Vegas	129,986	128,682
Midwest and South	1,279,751	1,302,002
Peninsula	1,446,827	1,459,529
Total Reportable Segment Assets	4,009,887	4,054,328
Corporate	416,897	424,596
Total Assets	$4,426,784	$4,478,924

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% Senior Notes due December 2018 and 9.00% Senior Notes due July 2020 is presented below. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent those entities comprising our Peninsula segment, special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	March 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$775	$98,105	$31,698	$219	$—	$130,797
Other current assets	11,211	70,428	29,173	—	(9,575)	101,237
Property and equipment, net	58,015	1,757,614	435,167	—	—	2,250,796
Investments in subsidiaries	3,416,980	137,237	—	—	(3,327,485)	226,732
Intercompany receivable	—	1,720,432	—	—	(1,720,432)	—
Other assets, net	35,708	9,271	59,357	—	—	104,336
Intangible assets, net	—	424,823	502,753	—	—	927,576
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,522,689	$4,430,704	$1,530,664	$219	$(5,057,492)	$4,426,784

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,188	$—	$—	$27,688
Other current liabilities	71,938	158,951	75,736	—	(248)	306,377
Accumulated losses of subsidiaries in excess of investment	—	—	237	—	(237)	—
Intercompany payable	742,125	—	986,747	438	(1,729,310)	—
Long-term debt, net of current maturities	2,165,985	—	1,210,112	—	—	3,376,097
Other long-term liabilities	42,316	148,777	46,654	—	—	237,747

Common stock	1,104	31,124	(27)	—	(31,097)	1,104
Additional paid-in capital	927,515	2,717,938	248,203	4,250	(2,970,391)	927,515
Retained earnings (deficit)	(450,012)	1,373,696	(1,043,404)	(4,469)	(325,823)	(450,012)
Accumulated other comprehensive income (loss), net	218	218	218	—	(436)	218
Total Boyd Gaming Corporation stockholders' equity (deficit)	478,825	4,122,976	(795,010)	(219)	(3,327,747)	478,825
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	478,825	4,122,976	(795,010)	(219)	(3,327,697)	478,875
Total liabilities and stockholders' equity	$3,522,689	$4,430,704	$1,530,664	$219	$(5,057,492)	$4,426,784

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$111,452	$33,668	$219	$—	$145,341
Other current assets	10,234	69,012	21,980	—	(4,617)	96,609
Property and equipment, net	65,365	1,775,486	445,257	—	—	2,286,108
Investments in subsidiaries	3,345,735	150,694	—	—	(3,273,712)	222,717
Intercompany receivable	—	1,637,101	—	—	(1,637,101)	—
Other assets, net	36,600	9,149	62,841	—	—	108,590
Intangible assets, net	—	425,083	509,166	—	—	934,249
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,457,936	$4,390,771	$1,545,428	$219	$(4,915,430)	$4,478,924

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,253	$—	$—	$29,753
Other current liabilities	82,711	160,542	84,427	—	(238)	327,442
Accumulated losses of subsidiaries in excess of investment	—	—	3,619	—	(3,619)	—
Intercompany payable	668,310	—	972,425	397	(1,641,132)	—
Long-term debt, net of current maturities	2,207,490	—	1,224,148	—	—	3,431,638
Other long-term liabilities	39,888	169,824	42,292	—	—	252,004

Common stock	1,093	31,124	(27)	—	(31,097)	1,093
Additional paid-in capital	922,112	2,717,841	248,203	4,250	(2,970,294)	922,112
Retained earnings (deficit)	(485,115)	1,311,492	(1,037,860)	(4,428)	(269,204)	(485,115)
Accumulated other comprehensive loss, net	(53)	(52)	(52)	—	104	(53)
Total Boyd Gaming Corporation stockholders' equity (deficit)	438,037	4,060,405	(789,736)	(178)	(3,270,491)	438,037
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	438,037	4,060,405	(789,736)	(178)	(3,270,441)	438,087
Total liabilities and stockholders' equity	$3,457,936	$4,390,771	$1,545,428	$219	$(4,915,430)	$4,478,924

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$30,796	$418,592	$137,525	$—	$(36,335)	$550,578

Costs and expenses
Operating	450	223,587	73,920	—	—	297,957
Selling, general and administrative	12,403	54,342	14,944	—	—	81,689
Maintenance and utilities	—	21,711	3,608	—	—	25,319
Depreciation and amortization	1,287	32,687	17,968	—	—	51,942
Corporate expense	18,467	54	1,131	—	—	19,652
Preopening expenses	—	—	464	41	—	505
Impairments of assets	—	—	1,065	—	—	1,065
Asset transactions costs	(52)	(17)	519	—	—	450
Other operating items, net	—	70	46	—	—	116
Intercompany expenses	301	30,841	5,193	—	(36,335)	—
Total costs and expenses	32,856	363,275	118,858	41	(36,335)	478,695

Equity in earnings of subsidiaries	47,768	7,652	(41)	—	(43,704)	11,675
Operating income (loss)	45,708	62,969	18,626	(41)	(43,704)	83,558

Other expense (income)
Interest expense, net	33,396	702	22,366	—	—	56,464
Loss on early extinguishments of debt	—	—	508	—	—	508
Other, net	416	—	202	—	—	618
Boyd's share of Borgata's non-operating items, net	—	7,661	—	—	—	7,661
Total other expense, net	33,812	8,363	23,076	—	—	65,251

Income (loss) before income taxes	11,896	54,606	(4,450)	(41)	(43,704)	18,307
Income taxes benefit (provision)	23,207	(1,927)	(4,484)	—	—	16,796
Net income (loss)	$35,103	$52,679	$(8,934)	$(41)	$(43,704)	$35,103
Comprehensive income (loss)	$35,374	$52,950	$(8,663)	$(41)	$(44,246)	$35,374

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$29,602	$411,801	$134,441	$167,264	$(34,759)	$708,349

Costs and expenses
Operating	450	220,425	74,088	88,442	—	383,405
Selling, general and administrative	11,652	57,315	14,309	41,403	—	124,679
Maintenance and utilities	—	22,750	3,538	16,976	—	43,264
Depreciation and amortization	1,627	31,624	19,068	13,860	—	66,179
Corporate expense	19,030	23	867	—	—	19,920
Preopening expense	36	6	628	114	—	784
Impairments of assets	320	1,013	300	—	—	1,633
Asset transactions costs	—	(20)	177	(2)	—	155
Other operating items, net	150	—	66	(402)	—	(186)
Intercompany expenses	301	29,407	5,051	—	(34,759)	—
Total costs and expenses	33,566	362,543	118,092	160,391	(34,759)	639,833

Equity in earnings of subsidiaries	31,935	(10,855)	(81)	—	(20,999)	—
Operating income (loss)	27,971	38,403	16,268	6,873	(20,999)	68,516

Other expense (income)
Interest expense, net	32,920	1,770	22,647	17,690	—	75,027
Loss on early extinguishments of debt	—	—	154	—	—	154
Other, net	—	—	(288)	—	—	(288)
Total other expense, net	32,920	1,770	22,513	17,690	—	74,893

Income (loss) before income taxes	(4,949)	36,633	(6,245)	(10,817)	(20,999)	(6,377)
Income taxes benefit (provision)	(1,233)	(468)	(3,795)	648	—	(4,848)
Net income (loss)	(6,182)	36,165	(10,040)	(10,169)	(20,999)	(11,225)
Net loss attributable to noncontrolling interest	—	—	—	—	5,043	5,043
Net income (loss) attributable to controlling interest	$(6,182)	$36,165	$(10,040)	$(10,169)	$(15,956)	$(6,182)
Comprehensive income (loss)	$(5,643)	$36,704	$(9,501)	$(10,169)	$(22,077)	$(10,686)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(26,888)	$75,990	$5,730	$(41)	$4,847	$59,638

Cash flows from investing activities
Capital expenditures	(6,152)	(6,006)	(7,111)	—	—	(19,269)
Net activity with affiliates	—	(83,331)	—	—	83,331	—
Other investing activities	—	—	2,316	—	—	2,316
Net cash from investing activities	(6,152)	(89,337)	(4,795)	—	83,331	(16,953)

Cash flows from financing activities
Borrowings under bank credit facility	203,700	—	91,400	—	—	295,100
Payments under bank credit facility	(245,675)	—	(108,625)	—	—	(354,300)
Payments on long-term debt	—	—	(2)	—	—	(2)
Net activity with affiliates	73,815	—	14,322	41	(88,178)	—
Stock options exercised	4,419	—	—	—	—	4,419
Performance stock units released, net	(2,446)	—	—	—	—	(2,446)
Net cash from financing activities	33,813	—	(2,905)	41	(88,178)	(57,229)

Net change in cash and cash equivalents	773	(13,347)	(1,970)	—	—	(14,544)
Cash and cash equivalents, beginning of period	2	111,452	33,668	219	—	145,341
Cash and cash equivalents, end of period	$775	$98,105	$31,698	$219	$—	$130,797

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
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

NOTE 14.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2015. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

We are a diversified operator of 21 wholly-owned gaming entertainment properties and hold a 50% non-controlling equity interest in a limited liability company in New Jersey. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly-owned properties and Borgata Hotel Casino & Spa ("Borgata") into the following five reportable segments:

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

From March 2010 until September 2014, the equity interest of our joint venture partner in Borgata, MGM Resorts International (“MGM”), was held in a divestiture trust (the “Divestiture Trust”). Upon the transfer of MGM's ownership interest into the Divestiture Trust, we determined that we had control, as defined in the relevant accounting literature, of Borgata and commenced consolidating the business as of that date. After MGM received approval of its application for licensure from the New Jersey Casino Control Commission earlier in the month, on September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its interest in Borgata and its substantive participation rights in the management of Holding Company. As a result, we have deconsolidated Borgata as of the close of business on September 30, 2014 and are accounting for our investment in Borgata applying the equity method for periods after the deconsolidation. Our income statement and statement of cash flows for the three months ended March 31, 2014, include Borgata’s financial results on a full consolidation basis.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Most of our gaming entertainment properties also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number and spending levels of customers at our properties, which affects our operating results.

Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit, subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services with cash or by credit card.

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

RESULTS OF OPERATIONS
Overview

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net revenues	$550.6	$708.3
Operating income	83.6	68.5
Net income (loss) attributable to Boyd Gaming Corporation	35.1	(6.2)

Net Revenues
Net revenues declined $157.8 million, or 22.3%, for the three months ended March 31, 2015, compared to the prior year period primarily due to a $167.3 million decrease in net revenues due to the deconsolidation of Borgata as of September 30, 2014. Excluding the impact of deconsolidating Borgata from the comparison, net revenues increased by $9.5 million primarily due to an increase in gaming revenues generated in the Downtown Las Vegas, Midwest and South, and Peninsula segments.

Operating Income
The $15.0 million, or 22.0%, increase in operating income during the three months ended March 31, 2015, compared to the corresponding period of the prior year reflects the impact of the increase in gaming revenues in the Downtown Las Vegas, Midwest and South, and Peninsula segments, as well as improved results at Borgata.

Net income (loss) attributable to Boyd Gaming Corporation
Net income (loss) attributable to Boyd Gaming was $35.1 million for the three months ended March 31, 2015, compared with a net loss attributable to Boyd Gaming of $6.2 million for the corresponding period of the prior year. The variations in the net income (loss) attributable to Boyd Gaming Corporation over the reporting periods are primarily due to increased revenues and the impact on the net income of our income tax benefit. These items are discussed further below.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 76% and 74% of gross revenues for the three months ended March 31, 2015 and 2014, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended March 31, 2015 and 2014. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2015	2014
REVENUES
Gaming	$464.8	$608.8
Food and beverage	76.3	106.6
Room	39.4	64.4
Other	29.6	38.9
Gross revenues	610.1	818.7
Less promotional allowances	59.5	110.4
Net revenues	$550.6	$708.3

COSTS AND EXPENSES
Gaming	$226.7	$285.2
Food and beverage	41.6	57.3
Room	10.0	13.2
Other	19.6	27.8
Total costs and expenses	$297.9	$383.5

MARGINS
Gaming	51.2%	53.2%
Food and beverage	45.5%	46.3%
Room	74.5%	79.5%
Other	33.8%	28.5%

For the period ended March 31, 2015, Boyd Gaming recorded the financial results of Borgata by applying the equity method. For the period ended March 31, 2014, Boyd Gaming consolidated the financial results of Borgata.

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $144.0 million, or 23.7%, decrease in gaming revenues during the three months ended March 31, 2015 as compared to the corresponding period of the prior year, was due primarily to the deconsolidation of Borgata as of September 30, 2014, resulting in a $153.7 million decrease in gaming revenues compared to the prior year period. The decline was offset by a $9.9 million increase in gross gaming revenue primarily attributable to increased gaming win in the Midwest and South and Peninsula segments. Gaming expenses decreased by $58.5 million, of which $63.5 million was due to the deconsolidation of Borgata, partially offset by an increase in gaming expenses, proportionate with respective revenue increases in the other segments. The deconsolidation of Borgata's higher gaming margin resulted in a decrease in gaming margin during the three months ended March 31, 2015 as compared to the same period in the prior year.

Food and Beverage
Food and beverage revenues decreased by $30.3 million, or 28.5%, during the three months ended March 31, 2015, as compared to the corresponding period of the prior year. The decrease was due primarily to the deconsolidation of Borgata as of September 30, 2014, resulting in a $31.1 million decrease in food and beverage revenues compared to the prior year period. In addition, there was a 6.8%, 3.2% and 2.3% decrease in number of food covers in the Peninsula, Las Vegas, and Midwest and South segments, respectively. The decline was offset by an overall 4.2% increase in average guest check. Food and beverage expenses decreased $15.7 million due to the deconsolidation of Borgata, while other segments maintained a consistent food and beverage margin as compared to the same period last year.

Room
Room revenues decreased by $25.0 million, or 38.9%, during the three months ended March 31, 2015, as compared to the corresponding period of the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $25.6 million decrease in room revenues. Additionally, the Las Vegas segment experienced a 6.0% decrease in hotel occupancy during the current year period as compared to the same period in the prior year. These decreases were offset by 11.7% and 6.0% increases in ADR in the Las Vegas and Downtown segments, respectively. The decrease in room expense during the three months ended March 31, 2015, compared to the same period in the prior year, was a result of the deconsolidation of $2.8 million of Borgata expense and an overall 2.2% increase in cost per room.

Other
Other revenues decreased by $9.3 million, or 23.8%, during 2015 as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $8.6 million decrease in the Company's consolidated other revenues. Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net revenues
Las Vegas Locals	$150.3	$151.4
Downtown Las Vegas	56.6	55.7
Midwest and South	217.8	211.6
Peninsula	125.9	122.3
Borgata (1)	—	167.3
Net revenues	$550.6	$708.3

Adjusted EBITDA (2)
Las Vegas Locals	$38.9	$40.0
Downtown Las Vegas	10.7	9.3
Midwest and South	50.9	44.1
Peninsula	46.4	44.8
Wholly owned Adjusted Property EBITDA	146.9	138.2
Corporate expense	(16.6)	(14.2)
Wholly owned Adjusted EBITDA	130.3	124.0
Borgata (1)	18.9	20.5
Adjusted EBITDA	$149.2	$144.5
(1) Due to the deconsolidation of Borgata on September 30, 2014, Borgata net revenues and Adjusted EBITDA for the three months ended March 31, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method. For the three months ended March 31, 2014, Borgata's net revenues and Adjusted EBITDA are reflected on a full consolidation basis.
(2) Refer to Note 12, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues decreased $1.1 million during the three months ended March 31, 2015, as compared to the corresponding period of the prior year, due primarily to decreases of 2.3% and 2.1% in table game and slot win, respectively, and a 3.6% increase in promotional allowances. These gaming related decreases to net revenues were offset by a 5.4% increase in room revenue, which reflected a 11.7% increase in the ADR. Food and beverage revenues were relatively unchanged.

Adjusted EBITDA decreased by 2.8% for the three months ended March 31, 2015, over the comparable prior year period due to the decline in revenues.

Downtown Las Vegas
Net revenues increased $0.9 million during the three months ended March 31, 2015, as compared to the corresponding period of the prior year, due primarily to gaming revenues increases of $1.3 million related to a 3.6% increase in table drop and a 6.0% and 1.6% increase in table game and slot win, respectively. Hotel occupancy rates were relatively unchanged, while the ADR increased 6.0%, resulting in a $0.3 million increase in room revenues. Food and beverage revenues improved due to a 2.2% increase in the average check, which was slightly offset by a 0.9% decrease in food covers. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During each of the three months ended March 31, 2015 and 2014, our Hawaiian market represented approximately 51% of our occupied rooms in this segment.

The revenue gains, coupled with our cost control efforts, resulted in the $1.4 million increase in Adjusted EBITDA reported for the segment for the three months ended March 31, 2015, as compared to the corresponding prior year period.

Midwest and South
Net revenues increased $6.1 million, or 2.9%, during the three months ended March 31, 2015, as compared to the corresponding period of the prior year, primarily due to increases in slot win of approximately 5% at three of our properties in this segment. The room revenues in this segment decreased $0.7 million during the current year period due to a decrease in occupancy, while food and beverage revenues remained relatively unchanged.

The segment reported a $6.9 million increase in Adjusted EBITDA for the three months ended March 31, 2015, as compared to the corresponding prior year period, due to increases in revenue.

Peninsula
Net revenues in our Peninsula segment increased $3.6 million, or 3.0%, for the three months ended March 31, 2015, as compared to the prior year period due primarily to a $3.2 million, or 2.8%, combined gaming revenue increase at our properties. The increase is due to the impact of a recovering economy on consumer spending in each of our markets and favorable weather conditions as compared to prior year.

Adjusted EBITDA for the Peninsula segment increased by $1.6 million, or 3.6%, due to the increased revenue.

Borgata
Adjusted EBITDA for Borgata for first quarter 2015 decreased $1.6 million as compared to the prior year. The decrease reflects the impact of the deconsolidation of Borgata as of September 30, 2014, offset by improved performance at the property. Adjusted EBITDA of $18.9 million reported for Borgata for the first quarter 2015 reflects our 50% share of the $37.8 million reported by the property on a standalone basis, as compared to the prior year amount of $20.5 million, which we reported on a full consolidation basis. The improved performance versus the prior year is primarily the result of revenue growth, improved performance of the online operation and lower property taxes.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Selling, general and administrative	$81.7	$124.7
Maintenance and utilities	25.3	43.3
Depreciation and amortization	51.9	66.2
Corporate expense	19.7	19.9
Preopening expense	0.5	0.8
Impairments of assets	1.1	1.6
Asset transactions costs	0.5	0.2
Other operating items, net	0.1	(0.2)

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.4% and 15.2%, during the three months ended March 31, 2015 and 2014, respectively. These costs primarily include marketing, technology, compliance and risk, surveillance and security. The decreased margin reflects the deconsolidation of Borgata, which had selling, general and administrative expenses as a percentage of gross revenues of 18.9% in the first three months of 2014. Additionally, we continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.1% and 5.3% during the three months ended March 31, 2015 and 2014, respectively. The decrease between the periods is primarily due to the fact that no major maintenance projects were undertaken in the current year period, coupled with cost reductions associated with the Company's energy savings initiatives. Additionally, in periods prior to its deconsolidation as of September 30, 2014, Borgata's maintenance and utilities expenses as a percentage of gross revenues, which were higher than the Company's overall average, were included in the total expense amount.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.5% and 8.1% during the three months ended March 31, 2015 and 2014, respectively. The $14.2 million decrease in depreciation and amortization was primarily a result of the deconsolidation of Borgata as of September 30, 2014, which resulted in a $13.9 million decrease in depreciation and amortization expense. The additional decrease is a result of the Peninsula segment's decrease in intangible asset amortization related to customer relationships amortized using an accelerated method over their approximate useful life of five years.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.2% and 2.4% of gross revenues during the three months ended March 31, 2015 and 2014, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets for the three months ended March 31, 2015 and 2014 included non-cash impairment charges primarily related to the planned dispositions of non-operating assets.

Asset Transactions Costs
Asset transactions costs are comprised of certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions, and other business development activities.

Other Operating Items, Net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table presents our interest expense, net:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Interest Expense, net
Boyd Gaming Corporation	$38.3	$38.5
Peninsula	18.2	18.8
Borgata (1)	—	17.7
	$56.5	$75.0

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,405.4	$2,477.3
Peninsula	1,083.4	1,142.3
Borgata (1)		801.3

Weighted Average Interest Rates
Boyd Gaming Corporation	5.8%	5.6%
Peninsula	5.6%	5.5%
Borgata (1)		8.2%
(1) Amounts reflected for Borgata in 2014 are for the period prior to its deconsolidation.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2015 decreased $18.6 million, or 24.7%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $17.7 million decrease in interest expense. For Boyd Gaming, interest expense decreased $0.2 million, or 0.5%, reflecting the decrease in average long-term debt balances, offset by a 0.2% increase in the weighted average interest rate. Interest expense, net, for Peninsula for the three months ended March 31, 2015, reflects a $0.6 million, or 3.4% decrease compared to the same period in 2014 primarily due to a $58.9 million reduction in average long-term borrowings outstanding during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as the weighted average borrowing rate remained consistent.

Income Taxes
The effective tax rates during the three months ended March 31, 2015 and 2014 were (91.7)% and (76.0)%, respectively. In accordance with GAAP, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate the income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit was adversely impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax benefit for the quarter ended March 31, 2015 was favorably impacted, as a result of an effective settlement in connection with our 2005 through 2009 IRS audit, by the realization of unrecognized tax benefits and reversal of related accrued interest. This settlement resulted in a $23.2 million reduction in our first quarter 2015 tax provision.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming Corporation and Peninsula including the levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the subdivisions of our Company as a "Business" and collectively as the "Businesses". Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses were as follows:

	March 31,	December 31,
(In millions)	2015	2014
Cash balance:
Boyd Gaming Corporation	$103.1	$115.4
Peninsula	27.7	29.9

Working capital (deficit):
Boyd Gaming Corporation	$(81.3)	$(88.1)
Peninsula	(11.9)	(22.9)

The Businesses' respective bank credit facilities generally provide all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate each Business's cash position and adjust the balance under its respective bank credit facility as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of each Business’s capital expenditures. We believe that the borrowing capacity under each Business's bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet the Business’s projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to each Business for repayment of its debt or to fund development projects is derived primarily from its respective cash flows from operations and availability under its bank credit facility, to the extent availability exists after it meets its respective working capital needs, and subject to restrictive covenants.

Each of the Businesses could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net cash provided by operating activities	$59.6	$57.2

Cash flows from investing activities:
Capital expenditures	(19.3)	(18.3)
Other investing activities	2.3	1.1
Net cash used in investing activities	(17.0)	(17.2)

Cash flows from financing activities:
Net payments under Boyd Gaming Corporation bank credit facility	(42.0)	(35.8)
Net payments under Peninsula bank credit facility	(17.2)	(15.5)
Net payments under Borgata bank credit facility	—	(3.2)
Other financing activities	2.0	(0.4)
Net cash used in financing activities	(57.2)	(54.9)
Decrease in cash and cash equivalents	$(14.6)	$(14.9)

Cash Flows from Operating Activities
During the three months ended March 31, 2015 and 2014, we generated net operating cash flow of $59.6 million and $57.2 million, respectively. Generally, operating cash flows increased during first quarter 2015 as compared to the prior year period due to the flow through effect of higher revenues and timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2015 and 2014, we incurred net cash outflows for investing activities of $17.0 million and $17.2 million, respectively, due to our capital expenditures during the respective periods of $19.3 million and $18.3 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in both the three months ended March 31, 2015 and 2014 reflect primarily the use of cash to retire outstanding debt.

Indebtedness
The balances of long-term debt for each of the Businesses and the changes in those balances are as follows:

(In millions)	March 31, 2015	December 31, 2014	Increase/ (Decrease)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,345.5	$1,387.4	$(41.9)
9.125% senior notes due 2018	500.0	500.0	—
9.00% senior notes due 2020	350.0	350.0	—
HoldCo Note	151.7	151.8	(0.1)
	2,347.2	2,389.2	(42.0)

Peninsula Segment Debt:
Bank credit facility	725.2	742.4	(17.2)
8.375% senior notes due 2018	350.0	350.0	—
Other	—	—	—
	1,075.2	1,092.4	(17.2)
Total long-term debt	3,422.4	3,481.6	(59.2)
Less current maturities	27.7	29.8	(2.1)
Long-term debt, net	$3,394.7	$3,451.8	$(57.1)

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

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.7% at both March 31, 2015 and December 31, 2014.

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

Amounts Outstanding
The principal amounts outstanding under the Boyd Gaming Credit Facility were:

(In millions)	March 31, 2015	December 31, 2014
Revolving Credit Facility	$280.0	$300.0
Term A Loan	218.3	221.4
Term B Loan	838.5	840.8
Swing Loan	8.7	25.2
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,345.5	$1,387.4

After consideration of $6.8 million allocated to support various letters of credit, approximately $304.5 million of availability remained under the Boyd Gaming Credit Facility at March 31, 2015.

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

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% at both March 31, 2015 and December 31, 2014.

At March 31, 2015, approximately $725.2 million was outstanding under the Peninsula Credit Facility and $5.6 million was allocated to support various letters of credit, leaving remaining contractual availability of $32.1 million.

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

The Revolver contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of (i) a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Under the provisions of its debt agreements, substantially all of Peninsula Gaming's net assets were restricted from distribution subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula Gaming and Boyd Acquisition, LLC.

Covenant Compliance
As of March 31, 2015, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At March 31, 2015, the available borrowing capacity under these credit facilities was $304.5 million at Boyd Gaming Corporation and $32.1 million at Peninsula.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2015 and 2014, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
There have been no material changes to our commitments described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Critical Accounting Policies
There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2014, as filed with the SEC on February 27, 2015.

Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements, in the notes to the condensed consolidated financial statements (unaudited).

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology, and may include statements regarding (all capitalized terms have the meaning ascribed to such terms throughout this Quarterly Report on Form 10-Q):

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

•	our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotel and casinos;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations regarding our cost containment efforts;

•	our belief that recently issued accounting pronouncements discussed in this Quarterly Report on Form 10-Q will not have a material impact on our financial statements;

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

•
The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project.

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

•	The risk that we fail to adapt our business and amenities to changing customer preferences.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the regions in which we operate.

•	The risk of failing to maintain the integrity of our information technology infrastructure and our business and customer data.

•
The risks relating to owning our equity, including price and volume fluctuations of the stock market that may harm the market price of our common stock and the potential of certain of our stockholders owning large interest in our capital stock to significantly influence our affairs.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2015, Boyd Gaming Corporation and Peninsula long-term variable-rate borrowings represented approximately 63.8% and 67.4% of total long-term debt, respectively. Based on March 31, 2015 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $13.5 million and $7.3 million for Boyd Gaming Corporation and Peninsula, respectively.

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

Item 1A. Risk Factors
The risk factors that relate to our business are set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock, and senior notes, could decline significantly, and investors could lose all or part of their investment.

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

Following legalization in New Jersey in February 2013, Borgata launched its real-money online gaming site with bwin.party Digital Entertainment PLC ("bwin") in November 2013. While this site has captured a 27.4% market share as of December 31, 2014, we expect that Borgata will face increased competition to its online site and we to our properties, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

The occurrence of any of these development and construction risks could increase the total costs of our construction projects or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.

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
Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, New Jersey Division of Gaming Enforcement, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject has been filed as Exhibit 99.2 to our Annual Report on Form 10-k, which was filed on February 27, 2015. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in the costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.9 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our off-track betting parlors. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, Amelia Belle has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Kansas Star is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which historically have ranged from $3.0 million to $4.0 million on an annual basis.

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

Moreover, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-

year flood) in any given year. Furthermore, our properties in Iowa, Kansas, Illinois and Indiana are at risk of experiencing snowstorms, tornadoes and flooding.

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
As of March 31, 2015, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

Note 8, Long-Term Debt, included in the notes to our audited consolidated financial statements provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, contains further disclosure regarding our and Peninsula's current outstanding debt.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 28% of the Company's outstanding shares of common stock as of March 31, 2015. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit No.	Document of Exhibit	Method of Filing
12.1	Ratio of Earnings to Fixed Charges.	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2015.

BOYD GAMING CORPORATION

By:	/S/ ANTHONY D. MCDUFFIE
Anthony D. McDuffie
Vice President and Chief Accounting Officer