Form 10-Q
period 2015-06-30
BOYD GAMING CORP
filed 2015-08-06
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common stock, $0.01 par value	110,940,897

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I. Financial Information
Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,	December 31,
(Unaudited)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$124,523	$145,341
Restricted cash	21,486	18,107
Accounts receivable, net	28,728	27,235
Inventories	14,566	15,161
Prepaid expenses and other current assets	41,376	32,944
Income taxes receivable	—	1,243
Deferred income taxes and current tax assets	202	1,919
Total current assets	230,881	241,950
Property and equipment, net	2,240,299	2,286,108
Investment in unconsolidated subsidiary	232,708	222,717
Debt financing costs, net	59,298	56,540
Other assets, net	50,075	52,050
Intangible assets, net	920,902	934,249
Goodwill, net	685,310	685,310
Total assets	$4,419,473	$4,478,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$27,688	$29,753
Accounts payable	60,740	85,089
Accrued liabilities	248,331	239,266
Deferred income taxes and other current tax payable	3,458	3,087
Total current liabilities	340,217	357,195
Long-term debt, net of current maturities	3,361,618	3,431,638
Deferred income taxes	154,182	142,263
Other long-term tax liabilities	5,584	28,651
Other liabilities	83,403	81,090
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 110,472,839 and 109,277,060 shares outstanding	1,105	1,093
Additional paid-in capital	930,567	922,112
Accumulated deficit	(456,437)	(485,115)
Accumulated other comprehensive income (loss)	(816)	(53)
Total Boyd Gaming Corporation stockholders' equity	474,419	438,037
Noncontrolling interest	50	50
Total stockholders' equity	474,469	438,087
Total liabilities and stockholders' equity	$4,419,473	$4,478,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
Revenues
Gaming	$468,580	$618,914	$933,337	$1,227,671
Food and beverage	77,909	110,353	154,205	216,996
Room	42,332	70,362	81,685	134,742
Other	30,642	41,173	60,327	80,133
Gross revenues	619,463	840,802	1,229,554	1,659,542
Less promotional allowances	59,596	118,268	119,109	228,659
Net revenues	559,867	722,534	1,110,445	1,430,883
Operating costs and expenses
Gaming	224,686	288,214	451,383	573,388
Food and beverage	42,913	61,196	84,480	118,465
Room	10,682	14,481	20,729	27,651
Other	19,744	30,362	39,390	58,154
Selling, general and administrative	81,013	111,379	162,702	236,058
Maintenance and utilities	26,616	43,023	51,935	86,287
Depreciation and amortization	51,964	65,898	103,906	132,077
Corporate expense	17,352	17,621	37,004	37,541
Preopening expenses	830	1,790	1,335	2,574
Impairments of assets	—	293	1,065	1,926
Asset transactions costs	919	1,859	1,369	2,014
Other operating items, net	54	(561)	170	(747)
Total operating costs and expenses	476,773	635,555	955,468	1,275,388
Boyd's share of Borgata's operating income	15,088	—	26,763	—
Operating income	98,182	86,979	181,740	155,495
Other expense (income)
Interest income	(465)	(470)	(936)	(946)
Interest expense, net of amounts capitalized	57,131	75,296	114,066	150,799
Loss on early extinguishments of debt	30,962	904	31,470	1,058
Other, net	1,270	670	1,888	382
Boyd's share of Borgata's non-operating items, net	9,112	—	16,773	—
Total other expense, net	98,010	76,400	163,261	151,293
Income before income taxes	172	10,579	18,479	4,202
Income taxes benefit (provision)	(6,597)	(5,241)	10,199	(10,089)
Net income (loss)	(6,425)	5,338	28,678	(5,887)
Net loss (income) attributable to noncontrolling interest	—	(4,669)	—	374
Net income (loss) attributable to Boyd Gaming Corporation	$(6,425)	$669	$28,678	$(5,513)

Basic net income (loss) per common share	$(0.06)	$0.01	$0.26	$(0.05)
Weighted average basic shares outstanding	112,232	109,884	111,841	109,819

Diluted net income (loss) per common share	$(0.06)	$0.01	$0.25	$(0.05)
Weighted average diluted shares outstanding	112,232	110,813	112,694	109,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
Net income (loss)	$(6,425)	$5,338	$28,678	$(5,887)
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities, net of tax	(1,033)	(298)	(763)	610
Comprehensive income (loss)	(7,458)	5,040	27,915	(5,277)
Less: net income (loss) attributable to noncontrolling interest	—	4,669	—	(374)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$(7,458)	$371	$27,915	$(4,903)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	28,678	—	—	28,678
Comprehensive income attributable to Boyd	—	—	—	—	(763)	—	(763)
Stock options exercised	632,972	6	4,587	—	—	—	4,593
Release of restricted stock units, net of tax	81,058	1	(48)	—	—	—	(47)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	6,367	—	—	—	6,367
Balances, June 30, 2015	110,472,839	$1,105	$930,567	$(456,437)	$(816)	$50	$474,469

Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net loss	—	—	—	(5,513)	—	(374)	(5,887)
Comprehensive income attributable to Boyd	—	—	—	—	610	—	610
Stock options exercised	121,329	2	902	—	—	—	904
Release of restricted stock units, net of tax	107,405	—	(201)	—	—	—	(201)
Share-based compensation costs	—	—	9,905	—	—	—	9,905
Noncontrolling interests contribution	—	—	—	—	—	30	30
Balances, June 30, 2014	108,383,736	$1,084	$913,102	$(437,587)	$(907)	$180,106	$655,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$28,678	$(5,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,906	132,077
Amortization of debt financing costs	8,887	9,662
Amortization of discounts on debt	2,288	3,528
Loss on early extinguishments of debt	31,470	1,058
Share-based compensation expense	6,367	9,905
Deferred income taxes	11,556	10,439
Operating and non-operating income from Borgata	(9,990)	—
Impairments of assets	1,065	1,926
Other operating activities	(792)	2,230
Changes in operating assets and liabilities:
Restricted cash	(3,379)	(7,827)
Accounts receivable, net	(1,391)	(131)
Inventories	597	(5)
Prepaid expenses and other current assets	(8,401)	(12,195)
Current other tax asset	1,802	3,541
Income taxes receivable	1,243	(46)
Other assets, net	1,625	(2,786)
Accounts payable and accrued liabilities	279	(4,493)
Other long-term tax liabilities	(23,067)	(4,105)
Other liabilities	3,033	1,438
Net cash provided by operating activities	155,776	138,329
Cash Flows from Investing Activities
Capital expenditures	(58,112)	(53,509)
Other investing activities	2,975	1,124
Net cash used in investing activities	(55,137)	(52,385)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	396,100	365,700
Payments under Boyd Gaming bank credit facility	(679,525)	(424,925)
Borrowings under Peninsula bank credit facility	170,800	155,900
Payments under Peninsula bank credit facility	(223,187)	(189,887)
Borrowings under Borgata bank credit facility	—	248,700
Payments under Borgata bank credit facility	—	(257,400)
Payments on retirements of long-term debt	(500,000)	—
Premium and consent fees paid	(24,246)	—
Proceeds from issuance of senior secured notes	750,000	—
Debt issue costs	(13,496)	—
Share-based compensation activities, net	2,100	703
Other financing activities	(3)	(61)
Net cash used in financing activities	(121,457)	(101,270)
Change in cash and cash equivalents	(20,818)	(15,326)
Cash and cash equivalents, beginning of period	145,341	177,838
Cash and cash equivalents, end of period	$124,523	$162,512
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$100,699	$136,245
Cash paid (received) for income taxes, net of refunds	(2,408)	232
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$6,939	$14,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Rooms	$19,188	$36,981	$37,932	$72,405
Food and beverage	37,131	49,343	74,845	99,215
Other	3,277	31,944	6,332	57,039
Total promotional allowances	$59,596	$118,268	$119,109	$228,659

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Rooms	$8,470	$14,451	$17,252	$28,585
Food and beverage	32,397	43,487	65,949	87,048
Other	2,888	5,673	5,675	10,687
Total estimated cost of promotional allowances	$43,755	$63,611	$88,876	$126,320

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $85.5 million and $97.3 million for the three months ended June 30, 2015 and 2014, respectively, and $168.9 million and $192.6 million for the six months ended June 30, 2015 and 2014, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Six Months Ended
June 30,
(In thousands)	2015
Unrecognized tax benefit as of January 1, 2015	$30,198
Reductions:
Tax positions related to prior years	(25,671)
Unrecognized tax benefit as of June 30, 2015	$4,527

The entire $4.5 million balance of unrecognized tax benefits at June 30, 2015, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the quarter ended June 30, 2015 we recognized interest expense of less than $0.1 million in our tax provision. We have accrued interest and penalties of $1.1 million as of June 30, 2015, in our consolidated balance sheet.

During the first quarter of 2015, we received Joint Committee approval on our IRS appeals agreement, effectively settling our 2005 through 2009 examination. As a result of the settlement, we received an approximate $2.4 million refund and reduced our unrecognized tax benefits by $25.7 million, of which $17.6 million impacted our effective tax rate. Additionally, as a result of the settlement, we reduced the interest accrued on our unrecognized tax benefits by $5.8 million and recorded a benefit to our tax provision.

We are in various stages of the examination process in connection with our state audits and it is difficult to determine when these examinations will be closed. However, it is reasonably possible that over the next twelve-month period our unrecognized tax benefits as of June 30, 2015, will decrease in an amount up to $2.0 million, all of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the realization of tax attributes, in connection with our state examinations.

Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net losses for the three months ended June 30, 2015, and the six months ended June 30, 2014, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Potential dilutive effect	788.7	—	—	935.5

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2015-08 Business Combinations ("Update 2015-08")
In May 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-08, which provides updates to guidance related to pushdown accounting and is effective immediately. The Company determined that the impact of the new standard on its financial reporting will not be material.

Accounting Standards Update 2015-05 Customers Accounting for Fees Paid in a Cloud Computing Arrangement (Topic 350) ("Update 2015-05")
In April 2015, the FASB issued Update 2015-05, which provides guidance on a customer's accounting for cloud computing costs. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2015-05 to the condensed consolidated financial position.

Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03")
In April 2015, the FASB issued Update 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods within those fiscal years, and early adoption is permitted. The Company determined that the impact of the new standard on its financial reporting will not be material.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

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

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the New Jersey Casino Control Commission ("NJCCC"). Upon the transfer of MGM's ownership interest into the Divestiture Trust on March 24, 2010, we determined that we had control, as defined in the relevant accounting literature, of Holding Company and commenced consolidating the business as of that date.  After submission of a Joint Petition of MGM, the Company and Holding Company, on February 13, 2013, the NJCCC approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in Holding Company.

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

Summarized income statement information for Borgata is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$191,163	$181,854	$373,752	$349,118
Operating expenses	160,986	154,258	320,225	315,200
Operating income	30,177	27,596	53,527	33,918
Non-operating expenses	18,224	18,834	33,546	35,820
Net income (loss)	$11,953	$8,762	$19,981	$(1,902)

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Land	$229,749	$229,684
Buildings and improvements	2,531,661	2,534,618
Furniture and equipment	1,117,895	1,079,878
Riverboats and barges	238,667	239,669
Construction in progress	28,297	35,675
Other	8,078	11,502
Total property and equipment	4,154,347	4,131,026
Less accumulated depreciation	1,914,048	1,844,918
Property and equipment, net	$2,240,299	$2,286,108

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Depreciation expense	$45,159	$57,314	$90,261	$115,025

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.4 years	$139,600	$(100,469)	$—	$39,131
Favorable lease rates	32.9 years	45,370	(11,476)	—	33,894
Development agreement	—	21,373	—	—	21,373
		206,343	(111,945)	—	94,398

Indefinite lived intangible assets:
Trademarks and other	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, June 30, 2015		$1,209,179	$(145,905)	$(142,372)	$920,902

	December 31, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.9 years	$139,600	$(87,642)	$—	$51,958
Favorable lease rates	33.4 years	45,370	(10,956)	—	34,414
Development agreement	—	21,373	—	—	21,373
		206,343	(98,598)	—	107,745

Indefinite lived intangible assets:
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, December 31, 2014		$1,209,179	$(132,558)	$(142,372)	$934,249

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Payroll and related expenses	$68,013	$69,672
Interest	35,148	33,985
Gaming liabilities	33,411	35,698
Player loyalty program liabilities	18,558	19,058
Accrued liabilities	93,201	80,853
Total accrued liabilities	$248,331	$239,266

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		June 30, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	June 30, 2015	Principal	Discount	Fees	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.77%	$1,104,000	$(3,062)	$—	$1,100,938
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
6.875% senior notes due 2023	6.88%	750,000	—	—	750,000
HoldCo Note	8.00%	157,810	(9,455)	—	148,355
		2,361,810	(12,517)	—	2,349,293

Peninsula Segment Debt:
Bank credit facility	4.25%	690,013	—	—	690,013
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
		1,040,013	—	—	1,040,013
Total long-term debt		3,401,823	(12,517)	—	3,389,306
Less current maturities		27,688	—	—	27,688
Long-term debt, net		$3,374,135	$(12,517)	$—	$3,361,618

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

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

Boyd Gaming Debt
Boyd Bank Credit Facility
The outstanding principal amounts under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") are comprised of the following:

(In thousands)	June 30, 2015	December 31, 2014
Revolving Credit Facility	$60,000	$300,000
Term A Loan	206,500	221,375
Term B Loan	813,000	840,750
Swing Loan	24,500	25,300
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,104,000	$1,387,425

At June 30, 2015, approximately $1.1 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $508.4 million.

Senior Notes
6.875% Senior Notes due May 2023
Significant Terms
On May 21, 2015, we issued $750 million aggregate principal amount of 6.875% senior notes due May 2023 (the "2023 Notes"). The 2023 Notes require semi-annual interest payments on May 15 and November 15 of each year, commencing on November 15, 2015. The 2023 Notes will mature on May 15, 2023 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The 2023 Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 2023 Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 2023 Notes at a price equal to 101% of the principal amount of the 2023 Notes, plus accrued and unpaid interest and Additional Interest (as defined

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

in the Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 2023 Notes.

At any time prior to May 15, 2018, we may redeem the 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to May 15, 2018, we may redeem all or a portion of the 2023 Notes at redemption prices (expressed as percentages of the principal amount) ranging from 105.156% in 2018 to 100% in 2021 and thereafter, plus accrued and unpaid interest and Additional Interest.

Debt Financing Costs
In conjunction with the issuance of the 2023 Notes, we incurred approximately $13.5 million in debt financing costs that have been deferred and are being amortized over the term of the 2023 Notes using the effective interest method.

Senior Notes
9.125% Senior Notes due December 2018
During second quarter 2015 we redeemed all of our 9.125% Senior Notes due December 2018 (the "2018 Notes") at a redemption price of 104.563% plus accrued and unpaid interest and Additional Interest (as defined in the indenture governing the 2018 Notes) to the redemption date. The redemption resulted in premium and consent fees paid of $24.0 million and a write-off of unamortized debt financing costs of $4.9 million, all of which were recognized as loss on early extinguishments of debt in our second quarter 2015 financial results.

As a result of this redemption, the 2018 Notes have been fully extinguished.

Peninsula Segment Debt
Bank Credit Facility
The outstanding principal amounts under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") are comprised of the following:

(In thousands)	June 30, 2015	December 31, 2014
Term Loan	$675,813	$734,000
Revolving Facility	5,000	2,000
Swing Loan	9,200	6,400
Total outstanding principal amounts under the Peninsula Credit Facility	$690,013	$742,400

At June 30, 2015, approximately $690.0 million was outstanding under the Peninsula Credit Facility and $5.6 million was allocated to support various letters of credit, leaving remaining contractual availability of $30.2 million.

Early Extinguishments of Debt
In addition to the redemption of the 2018 Notes, optional prepayments of the Term Loans under the Boyd Gaming Credit Facility and Peninsula Credit Facility have been made resulting in the write-off of a ratable amount of deferred finance charges. The components of the loss on early extinguishments of debt are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
9.125% Senior Notes premium and consent fees	$23,962	$—	$23,962	$—
9.125% Senior Notes deferred finance charges	4,888	—	4,888	—
Boyd Gaming Credit Facility deferred finance charges	1,158	—	1,158	—
Peninsula Credit Facility deferred finance charges	954	904	1,462	1,058
Total loss on early extinguishments of debt	$30,962	$904	$31,470	$1,058

Covenant Compliance
As of June 30, 2015, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Gaming	$55	$67	$123	$182
Food and beverage	11	13	24	35
Room	5	7	11	17
Selling, general and administrative	280	342	624	926
Corporate expense	2,575	2,995	5,585	8,745
Total share-based compensation expense	$2,926	$3,424	$6,367	$9,905

Performance Shares Vesting
The Performance Share Unit ("PSU") grant awarded in December 2011 vested during first quarter 2015. A total of 654,478 common shares, representing approximately 1.67 shares per PSU, were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of the grant. The actual achievement level under these award metrics equaled the estimated performance as of year-end 2014; therefore, the vesting of the PSUs did not impact compensation costs in our first quarter 2015 condensed consolidated statement of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

NOTE 10.    NONCONTROLLING INTEREST
Noncontrolling interest primarily represents, until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control.

There were no changes in the noncontrolling interest during the six months ended June 30, 2015. Changes in the noncontrolling interest for the six months ended June 30, 2014, are as follows:

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	June 30, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$124,523	$124,523	$—	$—
Restricted cash	21,486	21,486	—	—
Investment available for sale	17,276	—	—	17,276

Liabilities
Contingent payments	$3,642	$—	$—	$3,642

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,341	$145,341	$—	$—
Restricted cash	18,107	18,107	—	—
Investment available for sale	18,357	—	—	18,357

Liabilities
Merger earnout	$75	$—	$—	$75
Contingent payments	3,792	—	—	3,792

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at June 30, 2015 and December 31, 2014.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of June 30, 2015 and December 31, 2014. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both June 30, 2015 and December 31, 2014, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at June 30, 2015 and December 31, 2014, $16.9 million and $18.0 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.3 million as of both June 30, 2015 and December 31, 2014, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Merger Earnout
Under the terms of the Merger Agreement, Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd Gaming, is obligated to make an additional payment to Peninsula Gaming Partners, LLC, in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company is not required to make any additional consideration payment. The value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At December 31, 2014, there were outstanding liabilities of $0.1 million, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets. There was no outstanding liability at June 30, 2015.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability was initially recorded upon consummation of the Merger at the estimated fair value of the contingent payments using a discounted cash flows approach. At both June 30, 2015 and December 31, 2014, there was a current liability of $0.9 million related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at June 30, 2015 and December 31, 2014, of $2.8 million and $2.9 million, respectively, which was included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended June 30, 2015
	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at April 1, 2015	$18,658	$(3,721)
Deposits	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	31	(161)
Included in other comprehensive income (loss)	(1,033)	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances and settlements:
Settlements	(380)	240
Balance at June 30, 2015	$17,276	$(3,642)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$31	$—
Included in interest expense	—	(161)

	Three Months Ended June 30, 2014
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at April 1, 2014	$18,067	$5,547	$(750)	$(4,330)
Deposits	—	1,771	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	29	(590)	300	(183)
Included in other comprehensive income (loss)	(298)	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(355)	—	—	235
Balance at June 30, 2014	$17,443	$6,728	$(450)	$(4,278)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$29	$—	$—	$—
Included in interest expense	—	—	—	(183)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

	Six Months Ended June 30, 2015
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2015	$18,357	$(75)	$(3,792)
Deposits	—	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	62	75	(320)
Included in other comprehensive income (loss)	(763)	—	—
Transfers in or out of Level 3	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(380)	—	470
Balance at June 30, 2015	$17,276	$—	$(3,642)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$62	$—	$—
Included in interest expense	—	—	(320)

	Six Months Ended June 30, 2014
	Assets		Liabilities
(In thousands)	Investment Available for Sale	CRDA Deposits	Merger Earnout	Contingent Payments
Balance at January 1, 2014	$17,128	$4,613	$(1,125)	$(4,343)
Deposits	—	3,518	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	60	(1,144)	675	(368)
Included in other comprehensive income (loss)	610	—	—	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(355)	(259)	—	433
Balance at June 30, 2014	$17,443	$6,728	$(450)	$(4,278)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,943	$28,139	$28,157	Level 3
Other financial instruments	200	178	178	Level 3

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$36,749	$28,612	$29,529	Level 3
Other financial instruments	300	268	268	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Debt:
Boyd Gaming Debt:
Bank credit facility	$1,104,000	$1,100,938	$1,104,075	Level 2
9.00% senior notes due 2020	350,000	350,000	381,938	Level 1
6.875% senior notes due 2023	750,000	750,000	770,625	Level 1
HoldCo Note	157,810	148,355	149,919	Level 3
	2,361,810	2,349,293	2,406,557

Peninsula Segment Debt:
Bank credit facility	690,013	690,013	692,581	Level 2
8.375% Senior Notes due 2018	350,000	350,000	366,188	Level 2
	1,040,013	1,040,013	1,058,769
Total debt	$3,401,823	$3,389,306	$3,465,326

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

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

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about June 30, 2015 and December 31, 2014. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about June 30, 2015 and December 31, 2014. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of June 30, 2015 and December 31, 2014. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2015 or 2014.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net Revenues
Las Vegas Locals	$153,032	$148,270	$303,332	$299,713
Downtown Las Vegas	58,434	55,552	115,038	111,285
Midwest and South	217,777	209,104	435,542	420,740
Peninsula	130,624	127,754	256,533	250,027
Borgata (1)	—	181,854	—	349,118
Total Reportable Segment Net Revenues	$559,867	$722,534	$1,110,445	$1,430,883

Adjusted EBITDA
Las Vegas Locals	$42,175	$36,581	$81,052	$76,588
Downtown Las Vegas	12,307	8,551	22,984	17,878
Midwest and South	51,777	42,199	102,761	86,297
Peninsula	49,164	45,282	95,527	90,043
Borgata (1)	22,264	42,598	41,176	63,044
Total Reportable Segment Adjusted EBITDA (2)	177,687	175,211	343,500	333,850
Corporate expense	(14,777)	(14,625)	(31,419)	(28,795)
Adjusted EBITDA	162,910	160,586	312,081	305,055

Other operating costs and expenses
Deferred rent	859	904	1,716	1,811
Depreciation and amortization	51,964	65,898	103,906	132,077
Preopening expense	830	1,790	1,335	2,574
Share-based compensation expense	2,926	3,424	6,367	9,905
Impairments of assets	—	293	1,065	1,926
Asset transaction costs	919	1,859	1,369	2,014
Other operating charges and credits, net	54	(561)	170	(747)
Our share of Borgata's other operating costs and expenses	7,176	—	14,413	—
Total other operating costs and expenses	64,728	73,607	130,341	149,560
Operating income	$98,182	$86,979	$181,740	$155,495

(1) Due to the deconsolidation of Borgata on September 30, 2014, our condensed consolidated statement of operations for the three and six months ended June 30, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method. For the three and six months ended June 30, 2014, Borgata's financial results are reflected on a full consolidation basis.

(2)	Total Reportable Segment Adjusted EBITDA excludes corporate expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2015	2014
Assets
Las Vegas Locals	$1,150,983	$1,164,115
Downtown Las Vegas	129,160	128,682
Midwest and South	1,270,052	1,302,002
Peninsula	1,427,643	1,459,529
Total Reportable Segment Assets	3,977,838	4,054,328
Corporate	441,635	424,596
Total Assets	$4,419,473	$4,478,924

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.00% Senior Notes due July 2020 and our 6.875% Senior Notes due May 2023 is presented below. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent those entities comprising our Peninsula segment, special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$93,551	$30,753	$219	$—	$124,523
Other current assets	13,687	75,923	31,081	—	(14,333)	106,358
Property and equipment, net	63,965	1,749,467	426,867	—	—	2,240,299
Investments in subsidiaries	3,472,916	140,020	—	—	(3,380,228)	232,708
Intercompany receivable	—	1,784,227	—	—	(1,784,227)	—
Other assets, net	46,222	9,270	53,881	—	—	109,373
Intangible assets, net	—	424,562	496,340	—	—	920,902
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,596,790	$4,489,814	$1,511,438	$219	$(5,178,788)	$4,419,473

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,188	$—	$—	$27,688
Other current liabilities	76,491	156,761	79,671	—	(394)	312,529
Accumulated losses of subsidiaries in excess of investment	—	—	269	—	(269)	—
Intercompany payable	803,184	—	993,984	467	(1,797,635)	—
Long-term debt, net of current maturities	2,179,438	—	1,182,180	—	—	3,361,618
Other long-term liabilities	41,758	149,997	51,414	—	—	243,169

Common stock	1,105	31,124	(27)	—	(31,097)	1,105
Additional paid-in capital	930,567	2,718,022	248,203	4,251	(2,970,476)	930,567
Retained earnings (deficit)	(456,437)	1,434,725	(1,049,629)	(4,499)	(380,597)	(456,437)
Accumulated other comprehensive income (loss), net	(816)	(815)	(815)	—	1,630	(816)
Total Boyd Gaming Corporation stockholders' equity (deficit)	474,419	4,183,056	(802,268)	(248)	(3,380,540)	474,419
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	474,419	4,183,056	(802,268)	(248)	(3,380,490)	474,469
Total liabilities and stockholders' equity	$3,596,790	$4,489,814	$1,511,438	$219	$(5,178,788)	$4,419,473

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$31,306	$423,103	$142,527	$—	$(37,069)	$559,867

Costs and expenses
Operating	450	221,305	76,270	—	—	298,025
Selling, general and administrative	12,342	54,042	14,629	—	—	81,013
Maintenance and utilities	—	22,955	3,661	—	—	26,616
Depreciation and amortization	1,502	32,367	18,095	—	—	51,964
Corporate expense	16,062	70	1,220	—	—	17,352
Preopening expenses	2	50	749	29	—	830
Asset transactions costs	9	250	660	—	—	919
Other operating items, net	—	—	54	—	—	54
Intercompany expenses	301	31,349	5,419	—	(37,069)	—
Total costs and expenses	30,668	362,388	120,757	29	(37,069)	476,773

Equity in earnings of subsidiaries	57,024	12,869	(29)	—	(54,776)	15,088
Operating income (loss)	57,662	73,584	21,741	(29)	(54,776)	98,182

Other expense (income)
Interest expense, net	34,023	419	22,224	—	—	56,666
Loss on early extinguishments of debt	30,008	—	954	—	—	30,962
Other, net	1	1,000	269	—	—	1,270
Boyd's share of Borgata's non-operating items, net	—	9,112	—	—	—	9,112
Total other expense, net	64,032	10,531	23,447	—	—	98,010

Income (loss) before income taxes	(6,370)	63,053	(1,706)	(29)	(54,776)	172
Income taxes benefit (provision)	(55)	(2,023)	(4,519)	—	—	(6,597)
Net income (loss)	$(6,425)	$61,030	$(6,225)	$(29)	$(54,776)	$(6,425)
Comprehensive income (loss)	$(7,458)	$59,996	$(7,259)	$(29)	$(52,708)	$(7,458)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$29,427	$405,544	$140,414	$181,854	$(34,705)	$722,534

Costs and expenses
Operating	450	219,256	78,966	95,581	—	394,253
Selling, general and administrative	11,693	56,819	14,386	28,554	(73)	111,379
Maintenance and utilities	—	24,138	3,766	15,119	—	43,023
Depreciation and amortization	1,526	31,252	18,989	14,131	—	65,898
Corporate expense	16,794	87	740	—	—	17,621
Preopening expense	6	—	1,516	268	—	1,790
Impairments of assets	—	5	288	—	—	293
Asset transactions costs	58	1,509	291	1	—	1,859
Other operating items, net	(578)	—	17	—	—	(561)
Intercompany expenses	301	29,141	5,190	—	(34,632)	—
Total costs and expenses	30,250	362,207	124,149	153,654	(34,705)	635,555

Equity in earnings of subsidiaries	33,781	1,716	(32)	—	(35,465)	—
Operating income (loss)	32,958	45,053	16,233	28,200	(35,465)	86,979

Other expense (income)
Interest expense, net	32,895	1,518	22,585	17,828	—	74,826
Loss on early extinguishments of debt	—	—	904	—	—	904
Other, net	—	—	670	—	—	670
Total other expense, net	32,895	1,518	24,159	17,828	—	76,400

Income (loss) before income taxes	63	43,535	(7,926)	10,372	(35,465)	10,579
Income taxes benefit (provision)	606	(984)	(3,799)	(1,064)	—	(5,241)
Net income (loss)	669	42,551	(11,725)	9,308	(35,465)	5,338
Net loss attributable to noncontrolling interest	—	—	—	—	(4,669)	(4,669)
Net income (loss) attributable to controlling interest	$669	$42,551	$(11,725)	$9,308	$(40,134)	$669
Comprehensive income (loss)	$371	$42,253	$(12,023)	$9,308	$(34,869)	$5,040

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$62,102	$841,695	$280,052	$—	$(73,404)	$1,110,445

Costs and expenses
Operating	900	444,892	150,190	—	—	595,982
Selling, general and administrative	24,745	108,384	29,573	—	—	162,702
Maintenance and utilities	—	44,666	7,269	—	—	51,935
Depreciation and amortization	2,789	65,054	36,063	—	—	103,906
Corporate expense	34,529	124	2,351	—	—	37,004
Preopening expenses	2	50	1,213	70	—	1,335
Impairments of assets	—	—	1,065	—	—	1,065
Asset transactions costs	(43)	233	1,179	—	—	1,369
Other operating items, net	—	70	100	—	—	170
Intercompany expenses	602	62,190	10,612	—	(73,404)	—
Total costs and expenses	63,524	725,663	239,615	70	(73,404)	955,468

Equity in earnings of subsidiaries	104,792	20,521	(70)	—	(98,480)	26,763
Operating income (loss)	103,370	136,553	40,367	(70)	(98,480)	181,740

Other expense (income)
Interest expense, net	67,419	1,121	44,590	—	—	113,130
Loss on early extinguishments of debt	30,008	—	1,462	—	—	31,470
Other, net	417	1,000	471	—	—	1,888
Boyd's share of Borgata's non-operating items, net	—	16,773	—	—	—	16,773
Total other expense, net	97,844	18,894	46,523	—	—	163,261

Income (loss) before income taxes	5,526	117,659	(6,156)	(70)	(98,480)	18,479
Income taxes benefit (provision)	23,152	(3,950)	(9,003)	—	—	10,199
Net income (loss)	$28,678	$113,709	$(15,159)	$(70)	$(98,480)	$28,678
Comprehensive income (loss)	$27,915	$112,946	$(15,922)	$(70)	$(96,954)	$27,915

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$59,029	$817,345	$274,855	$349,118	$(69,464)	$1,430,883

Costs and expenses
Operating	900	439,681	153,054	184,023	—	777,658
Selling, general and administrative	23,345	114,134	28,695	69,957	(73)	236,058
Maintenance and utilities	—	46,888	7,304	32,095	—	86,287
Depreciation and amortization	3,153	62,876	38,057	27,991	—	132,077
Corporate expense	35,824	110	1,607	—	—	37,541
Preopening expense	42	6	2,144	382	—	2,574
Impairments of assets	320	1,018	588	—	—	1,926
Asset transactions costs	58	1,489	468	(1)	—	2,014
Other operating items, net	(428)	—	83	(402)	—	(747)
Intercompany expenses	602	58,548	10,241	—	(69,391)	—
Total costs and expenses	63,816	724,750	242,241	314,045	(69,464)	1,275,388

Equity in earnings of subsidiaries	65,716	(9,139)	(113)	—	(56,464)	—
Operating income (loss)	60,929	83,456	32,501	35,073	(56,464)	155,495

Other expense (income)
Interest expense, net	65,815	3,288	45,232	35,518	—	149,853
Loss on early extinguishments of debt	—	—	1,058	—	—	1,058
Other, net	—	—	382	—	—	382
Total other expense, net	65,815	3,288	46,672	35,518	—	151,293

Income (loss) before income taxes	(4,886)	80,168	(14,171)	(445)	(56,464)	4,202
Income taxes provision	(627)	(1,452)	(7,594)	(416)	—	(10,089)
Net income (loss)	(5,513)	78,716	(21,765)	(861)	(56,464)	(5,887)
Net loss attributable to noncontrolling interest	—	—	—	—	374	374
Net income (loss) attributable to controlling interest	$(5,513)	$78,716	$(21,765)	$(861)	$(56,090)	$(5,513)
Comprehensive income (loss)	$(4,903)	$79,326	$(21,155)	$(861)	$(57,684)	$(5,277)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(40,933)	$150,591	$36,811	$(70)	$9,377	$155,776

Cash flows from investing activities
Capital expenditures	(24,876)	(21,366)	(11,870)	—	—	(58,112)
Net activity with affiliates	—	(147,126)	—	—	147,126	—
Other investing activities	—	—	2,975	—	—	2,975
Net cash from investing activities	(24,876)	(168,492)	(8,895)	—	147,126	(55,137)

Cash flows from financing activities
Borrowings under bank credit facility	396,100	—	170,800	—	—	566,900
Payments under bank credit facility	(679,525)	—	(223,187)	—	—	(902,712)
Payments on retirements of long-term debt	(500,000)	—	—	—	—	(500,000)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Proceeds from issuance of senior secured notes	750,000	—	—	—	—	750,000
Debt issue costs	(13,496)	—	—	—	—	(13,496)
Net activity with affiliates	134,874	—	21,559	70	(156,503)	—
Share-based compensation activities, net	2,100	—	—	—	—	2,100
Other financing activities	—	—	(3)	—	—	(3)
Net cash from financing activities	65,807	—	(30,831)	70	(156,503)	(121,457)

Net change in cash and cash equivalents	(2)	(17,901)	(2,915)	—	—	(20,818)
Cash and cash equivalents, beginning of period	2	111,452	33,668	219	—	145,341
Cash and cash equivalents, end of period	$—	$93,551	$30,753	$219	$—	$124,523

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(33,921)	$125,168	$38,377	$12,118	$(3,413)	$138,329

Cash flows from investing activities
Capital expenditures	(11,493)	(19,470)	(14,018)	(8,528)	—	(53,509)
Net activity with affiliates	—	(116,526)	5,892	82	110,552	—
Other investing activities	660	—	13	451	—	1,124
Net cash from investing activities	(10,833)	(135,996)	(8,113)	(7,995)	110,552	(52,385)

Cash flows from financing activities
Borrowings under bank credit facility	365,700	—	155,900	248,700	—	770,300
Payments under bank credit facility	(424,925)	—	(189,887)	(257,400)	—	(872,212)
Net activity with affiliates	107,139	—	—	—	(107,139)	—
Share-based compensation activities, net	703	—	—	—	—	703
Other financing activities	(57)	—	(4)	—	—	(61)
Net cash from financing activities	48,560	—	(33,991)	(8,700)	(107,139)	(101,270)

Net change in cash and cash equivalents	3,806	(10,828)	(3,727)	(4,577)	—	(15,326)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$3,806	$95,617	$30,039	$33,050	$—	$162,512

NOTE 14.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2015. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

From March 2010 until September 2014, the equity interest of our joint venture partner in Borgata, MGM Resorts International (“MGM”), was held in a divestiture trust (the “Divestiture Trust”). Upon the transfer of MGM's ownership interest into the Divestiture Trust, we determined that we had control, as defined in the relevant accounting literature, of Borgata and commenced consolidating the business as of that date. After MGM received approval of its application for licensure from the New Jersey Casino Control Commission earlier in the month, on September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its interest in Borgata and its substantive participation rights in the management of Holding Company. As a result, we have deconsolidated Borgata as of the close of business on September 30, 2014 and are accounting for our investment in Borgata applying the equity method for periods after the deconsolidation. Our income statement for the three and six months ended June 30, 2014, and our statement of cash flows for the six months ended June 30, 2014, include Borgata’s financial results on a full consolidation basis.

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

Operating Efficiently
We are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. As we continue to experience revenue growth in both our gaming and non-gaming operations, the efficiencies of our business model position us to flow a substantial portion of the revenue growth directly to the bottom line.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30
(In millions)	2015	2014	2015	2014
Net revenues	$559.9	$722.5	$1,110.4	$1,430.9
Operating income	98.2	87.0	181.7	155.5
Net income (loss) attributable to Boyd Gaming Corporation	(6.4)	0.7	28.7	(5.5)

Net Revenues
Net revenues declined $162.7 million, or 22.5%, for the three months ended June 30, 2015, compared to the prior year period due to a $181.9 million decrease in net revenues as a result of the deconsolidation of Borgata as of September 30, 2014. Net revenues decreased as a result of the deconsolidation of Borgata as of September 30, 2014, by $181.9 million, offset by an increase of $19.2 million primarily due to $16.3 million of increased gross gaming revenues generated across all segments.

For the six months ended June 30, 2015, net revenues declined $320.4 million, or 22.4%, compared to the prior year period due to a $349.1 million decrease in net revenues as a result of the deconsolidation of Borgata as of September 30, 2014. Net revenues decreased as a result of the deconsolidation of Borgata by $349.1 million, offset by an increase of $28.7 million primarily due to increased gross gaming revenues generated in all segments, primarily Downtown Las Vegas and Midwest and South.

Operating Income
The $11.2 million, or 12.9%, increase in operating income during the three months ended June 30, 2015, compared to the corresponding period of the prior year reflects the impact of the increase in gaming revenues in all segments and reduced operating expenses. Operating income for the three months ended June 30, 2014, prior to the deconsolidation of Borgata, includes all of Borgata's $27.6 million of operating income for the period. Subsequent to the September 30, 2014, deconsolidation of Borgata, operating income for the three months ended June 30, 2015, includes only 50% of Borgata's operating income for the period, or $15.1 million.

Operating income increased $26.2 million, or 16.9%, during the six months ended June 30, 2015, compared to the corresponding period of the prior year, primarily due to the increase in gaming revenues in all segments and reduced operating expenses. Operating income for the six months ended June 30, 2014, prior to the deconsolidation of Borgata, includes all of Borgata's $33.9 million of operating income for the period. Subsequent to the September 30, 2014, deconsolidation of Borgata, operating income for the six months ended June 30, 2015, includes only 50% of Borgata's operating income for the period, or $26.8 million.

Net Income (Loss) attributable to Boyd Gaming Corporation
Net loss attributable to Boyd Gaming for the three months ended June 30, 2015 was $6.4 million, compared with a net income attributable to Boyd Gaming of $0.7 million for the corresponding period of the prior year. The change is primarily due to $30.1 million of additional loss on early extinguishments of debt in the current year compared to the prior year, offset by increased gaming revenues, improved results at Borgata and reduced operating expenses in the current year.

For the six months ended June 30, 2015, the net income attributable to Boyd Gaming was $28.7 million, compared with net loss attributable to Boyd Gaming of $5.5 million for the corresponding period of the prior year. The $34.2 million increase is primarily due to increased gaming revenues, improved results at Borgata and reduced operating expenses, offset by an increase of $30.4 million of loss on early extinguishments of debt in the current year.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 76% and 74% of gross revenues for the three months ended June 30, 2015 and 2014, respectively, and 76% and 74% of gross revenues for the six months ended June 30, 2015 and 2014, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended June 30, 2015 and 2014, and 13% for each of the six months ended June 30, 2015 and 2014. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
REVENUES
Gaming	$468.6	$618.9	$933.3	$1,227.7
Food and beverage	77.9	110.4	154.2	217.0
Room	42.3	70.4	81.7	134.7
Other	30.7	41.1	60.3	80.2
Gross revenues	619.5	840.8	1,229.5	1,659.6
Less promotional allowances	59.6	118.3	119.1	228.7
Net revenues	$559.9	$722.5	$1,110.4	$1,430.9

COSTS AND EXPENSES
Gaming	$224.7	$288.2	$451.4	$573.4
Food and beverage	42.9	61.2	84.5	118.5
Room	10.7	14.5	20.7	27.7
Other	19.7	30.4	39.4	58.1
Total costs and expenses	$298.0	$394.3	$596.0	$777.7

MARGINS
Gaming	52.0%	53.4%	51.6%	53.3%
Food and beverage	44.9%	44.5%	45.2%	45.4%
Room	74.8%	79.4%	74.8%	79.5%
Other	36.0%	26.3%	34.8%	27.4%

For the period ended June 30, 2015, Boyd Gaming recorded the financial results of Borgata by applying the equity method. For the period ended June 30, 2014, Boyd Gaming consolidated the financial results of Borgata.

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $150.3 million, or 24.3%, decrease in gaming revenues during the three months ended June 30, 2015 as compared to the corresponding period of the prior year, was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $166.6 million decrease in gaming revenues compared to the prior year period. The decline was offset by a $16.3 million increase in gross gaming revenue primarily attributable to increased slot win in the Downtown Las Vegas and Peninsula segments and increased table game hold in the Downtown Las Vegas and the Midwest and South segments. Gaming expenses decreased by $63.5 million, of which $65.0 million was due to the deconsolidation of Borgata.

The $294.3 million, or 24.0%, decrease in gaming revenues during the six months ended June 30, 2015 as compared to the corresponding period of the prior year, was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $320.3 million decrease in gaming revenues compared to the prior year period. The decline was offset by a $26.0 million increase in gross gaming revenue primarily attributable to increased slot win in the Downtown Las Vegas and Peninsula segments and increased table game hold in the Downtown Las Vegas and the Midwest and South segments.

Food and Beverage
Food and beverage revenues decreased $32.4 million, or 29.4%, during the three months ended June 30, 2015, as compared to the corresponding period of the prior year. The decrease was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $34.1 million decrease in food and beverage revenues compared to the prior year period. In addition, the number of food covers decreased 10.8% and 4.1% in the Peninsula and Midwest and South segments, respectively. These decreases were offset by an increase in average guest check of 4.0% to 7.1% in all segments. Food and beverage expenses decreased $18.2 million due to the deconsolidation of Borgata, while most other segments maintained a consistent food and beverage expense and margin as compared to last year.

Food and beverage revenues decreased $62.8 million, or 28.9%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year. The decrease was to the deconsolidation of Borgata as of September 30, 2014, resulting in a $65.1 million decrease in food and beverage revenues compared to the prior year period. In addition, the number of food covers decreased 8.8% and 3.2% in the Peninsula and Midwest and South segments, respectively. These decreases were offset by an increase in average guest check of 3.1% to 8.2% in all segments. Food and beverage expenses decreased $33.9 million due to the deconsolidation of Borgata, while most other segments maintained a consistent food and beverage expense and margin as compared to last year.

Room
Room revenues decreased by $28.0 million, or 39.8%, during the three months ended June 30, 2015, as compared to the corresponding period of the prior year due to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $29.6 million decrease in room revenues. Offsetting the decrease was a 3.1% increase in hotel occupancy in the Downtown Las Vegas segment, and a 9.5% and 2.1% increase in ADR in the Las Vegas Locals and Downtown Las Vegas segments, respectively. The decrease in room expense during the three months ended June 30, 2015, compared to the same period in the prior year, was a result of the deconsolidation of $3.7 million of Borgata expense and an overall 1.4% decrease in cost per room.

Room revenues decreased by $53.1 million, or 39.4%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year due to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $55.2 million decrease in room revenues. Offsetting the decrease was a 10.5% and 4.0% increase in ADR in the Las Vegas Locals and Downtown Las Vegas segments, respectively. The decrease in room expense during the six months ended June 30, 2015, compared to the same period in the prior year, was a result of the deconsolidation of $6.5 million of Borgata expense, while the other segments maintained a consistent cost per room compared to last year.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $10.5 million, or 25.6%, during the three months ended June 30, 2015, as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $10.3 million decrease in the Company's consolidated other revenues.

The decrease in other revenues of $19.8 million, or 24.7%, during the six months ended June 30, 2015, compared to the same period in the prior year was primarily a result of the deconsolidation of $18.9 million of other revenues from Borgata.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South, Peninsula and Borgata segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30
(In millions)	2015	2014	2015	2014
Net revenues
Las Vegas Locals	$153.0	$148.3	$303.3	$299.7
Downtown Las Vegas	58.4	55.6	115.0	111.3
Midwest and South	217.9	208.9	435.6	420.8
Peninsula	130.6	127.8	256.5	250.0
Borgata (1)	—	181.9	—	349.1
Net revenues	$559.9	$722.5	$1,110.4	$1,430.9

Adjusted EBITDA (2)
Las Vegas Locals	$42.2	$36.6	$81.1	$76.6
Downtown Las Vegas	12.3	8.6	23.0	17.9
Midwest and South	51.7	42.1	102.7	86.4
Peninsula	49.2	45.3	95.5	90.0
Wholly owned Adjusted Property EBITDA	155.4	132.6	302.3	270.9
Corporate expense	(14.8)	(14.6)	(31.4)	(28.8)
Wholly owned Adjusted EBITDA	140.6	118.0	270.9	242.1
Borgata (1)	22.3	42.6	41.2	63.0
Adjusted EBITDA	$162.9	$160.6	$312.1	$305.1
(1) Due to the deconsolidation of Borgata on September 30, 2014, Borgata net revenues and Adjusted EBITDA for the three and six months ended June 30, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method. For the three and six months ended June 30, 2014, Borgata's net revenues and Adjusted EBITDA are reflected on a full consolidation basis.
(2) Refer to Note 12, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $4.8 million, or 3.2%, during the three months ended June 30, 2015, as compared to the corresponding period of the prior year, due primarily to a 7.6% increase in table game drop, a 1.6 percentage point increase in sports book win percentage and a 0.06 percentage point increase in slot win. Average guest check increased 5.4% and ADR increased 9.5%, resulting in an increase in food and beverage revenues and room revenues, respectively.

Net revenues increased $3.6 million, or 1.2%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year, due primarily to a 6.0% increase in table game drop and a 0.1 percentage point increase in slot win. Room revenues for the segment increased due to a 10.5% increase in the ADR, and food and beverage revenues increased due to a 5.3% increase in average guest check.

Adjusted EBITDA increased by 15.3% and 5.8%, respectively, for the three and six months ended June 30, 2015, over the comparable prior year periods due to the flow-through effects of higher revenues and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $2.9 million, or 5.2%, during the three months ended June 30, 2015, as compared to the corresponding period of the prior year, due primarily to gaming revenues increases of $3.3 million related to a 5.3% and 2.0% increase in table game drop and slot handle, respectively, and 0.88 and 0.25 percentage point increases in table game win and slot win, respectively. Additionally, food and beverage revenue and room revenues had modest increases related to improved average guest check, and ADR and hotel occupancy, respectively, partially offset by a 8.1% decrease in other revenues. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During each of the three months ended June 30, 2015 and 2014, our Hawaiian market represented approximately 54% of our occupied rooms in this segment.

Net revenues increased $3.8 million, or 3.4%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year, due primarily to gaming revenues increases of $4.6 million related to a 4.4% increase in table game drop, and 0.61 and 0.19 percentage point increases in table game win and slot win, respectively. Additionally, food and beverage revenue and room revenues had modest increases related to improved average guest check and ADR, respectively, offset by a 6.9% decrease in other revenues. During each of the six months ended June 30, 2015 and 2014, our Hawaiian market represented approximately 52% of our occupied rooms in this segment.

The revenue gains, coupled with our cost control efforts, resulted in $3.8 million and $5.1 million increases in the segment's Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014, respectively, as compared to the corresponding prior year.

Midwest and South
Net revenues increased $8.7 million, or 4.1%, during the three months ended June 30, 2015, as compared to the corresponding period of the prior year, primarily due to increases of approximately 5% in table game drop and slot handle at two of our properties in this segment combined with overall 0.88 and 0.08 percentage point increases in table game win and slot win, respectively. Food and beverage revenues and room revenues remained consistent with the corresponding period in the prior year.

Net revenues increased $14.8 million, or 3.5%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year, primarily due to increases of approximately 5% in slot handle at two of our properties in this segment combined and an overall 1.0% increase in table game drop. Additionally, there were 0.24 and 0.06 percentage point increases in overall table game win and slot win, respectively. Food and beverage revenues and room revenues remained consistent with the corresponding period in the prior year.

The segment reported a $9.6 million and $16.5 million increase in Adjusted EBITDA for the three and six months ended June 30,
2015, as compared to the corresponding prior year period due to increase in revenues and our on-going cost control efforts.

Peninsula
Net revenues in our Peninsula segment increased $2.9 million, or 2.2%, for the three months ended June 30, 2015, as compared to the prior year period. We experienced gaming revenue increases at each of our five operating properties due to a continuing economic recovery and increase in consumer spending. Our overall slot handle increased 0.6% and table game drop increased 2.9% during the three month period ended June 30, 2015, while slot hold and table game hold increased slightly compared to the prior year comparable period.

Net revenues in our Peninsula segment increased $6.5 million, or 2.6%, for the six months ended June 30, 2015, as compared to the prior year period. We experienced gaming revenue increases at each of our five operating properties due to a continuing economic recovery and increase in consumer spending combined with more favorable weather conditions in each of our markets in the first quarter. Our overall slot handle increased 2.0% and table game drop increased 4.1% while slot hold and table game hold remained relatively unchanged during the six months ended June 30, 2015, compared to the prior year comparable period.

Adjusted EBITDA for the Peninsula segment increased $3.9 million and $5.5 million, respectively, during the three and six months ended June 30, 2015, due to the increased revenue.

Borgata
Adjusted EBITDA for Borgata for second quarter 2015 decreased $20.3 million as compared to the prior year. The decreases reflect the impact of the deconsolidation of Borgata as of September 30, 2014, offset by improved performance at the property. Adjusted EBITDA of $22.3 million reported for Borgata for the second quarter 2015 reflects our 50% share of the $44.5 million reported by the property on a standalone basis, as compared to the prior year amount of $42.6 million, which we reported on a full consolidation basis. The improved performance versus the prior year is primarily the result of revenue growth, improved performance of the online operation and lower property taxes.

Adjusted EBITDA for Borgata for the six months ended June 30, 2015, as compared to prior year, decreased $21.9 million. Adjusted EBITDA of $41.2 million reported for Borgata for the six months ended June 30, 2015, reflects our 50% share of the $82.4 million reported by the property on a standalone basis, as compared to the prior year amount of $63.1 million, which we reported on a full consolidation basis.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30
(In millions)	2015	2014	2015	2014
Selling, general and administrative	$81.0	$111.4	$162.7	$236.1
Maintenance and utilities	26.6	43.0	51.9	86.3
Depreciation and amortization	52.0	65.9	103.9	132.1
Corporate expense	17.4	17.6	37.0	37.5
Preopening expense	0.8	1.8	1.3	2.6
Impairments of assets	—	0.3	1.1	1.9
Asset transactions costs	0.9	1.9	1.4	2.0
Other operating items, net	0.1	(0.6)	0.2	(0.7)

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.1% and 13.2%, during the three months ended June 30, 2015 and 2014, respectively, and were 13.2% and 14.2%, during the six months ended June 30, 2015 and 2014, respectively. The decreased margin reflects the deconsolidation of Borgata, which had selling, general and administrative expenses as a percentage of gross revenues of 11.9% and 15.2% for the three and six months ended June 30, 2014. Additionally, we continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.3% and 5.1% during the three months ended June 30, 2015 and 2014, respectively, and were 4.2% and 5.2% during the six months ended June 30, 2015 and 2014, respectively. The decrease between the periods is primarily due to the fact that no major maintenance projects were undertaken in the current year period, coupled with cost reductions associated with the Company's energy savings initiatives. Additionally, in periods prior to its deconsolidation as of September 30, 2014, Borgata's maintenance and utilities expenses as a percentage of gross revenues, which were higher than the Company's overall average, were included in the total expense amount.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.4% and 7.8% during the three months ended June 30, 2015 and 2014, respectively, and were 8.5% and 8.0% during the six months ended June 30, 2015 and 2014, respectively. In periods prior to its deconsolidation as of September 30, 2014, Borgata's depreciation expense as a percentage of gross revenues, which was lower than the Company's overall average, were included in the total expense amount and resulted in an increased percentage for the Company upon Borgata's deconsolidation.

Depreciation and amortization expense decreased $13.9 million and $28.2 million for the three and six months ended June 30, 2015, respectively, compared to the prior year period. The decrease was primarily a result of the deconsolidation of Borgata as of September 30, 2014, which resulted in a $14.8 million and $29.4 million decrease in depreciation and amortization expense for the three and six months ended June 30, 2015, respectively, compared to the prior year period.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.8% and 2.1% of gross revenues during each of the three months ended June 30, 2015 and 2014, respectively, and 3.0% and 2.3% of gross revenues during each of the six months ended June 30, 2015 and 2014, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets for the three months ended June 30, 2014, and the six months ended June 30, 2015 and 2014, included non-cash impairment charges primarily related to the planned dispositions of non-operating assets.

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

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30
(In millions)	2015	2014	2015	2014
Interest Expense, net
Boyd Gaming Corporation	$38.7	$38.3	$76.9	$76.8
Peninsula	18.0	18.7	36.2	37.6
Borgata (1)	—	17.8	—	35.5
	$56.7	$74.8	$113.1	$149.9

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,363.0	$2,419.3	$2,387.2	$2,442.4
Peninsula	1,055.7	1,125.2	1,069.5	1,133.5
Borgata (1)		805.4		803.4

Weighted Average Interest Rates
Boyd Gaming Corporation	5.1%	5.7%	5.3%	5.7%
Peninsula	5.6%	5.5%	5.6%	5.5%
Borgata (1)		8.2%		8.2%
(1) Amounts reflected for Borgata in 2014 are for the period prior to its deconsolidation.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2015, decreased $18.2 million, or 24.1%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $17.8 million decrease in net interest expense. For Boyd Gaming, interest expense increased $0.4 million, or 1.0%, largely due to variable interest rates on certain debt instruments, offset by a lower average long-term debt balance and weighted average interest rate. In the second quarter of 2015, we issued $750 million of senior notes at 6.875% due 2023, the proceeds of which were partially used to retire $500 million of 9.125% senior notes due 2018, thus lowering our weighted average interest rate and providing a longer period before maturity. Interest expense, net, for Peninsula for the three months ended June 30, 2015, reflects a $0.7 million, or 4.0% decrease compared to the same period in 2014 primarily due to a $69.5 million reduction in average long-term borrowings outstanding during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as the weighted average borrowing rate remained consistent.

Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2015, decreased $36.7 million, or 24.5%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $35.5 million decrease in net interest expense. For Boyd Gaming, interest expense remained consistent. Due to debt activities undertaken in the second quarter of 2015, as discussed above, we anticipate the lower weighted average interest rate to continue in future quarters. Interest expense, net, for Peninsula for the six months ended June 30, 2015, reflects a $1.4 million, or 3.7% decrease compared to the same period in 2014 primarily due to a $64.0 million reduction in average long-term borrowings outstanding during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as the weighted average borrowing rate remained consistent.

Income Taxes
The effective tax rates during the three months ended June 30, 2015 and 2014 were 3,859.2% and 49.5%, respectively. The effective tax rates during the six months ended June 30, 2015 and 2014 were (55.2%) and 240.1%, respectively. In accordance with GAAP, for all periods disclosed, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our effective tax rate is impacted by recurring permanent tax adjustments, audit settlements and state income taxes. Such adjustments are independent of the level of consolidated income or loss from continuing operations and impact the statutory tax provision or benefit on pretax income or loss. For all periods, the tax provision was impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, for all periods, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax benefit for the six months ended June 30, 2015 was favorably impacted, as a result of an effective settlement in connection with our 2005 through 2009 IRS audit, by the realization of unrecognized tax benefits and reversal of related accrued interest. This settlement resulted in a $23.2 million reduction in our first quarter 2015 tax provision. The tax provision for the quarter ended June 30, 2014 was favorably impacted as a result of statute expirations and the reversal of interest accrued on the related unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming Corporation and Peninsula including their levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the subdivisions of our Company as a "Business" and collectively as the "Businesses". Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses were as follows:

	June 30,	December 31,
(In millions)	2015	2014
Cash balance:
Boyd Gaming Corporation	$98.1	$115.4
Peninsula	26.4	29.9

Working capital (deficit):
Boyd Gaming Corporation	$(93.3)	$(88.1)
Peninsula	(16.0)	(22.9)

The Businesses' respective bank credit facilities generally provide all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate each Business's cash position and adjust the balance under its respective bank credit facility as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of each Business’s capital expenditures. We believe that the borrowing capacity under each Business's bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet the Business’s projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to each Business for repayment of its debt or to fund development projects is derived primarily from its respective cash flows from operations and availability under its bank credit facility, to the extent availability exists after it meets its respective working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our credit facilities.

Each of the Businesses could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2015	2014
Net cash provided by operating activities	$155.8	$138.3

Cash flows from investing activities:
Capital expenditures	(58.1)	(53.5)
Other investing activities	3.0	1.1
Net cash used in investing activities	(55.1)	(52.4)

Cash flows from financing activities:
Net payments under Boyd Gaming Corporation bank credit facility	(283.4)	(59.2)
Net payments under Peninsula bank credit facility	(52.4)	(34.0)
Net payments under Borgata bank credit facility	—	(6.8)
Payments on retirements of long-term debt	(500.0)	—
Proceeds from issuance of senior secured notes	750.0	—
Other financing activities	(35.7)	(1.2)
Net cash used in financing activities	(121.5)	(101.2)
Decrease in cash and cash equivalents	$(20.8)	$(15.3)

Cash Flows from Operating Activities
During the six months ended June 30, 2015 and 2014, we generated net operating cash flow of $155.8 million and $138.3 million, respectively. Generally, operating cash flows increased during first quarter 2015 as compared to the prior year period due to the flow through effect of higher revenues and timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2015 and 2014, we incurred net cash outflows for investing activities of $55.1 million and $52.4 million, respectively, due to our capital expenditures during the respective periods of $58.1 million and $53.5 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in both the six months ended June 30, 2015 and 2014 reflect primarily the use of cash to retire outstanding debt.

Indebtedness
The outstanding principal balances of long-term debt for each of the Businesses, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2015	December 31, 2014	Increase/ (Decrease)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,104.0	$1,387.4	$(283.4)
9.125% senior notes due 2018	—	500.0	(500.0)
9.00% senior notes due 2020	350.0	350.0	—
6.875% senior notes due 2023	750.0	—	750.0
HoldCo Note	157.8	151.8	6.0
	2,361.8	2,389.2	(27.4)

Peninsula Segment Debt:
Bank credit facility	690.0	742.4	(52.4)
8.375% senior notes due 2018	350.0	350.0	—
	1,040.0	1,092.4	(52.4)
Total long-term debt	3,401.8	3,481.6	(79.8)
Less current maturities	27.7	29.8	(2.1)
Long-term debt, net	$3,374.1	$3,451.8	$(77.7)

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

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.8% at June 30, 2015 and 3.7% at December 31, 2014.

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

Amounts Outstanding
The principal amounts outstanding under the Boyd Gaming Credit Facility were:

(In millions)	June 30, 2015	December 31, 2014
Revolving Credit Facility	$60.0	$300.0
Term A Loan	206.5	221.4
Term B Loan	813.0	840.8
Swing Loan	24.5	25.2
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,104.0	$1,387.4

At June 30, 2015, approximately $1.1 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $508.4 million.

Senior Notes
6.875% Senior Notes due May 2023
Significant Terms
On May 21, 2015, we issued $750 million aggregate principal amount of 6.875% senior notes due May 2023 (the "2023 Notes"). The 2023 Notes require semi-annual interest payments on May 15 and November 15 of each year, commencing on November 15, 2015. The 2023 Notes will mature on May 15, 2023 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The 2023 Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 2023 Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 2023 Notes at a price equal to 101% of the principal amount of the 2023 Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 2023 Notes.

At any time prior to May 15, 2018, we may redeem the 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to May 15, 2018, we may redeem all or a portion of the 2023 Notes at redemption prices (expressed as percentages of the principal amount) ranging from 105.156% in 2018 to 100% in 2021 and thereafter, plus accrued and unpaid interest and Additional Interest.

The net proceeds from the issuance of the 2023 Notes were used to redeem our 2018 Notes and to reduce outstanding borrowings under our Revolving Credit Facility.

Debt Financing Costs
In conjunction with the issuance of the 2023 Notes, we incurred approximately $13.5 million in debt financing costs that have been deferred and are being amortized over the term of the 2023 Notes using the effective interest method.

Senior Notes
9.125% Senior Notes due December 2018
During second quarter 2015 we redeemed all of our 9.125% Senior Notes due December 2018 (the "2018 Notes") at a redemption price of 104.563% plus accrued and unpaid interest and Additional Interest (as defined in the indenture governing the 2018 Notes) to the redemption date. The redemption resulted in premium and consent fees paid of $24.0 million and a write-off of unamortized debt financing costs of $4.9 million, all of which were recognized as loss on early extinguishments of debt in our second quarter 2015 financial results.

As a result of this redemption, the 2018 Notes have been fully extinguished.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.875% to 9.00%) and principal repayments of our 9.00% senior notes due on July 1, 2020, and our 6.875% senior notes due May 21, 2023.

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

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.25% at both June 30, 2015 and December 31, 2014.

At June 30, 2015, approximately $690.0 million was outstanding under the Peninsula Credit Facility and $5.6 million was allocated to support various letters of credit, leaving remaining contractual availability of $30.2 million.

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

Covenant Compliance
As of June 30, 2015, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At June 30, 2015, the available borrowing capacity under these credit facilities was $508.4 million at Boyd Gaming Corporation and $30.2 million at Peninsula.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2015 and 2014, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
Capital Spending and Development
During second quarter 2015, we announced a planned $45 million project to expand and enhance the Delta Downs Racetrack Casino & Hotel in Louisiana. The project will add 167 hotel rooms and suites, redesign the existing 200 hotel rooms, and expand and enhance the property's food and beverage offerings, events center and outdoor pool area. Construction of the project is expected to begin during third quarter 2015, with completion expected by the end of 2016. Of the total project cost, approximately $10.0 million is expected to be spent in 2015, and the remaining project costs incurred in 2016. With this additional project, our estimated total capital expenditures for 2015 projects are currently expected to range from $165 million to $175 million, including projects to reposition non-gaming amenities and various maintenance capital expenditures across our properties.

We intend to fund these capital expenditures through our credit facilities and operating cash flows. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

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

•
that our Revolving Credit Facility, provided for by the Boyd Gaming Credit Facility and Peninsula's Revolver, provided for by the Peninsula Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•
our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the Boyd Gaming Credit Facility or the Peninsula Credit Facility;

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

•
The risk that we may be unable to finance our expansion, development, investment and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under the Revolving Credit Facility or Peninsula's Revolver and additional financings, which could jeopardize our expansion, development, investment and renovation efforts.

•	The risk that we or Peninsula may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Peninsula do refinance, the terms are not favorable to us or them.

•
Risks associated with our ability to comply with the Total Leverage, Secured Leverage and Interest Coverage ratios as defined in our Boyd Gaming Credit Facility, and the risks associated with Peninsula's ability to comply with the Consolidated Leverage Ratio and Coverage Ratio, each as defined in the Peninsula Credit Facility.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of June 30, 2015, Boyd Gaming Corporation and Peninsula long-term variable-rate borrowings represented approximately 53.4% and 66.3% of total long-term debt, respectively. Based on June 30, 2015 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $11.0 million and $6.9 million for Boyd Gaming Corporation and Peninsula, respectively.

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

The ongoing economic recovery may have an effect on our business and financial condition, as well as our access to capital, in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the periods of global financial crisis can have far-reaching adverse consequences across many industries, including the gaming industry. A crisis may greatly restrict the availability of capital and cause the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have generally recovered from the most recent financial crisis and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013 and in 2015, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance Boyd Gaming’s or Peninsula's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the current economic recovery, the resulting impact on the solvency or liquidity of our lenders, or the possibility of a future recession. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies, could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Boyd Gaming Credit Facility or the Peninsula Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Boyd Gaming Credit Facility or the Peninsula Credit Facility. If we were otherwise required to renegotiate or replace the Boyd Gaming Credit Facility or the Peninsula Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

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
We regularly evaluate expansion, development, investment and renovation opportunities, and have recently announced an expansion project at Delta Downs.

Any such development projects are subject to many other risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

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

The legislation permitting gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." Such "qualified sponsoring organizations" may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The Dubuque Racing Association ("DRA"), a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the "qualified sponsoring organization" of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. The Worth County Development Authority ("WCDA"), pursuant to the WCDA Operating Agreement, serves as the "qualified sponsoring organization" of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our "qualified sponsoring organization" with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative "qualified sponsoring organization" as required by our gaming license, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

Our horse racing operations are subject to oversight by the Environmental Protection Agency ("EPA"), including regulations governing concentrated animal feeding operations and the related processing of animal waste water. Recently Delta Downs commenced a remediation project, as a result of an EPA examination, to ensure its future compliance with the Clean Water Act. At this time, Delta Downs has not been assessed a fine from the EPA, however, such a fine is possible, and the ongoing operations of our horse racing operations could result in future violations of EPA regulations and exposure to associated fines.

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
As of June 30, 2015, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Boyd Gaming Credit Facility and Peninsula Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including amounts borrowed under the Boyd Gaming Credit Facility and Peninsula Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

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

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under the Boyd Gaming Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
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

In the past, there have been significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although we currently anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Boyd Gaming Credit Facility (to the extent that availability exists after we meet our working capital needs), if availability under our Boyd Gaming Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of June 30, 2015. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits
Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2015.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer