Form 10-Q
period 2015-09-30
BOYD GAMING CORP
filed 2015-11-06
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2015
Common stock, $0.01 par value	111,048,812

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I. Financial Information
Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30,	December 31,
(Unaudited)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$125,045	$145,341
Restricted cash	24,734	18,107
Accounts receivable, net	25,176	27,235
Inventories	15,106	15,161
Prepaid expenses and other current assets	38,107	32,944
Income taxes receivable	—	1,243
Deferred income taxes and current tax assets	—	1,919
Total current assets	228,168	241,950
Property and equipment, net	2,225,643	2,286,108
Investment in unconsolidated subsidiary	251,133	222,717
Debt financing costs, net	54,946	56,540
Other assets, net	49,724	52,050
Intangible assets, net	914,228	934,249
Goodwill, net	685,310	685,310
Total assets	$4,409,152	$4,478,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$27,688	$29,753
Accounts payable	59,837	85,089
Accrued liabilities	262,923	239,266
Deferred income taxes and other current tax payable	3,098	3,087
Total current liabilities	353,546	357,195
Long-term debt, net of current maturities	3,302,687	3,431,638
Deferred income taxes	159,421	142,263
Other long-term tax liabilities	3,071	28,651
Other liabilities	84,256	81,090
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,022,430 and 109,277,060 shares outstanding	1,110	1,093
Additional paid-in capital	936,197	922,112
Accumulated deficit	(431,012)	(485,115)
Accumulated other comprehensive income (loss)	(174)	(53)
Total Boyd Gaming Corporation stockholders' equity	506,121	438,037
Noncontrolling interest	50	50
Total stockholders' equity	506,171	438,087
Total liabilities and stockholders' equity	$4,409,152	$4,478,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
Revenues
Gaming	$457,397	$631,668	$1,390,734	$1,859,339
Food and beverage	76,713	115,072	230,918	332,068
Room	41,649	75,330	123,334	210,072
Other	32,379	44,441	92,706	124,574
Gross revenues	608,138	866,511	1,837,692	2,526,053
Less promotional allowances	61,825	127,668	180,934	356,327
Net revenues	546,313	738,843	1,656,758	2,169,726
Operating costs and expenses
Gaming	225,653	294,118	677,036	867,506
Food and beverage	41,900	61,511	126,380	179,976
Room	10,765	14,679	31,494	42,330
Other	21,548	33,554	60,938	91,708
Selling, general and administrative	79,954	113,436	242,656	349,494
Maintenance and utilities	29,030	45,050	80,965	131,337
Depreciation and amortization	51,345	66,168	155,251	198,245
Corporate expense	15,009	15,064	52,013	52,605
Preopening expenses	1,434	1,262	2,769	3,836
Impairments of assets	—	18,279	1,065	20,205
Asset transactions costs	80	3,064	1,449	5,078
Other operating items, net	172	(1,116)	342	(1,863)
Total operating costs and expenses	476,890	665,069	1,432,358	1,940,457
Boyd's share of Borgata's operating income	31,107	—	57,870	—
Operating income	100,530	73,774	282,270	229,269
Other expense (income)
Interest income	(460)	(466)	(1,396)	(1,412)
Interest expense, net of amounts capitalized	56,558	75,420	170,624	226,219
Loss on early extinguishments of debt	863	71	32,333	1,129
Other, net	1,753	116	3,641	498
Boyd's share of Borgata's non-operating items, net	12,681	—	29,454	—
Total other expense, net	71,395	75,141	234,656	226,434
Income (loss) before income taxes	29,135	(1,367)	47,614	2,835
Income taxes benefit (provision)	(3,710)	(1,961)	6,489	(12,050)
Net income (loss)	25,425	(3,328)	54,103	(9,215)
Net income attributable to noncontrolling interest	—	(11,777)	—	(11,403)
Net income (loss) attributable to Boyd Gaming Corporation	$25,425	$(15,105)	$54,103	$(20,618)

Basic net income (loss) per common share	$0.23	$(0.14)	$0.48	$(0.19)
Weighted average basic shares outstanding	112,608	109,923	112,100	109,854

Diluted net income (loss) per common share	$0.22	$(0.14)	$0.48	$(0.19)
Weighted average diluted shares outstanding	113,375	109,923	112,930	109,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
Net income (loss)	$25,425	$(3,328)	$54,103	$(9,215)
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities, net of tax	642	681	(121)	1,291
Comprehensive income (loss)	26,067	(2,647)	53,982	(7,924)
Less: net income attributable to noncontrolling interest	—	11,777	—	11,403
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$26,067	$(14,424)	$53,982	$(19,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	54,103	—	—	54,103
Comprehensive income attributable to Boyd	—	—	—	—	(121)	—	(121)
Stock options exercised	1,145,302	11	8,595	—	—	—	8,606
Release of restricted stock units, net of tax	118,319	1	(286)	—	—	—	(285)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	8,227	—	—	—	8,227
Balances, September 30, 2015	111,022,430	$1,110	$936,197	$(431,012)	$(174)	$50	$506,171

Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net loss	—	—	—	(20,618)	—	11,403	(9,215)
Comprehensive income attributable to Boyd	—	—	—	—	1,291	—	1,291
Stock options exercised	131,229	2	982	—	—	—	984
Release of restricted stock units, net of tax	138,541	—	(326)	—	—	—	(326)
Share-based compensation costs	—	—	11,239	—	—	—	11,239
Noncontrolling interests contribution	—	—	—	—	—	30	30
Deconsolidation of Borgata on September 30, 2014	—	—	—	—	—	(191,833)	(191,833)
Balances, September 30, 2014	108,424,772	$1,084	$914,391	$(452,692)	$(226)	$50	$462,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	September 30,
(Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$54,103	$(9,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,251	198,245
Amortization of debt financing costs	13,091	14,498
Amortization of discounts on debt	3,485	5,860
Loss on early extinguishments of debt	32,333	1,129
Share-based compensation expense	8,227	11,239
Deferred income taxes	16,636	11,690
Operating and non-operating income from Borgata	(28,416)	—
Impairments of assets	1,065	20,205
Other operating activities	(341)	2,370
Changes in operating assets and liabilities:
Restricted cash	(6,626)	(10,299)
Accounts receivable, net	2,220	788
Inventories	55	(655)
Prepaid expenses and other current assets	(5,131)	(18,041)
Current other tax asset	1,802	3,575
Income taxes receivable	1,243	396
Other assets, net	2,149	(650)
Accounts payable and accrued liabilities	11,997	7,651
Other long-term tax liabilities	(25,580)	(3,843)
Other liabilities	3,886	(2,442)
Net cash provided by operating activities	241,449	232,501
Cash Flows from Investing Activities
Capital expenditures	(86,997)	(94,617)
Deconsolidation of Borgata	—	(26,891)
Other investing activities	3,777	3,187
Net cash used in investing activities	(83,220)	(118,321)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	627,000	605,000
Payments under Boyd Gaming bank credit facility	(949,700)	(698,400)
Borrowings under Peninsula bank credit facility	262,100	242,100
Payments under Peninsula bank credit facility	(335,550)	(283,350)
Borrowings under Borgata bank credit facility	—	410,900
Payments under Borgata bank credit facility	—	(444,900)
Payments on retirements of long-term debt	(500,000)	(2,850)
Premium and consent fees paid	(24,246)	—
Proceeds from issuance of senior secured notes	750,000	—
Debt issue costs	(14,001)	(289)
Share-based compensation activities, net	5,875	783
Other financing activities	(3)	(102)
Net cash used in financing activities	(178,525)	(171,108)
Change in cash and cash equivalents	(20,296)	(56,928)
Cash and cash equivalents, beginning of period	145,341	177,838
Cash and cash equivalents, end of period	$125,045	$120,910
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$137,128	$218,499
Cash paid (received) for income taxes, net of refunds	(1,246)	232
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$5,031	$10,005
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

On September 30, 2014, our Atlantic City partner reacquired its ownership interest in, and its substantive participation rights in, the management of Borgata. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests from our balance sheet. We are accounting for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation. (See Note 3, Deconsolidation of Borgata.)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Rooms	$19,573	$40,420	$57,505	$112,825
Food and beverage	38,139	53,247	112,984	152,462
Other	4,113	34,001	10,445	91,040
Total promotional allowances	$61,825	$127,668	$180,934	$356,327

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Rooms	$8,988	$15,371	$26,240	$43,956
Food and beverage	33,925	46,841	99,874	133,889
Other	3,214	6,512	8,889	17,199
Total estimated cost of promotional allowances	$46,127	$68,724	$135,003	$195,044

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $83.2 million and $96.8 million for the three months ended September 30, 2015 and 2014, respectively, and $252.1 million and $289.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Other Long Term Tax Liabilities
The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Nine Months Ended
September 30,
(In thousands)	2015
Unrecognized tax benefit as of January 1, 2015	$30,198
Reductions:
Tax positions related to prior years	(27,717)
Unrecognized tax benefit as of September 30, 2015	$2,481

The entire $2.5 million balance of unrecognized tax benefits at September 30, 2015, if recognized, would impact the effective tax rate. We recognize accrued interest related to unrecognized tax benefits in our income tax provision. During the quarter ended September 30, 2015 we recognized an interest-related benefit of $0.5 million in our tax provision. We have accrued interest and penalties of $0.6 million as of September 30, 2015, in our consolidated balance sheet.

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

During the third quarter of 2015, we received a final audit determination in connection with our New Jersey examination, effectively settling years 2003 through 2009. As a result of the determination, we reduced our unrecognized tax benefits by $2.0 million, all of which impacted our effective tax rate. Additionally, as a result of the settlement, we reduced the interest accrued on our unrecognized tax benefits by $0.5 million and recorded a benefit to our tax provision.

Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net losses for the three months and nine months ended September 30, 2014, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2014	2014
Potential dilutive effect	904.6	926.1

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("Update 2015-15")
In August 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-15, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to line-of-credit of arrangements can be recorded as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods within those fiscal years, and early adoption is permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14")
In August 2015, the FASB issued Update 2015-14, which defers the implementation of Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09") for one year from the initial effective date. The initial effective date of Update 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. Update 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of Update 2015-14 and 2014-09 to the consolidated financial position or results of operations.

Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory ("Update 2015-11")
In July 2015, the FASB issued Update 2015-11, which provides guidance on inventory measurement. Inventory, excluding inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, should be measured at the lower of cost and net realizable value. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2015-08 Business Combinations ("Update 2015-08")
In May 2015, the FASB issued Update 2015-08, which provides updates to guidance related to pushdown accounting and is effective immediately. The Company determined that the impact of the new standard on its financial reporting will not be material.

Accounting Standards Update 2015-05 Customers Accounting for Fees Paid in a Cloud Computing Arrangement (Topic 350) ("Update 2015-05")
In April 2015, the FASB issued Update 2015-05, which provides guidance on a customer's accounting for cloud computing costs. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03")
In April 2015, the FASB issued Update 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("Update 2015-01")
In January 2015, the FASB issued Update 2015-01 eliminating from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under Update 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$237,461	$209,946	$611,213	$559,064
Operating expenses	175,248	166,509	495,473	481,709
Operating income	62,213	43,437	115,740	77,355
Non-operating expenses	25,363	20,460	58,909	56,280
Net income	$36,850	$22,977	$56,831	$21,075

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Land	$229,431	$229,684
Buildings and improvements	2,533,795	2,534,618
Furniture and equipment	1,137,757	1,079,878
Riverboats and barges	238,731	239,669
Construction in progress	29,158	35,675
Other	8,078	11,502
Total property and equipment	4,176,950	4,131,026
Less accumulated depreciation	1,951,307	1,844,918
Property and equipment, net	$2,225,643	$2,286,108

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Depreciation expense	$44,643	$57,536	$134,904	$172,561

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.1 years	$136,300	$(103,582)	$—	$32,718
Favorable lease rates	32.8 years	45,370	(11,737)	—	33,633
Development agreement	—	21,373	—	—	21,373
		203,043	(115,319)	—	87,724

Indefinite lived intangible assets:
Trademarks and other	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, September 30, 2015		$1,205,879	$(149,279)	$(142,372)	$914,228

	December 31, 2014
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	2.9 years	$139,600	$(87,642)	$—	$51,958
Favorable lease rates	33.4 years	45,370	(10,956)	—	34,414
Development agreement	—	21,373	—	—	21,373
		206,343	(98,598)	—	107,745

Indefinite lived intangible assets:
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(138,872)	700,503
		1,002,836	(33,960)	(142,372)	826,504
Balance, December 31, 2014		$1,209,179	$(132,558)	$(142,372)	$934,249

Annual Impairment Test
We perform our annual test of goodwill and other indefinite-lived intangible assets as of October 1. The annual test for 2015 is currently in process. The test is in the preliminary stages and it is not yet possible to determine the amount, if any, of impairment charges that may result from the current year test. The annual test performed in fourth quarter 2014 resulted in the recognition of a non-cash impairment charge of $40.0 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Payroll and related expenses	$70,355	$69,672
Interest	36,244	33,985
Gaming liabilities	38,990	35,698
Player loyalty program liabilities	18,545	19,058
Accrued liabilities	98,789	80,853
Total accrued liabilities	$262,923	$239,266

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		September 30, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Sept. 30, 2015	Principal	Discount	Fees	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.77%	$1,064,725	$(2,853)	$—	$1,061,872
9.00% senior notes due 2020	9.00%	350,000	—	—	350,000
6.875% senior notes due 2023	6.88%	750,000	—	—	750,000
HoldCo Note	8.00%	157,810	(8,257)	—	149,553
		2,322,535	(11,110)	—	2,311,425

Peninsula Segment Debt:
Bank credit facility	4.25%	668,950	—	—	668,950
8.375% senior notes due 2018	8.38%	350,000	—	—	350,000
		1,018,950	—	—	1,018,950
Total long-term debt		3,341,485	(11,110)	—	3,330,375
Less current maturities		27,688	—	—	27,688
Long-term debt, net		$3,313,797	$(11,110)	$—	$3,302,687

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
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

Boyd Gaming Debt
Boyd Bank Credit Facility
The outstanding principal amounts under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") are comprised of the following:

(In thousands)	September 30, 2015	December 31, 2014
Revolving Credit Facility	$70,000	$300,000
Term A Loan	195,275	221,375
Term B Loan	778,750	840,750
Swing Loan	20,700	25,300
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,064,725	$1,387,425

At September 30, 2015, approximately $1.1 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $502.2 million.

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

The 2023 Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 2023 Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 2023 Notes at a price equal to 101% of the principal amount of the 2023 Notes, plus accrued and unpaid interest and Additional Interest (as defined

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

Debt Financing Costs
In conjunction with the issuance of the 2023 Notes, we incurred approximately $14.0 million in debt financing costs that have been deferred and are being amortized over the term of the 2023 Notes using the effective interest method.

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

Peninsula Segment Debt
Bank Credit Facility
The outstanding principal amounts under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") are comprised of the following:

(In thousands)	September 30, 2015	December 31, 2014
Term Loan	$656,750	$734,000
Revolving Facility	5,000	2,000
Swing Loan	7,200	6,400
Total outstanding principal amounts under the Peninsula Credit Facility	$668,950	$742,400

At September 30, 2015, approximately $669.0 million was outstanding under the Peninsula Credit Facility and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $32.6 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Early Extinguishments of Debt
In addition to the redemption of the 2018 Notes, optional prepayments of the Term Loans under the Boyd Gaming Credit Facility and Peninsula Credit Facility have been made resulting in the write-off of a ratable amount of deferred finance charges. The components of the loss on early extinguishments of debt are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
9.125% Senior Notes premium and consent fees	$—	$—	$23,962	$—
9.125% Senior Notes deferred finance charges	—	—	4,888	—
Boyd Gaming Credit Facility deferred finance charges	444	—	1,602	—
Peninsula Credit Facility deferred finance charges	419	71	1,881	1,129
Total loss on early extinguishments of debt	$863	$71	$32,333	$1,129

Covenant Compliance
As of September 30, 2015, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Gaming	$68	$49	$191	$231
Food and beverage	12	9	36	44
Room	6	4	17	21
Selling, general and administrative	345	247	969	1,173
Corporate expense	1,429	1,217	7,014	9,962
Other operating items, net	—	(192)	—	(192)
Total share-based compensation expense	$1,860	$1,334	$8,227	$11,239

Performance Shares Vesting
The Performance Share Unit ("PSU") grant awarded in December 2011 vested during first quarter 2015. A total of 654,478 common shares, representing approximately 1.67 shares per PSU, were issued based on the determination by the Compensation Committee

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of the grant. The actual achievement level under these award metrics equaled the estimated performance as of year-end 2014; therefore, the vesting of the PSUs did not impact compensation costs in our 2015 condensed consolidated statement of operations.

As provided under the provisions of our Stock Incentive Plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs. Of the 654,478 shares issued, a total of 177,274 shares were surrendered by the participants for this purpose, resulting in a net issuance of 477,204 shares due to the vesting of the 2011 grant.

NOTE 10.    NONCONTROLLING INTEREST
Noncontrolling interest primarily represents, until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control.

There were no changes in the noncontrolling interest during the nine months ended September 30, 2015. Changes in the noncontrolling interest for the nine months ended September 30, 2014, are as follows:

	Nine Months Ended September 30, 2014
(In thousands)	Holding Company	Other	Total
Balance, January 1, 2014	$180,430	$20	$180,450
Attributable net loss	11,403	—	11,403
Capital contributions	—	30	30
Deconsolidation of Borgata on September 30, 2014	(191,833)	—	(191,833)
Balance, September 30, 2014	$—	$50	$50

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	September 30, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$125,045	$125,045	$—	$—
Restricted cash	24,734	24,734	—	—
Investment available for sale	17,949	—	—	17,949

Liabilities
Contingent payments	$3,587	$—	$—	$3,587

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,341	$145,341	$—	$—
Restricted cash	18,107	18,107	—	—
Investment available for sale	18,357	—	—	18,357

Liabilities
Merger earnout	$75	$—	$—	$75
Contingent payments	3,792	—	—	3,792

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at September 30, 2015 and December 31, 2014.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of September 30, 2015 and December 31, 2014. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both September 30, 2015 and December 31, 2014, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2015 and December 31, 2014, $17.5 million and $18.0 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.2 million and $3.3 million as of September 30, 2015 and December 31, 2014, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Merger Earnout
Under the terms of the agreement (the "Merger Agreement") under which the Company acquired Peninsula Gaming, LLC ("Peninsula"), Boyd Acquisition II, LLC, an indirect wholly owned subsidiary of Boyd Gaming, is obligated to make an additional payment to Peninsula Gaming Partners, LLC, in 2016 if Kansas Star Casino's ("KSC") EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105.0 million. The additional payment would be equal to 7.5 times the amount by which KSC's 2015 EBITDA exceeds $105.0 million. The actual payout will be determined based on actual EBITDA of KSC for calendar year 2015, and payments are not limited by a maximum value. If the actual 2015 EBITDA of KSC is less than the target, the Company

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

is not required to make any additional consideration payment. The value of this contingency was calculated using a probability-based model. This model requires estimates of forecasted 2015 EBITDA and of the probability of exceeding the threshold at which a payment would be made. We formed our valuation assumptions using historical experience in the gaming industry and observable market conditions. The assumptions will be reviewed periodically and any change in the value of the obligation will be included in the consolidated statements of operations. At December 31, 2014, there were outstanding liabilities of $0.1 million, related to the merger earnout which are included in other liabilities on the condensed consolidated balance sheets. There was no outstanding liability at September 30, 2015.

Contingent Payments
In connection with the development of the Kansas Star Casino, KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability was initially recorded upon consummation of the Merger at the estimated fair value of the contingent payments using a discounted cash flows approach. At both September 30, 2015 and December 31, 2014, there was a current liability of $0.9 million related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at September 30, 2015 and December 31, 2014, of $2.7 million and $2.9 million, respectively, which was included in other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2015
	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at July 1, 2015	$17,276	$(3,642)
Total gains (losses) (realized or unrealized):
Included in earnings	31	(156)
Included in other comprehensive income (loss)	642	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances and settlements:
Settlements	—	211
Balance at September 30, 2015	$17,949	$(3,587)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$31	$—
Included in interest expense	—	(156)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$29	$—	$—
Included in interest expense	—	—	(181)

	Nine Months Ended September 30, 2015
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2015	$18,357	$(75)	$(3,792)
Total gains (losses) (realized or unrealized):
Included in earnings	93	75	(476)
Included in other comprehensive income (loss)	(121)	—	—
Transfers in or out of Level 3	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(380)	—	681
Balance at September 30, 2015	$17,949	$—	$(3,587)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$93	$—	$—
Included in interest expense	—	—	(476)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
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

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,378	$27,742	$28,222	Level 3
Other financial instruments	200	182	182	Level 3

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$36,749	$28,612	$29,529	Level 3
Other financial instruments	300	268	268	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt:
Bank credit facility	$1,064,725	$1,061,872	$1,062,290	Level 2
9.00% senior notes due 2020	350,000	350,000	374,500	Level 1
6.875% senior notes due 2023	750,000	750,000	759,375	Level 1
HoldCo Note	157,810	149,553	149,919	Level 3
	2,322,535	2,311,425	2,346,084

Peninsula Segment Debt:
Bank credit facility	668,950	668,950	667,308	Level 2
8.375% Senior Notes due 2018	350,000	350,000	363,125	Level 2
	1,018,950	1,018,950	1,030,433
Total debt	$3,341,485	$3,330,375	$3,376,517

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt:
Bank credit facility	$1,387,425	$1,383,836	$1,395,595	Level 2
9.125% senior notes due 2018	500,000	495,155	517,500	Level 1
9.00% senior notes due 2020	350,000	350,000	359,625	Level 1
HoldCo Note	151,740	139,997	144,153	Level 3
	2,389,165	2,368,988	2,416,873

Peninsula Segment Debt:
Bank credit facility	742,400	742,400	754,364	Level 2
8.375% senior notes due 2018	350,000	350,000	363,125	Level 2
Other	3	3	3	Level 3
	1,092,403	1,092,403	1,117,492
Total debt	$3,481,568	$3,461,391	$3,534,365

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about September 30, 2015 and December 31, 2014. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about September 30, 2015 and December 31, 2014. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of September 30, 2015 and December 31, 2014. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2015 or 2014.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Total Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net Revenues
Las Vegas Locals	$148,022	$141,207	$451,356	$440,920
Downtown Las Vegas	56,685	53,379	171,723	164,664
Midwest and South	215,799	210,732	651,341	631,472
Peninsula	125,807	123,579	382,338	373,606
Borgata (1)	—	209,946	—	559,064
Total Reportable Segment Net Revenues	$546,313	$738,843	$1,656,758	$2,169,726

Adjusted EBITDA
Las Vegas Locals	$32,261	$28,052	$113,313	$104,640
Downtown Las Vegas	10,144	6,315	33,128	24,193
Midwest and South	50,717	43,593	153,478	129,890
Peninsula	45,630	42,875	141,157	132,918
Borgata (1)	37,987	56,873	79,163	119,917
Total Reportable Segment Adjusted EBITDA (2)	176,739	177,708	520,239	511,558
Corporate expense	(13,581)	(13,848)	(45,000)	(42,643)
Adjusted EBITDA	163,158	163,860	475,239	468,915

Other operating costs and expenses
Deferred rent	857	903	2,573	2,714
Depreciation and amortization	51,345	66,168	155,251	198,245
Preopening expense	1,434	1,262	2,769	3,836
Share-based compensation expense	1,860	1,526	8,227	11,431
Impairments of assets	—	18,279	1,065	20,205
Asset transaction costs	80	3,064	1,449	5,078
Other operating charges and credits, net	172	(1,116)	342	(1,863)
Our share of Borgata's other operating costs and expenses	6,880	—	21,293	—
Total other operating costs and expenses	62,628	90,086	192,969	239,646
Operating income	$100,530	$73,774	$282,270	$229,269

(1) Due to the deconsolidation of Borgata on September 30, 2014, our condensed consolidated statement of operations for the three and nine months ended September 30, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method. For the three and nine months ended September 30, 2014, Borgata's financial results are reflected on a full consolidation basis.

(2)	Total Reportable Segment Adjusted EBITDA excludes corporate expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2015	2014
Assets
Las Vegas Locals	$1,150,546	$1,164,115
Downtown Las Vegas	134,887	128,682
Midwest and South	1,265,323	1,302,002
Peninsula	1,411,030	1,459,529
Total Reportable Segment Assets	3,961,786	4,054,328
Corporate	447,366	424,596
Total Assets	$4,409,152	$4,478,924

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3	$94,342	$30,481	$219	$—	$125,045
Other current assets	13,726	75,154	32,967	—	(18,724)	103,123
Property and equipment, net	60,815	1,746,830	417,998	—	—	2,225,643
Investments in subsidiaries	3,531,500	153,970	—	—	(3,434,337)	251,133
Intercompany receivable	—	1,833,571	—	—	(1,833,571)	—
Other assets, net	44,084	9,247	51,339	—	—	104,670
Intangible assets, net	—	424,301	489,927	—	—	914,228
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,650,128	$4,550,209	$1,495,228	$219	$(5,286,632)	$4,409,152

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,188	$—	$—	$27,688
Other current liabilities	92,761	160,714	72,666	—	(283)	325,858
Accumulated losses of subsidiaries in excess of investment	—	—	293	—	(293)	—
Intercompany payable	846,906	—	1,004,007	475	(1,851,388)	—
Long-term debt, net of current maturities	2,140,372	—	1,162,315	—	—	3,302,687
Other long-term liabilities	42,468	143,864	60,416	—	—	246,748

Boyd Gaming Corporation stockholders' equity (deficit)	506,121	4,245,631	(810,657)	(256)	(3,434,718)	506,121
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	506,121	4,245,631	(810,657)	(256)	(3,434,668)	506,171
Total liabilities and stockholders' equity	$3,650,128	$4,550,209	$1,495,228	$219	$(5,286,632)	$4,409,152

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$28,946	$413,962	$137,854	$—	$(34,449)	$546,313

Costs and expenses
Operating	450	224,649	74,767	—	—	299,866
Selling, general and administrative	11,083	54,334	14,537	—	—	79,954
Maintenance and utilities	—	24,977	4,053	—	—	29,030
Depreciation and amortization	1,657	31,327	18,361	—	—	51,345
Corporate expense	13,503	50	1,456	—	—	15,009
Preopening expenses	5	19	1,402	8	—	1,434
Asset transactions costs	—	60	20	—	—	80
Other operating items, net	136	36	—	—	—	172
Intercompany expenses	301	29,036	5,112	—	(34,449)	—
Total costs and expenses	27,135	364,488	119,708	8	(34,449)	476,890

Equity in earnings of subsidiaries	57,937	25,974	(8)	—	(52,796)	31,107
Operating income (loss)	59,748	75,448	18,138	(8)	(52,796)	100,530

Other expense (income)
Interest expense, net	33,883	130	22,085	—	—	56,098
Loss on early extinguishments of debt	444	—	419	—	—	863
Other, net	(2)	1,660	95	—	—	1,753
Boyd's share of Borgata's non-operating items, net	—	12,681	—	—	—	12,681
Total other expense, net	34,325	14,471	22,599	—	—	71,395

Income (loss) before income taxes	25,423	60,977	(4,461)	(8)	(52,796)	29,135
Income taxes benefit (provision)	2	859	(4,571)	—	—	(3,710)
Net income (loss)	$25,425	$61,836	$(9,032)	$(8)	$(52,796)	$25,425
Comprehensive income (loss)	$26,067	$62,478	$(8,390)	$(8)	$(54,080)	$26,067

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$28,690	$398,573	$135,380	$209,946	$(33,746)	$738,843

Costs and expenses
Operating	450	220,640	76,790	105,982	—	403,862
Selling, general and administrative	11,665	55,703	14,164	31,973	(69)	113,436
Maintenance and utilities	—	25,967	3,967	15,116	—	45,050
Depreciation and amortization	1,246	31,475	19,309	14,138	—	66,168
Corporate expense	14,060	57	947	—	—	15,064
Preopening expense	2	—	1,245	15	—	1,262
Impairments of assets	—	12,098	6,181	—	—	18,279
Asset transactions costs	(1)	1,852	838	375	—	3,064
Other operating items, net	592	—	1	(1,709)	—	(1,116)
Intercompany expenses	301	28,398	4,978	—	(33,677)	—
Total costs and expenses	28,315	376,190	128,420	165,890	(33,746)	665,069

Equity in earnings of subsidiaries	18,973	12	(15)	—	(18,970)	—
Operating income (loss)	19,348	22,395	6,945	44,056	(18,970)	73,774

Other expense (income)
Interest expense, net	33,230	1,254	22,661	17,809	—	74,954
Loss on early extinguishments of debt	—	—	71	—	—	71
Other, net	—	—	116	—	—	116
Total other expense, net	33,230	1,254	22,848	17,809	—	75,141

Income (loss) before income taxes	(13,882)	21,141	(15,903)	26,247	(18,970)	(1,367)
Income taxes benefit (provision)	(1,223)	5,829	(3,858)	(2,709)	—	(1,961)
Net income (loss)	(15,105)	26,970	(19,761)	23,538	(18,970)	(3,328)
Net loss attributable to noncontrolling interest	—	—	—	—	(11,777)	(11,777)
Net income (loss) attributable to controlling interest	$(15,105)	$26,970	$(19,761)	$23,538	$(30,747)	$(15,105)
Comprehensive income (loss)	$(14,424)	$27,651	$(19,080)	$23,538	$(20,332)	$(2,647)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$91,048	$1,255,657	$417,906	$—	$(107,853)	$1,656,758

Costs and expenses
Operating	1,350	669,541	224,957	—	—	895,848
Selling, general and administrative	35,828	162,718	44,110	—	—	242,656
Maintenance and utilities	—	69,643	11,322	—	—	80,965
Depreciation and amortization	4,446	96,381	54,424	—	—	155,251
Corporate expense	48,032	174	3,807	—	—	52,013
Preopening expenses	7	69	2,615	78	—	2,769
Impairments of assets	—	—	1,065	—	—	1,065
Asset transactions costs	(43)	293	1,199	—	—	1,449
Other operating items, net	136	106	100	—	—	342
Intercompany expenses	903	91,226	15,724	—	(107,853)	—
Total costs and expenses	90,659	1,090,151	359,323	78	(107,853)	1,432,358

Equity in earnings of subsidiaries	162,729	46,495	(78)	—	(151,276)	57,870
Operating income (loss)	163,118	212,001	58,505	(78)	(151,276)	282,270

Other expense (income)
Interest expense, net	101,302	1,251	66,675	—	—	169,228
Loss on early extinguishments of debt	30,452	—	1,881	—	—	32,333
Other, net	415	2,660	566	—	—	3,641
Boyd's share of Borgata's non-operating items, net	—	29,454	—	—	—	29,454
Total other expense, net	132,169	33,365	69,122	—	—	234,656

Income (loss) before income taxes	30,949	178,636	(10,617)	(78)	(151,276)	47,614
Income taxes benefit (provision)	23,154	(3,091)	(13,574)	—	—	6,489
Net income (loss)	$54,103	$175,545	$(24,191)	$(78)	$(151,276)	$54,103
Comprehensive income (loss)	$53,982	$175,424	$(24,312)	$(78)	$(151,034)	$53,982

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$87,719	$1,215,918	$410,235	$559,064	$(103,210)	$2,169,726

Costs and expenses
Operating	1,350	660,321	229,844	290,005	—	1,181,520
Selling, general and administrative	35,010	169,837	42,859	101,930	(142)	349,494
Maintenance and utilities	—	72,855	11,271	47,211	—	131,337
Depreciation and amortization	4,399	94,351	57,366	42,129	—	198,245
Corporate expense	49,884	167	2,554	—	—	52,605
Preopening expense	44	6	3,389	397	—	3,836
Impairments of assets	320	13,116	6,769	—	—	20,205
Asset transactions costs	57	3,341	1,306	374	—	5,078
Other operating items, net	164		84	(2,111)	—	(1,863)
Intercompany expenses	903	86,946	15,219	—	(103,068)	—
Total costs and expenses	92,131	1,100,940	370,661	479,935	(103,210)	1,940,457

Equity in earnings of subsidiaries	84,689	(9,127)	(128)	—	(75,434)	—
Operating income (loss)	80,277	105,851	39,446	79,129	(75,434)	229,269

Other expense (income)
Interest expense, net	99,045	4,542	67,893	53,327	—	224,807
Loss on early extinguishments of debt	—	—	1,129	—	—	1,129
Other, net	—	—	498	—	—	498
Total other expense, net	99,045	4,542	69,520	53,327	—	226,434

Income (loss) before income taxes	(18,768)	101,309	(30,074)	25,802	(75,434)	2,835
Income taxes provision	(1,850)	4,377	(11,452)	(3,125)	—	(12,050)
Net income (loss)	(20,618)	105,686	(41,526)	22,677	(75,434)	(9,215)
Net loss attributable to noncontrolling interest	—	—	—	—	(11,403)	(11,403)
Net income (loss) attributable to controlling interest	$(20,618)	$105,686	$(41,526)	$22,677	$(86,837)	$(20,618)
Comprehensive income (loss)	$(19,327)	$106,977	$(40,235)	$22,677	$(78,016)	$(7,924)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(38,073)	$216,405	$49,409	$(78)	$13,786	$241,449

Cash flows from investing activities
Capital expenditures	(38,068)	(37,045)	(11,884)	—	—	(86,997)
Net activity with affiliates	—	(196,470)	—	—	196,470	—
Other investing activities	2,618	—	1,159	—	—	3,777
Net cash from investing activities	(35,450)	(233,515)	(10,725)	—	196,470	(83,220)

Cash flows from financing activities
Borrowings under bank credit facility	627,000	—	262,100	—	—	889,100
Payments under bank credit facility	(949,700)	—	(335,550)	—	—	(1,285,250)
Payments on retirements of long-term debt	(500,000)	—	—	—	—	(500,000)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Proceeds from issuance of senior secured notes	750,000	—	—	—	—	750,000
Debt issue costs	(14,001)	—	—	—	—	(14,001)
Net activity with affiliates	178,596	—	31,582	78	(210,256)	—
Share-based compensation activities, net	5,875	—	—	—	—	5,875
Other financing activities	—	—	(3)	—	—	(3)
Net cash from financing activities	73,524	—	(41,871)	78	(210,256)	(178,525)

Net change in cash and cash equivalents	1	(17,110)	(3,187)	—	—	(20,296)
Cash and cash equivalents, beginning of period	2	111,452	33,668	219	—	145,341
Cash and cash equivalents, end of period	$3	$94,342	$30,481	$219	$—	$125,045

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(43,397)	$188,817	$54,828	$35,866	$(3,613)	$232,501

Cash flows from investing activities
Capital expenditures	(24,090)	(36,269)	(22,635)	(11,623)	—	(94,617)
Deconsolidation of Borgata	—	—	—	(26,891)	—	(26,891)
Net activity with affiliates	—	(169,594)	5,598	98	163,898	—
Other investing activities	—	1,629	(639)	2,197	—	3,187
Net cash from investing activities	(24,090)	(204,234)	(17,676)	(36,219)	163,898	(118,321)

Cash flows from financing activities
Borrowings under bank credit facility	605,000	—	242,100	410,900	—	1,258,000
Payments under bank credit facility	(698,400)	—	(283,350)	(444,900)	—	(1,426,650)
Debt financing costs, net	(84)	—	—	(205)	—	(289)
Net activity with affiliates	160,285	—	—	—	(160,285)	—
Share-based compensation activities, net	783	—	—	—	—	783
Other financing activities	(95)	—	(7)	(2,850)	—	(2,952)
Net cash from financing activities	67,489	—	(41,257)	(37,055)	(160,285)	(171,108)

Net change in cash and cash equivalents	2	(15,417)	(4,105)	(37,408)	—	(56,928)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$2	$91,028	$29,661	$219	$—	$120,910

NOTE 14.    SUBSEQUENT EVENTS
Redemption of HoldCo Note
As part of the consideration tendered in the November 2012 acquisition of Peninsula, Boyd Acquisition II, LLC ("HoldCo"), an indirect wholly-owned subsidiary of Boyd, issued a promissory note (the "HoldCo Note") to the seller. The principal balance assigned to the HoldCo Note was $143.0 million. At the option of HoldCo, the semi-annual interest on the HoldCo Note could be paid in cash or paid-in-kind and added to the principal balance. In accordance with these terms, $14.8 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note, resulting in a total principal balance of $157.8 million. On November 6, 2015, HoldCo prepaid the HoldCo Note and $5.8 million of related accrued interest. As a result of this redemption, the Company will record a loss on early extinguishment of debt of $7.9 million during fourth quarter 2015 to write-off the remaining unamortized discount and deferred finance charges.  The redemption was funded with borrowings under the Boyd Gaming Credit Facility.

We have evaluated all events or transactions that occurred after September 30, 2015. During this period, up to the filing date, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a diversified operator of 21 wholly-owned gaming entertainment properties and hold a 50% non-controlling equity interest in a limited liability company in New Jersey that owns and operates Borgata Hotel Casino & Spa ("Borgata"). Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly-owned properties and Borgata into the following five reportable segments:

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

From March 2010 until September 2014, the equity interest of our joint venture partner in Borgata, MGM Resorts International (“MGM”), was held in a divestiture trust (the “Divestiture Trust”). Upon the transfer of MGM's ownership interest into the Divestiture Trust, we determined that we had control, as defined in the relevant accounting literature, of Borgata and commenced consolidating the business as of that date. After MGM received approval of its application for licensure from the New Jersey Casino Control Commission earlier in the month, on September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its interest in Borgata and its substantive participation rights in the management of Holding Company. As a result, we have deconsolidated Borgata as of the close of business on September 30, 2014 and are accounting for our investment in Borgata applying the equity method for periods after the deconsolidation. Our income statement for the three and nine months ended September 30, 2014, and our statement of cash flows for the nine months ended September 30, 2014, include Borgata’s financial results on a full consolidation basis.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Most of our gaming entertainment properties also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number and spending levels of customers at our properties.

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

Operating Efficiently
We are committed to operating more efficiently and endeavor to prevent unneeded expense in our business. As we continue to experience revenue growth in both our gaming and non-gaming operations, the efficiencies of our business model position us to flow a substantial portion of the revenue growth directly to the bottom line.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net revenues	$546.3	$738.8	$1,656.8	$2,169.7
Operating income	100.5	73.8	282.3	229.3
Net income (loss) attributable to Boyd Gaming Corporation	25.4	(15.1)	54.1	(20.6)

Net Revenues
Net revenues declined $192.5 million, or 26.1%, for the three months ended September 30, 2015, compared to the prior year period due to a $209.9 million decrease in net revenues as a result of the deconsolidation of Borgata as of September 30, 2014, partially offset by an increase of $17.4 million primarily due to $13.3 million of increased gross gaming revenues generated in all segments, largely in Las Vegas Locals and Midwest and South.

For the nine months ended September 30, 2015, net revenues declined $513.0 million, or 23.6%, compared to the prior year period due to a $559.1 million decrease in net revenues as a result of the deconsolidation of Borgata as of September 30, 2014, partially offset by an increase of $46.1 million primarily due to increased gross gaming revenues generated in all segments, largely in Peninsula and Midwest and South.

Operating Income
The $26.8 million, or 36.3%, increase in operating income during the three months ended September 30, 2015, compared to the corresponding period of the prior year reflects the impact of the increase in gaming revenues in all segments and reduced operating expenses. Operating income for the three months ended September 30, 2014, prior to the deconsolidation of Borgata, includes all of Borgata's $43.4 million of operating income for the period. Subsequent to the September 30, 2014, deconsolidation of Borgata, operating income for the three months ended September 30, 2015, includes only 50% of Borgata's operating income for the period, or $31.1 million.

Operating income increased $53.0 million, or 23.1%, during the nine months ended September 30, 2015, compared to the corresponding period of the prior year, primarily due to the increase in gaming revenues in all segments and reduced operating expenses. Operating income for the nine months ended September 30, 2014, prior to the deconsolidation of Borgata, includes all of Borgata's $77.4 million of operating income for the period. Subsequent to the September 30, 2014, deconsolidation of Borgata, operating income for the nine months ended September 30, 2015, includes only 50% of Borgata's operating income for the period, or $57.9 million.

Net Income (Loss) attributable to Boyd Gaming Corporation
Net income attributable to Boyd Gaming for the three months ended September 30, 2015 was $25.4 million, compared with a net loss attributable to Boyd Gaming of $15.1 million for the corresponding period of the prior year. The change is primarily due to increased gaming revenues, improved results at Borgata and reduced operating expenses in the current year.

For the nine months ended September 30, 2015, the net income attributable to Boyd Gaming was $54.1 million, compared with net loss attributable to Boyd Gaming of $20.6 million for the corresponding period of the prior year. The $74.7 million increase is primarily due to increased gaming revenues, improved results at Borgata and reduced operating expenses, partially offset by an increase of $31.2 million of loss on early extinguishments of debt in the current year.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% and 73% of gross revenues for the three months ended September 30, 2015 and 2014, respectively, and 76% and 74% of gross revenues for the nine months ended September 30, 2015 and 2014, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended September 30, 2015 and 2014, and 13% for each of the nine months ended September 30, 2015 and 2014. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
REVENUES
Gaming	$457.4	$631.7	$1,390.7	$1,859.3
Food and beverage	76.7	115.1	230.9	332.1
Room	41.6	75.3	123.3	210.1
Other	32.4	44.4	92.8	124.5
Gross revenues	608.1	866.5	1,837.7	2,526.0
Less promotional allowances	61.8	127.7	180.9	356.3
Net revenues	$546.3	$738.8	$1,656.8	$2,169.7

COSTS AND EXPENSES
Gaming	$225.7	$294.1	$677.0	$867.5
Food and beverage	41.9	61.5	126.4	180.0
Room	10.8	14.7	31.5	42.3
Other	21.5	33.6	60.9	91.7
Total costs and expenses	$299.9	$403.9	$895.8	$1,181.5

MARGINS
Gaming	50.7%	53.4%	51.3%	53.3%
Food and beverage	45.4%	46.5%	45.3%	45.8%
Room	74.2%	80.5%	74.6%	80.0%
Other	33.7%	24.5%	34.5%	26.4%

For the period ended September 30, 2015, Boyd Gaming recorded the financial results of Borgata by applying the equity method. For the period ended September 30, 2014, Boyd Gaming consolidated the financial results of Borgata.

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $174.3 million, or 27.6%, decrease in gaming revenues during the three months ended September 30, 2015 as compared to the corresponding period of the prior year, was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $187.6 million decrease in gaming revenues compared to the prior year period. The decline was offset by a $13.3 million increase in gross gaming revenue primarily attributable to increased slot win percentages and increased table game win and table game hold percentages in all of our segments. Gaming expenses decreased by $68.5 million, of which $71.0 million was due to the deconsolidation of Borgata.

The $468.6 million, or 25.2%, decrease in gaming revenues during the nine months ended September 30, 2015 as compared to the corresponding period of the prior year, was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $507.8 million decrease in gaming revenues compared to the prior year period. The decline was partially offset by a $39.2 million increase in gross gaming revenue primarily attributable to increased slot win in the Downtown Las Vegas and Peninsula segments, increased table game hold in the Downtown Las Vegas and the Midwest and South segments, and increased slot win percentages and table game hold percentages in all of our segments.

Food and Beverage
Food and beverage revenues decreased $38.4 million, or 33.3%, during the three months ended September 30, 2015, as compared to the corresponding period of the prior year. The decrease was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $39.7 million decrease in food and beverage revenues compared to the prior year period. In addition, the number of food covers decreased 6.4% and 5.7% in the Peninsula and Midwest and South segments, respectively. The effect of these decreases was partially offset as a result of increases in average guest check of 6.1%, 5.8%, and 3.9% in the Las Vegas Locals, Peninsula and Downtown Las Vegas segments, respectively. Food and beverage expenses decreased $19.7 million due to the deconsolidation of Borgata, while most other segments maintained an overall consistent food and beverage expense and margin as compared to last year.

Food and beverage revenues decreased $101.2 million, or 30.5%, during the nine months ended September 30, 2015, as compared to the corresponding period of the prior year. The decrease was due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $104.8 million decrease in food and beverage revenues compared to the prior year period. In addition, the number of food covers decreased 8.1% and 4.1% in the Peninsula and Midwest and South segments, respectively. The effect of these decreases was partially offset as a result of increases in average guest check of 3.2% to 7.4% in all segments. Food and beverage expenses decreased $53.7 million due to the deconsolidation of Borgata, while most other segments maintained a consistent food and beverage expense and margin as compared to last year.

Room
Room revenues decreased by $33.7 million, or 44.7%, during the three months ended September 30, 2015, as compared to the corresponding period of the prior year due to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $35.6 million decrease in room revenues. The decrease was partially offset as a result of a 4.3% increase in hotel occupancy in the Downtown Las Vegas segment, and an 11.7% and 3.0% increase in ADR in the Las Vegas Locals and Midwest and South segments, respectively. The decrease in room expense during the three months ended September 30, 2015, compared to the same period in the prior year, was a result of the deconsolidation of $4.3 million of Borgata expense, while the other segments collectively maintained a consistent cost per room compared to last year.

Room revenues decreased by $86.7 million, or 41.3%, during the nine months ended September 30, 2015, as compared to the corresponding period of the prior year due to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $90.8 million decrease in room revenues. The decrease was partially offset as a result of a 10.9% and 3.2% increase in ADR in the Las Vegas Locals and Downtown Las Vegas segments, respectively, and a 2.3% increase in hotel occupancy in the Downtown Las Vegas segment. The decrease in room expense during the nine months ended September 30, 2015, compared to the same period in the prior year, was a result of the deconsolidation of $10.8 million of Borgata expense, while the other segments collectively maintained a consistent cost per room compared to last year.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $12.1 million, or 27.1%, during the three months ended September 30, 2015, as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $13.1 million decrease in the Company's consolidated other revenues.

The decrease in other revenues of $31.9 million, or 25.6%, during the nine months ended September 30, 2015, compared to the same period in the prior year was primarily a result of the deconsolidation of $31.9 million of other revenues from Borgata.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net revenues
Las Vegas Locals	$148.0	$141.2	$451.4	$440.9
Downtown Las Vegas	56.7	53.4	171.7	164.7
Midwest and South	215.8	210.6	651.4	631.4
Peninsula	125.8	123.6	382.3	373.6
Borgata (1)	—	210.0	—	559.1
Net revenues	$546.3	$738.8	$1,656.8	$2,169.7

Adjusted EBITDA (2)
Las Vegas Locals	$32.3	$28.1	$113.3	$104.6
Downtown Las Vegas	10.1	6.3	33.1	24.2
Midwest and South	50.8	43.6	153.4	129.9
Peninsula	45.6	42.9	141.2	132.9
Wholly owned Adjusted Property EBITDA	138.8	120.9	441.0	391.6
Corporate expense	(13.6)	(13.8)	(45.0)	(42.6)
Wholly owned Adjusted EBITDA	125.2	107.1	396.0	349.0
Borgata (1)	38.0	56.9	79.2	119.9
Adjusted EBITDA	$163.2	$164.0	$475.2	$468.9
(1) Due to the deconsolidation of Borgata on September 30, 2014, Borgata net revenues and Adjusted EBITDA for the three and nine months ended September 30, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method. For the three and nine months ended September 30, 2014, Borgata's net revenues and Adjusted EBITDA are reflected on a full consolidation basis.
(2) Refer to Note 12, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $6.8 million, or 4.8%, during the three months ended September 30, 2015, as compared to the corresponding period of the prior year, due primarily to a 6.6% increase in table game drop, a 0.08 percentage point increase in table game hold percentage and a 0.05 percentage point increase in slot hold percentage. Average guest check increased 6.1%, the number of food covers increased 3.1% and ADR increased 10.9%, resulting in an increase in both food and beverage revenues and room revenues.

Net revenues increased $10.4 million, or 2.4%, during the nine months ended September 30, 2015, as compared to the corresponding period of the prior year, due primarily to a 6.2% increase in table game drop and a 0.08 percentage point increase in slot hold percentage. Room revenues for the segment increased due to a 10.9% increase in the ADR, and food and beverage revenues increased due to a 5.4% increase in average guest check.

Adjusted EBITDA increased by 15.0% and 8.3%, respectively, for the three and nine months ended September 30, 2015, over the comparable prior year periods due to the flow-through effects of higher revenues and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $3.3 million, or 6.2%, during the three months ended September 30, 2015, as compared to the corresponding period of the prior year, due primarily to gaming revenues increases of $2.8 million related to a 4.0% and 2.5% increase in slot handle and table game drop, respectively, and a 2.6 percentage point increase in table game hold percentage. Additionally, food and beverage revenue and room revenues had modest increases related to a 3.9% increase in average guest check and a 4.3% increase hotel occupancy, respectively. We continue to tailor our marketing programs in the Downtown segment to cater to our

Hawaiian market. During the three months ended September 30, 2015 and 2014, our Hawaiian market represented approximately 49% and 51% of our occupied rooms in this segment, respectively.

Net revenues increased $7.1 million, or 4.3%, during the nine months ended September 30, 2015, as compared to the corresponding period of the prior year, due primarily to gaming revenues increases of $7.4 million related to a 3.8% increase in table game drop, and 1.25 and 0.14 percentage point increases in table game hold percentage and slot hold percentage, respectively. Additionally, food and beverage revenue increased due to a 3.4% increase in average guest check, and room revenues increased related to 3.2% and 2.3% improvements in ADR and hotel occupancy, respectively. These increases were offset by a 3.8% decrease in other revenues. During the nine months ended September 30, 2015 and 2014, our Hawaiian market represented approximately 51% and 52% of our occupied rooms in this segment, respectively.

The revenue gains, coupled with our cost control efforts, resulted in $3.8 million and $8.9 million increases in the segment's Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014, respectively, as compared to the corresponding prior year.

Midwest and South
Net revenues increased $5.1 million, or 2.4%, during the three months ended September 30, 2015, as compared to the corresponding period of the prior year, primarily due to increases of 1.54 and 0.18 percentage points in table game hold percentage and slot hold percentage, respectively. Food and beverage revenues and room revenues remained consistent with the corresponding period in the prior year.

Net revenues increased $19.9 million, or 3.1%, during the nine months ended September 30, 2015, as compared to the corresponding period of the prior year, primarily due to increases of 0.67 and 0.10 percentage points in table game hold percentage and slot hold percentage, respectively. Food and beverage revenues and room revenues remained consistent with the corresponding period in the prior year, while other revenue increased $1.3 million.

The segment reported a $7.1 million and $23.6 million increase in Adjusted EBITDA for the three and nine months ended September 30, 2015, as compared to the corresponding prior year period due to increase in revenues and our on-going cost control efforts.

Peninsula
Net revenues in our Peninsula segment increased $2.2 million, or 1.8%, for the three months ended September 30, 2015, as compared to the prior year period. We experienced gaming revenue increases at each of our five operating properties due to a continuing economic recovery and increase in consumer spending. Overall table game hold percentage and slot hold percentage increased 0.99 and 0.14 percentage points, respectively, during the three month period ended September 30, 2015, while slot handle and table game drop remained consistent to the corresponding period in the prior year.

Net revenues in our Peninsula segment increased $8.7 million, or 2.3%, for the nine months ended September 30, 2015, as compared to the prior year period. Four properties had year over year gaming revenue growth ranging from 2.6% to 4.2%, while one property was essentially flat to the prior year period. Gaming revenue growth was driven by a continuing economic recovery and increase in consumer spending in each of the first three quarters combined with more favorable weather conditions in each of our markets in the first quarter. Our overall slot handle increased 2.0% and table game drop increased 2.5%, and slot hold percentage increased 0.11 percentage points, while table game hold percentage remained relatively unchanged during the nine months ended September 30, 2015, compared to the corresponding period in the prior year.

Adjusted EBITDA for the Peninsula segment increased $2.8 million and $8.2 million, respectively, during the three and nine months ended September 30, 2015, due to the increased revenue.

Borgata
Adjusted EBITDA for Borgata for third quarter 2015 decreased $18.9 million as compared to the prior year. The decreases reflect the impact of the deconsolidation of Borgata as of September 30, 2014, partially offset by improved performance at the property. Adjusted EBITDA of $38.0 million reported for Borgata for the third quarter 2015 reflects our 50% share of the $76.0 million reported by the property on a standalone basis, as compared to the prior year amount of $56.9 million, which we reported on a full consolidation basis. The improved performance versus the prior year is primarily the result of revenue growth, including the impact of a higher table game hold, improved performance of the online operation and lower property taxes.

Adjusted EBITDA for Borgata for the nine months ended September 30, 2015, as compared to prior year, decreased $40.8 million. Adjusted EBITDA of $79.2 million reported for Borgata for the nine months ended September 30, 2015, reflects our 50% share of the $158.3 million reported by the property on a standalone basis, as compared to the prior year amount of $119.9 million, which we reported on a full consolidation basis.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Selling, general and administrative	$80.0	$113.4	$242.7	$349.5
Maintenance and utilities	29.0	45.1	81.0	131.3
Depreciation and amortization	51.3	66.2	155.3	198.2
Corporate expense	15.0	15.1	52.0	52.6
Preopening expense	1.4	1.3	2.8	3.8
Impairments of assets	—	18.3	1.1	20.2
Asset transactions costs	0.1	3.1	1.4	5.1
Other operating items, net	0.2	(1.1)	0.3	(1.9)

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.1% during each of the three months ended September 30, 2015 and 2014, and were 13.2% and 13.8%, during the nine months ended September 30, 2015 and 2014, respectively. The decreased margin reflects the deconsolidation of Borgata, which had selling, general and administrative expenses as a percentage of gross revenues of 11.6% and 13.9% for the three and nine months ended September 30, 2014. Additionally, we continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.8% and 5.2% during the three months ended September 30, 2015 and 2014, respectively, and were 4.4% and 5.2% during the nine months ended September 30, 2015 and 2014, respectively. The decrease between the periods is primarily due to the fact that no major maintenance projects were undertaken in the current year period, coupled with cost reductions associated with the Company's energy savings initiatives. Additionally, in periods prior to its deconsolidation as of September 30, 2014, Borgata's maintenance and utilities expenses as a percentage of gross revenues, which were higher than the Company's overall average, were included in the total expense amount.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.4% and 7.6% during the three months ended September 30, 2015 and 2014, respectively, and were 8.4% and 7.8% during the nine months ended September 30, 2015 and 2014, respectively. In periods prior to its deconsolidation as of September 30, 2014, Borgata's depreciation expense as a percentage of gross revenues, which was lower than the Company's overall average, were included in the total expense amount and resulted in an increased percentage for the Company upon Borgata's deconsolidation.

Depreciation and amortization expense decreased $14.8 million and $43.0 million for the three and nine months ended September 30, 2015, respectively, compared to the prior year period. The decrease was primarily a result of the deconsolidation of Borgata as of September 30, 2014, which resulted in a $14.8 million and $44.2 million decrease in depreciation and amortization expense for the three and nine months ended September 30, 2015, respectively, compared to the prior year period.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.5% and 1.7% of gross revenues during each of the three months ended September 30, 2015 and 2014, respectively, and 2.8% and 2.1% of gross revenues during each of the nine months ended September 30, 2015 and 2014, respectively.

Preopening Expense
We expense certain costs of start-up activities as incurred. Preopening expenses relate to our efforts to develop gaming activities in other jurisdictions and to other business development activities.

Impairments of Assets
Impairments of assets for the three months ended September 30, 2014, and the nine months ended September 30, 2015 and 2014, included non-cash impairment charges primarily related to the planned dispositions of non-operating assets. Additionally, impairments of assets for the three and nine months ended September 30, 2014, included a $12.1 million charge due to the deconsolidation of Borgata.

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

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Interest Expense, net
Boyd Gaming Corporation	$38.4	$38.4	$115.3	$115.3
Peninsula	17.7	18.7	53.9	56.2
Borgata (1)	—	17.8	—	53.3
	$56.1	$74.9	$169.2	$224.8

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,313.8	$2,427.1	$2,365.7	$2,441.6
Peninsula	1,028.7	1,113.0	1,055.7	1,126.6
Borgata (1)		794.2		800.3

Weighted Average Interest Rates
Boyd Gaming Corporation	5.8%	5.7%	5.9%	5.7%
Peninsula	5.7%	5.5%	5.6%	5.5%
Borgata (1)		8.3%		8.3%
(1) Amounts reflected for Borgata in 2014 are for the period prior to its deconsolidation.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2015, decreased $18.9 million, or 25.2%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $17.8 million decrease in net interest expense. For Boyd Gaming, interest expense remained consistent with the corresponding period in the prior year. In the second quarter of 2015, we issued $750 million of senior notes at 6.875% due 2023, the proceeds of which were partially used to retire $500 million of 9.125% senior notes due 2018, thus lowering our weighted average interest rate and providing a longer period before maturity. Interest expense, net, for Peninsula for the three months ended September 30, 2015, reflects a $1.0 million, or 5.2% decrease compared to the same period in 2014 primarily due to a $84.3 million reduction in average long-term borrowings outstanding during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as the weighted average borrowing rate remained consistent.

Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2015, decreased $55.6 million, or 24.7%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014, which accounted for a $53.3 million decrease in net interest expense. For Boyd Gaming, interest expense remained consistent. Due to debt activities undertaken in the second quarter of 2015, as discussed above, we anticipate the lower weighted average interest rate to continue in future quarters. Interest expense, net, for Peninsula for the nine months ended September 30, 2015, reflects a $2.4 million, or 4.2% decrease compared to the same period in 2014 primarily due to a $70.9 million reduction in average long-term borrowings outstanding during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as the weighted average borrowing rate remained consistent.

Boyd's share of Borgata's non-operating items, net
Due to its deconsolidation, the Company now applies the equity method of accounting to its 50% investment in Borgata. Amounts reported as Boyd's share of Borgata's non-operating items, net, include the Company’s share of the items discussed below.

Borgata received a final audit determination in its New Jersey state income tax examination for years 2003 through 2009 in the third quarter of 2015. Additionally, Borgata settled its appeal on the IRS examination of years 2005 through 2009 in the first quarter of 2015. As Borgata is a partnership for federal income tax purposes, it does not record federal income tax; however, in the first quarter, it recorded the state tax impact of the federal exam adjustments resulting from the IRS appeals settlement. In connection with the final resolution of the federal and state income tax examinations, Borgata recorded a $9.5 million and $11.7 million benefit to its tax provision in the three and nine months ended September 30, 2015, respectively, through the realization of unrecognized tax benefits and reversal of related accrued interest.

Borgata’s financial results also include losses on the early extinguishments of debt of $17.8 million and $18.9 million for the three months and nine months ended September 30, 2015, respectively, primarily due to the redemption of Borgata's 9.875% senior secured notes due 2018 during third quarter 2015.

Income Taxes
The effective tax rates during the three months ended September 30, 2015 and 2014 were 12.73% and (143.6%), respectively. The effective tax rates during the nine months ended September 30, 2015 and 2014 were (13.6%) and 424.9%, respectively. In accordance with GAAP, for all periods disclosed, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to quarter-to-date income. The discrete method was used to calculate income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our effective tax rate is impacted by recurring permanent tax adjustments, audit settlements and state income taxes. Such adjustments are independent of the level of consolidated income or loss from continuing operations and impact the statutory tax provision or benefit on pretax income or loss. For all periods, the tax provision was impacted by a valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, for all periods, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax benefit for the nine months ended September 30, 2015 was favorably impacted, as a result of federal and state audit settlements in connection with our IRS and New Jersey income tax examinations, by the realization of unrecognized tax benefits and reversal of related accrued interest. These settlements resulted in a $23.2 million and $2.5 million reduction in our 2015 first quarter and third quarter tax provisions, respectively. The tax provision for the quarter ended September 30, 2014 was favorably impacted by tax adjustments related to the deconsolidation of Borgata. The tax provision in both periods was favorably impacted as a result of statute expirations and the reversal of interest accrued on related unrecognized tax benefits.

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

	September 30,	December 31,
(In millions)	2015	2014
Cash balance:
Boyd Gaming Corporation	$98.8	$115.4
Peninsula	26.2	29.9

Working capital (deficit):
Boyd Gaming Corporation	$(119.9)	$(88.1)
Peninsula	(5.4)	(22.9)

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

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Net cash provided by operating activities	$241.4	$232.5

Cash flows from investing activities:
Capital expenditures	(87.0)	(94.6)
Deconsolidation of Borgata	—	(26.9)
Other investing activities	3.8	3.2
Net cash used in investing activities	(83.2)	(118.3)

Cash flows from financing activities:
Net payments under Boyd Gaming Corporation bank credit facility	(322.7)	(93.4)
Net payments under Peninsula bank credit facility	(73.5)	(41.3)
Net payments under Borgata bank credit facility	—	(34.0)
Payments on retirements of long-term debt	(500.0)	(2.9)
Proceeds from issuance of senior secured notes	750.0	—
Other financing activities	(32.3)	0.5
Net cash used in financing activities	(178.5)	(171.1)
Decrease in cash and cash equivalents	$(20.3)	$(56.9)

Cash Flows from Operating Activities
During the nine months ended September 30, 2015 and 2014, we generated net operating cash flow of $241.4 million and $232.5 million, respectively. Generally, operating cash flows increased during 2015 as compared to the prior year period due to the flow through effect of higher revenues and timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2015 and 2014, we incurred net cash outflows for investing activities of $83.2 million and $118.3 million, respectively, due to our capital expenditures during the respective periods of $87.0 million and $94.6 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in both the nine months ended September 30, 2015 and 2014 reflect primarily the use of cash to retire outstanding debt, including the retirement in 2015 of the 2018 Notes using a portion of the proceeds from the issuance of the 2023 Notes, as discussed further below.

Indebtedness
The outstanding principal balances of long-term debt for each of the Businesses, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2015	December 31, 2014	Increase/ (Decrease)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,064.7	$1,387.4	$(322.7)
9.125% senior notes due 2018	—	500.0	(500.0)
9.00% senior notes due 2020	350.0	350.0	—
6.875% senior notes due 2023	750.0	—	750.0
HoldCo Note	157.8	151.8	6.0
	2,322.5	2,389.2	(66.7)

Peninsula Segment Debt:
Bank credit facility	669.0	742.4	(73.4)
8.375% senior notes due 2018	350.0	350.0	—
	1,019.0	1,092.4	(73.4)
Total long-term debt	3,341.5	3,481.6	(140.1)
Less current maturities	27.7	29.8	(2.1)
Long-term debt, net	$3,313.8	$3,451.8	$(138.0)

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

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.8% at September 30, 2015 and 3.7% at December 31, 2014.

The Boyd Gaming Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions, and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Boyd Gaming Credit Facility in connection with certain asset sales and issuances of certain additional secured indebtedness.

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

Amounts Outstanding
The principal amounts outstanding under the Boyd Gaming Credit Facility were:

(In millions)	September 30, 2015	December 31, 2014
Revolving Credit Facility	$70.0	$300.0
Term A Loan	195.3	221.4
Term B Loan	778.7	840.8
Swing Loan	20.7	25.2
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,064.7	$1,387.4

At September 30, 2015, approximately $1.1 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $502.2 million.

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

Debt Financing Costs
In conjunction with the issuance of the 2023 Notes, we incurred approximately $14.0 million in debt financing costs that have been deferred and are being amortized over the term of the 2023 Notes using the effective interest method.

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

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.2% at both September 30, 2015 and December 31, 2014.

At September 30, 2015, approximately $669.0 million was outstanding under the Peninsula Credit Facility and $5.2 million was allocated to support various letters of credit, leaving remaining contractual availability of $32.6 million.

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

Covenant Compliance
As of September 30, 2015, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At September 30, 2015, the available borrowing capacity under these credit facilities was $502.2 million at Boyd Gaming Corporation and $32.6 million at Peninsula.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2015 and 2014, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
Capital Spending and Development
During second quarter 2015, we announced a planned $45 million project to expand and enhance the Delta Downs Racetrack Casino & Hotel in Louisiana. The project will add 167 hotel rooms and suites, redesign the existing 200 hotel rooms, and expand and enhance the property's food and beverage offerings, events center and outdoor pool area. Construction of the project is expected to begin during fourth quarter 2015, with completion expected by the end of 2016. Of the total project cost, approximately $10.0 million is expected to be spent in 2015, and the remaining project costs incurred in 2016. With this additional project, our estimated total capital expenditures for 2015 projects are currently expected to range from $165 million to $175 million, including projects to reposition non-gaming amenities and various maintenance capital expenditures across our properties.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and in other current and periodic reports filed from time to time with the

SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of September 30, 2015, Boyd Gaming Corporation and Peninsula long-term variable-rate borrowings represented approximately 52.4% and 65.7% of total long-term debt, respectively. Based on September 30, 2015 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $10.6 million and $6.7 million for Boyd Gaming Corporation and Peninsula, respectively.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. The results of our annual scheduled impairment tests performed in fourth quarter 2014 required us to record non-cash impairment charges of $40.1 million which was comprised of $38.3 million of impairments of gaming licenses in our Midwest and South segment, $1.4 million of gaming licenses in our Peninsula segment, and $0.3 million in Peninsula trademarks. In 2013, $4.1 million of impairments was charged, which were comprised of $3.2 million of impairments of certain trade names acquired in the Peninsula Acquisition and $0.9 million to further impair the Sam’s Town Shreveport gaming license. We had recorded a non-cash impairment charge of $17.5 million to the Sam's Town Shreveport gaming license in connection with the 2012 annual impairment test. This property's operating results had been impacted by weaker discretionary consumer spending and increased competition in its market.

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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in November 2012, we completed the Peninsula Acquisition, and in October 2011, we completed the acquisition of IP. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we pursue or that gaming will be approved in jurisdictions where it is not currently approved.

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

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in the costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.8 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our off-track betting parlors. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, Amelia Belle has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Kansas Star is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which historically have ranged from $3.0 million to $4.0 million on an annual basis.

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
As of September 30, 2015, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of September 30, 2015. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 5.        Other Information
Redemption of HoldCo Note
As part of the consideration tendered in the November 2012 acquisition of Peninsula Gaming, LLC, Boyd Acquisition II, LLC ("HoldCo"), an indirect wholly-owned subsidiary of Boyd Gaming Corporation, issued a promissory note (the "HoldCo Note") to the seller. The principal balance assigned to the HoldCo Note was $143.0 million. At the option of HoldCo, the semi-annual interest on the HoldCo Note could be paid in cash or paid-in-kind and added to the principal balance. In accordance with these terms, $14.8 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note, resulting in a total principal balance of $157.8 million. On November 6, 2015, HoldCo prepaid the HoldCo Note and $5.8 million of related accrued interest. As a result of this redemption, the Company will record a loss on early extinguishment of debt of $7.9 million during fourth quarter 2015 to write-off the remaining unamortized discount and deferred finance charges.  The redemption was funded with borrowings under the Boyd Gaming Credit Facility.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2015.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer