Form 10-K
period 2015-12-31
BOYD GAMING CORP
filed 2016-02-25
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $1.2 billion.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2016
Common stock, $0.01 par value	111,750.525

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2015 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we have 21 wholly-owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi, and hold a 50% non-controlling interest in a limited liability company in New Jersey.

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

Over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations under tightened revenue trends. We have established a more efficient business model that we believe is helping us to realize improved results as consumer wealth and confidence continue to improve and the negative effects of global economic issues and the recent recession continue to decline. We are strategically reinvesting in our non-gaming amenities, including hotel rooms and restaurants, in order to better capitalize on customer’s evolving spending behaviors. We continue to manage our cost and expense structure to adjust to current business volumes and to generate strong and stable cash flows.

During 2015, we completed several transactions that improved our long-term financial position and strengthened our balance sheet. During second quarter 2015, we issued $750 million aggregate principal amount of 6.875% senior notes due May 2023, and used a portion of the net proceeds to redeem all $500 million face amount outstanding of our 9.125% Senior Notes due December 2018. During the fourth quarter, we redeemed the HoldCo Note, which had been issued in 2012 when we acquired Peninsula Gaming, LLC. Over the last three years, we have reduced the combined Boyd Gaming and Peninsula outstanding debt balance by over $820 million.

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. An example is our ongoing strategic initiative to enhance our non-gaming amenities at properties across the country that is designed to ensure our properties remain competitive and compelling to customers across generations. This initiative began in 2014 and will continue into 2017, a period during which we expect to invest over $100 million in these amenities. In 2015, we redesigned and enhanced 1,700 hotel rooms at The Orleans, Suncoast and Blue Chip properties, bringing the total number of rooms renovated thus far to about 3,000. We also introduced five new food and beverage concepts in 2015: California Noodle House at the California, the Filament at Fremont, the Spotted Horse and Fast & Lucy’s Pub at Evangeline Downs, and Brigg’s Oyster Company at Suncoast. We anticipate introducing about 20 additional new food and beverage concepts at our properties across the country in 2016.

In addition to our non-gaming amenities initiative, in June 2015 we announced a $45 million expansion of our Delta Downs property in Vinton, Louisiana. Set for completion by the end of 2016, the centerpiece of this project is a new hotel tower, featuring 167 additional guest rooms and suites.  The project also includes the redesign of all 200 existing rooms and of its food and beverage facilities. The special events center will also be expanded to better accommodate meeting and banquet functions.

We believe that the following factors have contributed to our success in the past and are central to our success in the future:

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

•	we have comprehensive marketing and promotion programs;

•	six of our Las Vegas properties are well-positioned to capitalize on the Las Vegas locals market;

•	our downtown Las Vegas properties focus a majority of their marketing programs on, and derive a majority of their revenues from, a unique niche - Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties
As of December 31, 2015, we own or manage 1,243,007 square feet of casino space, containing 29,736 slot machines, 757 table games and 11,391 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 76% of gross revenues for 2015 and 74% of gross revenues in both 2014 and 2013. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2015, 2014, and 2013. Room revenues and other revenues each contributed less than 10% of gross revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into five reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Borgata (which is comprised of our 50%-owned joint venture in Atlantic City, New Jersey). For further financial information related to our segments as of and for the three years in the period ended December 31, 2015, see Note 15, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata, as of and for the year ended December 31, 2015:

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Las Vegas, Nevada
Gold Coast Hotel and Casino	2004	86,805	1,830	49	712	87%	$53
The Orleans Hotel and Casino	2004	137,000	2,516	60	1,885	86%	$63
Sam's Town Hotel and Gambling Hall	1979	120,681	1,931	29	645	91%	$48
Suncoast Hotel and Casino	2004	95,898	1,889	32	427	83%	$76
Henderson, Nevada
Eldorado Casino	1993	17,756	379	—	N/A	N/A	N/A
Jokers Wild Casino	1993	23,698	423	7	N/A	N/A	N/A

Downtown Las Vegas
Las Vegas, Nevada
California Hotel and Casino	1975	35,848	977	28	781	87%	$35
Fremont Hotel and Casino	1985	30,244	955	26	447	88%	$40
Main Street Station Casino, Brewery and Hotel	1993	26,918	837	19	406	90%	$40

Midwest and South
Tunica, Mississippi
Sam's Town Hotel and Gambling Hall	1994	44,000	983	20	828	62%	$46
Biloxi, Mississippi
IP Casino Resort Spa	2011	81,733	1,657	58	1,088	91%	$82
East Peoria, Illinois
Par-A-Dice Hotel Casino	1996	26,116	1,000	24	202	88%	$66
Michigan City, Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,766	44	486	77%	$76
Kenner, Louisiana
Treasure Chest Casino	1997	25,000	988	36	N/A	N/A	N/A
Vinton, Louisiana
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,639	—	203	89%	$57
Shreveport, Louisiana
Sam's Town Hotel and Casino	2004	29,285	1,003	25	514	75%	$81

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Peninsula
Dubuque, Iowa
Diamond Jo Dubuque	2012	43,495	987	20	N/A	N/A	N/A
Northwood, Iowa
Diamond Jo Worth	2012	37,957	1,003	24	N/A	N/A	N/A
Opelousas, Louisiana
Evangeline Downs Racetrack and Casino	2012	41,235	1,360	-	N/A	N/A	N/A
Amelia, Louisiana
Amelia Belle Casino	2012	27,484	838	19	N/A	N/A	N/A
Mulvane, Kansas
Kansas Star Casino	2012	71,854	1,749	53	N/A	N/A	N/A
Total of wholly-owned properties		1,083,007	26,710	573	8,624

Borgata
Atlantic City, New Jersey
Borgata Hotel Casino & Spa	2003	160,000	3,026	184	2,767	89%	$133
Total all properties		1,243,007	29,736	757	11,391
N/A = Not Applicable

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties
Our Las Vegas Locals segment consists of six casinos that primarily serve the resident population of the Las Vegas metropolitan area, which was one of the fastest growing areas in the United States prior to the economic downturn. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. The recent recession adversely impacted the growth and economy of Las Vegas, resulting in significant declines in the local housing market and unstable unemployment in the Las Vegas valley, which negatively affected consumer spending. In 2015, the Las Vegas economy strengthened, as reflected in the positive trends in unemployment, construction activity and visitation. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.

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

Eldorado Casino and Jokers Wild Casino
Located in downtown Henderson, the Eldorado Casino ("Eldorado") is approximately 14 miles from the Las Vegas Strip. Jokers Wild Casino ("Jokers Wild") is also located in Henderson. The amenities at each of these properties include a sports book and dining options, as well as gaming, including slots at both properties and table games at Jokers Wild. The principal customers of these properties are Henderson residents.

Downtown Las Vegas Properties
Our three Downtown Las Vegas properties directly compete with 12 casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2015, patrons from Hawaii comprised approximately 64% of the occupied room nights at the Cal, 41% of the occupied room nights at Fremont, and 47% of the occupied room nights at Main Street Station.

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

IP Casino Resort Spa
The IP Casino Resort Spa ("IP") overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of a AAA Four Diamond Award. The property features more than 1,000 hotel rooms and suites; 81,733-square-feet of casino space with 1,657 slot machines and 58 table games; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.

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

Delta Downs Racetrack Casino & Hotel
Delta Downs Racetrack Casino & Hotel ("Delta Downs") is located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play and a 203-room hotel. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, located in Lake Charles, Louisiana, and is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana. In June 2015 we announced a $45 million expansion of Delta Downs that will add a new hotel tower featuring 167 additional guest rooms and suites, a redesign of all 200 existing rooms and of its food and beverage facilities, and expand the special events center. This project is scheduled to be completed by the end of 2016.

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

Diamond Jo Dubuque
Diamond Jo is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. The Diamond Jo is a two-story, approximately 188,000 square foot property that includes 987 slot machines and 20 table games. Additional amenities include a 30-lane bowling center, a 33,000 square foot event center, and two banquet rooms. The property also features five dining outlets, including the Kitchen Buffet, a 190-seat live action buffet, Woodfire Grille, the casino's 118-seat high-end restaurant, Mojo's, a 122-seat sports bar, a deli and a snack shop, as well as three full service bars.

Diamond Jo Worth
The Diamond Jo Worth is a land-based casino situated on a 36-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino currently has 1,003 slot machines, 24 table games and 7 poker tables in operation, as well as a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant, and Woodfire Grille, a 114-seat high-end restaurant. There is a 100-room hotel and a 60-room hotel adjacent to the casino, both of which are owned and operated by third parties. Under an agreement with the third party operator of the 100-room hotel, Diamond Jo Worth has the option to purchase the 100-room hotel from the third party operator.

Evangeline Downs
The Evangeline Downs is a land-based racino located in Louisiana. The racino currently includes a casino with 1,360 slot machines and a 23,000 square foot convention center. The racino features multiple food venues including: The Cajun Buffet, a 300-seat buffet; Café 24/7, an 89-seat restaurant; The Spotted Horse Tavern and Dining Parlor, a 132-seat restaurant and tavern that opened in September 2015; and Fast and Lucy’s Pub, a newly renovated 110-seat restaurant and bar. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 980 horses. The Clubhouse, together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons. In the Clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. There is also a 117-room hotel adjacent to the racino, which is operated by a third party.

Evangeline Downs currently operates three Off Track Betting ("OTB") locations in Henderson, Eunice and St. Martinville, Louisiana. A fourth OTB location in Port Allen, Louisiana, closed in March 2015 and was sold. Each OTB offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of the Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTB's within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Amelia Belle Casino
The Amelia Belle Casino is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks, and includes 838 slot machines and 19 table games. The third deck of the riverboat includes a 140-seat buffet and banquet room.

Kansas Star Casino
Kansas Star serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to the Lottery Gaming Facility Management Contract (the "Kansas Management Contract"). The casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has 1,749 slot machines, 53 table games, 8 poker tables, a 250-seat buffet, a 140-seat steakhouse and a number of other amenities including a deli, noodle bar and casino bars. Kansas Star also has a 162,000 square foot arena designed to host various events, including concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room hotel adjacent to the casino.

Borgata
Borgata Hotel Casino & Spa
Borgata opened in Atlantic City, New Jersey in July 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with seven other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions. Borgata is an upscale destination resort that features a 160,000 square-foot casino with 3,026 slot machines and 184 table games. The property has a total of 2,767 guest rooms and suites comprised of 1,970 guest rooms and suites at Borgata hotel and 797 guest rooms and suites at The Water Club.

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

In November 2013, Borgata launched a real money online gaming website in New Jersey developed under an agreement with bwin. Through the end of December 2015, Borgata achieved a 25.6% share of the online gaming market. Online gaming also provides Borgata with a new distribution channel to deliver its market-leading gaming experience to customers.

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

Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. Some jurisdictions, including Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and may require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 and is herein incorporated by reference.

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

Employees and Labor Relations
At December 31, 2015, we employed approximately 18,243 persons, and had collective bargaining agreements with three unions covering 1,948 employees. Employees at one property are covered by an expired agreement and are continuing to work under the terms of the expired agreement. Negotiations for a first contract will begin in early 2016 for a newly organized bargaining unit.

Corporate Information
We were incorporated in Nevada in June 1988. Our principal executive offices are located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com.

Available Information
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain additional information and guidance by calling the SEC Investor Information Service at 1-800-SEC-0330. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation and Stock Option Committee, and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

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

•	The risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our casino operations.

•	The risk that we or Peninsula may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we or Peninsula do refinance, the terms are not favorable to us or them.

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

•
The risks relating to owning our equity, including price and volume fluctuations of the stock market that may harm the market price of our common stock and the potential of certain of our stockholders owning large interest in our capital stock to significantly influence our affairs;

•	As well as other statements regarding our future operations, financial condition and prospects, and business strategies.

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2015 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, a new property opened in Shreveport, Louisiana, during June 2013, which competes with Sam's Town Shreveport for gaming customers. In December 2014, a new property also opened in Lake Charles, Louisiana, that increased competition with Delta Downs Racetrack Casino & Hotel. In Illinois, the legalization of video lottery terminals in recent years has added more than 22,000 new gaming devices across the state, including nearly 4,000 in the immediate market of the Par-A-Dice Hotel Casino, increasing competition for that property. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

Also, our business may be adversely impacted by the additional gaming and room capacity in states where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.

The possible future expansion of gaming in Wisconsin, if approved, could impact the operating results of the Diamond Jo Dubuque. Further, Kansas Star could, in the future, face competition from the Wichita Greyhound Park, located approximately 30 miles away in Park City, Kansas. While gaming is not currently permitted in Sedgwick County, Kansas (the site of the Wichita Greyhound Park), the Kansas Expanded Lottery Act permits the installation of slot machines at race tracks under certain conditions. If the Kansas legislature authorized a new gaming referendum in Sedgwick County and such referendum was approved, and certain other regulatory conditions were satisfied, the Wichita Greyhound Park could be permitted to install slot machines.

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
The significant economic distress affecting financial institutions during periods of global financial crisis can have far-reaching adverse consequences across many industries, including the gaming industry. A crisis may greatly restrict the availability of capital and cause the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have generally recovered from the most recent financial crisis and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013 and in 2015, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance Boyd Gaming's or Peninsula’s indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. We recorded a non-cash impairment charge of $17.5 million to the Par-A-Dice gaming license in connection with the 2015 annual impairment test. The results of our annual scheduled impairment tests performed in fourth quarter 2014 required us to record non-cash impairment charges of $40.1 million which was comprised of $38.3 million of impairments of gaming licenses in our Midwest and South segment, $1.4 million of gaming licenses in our Peninsula segment, and $0.3 million in Peninsula trademarks. In 2013, $4.1 million of impairments was charged, which were comprised of $3.2 million of impairments of certain trade names acquired in the Peninsula Acquisition and $0.9 million to further impair the Sam’s Town Shreveport gaming license.

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
Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, New Jersey Division of Gaming Enforcement, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in the costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.8 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our off-track betting parlors. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, Amelia Belle has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Kansas Star is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which historically have ranged from $3.0 million to $3.5 million on an annual basis.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Furthermore, the location of Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to any of our other properties.

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

In addition, certain of the properties we operate have been forced to close due to hurricanes, including Treasure Chest and Delta Downs, which have experienced closures for over 40 days on separate occasions in the past. In September 2011, Borgata was closed for three days due to Hurricane Irene. In October and November 2012, Borgata was closed for four days due to Superstorm Sandy.

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

The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, including pandemic health threats, could have a significant adverse effect on our business, financial condition and results of operations. Likewise, adverse economic conditions that affect the global, national or regional economies in which we operate, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2015, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2015. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.Properties
Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2015, some of our hotel casinos and development projects are located on leased property, including:

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

Market Information
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Year Ended December 31, 2015
First Quarter	$14.62	$12.16
Second Quarter	15.40	13.01
Third Quarter	17.99	14.90
Fourth Quarter	21.12	16.82
Year Ended December 31, 2014
First Quarter	$14.39	$9.20
Second Quarter	13.27	10.41
Third Quarter	12.47	9.46
Fourth Quarter	12.82	8.90

On February 22, 2016, the closing sales price of our common stock on the NYSE was $16.68 per share. On that date, we had approximately 734 holders of record of our common stock and our directors and executive officers owned approximately 27% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends
Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of quarterly dividends, and we therefore have not paid any dividends since that date. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our Credit Facilities and our outstanding notes.

Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We have repurchased 1.7 million shares of our common stock under this authorization, and we are authorized to repurchase up to an additional $92.1 million in shares. We are not obligated to repurchase any shares under this program, and no repurchases were made during the year ended December 31, 2015. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases would be funded with existing cash resources and availability under the Boyd Gaming Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our Credit Facility and our outstanding notes.

In the future, we may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Our Definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information

Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to companies in our peer group, which is comprised of Isle of Capri Casinos, Inc., Penn National Gaming, Inc. and Pinnacle Entertainment, Inc. The performance graph assumes that $100 was invested on December 31, 2010 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P Midcap 400 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Boyd Gaming Corporation
S&P Midcap 400
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2011	$70.38	$98.27	$95.13
December 2012	62.64	115.84	126.54
December 2013	106.23	154.64	173.57
December 2014	120.57	169.75	156.65
December 2015	187.45	166.05	209.90
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

	Year Ended December 31,
(In thousands, except per share data)	2015 (a)	2014 (b)	2013 (c)	2012 (d)	2011 (e)
Statement of Operations Data:
Net revenues	$2,199,432	$2,701,319	$2,894,438	$2,482,828	$2,330,844

Operating income (loss)	344,623	251,516	278,301	(850,263)	235,982

Income (loss) from continuing operations before income taxes	40,060	(40,885)	(115,994)	(1,139,235)	(10,400)

Income (loss) from continuing operations, net of tax	47,234	(41,638)	(119,344)	(918,446)	(10,678)

Net income (loss) attributable to Boyd Gaming Corporation	47,234	(53,041)	(80,264)	(908,865)	(3,854)

Income (loss) from continuing operations per common share
Basic	0.42	(0.48)	(0.94)	(10.32)	(0.07)
Diluted	0.42	(0.48)	(0.94)	(10.32)	(0.07)

Balance Sheet Data:
Cash and cash equivalents	$158,821	$145,341	$177,838	$192,545	$178,091
Total assets	4,350,900	4,422,384	5,657,522	6,246,725	5,850,955
Long-term debt, net of current maturities	3,239,799	3,375,098	4,268,723	4,742,385	3,315,127
Total stockholders' equity	508,011	438,087	650,437	467,127	1,374,079

Other Data:
Ratio of earnings to fixed charges (f)	1.1x	—	—	—	—

(a)    2015 includes $18.6 million in pretax, non-cash impairment charges which includes a $17.5 million non-cash impairment charge for a gaming license in our Midwest and South segment; and $40.7 million in pretax loss on early extinguishments and modifications of debt. The Company has accounted for its 50% investment in Borgata by applying the equity method for the year ended December 31, 2015.

(b)    The Company deconsolidated Borgata as of the close of business on September 30, 2014, and is accounting for its investment in Borgata applying the equity method for periods after the deconsolidation. 2014 includes $60.8 million in pretax, non-cash impairment charges, which includes a $12.1 million charge related to the deconsolidation of Borgata, as well as impairment charges of $38.3 million for gaming licenses in our Midwest and South segment, $1.4 million for gaming licenses in our Peninsula segment, $0.3 million in Peninsula trademarks and a $8.7 million charge to write down the value of certain non-operating assets.

(c)    2013 includes $10.4 million in pretax, non-cash impairment charges; and $54.2 million in pretax loss on early extinguishments and modifications of debt. We completed the sale of certain assets and liabilities of the Dania Jai-Alai business on May 22, 2013, and have presented its results as discontinued operations for all periods presented. As a result of the sale of the Echelon site on March 4, 2013, we ceased consolidation of LVE Energy Partners, LLC, as of that date. 2013 also includes a full year of financial results for Peninsula Gaming, which we acquired in November 2012.

(d)    2012 includes $1.05 billion of pretax, non-cash impairment charges, primarily consisting of $993.9 million related to the Echelon development, $39.4 million related to various parcels of undeveloped land and $17.5 million for the write-down of the Sam's Town Shreveport gaming license; $18.7 million of pretax acquisition costs, primarily related to the acquisition of Peninsula Gaming; a $7.7 million pretax gain at Borgata from insurance proceeds related to a September 2007 fire during construction of The Water Club and from business interruption proceeds due to a three-day closure in August 2011 related to Hurricane Irene; and a $7.1 million pretax gain from business interruption proceeds due to the temporary closure of our Tunica property in May 2011 due to flooding. 2012 also includes financial results of Peninsula Gaming from its November 20, 2012, date of acquisition and a full year of the results of the IP, which we acquired in October 2011.

(e)    2011 includes $7.0 million of pretax income related to the forfeited deposits from the buyers on the proposed sale of Dania Jai-Alai, which sale was not completed; $6.4 million of pretax acquisition costs, primarily related to our acquisition of IP; a $5.0 million pretax, non-cash impairment charge to Borgata's trademark; a $4.6 million pretax bargain purchase gain related to the acquisition of IP; and $1.1 million pretax, non-cash impairment charge related to Borgata's investment in an unconsolidated subsidiary. 2011 also includes the financial results of IP from its October 4, 2011, date of acquisition.

(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $43.4 million, $117.1 million, $1.14 billion and $10.8 million for 2014, 2013, 2012 and 2011, respectively.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

EXECUTIVE OVERVIEW
Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975.

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

From March 2010 until September 2014, the equity interest of our joint venture partner in Borgata, MGM Resorts International ("MGM"), was held in a divestiture trust (the "Divestiture Trust"). Upon the transfer of MGM's ownership interest into the Divestiture Trust, we determined that we had control, as defined in the relevant accounting literature, of Borgata and commenced consolidating the business as of that date. After MGM received approval of its application for licensure from the New Jersey Casino Control Commission, on September 30, 2014, the Divestiture Trust was dissolved and MGM reacquired its interest in Borgata and its substantive participation rights in the management of Holding Company. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014. Our income statement and statement of cash flows for the year ended December 31, 2014 include Borgata’s financial results on a full consolidation basis for the nine months ended September 30, 2014, and reflect our accounting for our 50% ownership interest in Borgata by applying the equity method for the remainder of the year. Our income statement and statement of cash flows for the year ended December 31, 2015 reflect our accounting for our 50% ownership interest in Borgata by applying the equity method for the entire year.

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

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible, and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Year Ended December 31,
(In millions)	2015	2014	2013
Net revenues	$2,199.4	$2,701.3	$2,894.4
Operating income	344.6	251.5	278.3
Net income (loss) attributable to Boyd Gaming Corporation	47.2	(53.0)	(80.3)

Net Revenues
Net revenues decreased approximately $501.9 million, or 18.6%, for 2015 as compared to 2014 due to the deconsolidation of Borgata as of September 30, 2014, resulting in a $559.1 million decrease in net revenues compared to the prior year. Offsetting this decrease were increases of $20.8 million and $17.5 million in net revenues in the Midwest and South segment and the Las Vegas Locals segment, respectively. These increases were due primarily to improved slot hold percentage in both segments, as well as an increase in ADR in the Las Vegas Locals segment.

In 2014, net revenues decreased approximately $193.1 million, or 6.7%, for 2014 as compared to 2013 due primarily to the deconsolidation of Borgata as of September 30, 2014, resulting in a $157.1 million decrease in net revenues compared to the prior year. In addition, there were decreases of $32.7 million and $26.4 million in net revenues in the Midwest and South segment and the Peninsula segment, respectively. These decrease were due primarily to a decrease in slot volume in both segments, and, to a lesser extent, a decrease in slot hold percentage in the Midwest and South segment. Partially offsetting the revenue declines was the addition of $20.6 million of revenues, reported during the period prior to its deconsolidation, from Borgata's real-money online gaming website, launched in fourth quarter 2013.

Operating Income
In 2015, our operating income increased $93.1 million from the operating income reported for 2014. The increase is due to a $42.2 million decrease in impairment charges in 2015 compared to in the prior year, as well as the impact of increased net revenues of our wholly-owned properties and controlled operating expenses in all segments.

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

Net Income (Loss) Attributable to Boyd Gaming Corporation
For the year ended December 31, 2015, the net income attributable to Boyd Gaming was $47.2 million, compared with net loss attributable to Boyd Gaming of $53.0 million for the corresponding period of the prior year. The $100.3 million increase is primarily due to increased gaming revenues and improved results at Borgata, partially offset by an increase of $39.2 million of loss on early extinguishments of debt in the current year.

The variations in the net loss attributable to Boyd Gaming Corporation over the 2014 and 2013 reporting periods are also primarily due to the fluctuations in the impairment charges each period. Also contributing to the variations are the impact on the net loss of our income tax provision, and increases in interest expense due to the incremental debt incurred to fund the 2012 acquisition of Peninsula. These items are discussed further below.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 76% of gross revenues for 2015 and 74% of gross revenues in both 2014 and 2013. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2015, 2014, and 2013. Room revenues and other revenues separately contributed less than 10% of gross revenues during each year.

	Year Ended December 31,
(In millions)	2015	2014	2013
REVENUES
Gaming	$1,847.2	$2,307.6	$2,479.0
Food and beverage	307.4	408.2	446.4
Room	163.5	248.2	265.4
Other	124.0	154.2	165.2
Gross revenues	2,442.1	3,118.2	3,356.0
Less promotional allowances	242.7	416.9	461.6
Net revenues	$2,199.4	$2,701.3	$2,894.4

COSTS AND EXPENSES
Gaming	$900.9	$1,087.9	$1,170.8
Food and beverage	168.1	222.4	240.1
Room	41.3	51.9	54.3
Other	80.5	112.2	121.6
Total costs and expenses	$1,190.8	$1,474.4	$1,586.8

MARGINS
Gaming	51.23%	52.86%	52.77%
Food and beverage	45.32%	45.52%	46.21%
Room	74.74%	79.09%	79.54%
Other	35.08%	27.19%	26.39%

For the year ended December 31, 2015, Boyd Gaming recorded the financial results of Borgata by applying the equity method. For the year ended December 31, 2014, Boyd Gaming consolidated the financial results of Borgata for the first nine months of the period, and recorded the results by applying the equity method for the last three months of the year. For the year ended December 31, 2013, Boyd Gaming consolidated the financial results of Borgata.

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. Gross gaming revenues decreased by $460.4 million, or 20.0%, during 2015 as compared to the prior year due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $507.8 million decrease in the Company's consolidated gross gaming revenues. Partially offsetting this decrease were increases in gross gaming revenues in all segments, in particular, $18.1 million and $11.2 million increases in the Midwest and South segment and the Las Vegas Locals segment, respectively, primarily related to increases in slot hold and table game hold percentages. Our overall slot hold and table game hold increased 0.1% and 0.3%, respectively, from 2014 to 2015. Gaming expenses decreased $187.0 million, of which $199.5 million was due to the deconsolidation of Borgata.

In 2014, gross gaming revenues decreased by $171.4 million, or 6.9%, during 2014 as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $143.7 million decrease in the Company's consolidated gross gaming revenues. Additionally, the Midwest and South segment and Peninsula segment experienced decreases of $30.9 million and $26.8 million, respectively, primarily related to 5.09% and 5.91% decreases in slot handle, respectively. Our overall slot handle and slot hold decreased 4.5% and 3.6%, respectively, from 2013 to 2014, while gaming margin remained relatively unchanged.

Food and Beverage
Food and beverage revenues decreased $100.8 million, or 24.7%, during 2015 as compared to 2014 due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $104.8 million decrease in the Company's consolidated food and beverage revenues. Offsetting this decrease were increases of food and beverage revenues of $3.2 million and $1.9 million in the Las Vegas Locals segment and Downtown Las Vegas segment, respectively, related in increases in average guest check. The deconsolidation of Borgata as of September 30, 2014, accounted for $53.7 million of the $54.3 million decrease in food and beverage expense from the prior period.

Food and beverage revenues decreased $38.1 million, or 8.5%, during 2014 as compared to 2013 primarily due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $32.1 million decrease in the Company's consolidated food and beverage revenues. Additionally, food and beverage revenues further decreased due to a 3.1% decrease in the number of food covers, which was partially offset by a 3.3% increase in average guest check. The deconsolidation of Borgata as of September 30, 2014, accounted for $16.6 million of the $17.7 million decrease in food and beverage expense from the prior period.

Room
Room revenues decreased by $84.7 million, or 34.1%, in 2015 compared to 2014 due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $90.8 million decrease in the Company's consolidated room revenues. The decline was offset by a $6.4 million increase in the Las Vegas Locals segment due primarily to an 11.0% average daily rate increase.

Room revenues decreased by $17.1 million, or 6.5%, in 2014 compared to 2013 due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $26.0 million decrease in the Company's consolidated room revenues in the fourth quarter of 2014. The decline was offset by a $7.2 million increase due primarily to a 2.0% hotel occupancy increase in the Midwest and South segment, and a 5.7% and 3.4% increase in ADR in the Las Vegas and Downtown segments, respectively.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased by $30.2 million, or 19.6%, during 2015 as compared to the prior year due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $31.9 million decrease in the Company's consolidated other revenues.

Other revenues decreased by $11.0 million, or 6.7%, during 2014 as compared to the prior year largely due to the deconsolidation of Borgata as of September 30, 2014, which resulted in a $9.0 million decrease in the Company's consolidated other revenues. Other operating margin improved 0.8 percentage points due to our cost containment measures.

Revenues by Reportable Segment
The following table presents our net revenues by Reportable Segment:

	Year Ended December 31,
(In millions)	2015	2014	2013
Net Revenues by Reportable Segment
Las Vegas Locals	$610.1	$592.7	$591.5
Downtown Las Vegas	234.2	224.1	222.7
Midwest and South	852.3	831.5	864.2
Peninsula	502.8	493.9	520.3
Borgata (1)	—	559.1	695.7
Net revenues	$2,199.4	$2,701.3	$2,894.4

(1) The 2014 Borgata Net Revenues only include amounts through September 30, 2014, due to the deconsolidation that occurred on that date.

Las Vegas Locals
Net revenues for our Las Vegas Locals segment in 2015 increased $17.5 million, or 2.9%, compared to the prior year. Gaming revenues increased $11.2 million, or 2.5%, due primarily to an increase in slot hold percentage and table games drop. Increases of 9.2% in room revenues and 3.2% in food and beverage revenues reflect an 11.0% increase in average daily rate and a 5.2% increase in average guest check, respectively.

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

Downtown Las Vegas
Net revenues increased by $9.9 million, or 4.4%, in 2015 as compared to the prior year due to 6.7% and 3.8% increases in gaming and food and beverage revenues, respectively. Gaming revenues increased $9.6 million due to 1.0% and 0.2% increases in table games hold percentage and slot hold percentage, respectively, along with increases in both slot handle and table games drop. The $1.9 million increase in food and beverage revenues reflects a 4.0% increase in average guest check. Room revenues and other revenues remained largely consistent with the prior year.

Net revenues increased by 0.7% in 2014 as compared to the prior year due to 2.5% increases in both room and other revenues. Room revenues increased due to a 3.4% increase in ADR. Other revenue increases were related to amenity offerings at the casinos and revenues generated by the travel agency we operate.

Midwest and South
Net revenues increased $20.8 million, or 2.5%, during 2015 as compared to 2014. This increase was primarily due to an $18.1 million, or 2.4%, increase in gaming revenues coupled with a $2.2 million, or 8.6%, increase in other revenues, and a $4.0 million decrease in promotional allowances. Table games hold percentage and slot hold percentage increased 0.6% and 0.1%, respectively, as compared to prior year. Food revenues decreased $2.2 million, or 2.0%, due primarily to a decrease in food covers. Room revenues remained largely consistent with the prior year.

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

Peninsula
In 2015, net revenues for the Peninsula segment increased $9.0 million, or 1.8%, compared to 2014 due primarily to an $8.5 million, or 1.9%, increase in gaming revenues. Gaming revenue growth was driven by a continuing economic recovery and increase in consumer spending combined with more favorable weather conditions in the respective markets in the first quarter. Food and beverage revenues increased $1.1 million, or 2.9%, from 2014 resulting largely from an 8.0% increase in average guest check not fully offset by an increase in cost per cover.

The decrease in net revenues for the Peninsula segment of $26.5 million, or 5.1%, in 2014 as compared to 2013 reflects a $26.8 million, or 5.5%, decrease in gaming revenues. Slot handle and slot win decreased 5.9% and 6.1%, respectively, as compared to prior year. Over the same period, table game drop and table game win decreased 6.1% and 2.8%, respectively. Food and beverage revenues decreased $1.4 million, or 3.7% from 2013 resulting largely from a decrease in food covers not fully offset by an increase in average guest check.

Borgata
The decrease in Borgata segment net revenues from 2014 to 2015 is a result of the deconsolidation of Borgata as of September 20, 2014. For the year ended December 31, 2015, Boyd Gaming recorded the financial results of Borgata by applying the equity method. For the year ended December 31, 2014, Boyd Gaming consolidated the financial results of Borgata for the first nine months of the period, and recorded the results by applying the equity method for the last three months of the year. For the year ended December 31, 2013, Boyd Gaming consolidated the financial results of Borgata.

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

Other Operating Costs and Expenses
The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2015	2014	2013
Selling, general and administrative	$322.4	$429.5	$490.2
Maintenance and utilities	104.5	156.7	166.4
Depreciation and amortization	207.1	251.0	278.4
Corporate expense	76.9	75.6	63.2
Project development, preopening and writedowns	6.9	14.4	14.6
Impairment of assets	18.6	60.8	10.4
Other operating items, net	0.9	(2.1)	6.0

Selling, General and Administrative
Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of gross revenues, were 13.2%, 13.8% and 14.6% for 2015, 2014 and 2013, respectively. The decreasing margin reflects the deconsolidation of Borgata, which had selling, general and administrative expenses as a percentage of gross revenues of 13.9% for the nine months ended September 30, 2014, and 16.3% for the year ended December 31, 2013, during which periods Boyd Gaming consolidated the financial results of Borgata. Additionally, we continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.3%, 5.0% and 5.0% for 2015, 2014 and 2013, respectively. The decreases between the periods are primarily due to the fact that no major maintenance projects were undertaken in the periods, coupled with cost reductions associated with the Company's energy savings initiatives. Additionally, in periods prior to its deconsolidation as of September 30, 2014, Borgata's maintenance and utilities expenses as a percentage of gross revenues, which were higher than the Company's overall average, were included in the total expense amount.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, was 8.5%, 8.1% and 8.3% for 2015, 2014 and 2013, respectively. In periods prior to its deconsolidation as of September 30, 2014, Borgata's depreciation expense as a percentage of gross revenues, which was lower than the Company's overall average, were included in the total expense amount and resulted in an increased percentage for the Company upon Borgata's deconsolidation.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense remained largely consistent from 2014 to 2015. The levels of corporate expense, as a percentage of gross revenues, for 2015, 2014 and 2013 were 3.2%, 2.4% and 1.9%, respectively. The increase from 2014 to 2015 is primarily a result of the decrease in gross revenues associated with the deconsolidation of Borgata as of September 30, 2014. The increase in 2014 over the prior year is primarily a result of increased legal expenses, insurance costs and share-based compensation expense.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities, including internet gaming, and do not qualify as capital costs; and (iii) asset write-downs.

Impairment of Assets
Impairments of assets of $18.6 million in 2015 include a $17.5 million non-cash impairment charge for a gaming license in our Midwest and South segment and a $1.1 million charge to write down the value of certain non-operating assets.

Impairment of assets in 2014 include a $12.1 million charge due to the deconsolidation of Borgata, non-cash impairment charges of $38.3 million for gaming licenses in our Midwest and South segment, $1.4 million for gaming licenses in our Peninsula segment, $0.3 million in Peninsula trademarks and an $8.7 million charge to write down the value of certain non-operating assets.

During 2013, impairment of assets include a $5.0 million charge to impair Borgata's New Jersey Casino Reinvestment Development Authority ("CRDA")-related deposits, a $3.2 million charge to recognize the impairment of certain trademarks, and a $0.9 million charge for the impairment of the gaming license in our Midwest and South segment.

Other Operating Items, Net
Other operating items, net, in 2015 and in general are comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable. During 2014, other operating costs comprised primarily of insurance recoveries of $2.2 million. During 2013, other operating costs totaled $6.0 million, including a $2.1 million charge at Borgata to adjust self-insurance reserves related to prior periods.

Other Expense (Income)
Interest Expense, net

	Year Ended December 31,
(In millions)	2015	2014	2013
Interest Expense, net
Boyd Gaming Corporation	$151.2	$153.5	$177.8
Peninsula	71.5	74.7	80.7
Borgata (1)		53.3	81.3
Variable interest entity			2.4
	$222.7	$281.5	$342.2

Average Long-Term Debt Balance
Boyd Gaming Corporation	$2,370.6	$2,426.0	$2,529.9
Peninsula	1,045.9	1,119.9	1,179.5
Borgata (1)(2)		794.2	795.9

Weighted Average Interest Rates
Boyd Gaming Corporation	5.2%	5.3%	5.7%
Peninsula	5.6%	5.5%	5.8%
Borgata (1)(2)		8.3%	8.1%

Mix of Debt at Year End
Boyd Gaming Corporation
Fixed rate debt	47.6%	35.6%	34.5%
Variable rate debt	52.4%	64.4%	65.5%
Peninsula
Fixed rate debt	34.6%	32.0%	30.4%
Variable rate debt	65.4%	68.0%	69.6%
Borgata (2)
Fixed rate debt			48.4%
Variable rate debt			51.6%
(1) Amounts reflected for Borgata in 2014 are for the period prior to its deconsolidation.
(2) As a result of the deconsolidation of Borgata we do not include debt balance or interest rate information for 2015, or mix of debt at December 31, 2015 and 2014.

On a consolidated basis, interest expense, net of capitalized interest and interest income, for 2015 decreased $58.8 million, or 20.9%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014. For Boyd Gaming, interest expense, net, decreased $2.3 million, or 1.5%, reflecting a $55.4 million reduction in average long-term borrowing outstanding and a lower average interest rate in 2015. Interest expense, net, for Peninsula for 2015 reflects a $3.3 million, or 4.4%, decrease compared to 2014 due primarily to a $74.0 million reduction in average long-term borrowings outstanding in 2015.

On a consolidated basis, interest expense, net of capitalized interest and interest income, for 2014 decreased $60.7 million, or 17.7%, over the prior year due primarily to the deconsolidation of Borgata as of September 30, 2014. For Boyd Gaming, interest expense decreased $24.3 million, or 13.7%, reflecting the decrease in debt and the lower average interest rate in 2014. Interest expense, net, for Peninsula for 2014 reflects a $6.0 million, or 7.4%, decrease compared to 2013 primarily due to a 30 basis point reduction in our weighted average borrowing rate and a $59.6 million reduction in average long-term borrowings outstanding during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decline in interest expense, net, at Borgata for 2014 versus 2013 is due to the impact its deconsolidation in the fourth quarter of the current year as well as the impact of debt refinancing activities that reduced Borgata's weighted average interest rate in the first nine months of the year.

Loss on Early Extinguishments of Debt
During the year ended December 31, 2015, as a result of the extinguishment of Boyd Gaming's 9.125% Senior Notes due December 2018, the Company incurred $24.0 million in premium and consent fees. Additionally, related to the extinguishment of the HoldCo Note and $204.6 million in optional prepayments of the Term Loans under the Boyd Gaming Credit Facility and Peninsula Credit Facility, the Company recorded a $16.7 million non-cash loss for the write-off of an unamortized discount and deferred financing costs representing the ratable reduction in borrowing capacity.

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

Income Taxes
The effective tax rate on income or loss from continuing operations during 2015, 2014 and 2013 was (17.9%), (1.9%) and (2.9%), respectively. Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit for the years ended December 31, 2015, 2014 and 2013 was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset our net operating loss or other deferred tax assets in determining our valuation allowance. In 2015, the tax benefit was favorably impacted by the partial release of the valuation allowance attributable to income from continuing operations, the federal and state release of unrecognized tax benefits (including associated interest reserves) in connection with our Internal Revenue Service (“IRS”) and New Jersey income tax examinations and impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets. Additionally, the tax provision for the years ended December 31, 2014 and 2013 was adversely impacted by the valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. In 2014, the tax provision was favorably impacted by impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets, tax adjustments related to the deconsolidation of Borgata and, as a result of statute expirations, the realization of certain unrecognized tax benefits, inclusive of the reversal of related accrued interest. In 2013, the tax provision was favorably impacted by the partial resolution of certain proposed adjustments raised in connection with our 2005-2009 IRS examination, principally resulting in the reversal of interest accrued on unrecognized tax benefits.

A full valuation allowance has been recorded against our deferred tax assets as of December 31, 2015 due to uncertainties related to our ability to utilize these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. Based on recent earnings, there is a possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred tax assets within the next 12 months. However, the exact timing will be dependent on the levels of income achieved and management's visibility into future period results. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming and Peninsula, including the levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the subdivisions of our

Company as a "Business" and collectively as the "Businesses". Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs.

The cash balances and working capital deficits of the Businesses at December 31, 2015 and 2014 were as follows:

	December 31,
(In millions)	2015	2014
Cash and cash equivalents balance:
Boyd Gaming Corporation	$129.3	$115.4
Peninsula	29.6	29.9

Working capital deficit:
Boyd Gaming Corporation	$(79.5)	$(88.1)
Peninsula	(17.9)	(22.9)

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2015	2014	2013
Net cash provided by operating activities	$339.8	$322.9	$277.0

Cash Flows from Investing Activities
Capital expenditures	(131.2)	(149.4)	(144.5)
Distribution from unconsolidated subsidiary	—	—	—
Deconsolidation of Borgata	—	(26.9)	—
Proceeds from sale of Echelon, net	—	—	343.8
Cash paid for exercise of LVE Energy Partners, LLC option	—	—	(187.0)
Other investing activities	4.5	(3.7)	7.3
Net cash provided by (used in) investing activities	(126.7)	(180.0)	19.6
Cash Flows from Financing Activities
Net proceeds (payments) of debt	(203.4)	(177.2)	(594.3)
Share-based compensation activities, net	3.7	1.8	13.8
Proceeds from sale of common stock, net	—	—	216.5
Other financing activities	—	—	(2.2)
Net cash provided by (used in) financing activities	(199.7)	(175.4)	(366.2)
Net cash provided by (used in) discontinued operations	—	—	54.6
Net increase (decrease) in cash and cash equivalents	$13.4	$(32.5)	$(15.0)

Cash Flows from Operating Activities
During 2015, 2014 and 2013, we generated net operating cash flow of $339.8 million, $322.9 million and $277.0 million, respectively. Generally, operating cash flows increased $17.0 million in 2015 compared to 2014 due to the flow through effect of higher revenues and a $14.1 million distribution received from our unconsolidated subsidiary, partially offset by the timing of working capital spending. Operating cash flows increase $45.8 million in 2014 compared to 2013 and was favorably impacted by a decrease in cash interest paid of $55.7 million due to a reduction in the weighted average interest rate and long-term debt outstanding (as discussed above).

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2015, we incurred net cash outflows for investing activities of $126.7 million due to our capital expenditures during the period of $131.2 million.

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

In 2015 and 2014, our net cash outflows for financing activities totaled $199.7 million and $175.4 million, respectively, as we used cash generated from operations to extinguish outstanding debt in both years. In 2013, we also used cash generated from an equity offering and asset dispositions to extinguish outstanding debt.

Cash Flows from Discontinued Operations
As a result of the sale of the Dania Jai-Alai business in May 2013, we have presented the results of the Dania Jai-Alai business as discontinued operations through the date of sale. The net cash inflow of $54.6 million in 2013 reflects the net cash received upon the sale of Dania, net of cash used in operations prior to the sale of $2.1 million.

Indebtedness
The balances of long-term debt for each of the Businesses, and the changes in those balances, are as follows:

(In millions)	December 31, 2015	December 31, 2014	Increase/ (Decrease)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,209.7	$1,387.4	$(177.7)
9.125% senior notes due 2018	—	500.0	(500.0)
9.00% senior notes due 2020	350.0	350.0	—
6.875% senior notes due 2023	750.0	—	750.0
HoldCo Note	—	151.8	(151.8)
	2,309.7	2,389.2	(79.5)

Peninsula Segment Debt:
Bank credit facility	662.8	742.4	(79.6)
8.375% senior notes due 2018	350.0	350.0	—
	1,012.8	1,092.4	(79.6)
Total long-term debt	3,322.5	3,481.6	(159.1)

Less current maturities	29.8	29.8	—
Long-term debt, net	$3,292.7	$3,451.8	$(159.1)
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

The blended interest rate for outstanding borrowings under for the Boyd Gaming Credit Facility was 3.8% at December 31, 2015 and 3.7% at December 31, 2014.

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

The outstanding principal amounts under the Boyd Gaming Credit Facility are comprised of the following:

	December 31,
(In millions)	2015	2014
Revolving Credit Facility	$240.0	$300.0
Term A Loan	183.3	221.4
Term B Loan	730.8	840.8
Swing Loan	55.6	25.2
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,209.7	$1,387.4

After consideration of $7.1 million allocated to support various letters of credit, approximately $297.2 million of availability remained under the Boyd Gaming Credit Facility at December 31, 2015.

Senior Notes
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

6.875% Senior Notes due May 2023
Significant Terms
On May 21, 2015, we issued $750 million aggregate principal amount of 6.875% senior notes due May 2023 (the "6.875% Notes"). The 6.875% Notes require semi-annual interest payments on May 15 and November 15 of each year, commencing on November 15, 2015. The 6.875% Notes will mature on May 15, 2023 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The 6.875% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.875% Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.875% Notes at a price equal to 101% of the principal amount of the 6.875% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.875% Notes.

At any time prior to May 15, 2018, we may redeem the 6.875% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to May 15, 2018, we may redeem all or a portion of the 6.875% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 105.156% in 2018 to 100% in 2021 and thereafter, plus accrued and unpaid interest and Additional Interest.

The net proceeds from the issuance of the 6.875% Notes were used to redeem our 9.125% Notes and to reduce outstanding borrowings under our Revolving Credit Facility.

In conjunction with the issuance of the 6.875% Notes, we incurred approximately $13.5 million in debt financing costs that have been deferred and are being amortized over the term of the 6.875% Notes using the effective interest method.

The 6.875% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The 6.875% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies.

9.125% Senior Notes due December 2018
During second quarter 2015 we redeemed all of our 9.125% Senior Notes due December 2018 (the "9.125% Notes") at a redemption price of 104.563% plus accrued and unpaid interest and Additional Interest (as defined in the indenture governing the 9.125% Notes) to the redemption date. The redemption resulted in premium and consent fees paid of $24.0 million and a write-off of unamortized debt financing costs of $4.9 million, all of which were recognized as loss on early extinguishments of debt in our 2015 financial results.

As a result of this redemption, the 9.125% Notes have been fully extinguished.

HoldCo Note
As part of the consideration paid in the November 2012 acquisition of Peninsula, Boyd Acquisition II, LLC ("HoldCo"), an indirect wholly-owned subsidiary of Boyd, issued a promissory note (the "HoldCo Note") to the seller. The principal balance assigned to the HoldCo Note was $143.0 million. At the option of HoldCo, the semi-annual interest on the HoldCo Note could be paid in cash or paid-in-kind and added to the principal balance. In accordance with these terms, $14.8 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note, resulting in a total principal balance of $157.8 million. On November 6, 2015, HoldCo prepaid the HoldCo Note and $5.8 million of related accrued interest. As a result of this redemption, the Company recorded a loss on early extinguishment of debt of $7.9 million during fourth quarter 2015 to write-off the remaining unamortized discount and deferred finance charges.  The redemption was funded with borrowings under the Boyd Gaming Credit Facility.

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

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% at both December 31, 2015 and 2014.

At December 31, 2015, approximately $662.8 million was outstanding under the Peninsula Credit Facility and $5.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $30.0 million.

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

The Peninsula Credit Facility contains certain financial and other covenants, including, without limitation, various covenants requiring the maintenance of: (i) beginning with the fiscal quarter ended March 31, 2013, a maximum consolidated leverage ratio over each 12-month period ending on the last fiscal day of each quarter; (ii) beginning with the fiscal quarter ended March 31, 2013, a minimum consolidated interest coverage ratio of 2.0 to 1.0 as of the end of each calendar quarter; and (iii) a maximum amount of capital expenditures for each fiscal year. Substantially all of Peninsula's net assets were restricted from distribution under the Peninsula Notes and Credit Facility subject to specific amounts allowed for certain investments and other restricted payments as well as payments under a management services agreement between Peninsula and Boyd Acquisition.

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

Covenant Compliance
As of December 31, 2015, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Boyd Gaming	Peninsula Segment	Total
For the year ending December 31,
2016	$21.5	$8.3	$29.8
2017	21.5	654.5	676.0
2018	463.0	350.0	813.0
2019	9.0	—	9.0
2020	1,044.7	—	1,044.7
Thereafter	750.0	—	750.0
Total outstanding principal of long-term debt	$2,309.7	$1,012.8	$3,322.5

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during 2015, 2014 and 2013.

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

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program, and we did not repurchase any shares of our common stock during 2015, 2014 and 2013. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
We anticipate the ability to fund our capital requirements using cash flows from operations and availability under our Boyd and Peninsula credit facilities, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

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

Our estimated total capital expenditures for 2016 are expected to be approximately $192 million, primarily comprised of projects to reposition non-gaming amenities, the hotel expansion project at our Delta Downs property, and various maintenance capital expenditures across our properties. We intend to fund such capital expenditures through our credit facilities and operating cash flows.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations as of December 31, 2015:

	Year Ending December 31,
(In millions)	Total	2016	2017	2018	2019	2020	Thereafter
CONTRACTUAL OBLIGATIONS:
Long Term Debt
Boyd Gaming Debt:
Bank credit facility	$1,209.7	$21.5	$21.5	$463.0	$9.0	$694.7	$—
9.00% senior notes due 2020	350.0	—	—	—	—	350.0	—
6.875% senior notes due 2023	750.0	—	—	—	—	—	750.0
	2,309.7	21.5	21.5	463.0	9.0	1,044.7	750.0

Peninsula Segment Debt:
Bank credit facility	662.8	8.3	654.5	—	—	—	—
8.375% senior notes due 2018	350.0	—	—	350.0	—	—	—
	1,012.8	8.3	654.5	350.0	—	—	—
Total long-term debt	3,322.5	29.8	676.0	813.0	9.0	1,044.7	750.0

Interest on Fixed Rate Debt
Boyd Gaming	520.0	83.1	83.1	83.1	83.1	67.3	120.3
Peninsula	62.2	29.3	29.3	3.6	—	—	—

Interest on Variable Rate Debt (1)
Boyd Gaming Corporation	171.5	45.3	44.5	37.4	28.1	16.2	—
Peninsula	52.4	28.1	24.3	—	—	—	—

Operating Leases	519.4	40.9	44.3	17.2	15.3	13.5	388.2

Purchase Obligations	50.4	17.8	7.6	4.9	2.5	2.3	15.3

TOTAL CONTRACTUAL OBLIGATIONS	$4,698.4	$274.3	$909.1	$959.2	$138.0	$1,144.0	$1,273.8

(1) Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2015. Estimated interest payments for variable-rate debt are based on rates at December 31, 2015.
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

Outstanding Letters of Credit
At December 31, 2015, we had outstanding letters of credit totaling $12.0 million.

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

Recoverability of Long-Lived Assets
Our long-lived assets were carried at $2.2 billion at December 31, 2015, or 51.1% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. Gaming license rights are tested for impairment using a discounted cash flow approach. Trademarks are tested for impairment using the relief-from-royalty method. As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in the valuation of indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment.
Our annual impairment test, performed as of October 1, 2015, resulted in a $17.5 million impairment charge for one of our gaming licenses.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2015. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

Valuation of Goodwill
The authoritative guidance related to goodwill impairment requires goodwill to be tested for impairment at the reporting unit level at least annually. The guidance permits an entity to make a qualitative assessment, referred to as “Step Zero,” of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. If the entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it is not required to perform the two-step test for that reporting unit. The guidance lists certain factors to consider when making this qualitative assessment. In the event that the entity concludes the two-step test is required, Step One of the test is a screen used to identify whether or not goodwill impairment may exist. In Step One, an entity compares the fair value of a reporting unit with its carrying amount. If a reporting unit's carrying amount exceeds its fair value, goodwill impairment may exist. Step Two of the test must then be performed to measure the amount of impairment, if any. In Step Two, an entity compares the implied fair value of goodwill with its carrying amount. An impairment loss is measured by the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill should be determined in the same manner that goodwill is measured in a business combination; that is, an entity must allocate the fair value of a reporting unit to the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.

As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in the performance of the Step One valuations of goodwill for those reporting units that are deemed to have a greater likelihood of impairment. We perform the test as of October 1, using a weighting of two different approaches to determine fair value: (i) the income approach; and (ii) the market approach.

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

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2015, the fair value of our reporting units exceeded their carrying value. At December 31, 2015, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed at December 31, 2015.

Although we satisfied Step One for each reporting unit tested, changes to certain underlying assumptions and variables, many of which are derived from external factors, could greatly impact the results of future tests. We cannot control or influence the impact of these factors from a fair valuation perspective, but they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2015, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $1.5 million.

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

Our balance for uncertain tax benefits as of December 31, 2015 was $2.5 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Boyd Gaming Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$350.0	$750.0	$1,100.0	$1,145.2
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.2%	6.9%	7.4%
Variable-rate	$21.5	$21.5	$463.0	$9.0	$694.7	$—	$1,209.7	$1,202.9
Average interest rate	3.8%	3.8%	3.9%	4.0%	4.0%		3.9%

Peninsula Segment Debt
Long-term debt (including current portion):
Fixed-rate	$—	$—	$350.0	$—	$—	$—	$350.0	$357.0
Average interest rate	8.375%	8.375%	8.375%	—%	—%	—%	8.4%
Variable-rate	$8.3	$654.5	$—	$—	$—	$—	$662.8	$661.1
Average interest rate	4.3%	4.3%	—%	—%	—%	—%	4.3%

As of December 31, 2015, Boyd's and Peninsula's long-term variable-rate borrowings represented approximately 52.4% and 65.4% of total long-term debt, respectively. Based on December 31, 2015 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $12.1 million for Boyd. Based on December 31, 2015 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause the annual interest costs change by approximately $2.5 million for PGL. The impact of a 100 basis point increase in the Eurodollar rate or the base rate is lessened as the current Eurodollar rate at December 31, 2015 is below the established minimum 1.0% rate.

The following table provides other information about our long-term debt:

	December 31, 2015
(In millions)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt
Bank credit facility	$1,209.7	$1,197.3	$1,202.9	Level 2
9.00% senior notes due 2020	350.0	343.0	372.8	Level 1
6.875% senior notes due 2023	750.0	737.0	772.5	Level 1
	2,309.7	2,277.3	2,348.2

Peninsula Segment Debt
Bank credit facility	662.8	648.6	661.1	Level 2
8.375% senior notes due 2018	350.0	343.6	357.0	Level 2
	1,012.8	992.2	1,018.1

Total long-term debt	$3,322.5	$3,269.5	$3,366.3

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about December 31, 2015. The estimated fair value of Peninsula's credit facility is based on a relative value analysis performed on or about December 31, 2015. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of December 31, 2015.

ITEM 8.    Financial Statements and Supplementary Data
The following consolidated financial statements for the three years in the period ended December 31, 2015 are filed as part of this Report:

The accompanying audited consolidated financial statements of Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "we" or "us") have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 25, 2016

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________

	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$158,821	$145,341
Restricted cash	19,030	18,107
Accounts receivable, net	25,289	27,235
Inventories	15,462	15,161
Prepaid expenses and other current assets	37,250	32,944
Income taxes receivable	1,380	1,243
Deferred income taxes and current tax assets	—	1,919
Total current assets	257,232	241,950
Property and equipment, net	2,225,342	2,286,108
Investment in unconsolidated subsidiary	244,621	222,717
Other assets, net	48,341	52,050
Intangible assets, net	890,054	934,249
Goodwill, net	685,310	685,310
Total assets	$4,350,900	$4,422,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$29,750	$29,753
Accounts payable	75,803	85,089
Accrued liabilities	249,518	239,266
Deferred income taxes	—	3,087
Total current liabilities	355,071	357,195
Long-term debt, net of current maturities and debt issuance costs	3,239,799	3,375,098
Deferred income taxes	162,189	142,263
Other long-term tax liabilities	3,085	28,651
Other liabilities	82,745	81,090
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,614,420 and 109,277,060 shares outstanding	1,117	1,093
Additional paid-in capital	945,041	922,112
Retained earnings (accumulated deficit)	(437,881)	(485,115)
Accumulated other comprehensive income (loss)	(316)	(53)
Total Boyd Gaming Corporation stockholders’ equity	507,961	438,037
Noncontrolling interest	50	50
Total stockholders’ equity	508,011	438,087
Total liabilities and stockholders’ equity	$4,350,900	$4,422,384

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Revenues
Gaming	$1,847,167	$2,307,565	$2,478,983
Food and beverage	307,442	408,236	446,367
Room	163,509	248,222	265,371
Other	123,959	154,170	165,190
Gross revenues	2,442,077	3,118,193	3,355,911
Less promotional allowances	242,645	416,874	461,473
Net revenues	2,199,432	2,701,319	2,894,438
Operating costs and expenses
Gaming	900,922	1,087,901	1,170,843
Food and beverage	168,096	222,393	240,081
Room	41,298	51,906	54,338
Other	80,508	112,248	121,600
Selling, general and administrative	322,420	429,529	490,226
Maintenance and utilities	104,548	156,736	166,398
Depreciation and amortization	207,118	251,044	278,413
Corporate expense	76,941	75,626	63,249
Project development, preopening and writedowns	6,907	14,390	14,608
Impairments of assets	18,565	60,780	10,383
Other operating items, net	907	(2,124)	5,998
Total operating costs and expenses	1,928,230	2,460,429	2,616,137
Boyd's share of Borgata's operating income	73,421	10,626	—
Operating income	344,623	251,516	278,301
Other expense (income)
Interest income	(1,858)	(1,879)	(2,147)
Interest expense, net of amounts capitalized	224,590	283,387	344,330
Loss on early extinguishments of debt	40,733	1,536	54,202
Other, net	3,676	48	(2,090)
Boyd's share of Borgata's non-operating items, net	37,422	9,309	—
Total other expense, net	304,563	292,401	394,295
Income (loss) from continuing operations before income taxes	40,060	(40,885)	(115,994)
Income taxes benefit (provision)	7,174	(753)	(3,350)
Income (loss) from continuing operations, net of tax	47,234	(41,638)	(119,344)
Income (loss) from discontinued operations, net of tax	—	—	10,790
Net income (loss)	47,234	(41,638)	(108,554)
Net (income) loss attributable to noncontrolling interest	—	(11,403)	28,290
Net income (loss) attributable to Boyd Gaming Corporation	$47,234	$(53,041)	$(80,264)

Basic net income (loss) per common share
Continuing operations	$0.42	$(0.48)	$(0.94)
Discontinued operations	—	—	0.11
Basic net income (loss) per common share	$0.42	$(0.48)	$(0.83)
Weighted average basic shares outstanding	112,789	109,979	97,243

Diluted net income (loss) per common share
Continuing operations	$0.42	$(0.48)	$(0.94)
Discontinued operations	—	—	0.11
Diluted net income (loss) per common share	$0.42	$(0.48)	$(0.83)
Weighted average diluted shares outstanding	113,676	109,979	97,243
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income (loss)	$47,234	$(41,638)	$(108,554)
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities	(263)	1,464	(555)
Comprehensive income (loss)	46,971	(40,174)	(109,109)
Less: net income (loss) attributable to noncontrolling interest	—	11,403	(28,290)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$46,971	$(51,577)	$(80,819)

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Loss, Net	Interest	Equity
Balances, January 1, 2013	86,871,977	$869	$655,694	$(351,810)	$(962)	$163,336	$467,127
Net income (loss)	—	—	—	(80,264)	—	(28,290)	(108,554)
Comprehensive income attributable to Boyd	—	—	—	—	(555)	—	(555)
Equity offering	18,975,000	190	216,277	—	—	—	216,467
Stock options exercised	1,848,222	18	13,734	—	—	—	13,752
Release of restricted stock units, net of tax	459,803	5	(2,100)	—	—	—	(2,095)
Share-based compensation costs	—	—	18,891	—	—	—	18,891
Other	—	—	—	—	—	45,404	45,404
Balances, December 31, 2013	108,155,002	1,082	902,496	(432,074)	(1,517)	180,450	650,437
Net income (loss)	—	—	—	(53,041)	—	11,403	(41,638)
Comprehensive (income) loss attributable to Boyd	—	—	(640)	—	1,464	—	824
Stock options exercised	562,234	6	4,146	—	—	—	4,152
Release of restricted stock units, net of tax	559,824	5	(2,366)	—	—	—	(2,361)
Share-based compensation costs	—	—	18,476	—	—	—	18,476
Noncontrolling interests contribution	—	—	—	—	—	30	30
Deconsolidation of Borgata	—	—	—	—	—	(191,833)	(191,833)
Balances, December 31, 2014	109,277,060	1,093	922,112	(485,115)	(53)	50	438,087
Net income (loss)	—	—	—	47,234	—	—	47,234
Comprehensive (income) loss attributable to Boyd	—	—	—	—	(263)	—	(263)
Stock options exercised	1,301,789	13	9,794	—	—	—	9,807
Release of restricted stock units, net of tax	553,822	6	(3,678)	—	—	—	(3,672)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	19,264	—	—	—	19,264
Balances, December 31, 2015	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$47,234	$(41,638)	$(108,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on discontinued operations, net of tax	—	—	(10,790)
Depreciation and amortization	207,118	251,044	278,413
Amortization of debt financing costs	17,415	18,698	21,381
Amortization of discounts on debt	3,893	7,346	17,999
Share-based compensation expense	19,264	18,476	18,891
Deferred income taxes	16,306	1,488	2,986
Non-cash impairment of assets	18,565	60,780	11,636
Distribution from unconsolidated subsidiary	14,095	—	—
Loss on early extinguishments of debt	40,733	1,536	54,202
Boyd's share of Borgata's net income	(35,999)	(1,317)	—
Other operating activities	2,145	566	2,424
Changes in operating assets and liabilities:
Restricted cash	(923)	(3,243)	2,214
Accounts receivable, net	1,971	2,373	(10,596)
Inventories	(301)	226	(1,181)
Prepaid expenses and other current assets	(4,275)	(13,388)	6,245
Current other tax asset	1,802	3,685	2,171
Income taxes receivable	(137)	(109)	1,076
Other assets, net	922	(1,314)	21,559
Accounts payable and accrued liabilities	13,207	24,214	(31,321)
Other long-term tax liabilities	(25,566)	(3,898)	(4,011)
Other liabilities	2,377	(2,666)	2,291
Net cash provided by operating activities	339,846	322,859	277,035
Cash Flows from Investing Activities
Capital expenditures	(131,170)	(149,374)	(144,520)
Deconsolidation of Borgata	—	(26,891)	—
Proceeds from sale of Echelon, net	—	—	343,750
Cash paid for exercise of LVE option	—	—	(187,000)
Proceeds from sale of other assets, net	—	—	4,875
Other investing activities	4,528	(3,715)	2,473
Net cash provided by (used in) investing activities	(126,642)	(179,980)	19,578

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
_____________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2015	2014	2013

Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	1,033,500	830,400	2,920,675
Payments under Boyd Gaming bank credit facility	(1,211,200)	(910,700)	(2,927,800)
Borrowings under Peninsula bank credit facility	345,500	317,400	354,700
Payments under Peninsula bank credit facility	(425,150)	(377,150)	(406,950)
Borrowings under Borgata bank credit facility	—	410,900	444,500
Payments under Borgata bank credit facility	—	(444,900)	(424,600)
Proceeds from issuance of senior notes, net	750,000	—	—
Debt financing costs, net	(14,004)	(288)	(44,752)
Payments on retirements of long-term debt	(657,813)	(2,850)	(875,487)
Premium and consent fees paid	(24,246)	—	—
Payments under note payable	—	(9)	(10,820)
Net proceeds from issuance of term loan	—	—	376,200
Share-based compensation activities, net	3,689	1,791	13,752
Proceeds from sale of common stock, net	—	—	216,467
Other financing activities	—	30	(2,095)
Net cash provided by (used in) financing activities	(199,724)	(175,376)	(366,210)

Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	(2,144)
Cash flows from investing activities	—	—	56,751
Cash flows from financing activities	—	—	—
Net cash provided by discontinued operations	—	—	54,607
Change in cash and cash equivalents	13,480	(32,497)	(14,990)
Cash and cash equivalents, beginning of period	145,341	177,838	192,545
Change in cash classified as discontinued operations	—	—	283
Cash and cash equivalents, end of period	$158,821	$145,341	$177,838

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$178,433	$263,935	$319,620
Cash paid (received) for income taxes, net of refunds	(1,159)	226	(6,398)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$7,235	$16,902	$11,511

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Beginning balance, January 1,	$1,971	$23,908	$25,693
Additions	361	2,058	2,868
Deductions	(245)	(4,182)	(4,653)
Deconsolidation of Borgata on September 30, 2014	—	(19,813)	—
Ending balance	$2,087	$1,971	$23,908

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $1.4 million and $1.1 million, respectively.

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

Investment in Available for Sale Securities
Peninsula has an investment in $21.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2015 and 2014 was $17.8 million and $18.4 million, respectively. At both December 31, 2015 and 2014, $0.4 million is included in prepaid expenses and other current assets, and $17.4 million and $18.0 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2016	$410
2017	440
2018	475
2019	510
2020	550
Thereafter	18,985
Total	$21,370

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

Player Loyalty Point Program
We have established promotional programs to encourage repeat business from frequent and active slot machine customers and other patrons. Members earn points based on gaming activity and such points can be redeemed for complimentary slot play, food and beverage, and other free goods and services. We record points redeemed for complimentary slot play as a reduction to gaming revenue and points redeemed for food and beverage and other free goods and services as promotional allowances. The accrual for unredeemed points is based on estimates and assumptions regarding the redemption mix of complimentary slot play, food and beverage, and other free goods and services and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals. The player loyalty point program accrual is included in accrued liabilities on our consolidated balance sheets.

Long-Term Debt, Net
Long-term debt, net is reported as the outstanding debt amount net of amortized cost. Any unamortized debt issuance costs, which include legal and other direct costs related to the issuance of our outstanding debt, or discount granted to the initial purchasers or lenders upon issuance of our debt instruments is recorded as a direct reduction to the face amount of our outstanding debt (see further discussion under Recently Issued Accounting Pronouncements - Accounting Standards Update 2015-03). The debt issuance costs and discount are accreted to interest expense using the effective interest method over the contractual term of the underlying debt. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt issuance costs and discount and record a loss on extinguishment of debt.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2015	2014	2013
Beginning balance	$33,004	$44,073	$38,663
Additions
Charged to costs and expenses	80,311	95,269	110,683
Payments made	(83,247)	(93,168)	(105,273)
Deconsolidation of Borgata	—	(13,170)	—
Ending balance	$30,068	$33,004	$44,073

Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2015, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

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

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Rooms	$77,177	$132,231	$147,305
Food and beverage	150,598	190,632	207,072
Other	14,870	94,011	107,096
Total promotional allowances	$242,645	$416,874	$461,473

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Rooms	$35,605	$53,167	$58,960
Food and beverage	133,717	168,626	181,689
Other	12,290	20,238	22,667
Total cost of promotional allowances	$181,612	$242,031	$263,316

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $332.1 million, $370.0 million and $393.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $33.4 million, $50.5 million and $44.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred and do not qualify as capital costs; and (iii) asset write-downs.

The following reconciles our project development, preopening and writedowns expenses to provide the amounts incurred, net of the amounts eliminated upon the consolidation of LVE prior to the deconsolidation of the entity due to the sale of Echelon:

Year Ended
(In thousands)	December 31, 2013
Project development, preopening and writedown expense:
Amounts incurred by Boyd Gaming Corporation	$16,541
Amounts eliminated upon consolidation of LVE	(1,933)
Amounts reported in our consolidated statements of operations	$14,608

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards:

	Year Ended December 31,
	2015	2014	2013
Expected stock price volatility	49.06%	54.14%	73.75%
Annual dividend rate	—	—	—
Risk-free interest rate	1.59%	1.64%	1.40%
Expected option life (in years)	5.3	5.4	5.3
Estimated fair value per share	$9.06	$5.70	$6.09

Net Income (loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Due to the net losses for the years ended December 31, 2014 and 2013, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Potential dilutive effect	913.9	955.6

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

Reclassifications
Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications relate to debt issuance costs being recorded as a direct deduction from the carrying amount of the related debt liability (see further discussion under Recently Issued Accounting Pronouncements - Accounting Standards Update 2015-03). This reclassification reduced our total assets and total liabilities as previously reported in our consolidated balance sheet for December 31, 2014, by $56.5 million. In addition, asset transactions costs that were previously disaggregated in our consolidated statements of operations for the years ended December 31, 2014 and 2013 were accumulated with preopening expenses. This reclassification had no effect on our retained earnings or net loss as previously reported.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes ("Update 2015-17")
In November 2015, the FASB issued Update 2015-17 which requires that deferred tax assets and liabilities be presented in the balance sheet as noncurrent. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this change in accounting principle during the fourth quarter 2015 prospectively to all deferred tax liabilities and assets, including any related valuation allowance. The deferred tax liabilities and assets in prior periods were not retrospectively adjusted. The Company determined that the impact of the new standard on its consolidated financial statements was not material.

Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("Update 2015-16")
In September 2015, the FASB issued Update 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Update 2015-16 further requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The impact of the new standard will depend on any future events whereby we have any business combinations and any adjustments to the provisional amounts identified during the measurement period are recorded.

Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("Update 2015-15")
In August 2015, the FASB issued Update 2015-15, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to line-of-credit arrangements can either be recorded as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, or can be recorded as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has elected to record debt issuance costs related to line-of-credit arrangements as a direct deduction from the carrying amount of the related debt liability, consistent with the treatment of all other debt issuance costs with the adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“Update 2015-03”) in the fourth quarter 2015 . See further discussion under Update 2015-03 of the impact of the adoption of Update 2015-15 and Update 2015-03 below.

Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14")
In August 2015, the FASB issued Update 2015-14, which defers the implementation of Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09") for one year from the initial effective date. The initial effective date of Update 2014-09 was for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. Update 2015-14 extends the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of Update 2015-14 and 2014-09 to the consolidated financial statements.

Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory ("Update 2015-11")
In July 2015, the FASB issued Update 2015-11, which provides guidance on inventory measurement. Inventory, excluding inventory that is measured using last-in, first-out or the retail inventory method, should be measured at the lower of cost and net realizable value. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2015-08, Business Combinations ("Update 2015-08")
In May 2015, the FASB issued Update 2015-08, which provides updates to guidance related to pushdown accounting and is effective immediately. The impact of the new standard will depend on any future events whereby we obtain control of an entity and elect to apply pushdown accounting.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Accounting Standards Update 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement ("Update 2015-05")
In April 2015, the FASB issued Update 2015-05, which provides guidance on a customer's accounting for cloud computing costs. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03")
In April 2015, the FASB issued Update 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The Company adopted Update 2015-03, including the election under Update 2015-15, in the fourth quarter 2015 and as a result has reclassified debt financing costs, net of $56.5 million as of December 31, 2014 from an asset to a reduction of long-term debt, net of current maturities and debt issuance costs on the consolidated balance sheet. See additional disclosure of such amounts in Note 8, Long-Term Debt.

Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("Update 2015-02")
In February 2015, the FASB issued Update 2015-02, which amends the consolidation requirements in Accounting Standards Codification 810 and changes the consolidation analysis required under GAAP. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("Update 2015-01")
In January 2015, the FASB issued Update 2015-01, which eliminated from GAAP the concept of an extraordinary item. An extraordinary item is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under Update 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("Update 2014-15")
In August 2014, the FASB issued Update 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09")
In May 2014, the FASB issued Update 2014-09, which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective, as amended in Updated 2015-14, for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is evaluating the impact of the adoption of Update 2014-09 to the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 2.    ACQUISITIONS AND DIVESTITURES
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

Summarized balance sheet and results of operations information for periods subsequent to the deconsolidation of Borgata on September 30, 2014 is as follows:

Balance Sheet Information	December 31,
(In thousands)	2015	2014
Current assets	$97,935	$100,297
Property and other long-term assets, net	1,149,337	1,196,339
Current liabilities	117,452	122,150
Long-term debt and other liabilities	687,307	762,609
Equity	455,685	411,877

Results of Operations Information	Twelve Months Ended	Three Months Ended
(In thousands)	December 31, 2015	December 31, 2014
Net revenues	$804,166	$179,147
Operating expenses	657,324	157,896
Operating income	146,842	21,251
Interest expense	59,681	17,431
Loss on early extinguishments of debt	18,895	740
State income tax expense (benefit)	(3,731)	446
Net income	$71,997	$2,634

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2015	2014
Land	$229,857	$229,684
Buildings and improvements	2,539,578	2,534,618
Furniture and equipment	1,152,277	1,079,878
Riverboats and barges	238,743	239,669
Construction in progress	42,497	35,675
Other	7,404	11,502
Total property and equipment	4,210,356	4,131,026
Less accumulated depreciation	1,985,014	1,844,918
Property and equipment, net	$2,225,342	$2,286,108

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated. Other property and equipment relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $179.9 million, $218.6 million and $232.0 million, respectively.

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	1.9 years	$136,300	$(109,994)	$—	$26,306
Favorable lease rates	32.4 years	45,370	(11,997)	—	33,373
Development agreement	—	21,373	—	—	21,373
		203,043	(121,991)	—	81,052

Indefinite lived intangible assets:
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, December 31, 2015		$1,205,879	$(155,951)	$(159,874)	$890,054

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

Development Agreement
Development agreement is an acquired contract with a Native American tribe (the "Tribe") under which the Company has the right to assist the Tribe in the development and management of a gaming facility on the Tribe's land. This asset although amortizable, is not amortized until development is completed, which at December 31, 2015 remains indeterminate. In the interim, this asset is subject to periodic impairment reviews.

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
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

Activity for the Years Ended December 31, 2015, 2014 and 2013
The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Non-competition Agreement	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2013	$130,941	$2,846	$36,503	$21,373	$186,800	$741,175	$1,119,638
Additions	—	—	—	—	4,687	—	4,687
Impairments	—	—	—	—	(3,200)	(900)	(4,100)
Amortization	(45,674)	(2,846)	(1,045)	—	—	—	(49,565)
Balance, December 31, 2013	85,267	—	35,458	21,373	188,287	740,275	1,070,660
Additions	—	—	—	—	14	—	14
Impairments	—	—	—	—	(300)	(39,772)	(40,072)
Amortization	(33,309)	—	(1,044)	—	—	—	(34,353)
Other	—	—	—	—	(62,000)	—	(62,000)
Balance, December 31, 2014	51,958	—	34,414	21,373	126,001	700,503	934,249
Additions	—	—	—	—	—	—	—
Impairments	—	—	—	—	—	(17,502)	(17,502)
Amortization	(25,652)	—	(1,041)	—	—	—	(26,693)
Balance, December 31, 2015	$26,306	$—	$33,373	$21,373	$126,001	$683,001	$890,054

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

Future Amortization
Customer relationships are being amortized on an accelerated basis over an approximate remaining two-year period. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.8 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Favorable Lease Rates	Total
For the year ending December 31,
2016	$14,870	$1,043	$15,913
2017	11,436	1,043	12,479
2018	—	1,043	1,043
2019	—	1,043	1,043
2020	—	1,043	1,043
Thereafter	—	28,158	28,158
Total future amortization	$26,306	$33,373	$59,679

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations
As a result of our annual impairment testing in the fourth quarter of 2015, we recognized a non-cash impairment charges of $17.5 million of a gaming license in our Midwest and South segment. This amount is included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2015.

During the year ended 2014, we recognized a non-cash impairment charges of $38.3 million of gaming licenses in our Midwest and South segment, $1.4 million of gaming licenses in our Peninsula segment, and $0.3 million in Peninsula trademarks. During the year ended 2013, we recognized a non-cash impairment charges of $3.2 million in Peninsula trademarks and $0.9 million in gaming license rights at our Sam's Town Shreveport location.

NOTE 6.     GOODWILL
Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$378,192	$—	$(165,479)	$212,713
Downtown Las Vegas	6,997	(6,134)	—	863
Peninsula	471,734	—	—	471,734
Balance, December 31, 2015	$856,923	$(6,134)	$(165,479)	$685,310

Changes in Goodwill
During fourth quarter of 2013, the purchase price allocation for our November 2012 purchase of Peninsula Gaming, LLC, was finalized and resulted in a decrease to goodwill in an amount equal to the purchase price reduction of $9.6 million. There were no other changes to goodwill during the three year period ended December 31, 2015.

NOTE 7.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2015	2014
Payroll and related expenses	$71,815	$69,672
Interest	35,337	33,985
Gaming liabilities	37,496	35,698
Player loyalty program liabilities	18,491	19,058
Accrued liabilities	86,379	80,853
Total accrued liabilities	$249,518	$239,266

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

NOTE 8.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs consists of the following:

		December 31, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2015	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.75%	$1,209,725	$(2,702)	$(9,746)	$1,197,277
9.00% senior notes due 2020	9.00%	350,000	—	(7,044)	$342,956
6.875% senior notes due 2023	6.88%	750,000	—	(12,934)	$737,066
		2,309,725	(2,702)	(29,724)	2,277,299

Peninsula Segment Debt:
Bank credit facility	4.25%	662,750	—	(14,143)	648,607
8.375% senior notes due 2018	8.38%	350,000	—	(6,357)	343,643
		1,012,750	—	(20,500)	992,250
Total long-term debt		3,322,475	(2,702)	(50,224)	3,269,549
Less current maturities		29,750	—	—	29,750
Long-term debt, net		$3,292,725	$(2,702)	$(50,224)	$3,239,799

		December 31, 2014
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2014	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.66%	$1,387,425	$(3,589)	$(14,660)	$1,369,176
9.125% senior notes due 2018	9.13%	500,000	—	(12,235)	487,765
9.00% senior notes due 2020	9.00%	350,000	—	(1,926)	348,074
HoldCo Note	8.00%	151,740	(11,743)	(29)	139,968
		2,389,165	(15,332)	(28,850)	2,344,983

Peninsula Segment Debt:
Bank credit facility	4.25%	742,400	—	(23,593)	718,807
8.375% senior notes due 2018	8.38%	350,000	—	(8,942)	341,058
Other	various	3	—	—	3
		1,092,403	—	(32,535)	1,059,868
Total long-term debt		3,481,568	(15,332)	(61,385)	3,404,851
Less current maturities		29,753	—	—	29,753
Long-term debt, net		$3,451,815	$(15,332)	$(61,385)	$3,375,098
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

The Boyd Gaming Credit Facility provides for: (i) a $600.0 million senior secured revolving credit facility including a $100.0 million swing loan sublimit (the "Revolving Credit Facility"); (ii) a $250.0 million senior secured term A loan (the "Term A Loan"); and (iii) a $900.0 million senior secured term B loan (the "Term B Loan"). The Revolving Credit Facility and Term A Loan mature

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

Amounts Outstanding
The outstanding principal amounts under the Boyd Gaming Credit Facility are comprised of the following:

	December 31,
(In thousands)	2015	2014
Revolving Credit Facility	$240,000	$300,000
Term A Loan	183,275	221,375
Term B Loan	730,750	840,750
Swing Loan	55,700	25,300
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$1,209,725	$1,387,425

At December 31, 2015 approximately $1.2 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $297.2 million.

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

Optional and Mandatory Prepayments
Amounts outstanding under the Boyd Gaming Credit Facility may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions. The Boyd Gaming Credit Facility requires that the Company prepay the loans with proceeds of certain asset sales and issuances of certain additional secured indebtedness. In addition, it requires fixed quarterly amortization of principal equal to 1.25% for Term Loan A and 0.25% for Term

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Loan B of the original aggregate principal amount of the respective Term Loan, and requires that the Company use a portion of its annual excess cash flow as defined in the agreement to prepay the loans.

During the year ended December 31, 2015, the Company paid $21.5 million in mandatory principal payments and $126.6 million in optional principal prepayments. During the year ended December 31, 2014, the Company paid $21.5 million in mandatory principal payments and $61.0 million in optional principal prepayments. None of these payments were subject to any prepayment premium.

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

Senior Notes
9.00% Senior Notes due July 2020
Significant Terms
On June 8, 2012, we issued $350 million aggregate principal amount of 9.00% senior notes due July 2020 (the "9.00% Notes"). The 9.00% Notes require semiannual interest payments on January 1 and July 1 of each year, commencing on January 1, 2013. The 9.00% Notes will mature on July 1, 2020 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The 9.00% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restrictive subsidiaries (as defined in the indenture governing the notes) to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change in control (as defined in the indenture governing the notes), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the 9.00% Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to purchase the notes.

At any time prior to July 1, 2016, we may redeem the 9.00% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding, the applicable redemption date, plus a make whole premium. Subsequent to July 1, 2016, we may redeem all or a portion of the 9.00% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.50% in 2016 to 100% in 2018 and thereafter, plus accrued and unpaid interest.

Senior Notes
6.875% Senior Notes due May 2023
Significant Terms
On May 21, 2015, we issued $750 million aggregate principal amount of 6.875% senior notes due May 2023 (the "6.875% Notes"). The 6.875% Notes require semi-annual interest payments on May 15 and November 15 of each year, commencing on November 15, 2015. The 6.875% Notes will mature on May 15, 2023 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The 6.875% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.875% Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.875% Notes at a price equal to 101% of the principal amount of the 6.875% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.875% Notes.

At any time prior to May 15, 2018, we may redeem the 6.875% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to May 15, 2018, we may redeem all or a portion of the 6.875% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 105.156% in 2018 to 100% in 2021 and thereafter, plus accrued and unpaid interest and Additional Interest.

Debt Financing Costs
In conjunction with the issuance of the 6.875% Notes, we incurred approximately $14.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.875% Notes using the effective interest method.

Senior Notes
9.125% Senior Notes due December 2018
During second quarter 2015 we redeemed all of our 9.125% Senior Notes due December 2018 (the "9.125% Notes") at a redemption price of 104.563% plus accrued and unpaid interest and Additional Interest (as defined in the indenture governing the 9.125% Notes) to the redemption date. The redemption resulted in premium and consent fees paid of $24.0 million and a write-off of unamortized debt financing costs of $4.9 million, all of which were recognized as loss on early extinguishments of debt in our second quarter 2015 financial results.

As a result of this redemption, the 9.125% Notes have been fully extinguished.

HoldCo Note
As part of the consideration paid in the acquisition of Peninsula, Boyd Acquisition II, LLC ("HoldCo") issued a promissory note to the seller (the "HoldCo Note"). The principal balance assigned to the HoldCo Note, after purchase accounting period adjustments,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

was $143.0 million. The HoldCo Note provided for interest at a per annum rate equal to: (i) from the issue date to, but excluding the first anniversary of the issue date, zero percent; (ii) from the first anniversary of the issue date to but excluding the second anniversary of the issue date, six percent; (iii) from the second anniversary of the issue date to but excluding the third anniversary of the issue date, eight percent; and (iv) from and after the third anniversary of the issue date, ten percent. At the option of HoldCo, interest could be paid in cash or paid-in-kind. Accrued but unpaid interest was added to the principal balance of the HoldCo Note semi-annually. In accordance with its terms, $6.1 million and $8.7 million of accrued and unpaid interest was added to the principal balance of the HoldCo Note during 2015 and 2014, respectively.

HoldCo could prepay the obligations under the HoldCo Note at any time, in whole or in part, without premium or penalty. On November 6, 2015, HoldCo prepaid the HoldCo Note's principal balance of $157.8 million and $5.8 million of related accrued interest. As a result of this redemption, the Company recorded a loss on early extinguishment of debt of $7.9 million during fourth quarter 2015 to write-off the remaining unamortized discount and deferred finance charges.  The redemption was funded with borrowings under the Boyd Gaming Credit Facility.

Peninsula Segment Debt
Peninsula Credit Facility
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

First Amendment to the Peninsula Credit Agreement
On May 1, 2013, Peninsula entered into the First Amendment to the Peninsula Credit Agreement (the "Peninsula Amendment"), among Peninsula, certain financial institutions and Bank of America, N.A. ("Bank of America"), as administrative agent (in such capacity, "Administrative Agent") for the lenders. The Peninsula Amendment amends certain terms of the Peninsula Credit Agreement.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Amounts Outstanding
The outstanding principal amounts under the Peninsula Credit Facility are comprised of the following:

	December 31,
(In thousands)	2015	2014
Term Loan	$647,750	$734,000
Revolving Facility	9,000	2,000
Swing Loan	6,000	6,400
Total outstanding principal amounts under the Peninsula Credit Facility	$662,750	$742,400

At December 31, 2015, approximately $662.8 million was outstanding under the Peninsula Credit Facility and $5.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $30.0 million.

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

Optional and Mandatory Prepayments
The Peninsula Credit Facility requires that the Company prepay the loans with proceeds of any significant asset sale or event of loss. In addition, the Peninsula Credit Facility requires fixed quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Peninsula Term Loan beginning March 31, 2013 and requires that the Company use a portion of its annual excess cash flow to prepay the loans. The Peninsula Revolver can be terminated without premium or penalty, upon payment of the outstanding amounts owed with respect thereto. The Peninsula Term Loan can be prepaid without premium or penalty, except that a 1.0% premium would have been payable in connection with prepayments of the Peninsula Term Loan during the period of six calendar months after the effective date of the Peninsula Amendment through the issuance of indebtedness having a lower interest rate than the interest rate payable in respect of the Peninsula Term Loan.

During the years ended December 31, 2015 and 2014, the Company paid $8.3 million each year in mandatory principal payments and $78.0 million and $42.5 million, respectively, in optional principal prepayments. None of these payments were subject to any prepayment premium.

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

Financial and Other Covenants
The Peninsula Credit Facility contains customary affirmative and negative covenants which, subject to certain exceptions, restrict or limit Peninsula’s ability and the ability of its restricted subsidiaries (as defined in the Peninsula Credit Agreement), to, among other things: (i) create liens on certain assets; (ii) make certain investments or dispositions; (iii) incur additional debt; (iv) consolidate or merge; (v) enter into certain transactions with affiliates; (vi) engage in any business substantially different from that in which they were engaged at the closing date of the Peninsula Credit Agreement; and (vii) make restricted payments, other than those allowed by the Peninsula Credit Agreement ("Restricted Payments"). Restricted Payments primarily include: (i) dividends and distributions to the Company; (ii) the Tax Amount (as defined in the Peninsula Credit Agreement), so long as Peninsula remains a pass-through entity for United States federal income tax purposes; and (iii) cash dividends to the extent no event of default would

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

As a result of optional prepayments made during the years ended December 31, 2015, 2014 and 2013, we wrote-off $2.1 million, $1.5 million and $1.3 million, respectively, in deferred debt financing costs representing the pro-rated reduction in borrowing capacity.

Current Maturities of Our Indebtedness
We classified certain non-extending balances under the Peninsula Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Peninsula Senior Notes
8.375% Senior Notes due February 2018
Significant Terms
On August 16, 2012, we closed an offering of $350 million aggregate principal amount of 8.375% senior notes due February 2018 (the "8.375% Notes") by Merger Sub and Boyd Acquisition Finance Corp. ("Boyd Finance Co.," and together with Merger Sub, the "Issuers"), a direct wholly owned subsidiary of Merger Sub. The 8.375% Notes were issued pursuant to an Indenture dated August 16, 2012 (the "Indenture") by and among the Issuers, and U.S. Bank National Association, as trustee (the "Trustee"). The

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

consummation of the acquisition of Peninsula occurred on November 20, 2012, at which time, Peninsula and Peninsula Gaming Corporation assumed the obligations of the Merger Sub and Boyd Finance Co. and became the Issuers under the Indenture. The Indenture provides that the 8.375% Notes bear interest at a rate of 8.375% per annum. The Notes mature on February 15, 2018.

Prior to the consummation of the acquisition, the 8.375% Notes were not guaranteed. Upon the consummation of the acquisition, the 8.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by Peninsula's subsidiaries (other than PGP). The8.375% Notes contain certain restrictive covenants that, subject to exceptions and qualifications limit Peninsula’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, among other things, (i) incur additional indebtedness or liens, (ii) consolidate or merge, and (iii) pay dividends or make distributions which would cause default, violate covenant ratios or exceed certain calculated amounts. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the notes at a price equal to 101% of the principal amount of the 8.375% Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required, under certain circumstances, to offer to purchase the 8.375% Notes.

Subsequent to August 15, 2015, Peninsula may redeem all or a portion of the 8.375% Notes at redemption prices (expressed as percentages of the principal amount) of 104.188% through August 14, 2016 and at a redemption price of 100% beginning August 15, 2016 and thereafter, plus accrued and unpaid interest. In addition, upon the occurrence of a change of control (as defined in the Indenture), Peninsula will be required, unless certain conditions are met, to offer to repurchase the 8.375% Notes at a price equal to 101% of the principal amount of the 8.375% Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. If Peninsula sells assets or experiences an event of loss, they will be required under certain circumstances to offer to purchase the Notes.

The 8.375% Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, (the "Securities Act") and will be offered only to: (i) qualified institutional buyers as defined in Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.

Debt Financing Costs
In conjunction with the issuance of the 8.375% Notes, we incurred approximately $14.2 million in debt financing costs that have been deferred and are being amortized over the term of the 8.375% Notes using the effective interest method.

Covenant Compliance
As of December 31, 2015, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At December 31, 2015, the available borrowing capacity under these credit facilities was $297.2 million at Boyd Gaming Corporation and $30.0 million at Peninsula.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In thousands)	Boyd Gaming	Peninsula Segment	Total
For the year ending December 31,
2016	$21,500	$8,250	$29,750
2017	21,500	654,500	676,000
2018	462,975	350,000	812,975
2019	9,000	—	9,000
2020	1,044,750	—	1,044,750
Thereafter	750,000	—	750,000
Total outstanding principal of long-term debt	$2,309,725	$1,012,750	$3,322,475

NOTE 9.    INCOME TAXES
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2015	2014
Current deferred tax liability	$—	$3,087
Non-current deferred tax liability	162,189	142,263
Current deferred tax asset	—	(117)
Net deferred tax liability	$162,189	$145,233

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets
Federal net operating loss carryforwards	$308,738	$312,113
State net operating loss carryforwards	47,711	41,395
Share-based compensation	32,524	35,122
Other	43,936	42,554
Gross deferred tax assets	432,909	431,184
Valuation allowance	(247,761)	(261,962)
Deferred tax assets, net of valuation allowance	185,148	169,222

Deferred tax liabilities
Difference between book and tax basis of intangible assets	216,655	202,089
Difference between book and tax basis of property	105,732	86,280
State tax liability, net of federal benefit	13,428	11,980
Other	11,522	14,106
Gross deferred tax liabilities	347,337	314,455
Deferred tax liabilities, net	$162,189	$145,233

At December 31, 2015, we have unused federal general business tax credits of approximately $10.7 million which may be carried forward or used until expiration beginning in 2030 and alternative minimum tax credits of $1.1 million which may be carried forward indefinitely. We have a federal income tax net operating loss of approximately $912.7 million, which may be carried forward or used until expiration beginning in 2031. We also have state income tax net operating loss carryforwards of approximately $653.5 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2016 to 2034, if not fully utilized.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $14.9 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Valuation Allowance on Deferred Tax Assets
Management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In evaluating our ability to recover deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year periods ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, we concluded that it was more likely than not that the benefit from certain deferred tax assets would not be realized. As a result of our analysis, a valuation allowance of $200.5 million has been recorded on our federal income tax net operating loss carryforwards and certain other deferred tax assets at December 31, 2015. The amount of the deferred tax assets at December 31, 2015 considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for profitable growth. A valuation allowance in the amount of $47.3 million has also been recorded on a material portion of our state income tax operating losses, along with certain other state deferred tax assets, which are not presently expected to be realized.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Based on recent earnings, there is a possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred tax assets within the next 12 months. However, the exact timing will be dependent on the levels of income achieved and management’s visibility into future period results. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current
Federal	$—	$442	$—
State	2,052	(289)	368
Total current taxes provision (benefit)	2,052	153	368
Deferred
Federal	(10,033)	(1,896)	5,666
State	807	2,496	(2,684)
Total deferred taxes provision (benefit)	(9,226)	600	2,982
Provision (benefit) for income taxes from continuing operations	$(7,174)	$753	$3,350

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$(7,174)	$753	$3,350
Provision (benefit) for income taxes from discontinued operations	—	—	5,884
Provision (benefit) for income taxes from continuing and discontinued operations	$(7,174)	$753	$9,234

Our tax benefit for the year ended December 31, 2015 was favorably impacted by the partial release of the valuation allowance on our federal and state net operating losses, impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets, federal and state audit settlements in connection with our IRS and New Jersey income tax examinations and, the realization of certain unrecognized tax benefits, inclusive of the reversal of related accrued interest.

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

Additionally, the tax provision or benefit in 2015, 2014 and 2013 was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
Uncertain tax benefits	(43.3)%	—%	—%
Company provided benefits	15.5%	(4.1)%	0.1%
Accrued interest on uncertain tax benefits	(15.0)%	(3.0)%	3.7%
Valuation allowance for deferred tax assets	(11.1)%	(38.7)%	(35.1)%
State income taxes, net of federal benefit	7.1%	(5.4)%	2.0%
Compensation-based credits	(6.2)%	3.8%	1.4%
Noncontrolling interests	—%	12.9%	(9.4)%
Other, net	0.1%	(2.4)%	(0.6)%
Effective tax rate	(17.9)%	(1.9)%	(2.9)%

Status of Examinations
In January 2015, we received Joint Committee on Taxation ("Joint Committee") approval of the 2005-2009 IRS appeals settlement reached in August 2013. We received a refund of $2.4 million in connection with the appeals settlement. Additionally, in 2015, we received a final audit determination in connection with our New Jersey examination, effectively settling years 2003 through 2009. We received a refund of $1.1 million as a result of the New Jersey examination.

In August 2013, we received a $4.2 million refund in connection with Joint Committee approval of our 2001-2004 IRS appeals settlement.

We generated net operating losses on our federal income tax returns for years 2011 - 2015. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized.

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period September 2016 through November 2019.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Unrecognized tax benefit, beginning of year	$30,198	$37,059	$38,423
Additions:
Tax positions related to current year	—	487	562
Tax positions related to prior years	—	—	138
Reductions:
Tax positions related to the Deconsolidation of Borgata	—	(6,221)	—
Lapse of applicable statute of limitations	—	(1,097)	—
Tax position related to prior years	(27,716)	(30)	(2,064)
Settlement with taxing authorities	—	—	—
Unrecognized tax benefits	$2,482	$30,198	$37,059

Included in the $2.5 million balance of unrecognized tax benefits at December 31, 2015, are $2.5 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize interest related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2015, we recognized interest and penalties of approximately $0.1 million in our tax provision. During the years ended December 31, 2015 and 2014 we recognized interest related benefits, due to favorable settlements, of $6.5 million and $1.1 million, respectively, in our income tax provision. We have accrued $0.7 million and $7.2 million of interest and penalties as of December 31, 2015 and 2014, respectively, in our consolidated balance sheets.

During the first quarter of 2015, we received Joint Committee approval on our IRS appeals agreement, effectively settling our 2005 through 2009 examination. During the third quarter of 2015, we received a final audit determination in connection with our New Jersey examination, effectively settling years 2003 through 2009. As a result of the resolution of these audits, we reduced our unrecognized tax benefits by $27.7 million, of which $19.7 million impacted our effective tax rate. Due to the utilization of tax loss carryforwards in certain states, the statute of limitations remain open with respect to years in which the tax losses are utilized. When these years close, unrecognized tax benefits may be realized. As a result of these statute expirations, it is reasonably possible over the next 12 month period that we may experience a decrease in our unrecognized tax benefits as of December 31, 2015, of less than $0.2 million, all of which would impact our effective tax rate.

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

Kansas Management Contract
On January 14, 2011, the Kansas Management Contract was approved by the Kansas Racing and Gaming Commission ("KRGC"), contractually obligating Kansas Star to open certain phases of the project by certain specified dates. All required development under the Kansas Management Contract was complete as of December 31, 2014.

As part of the Kansas Management Contract, Kansas Star committed to donate $1.5 million each year to support education in the local area in which Kansas Star operates for the duration of the Kansas Management Contract. We have made all distributions under this commitment as scheduled and such related expenses are recorded in Selling, general and administrative expenses on the consolidated statements of operations.

Mulvane Development Agreement
On March 7, 2011, Kansas Star entered into a Development Agreement with the City of Mulvane ("Mulvane Development

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

As of December 31, 2015, all infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. In connection with the Merger, the Company's obligation under this agreement was revalued to fair value as of the Merger date. As of December 31, 2015 and 2014, under the Mulvane Development Agreement, Kansas Star recorded $1.7 million at each date, which is included in accrued liabilities on the consolidated balance sheets and $9.6 million, net of a $4.6 million discount, and $10.3 million, net of a $5.1 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.7 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

Contingent Payments
In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s earnings before interest expense, taxes, depreciation and amortization ("EBITDA") each month for a period of 10 years commencing December 20, 2011.

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

As a result of purchase accounting the Minimum Assessment Agreement obligation was revalued to fair value. Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2015 and 2014, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $14.4 million, net of a $2.9 million discount, and $14.7 million, net of a $3.0 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by DJL under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements
DJL and Diamond Jo Worth ("DJW") are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with DJL and DJW, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. DJL expensed $3.0 million, $2.8 million, and $3.0 million, during the years ended December 31, 2015, 2014, and 2013, respectively, related to its agreement. DJW expensed $5.0 million, $4.8 million, and $5.0 million, during the years ended December 31, 2015,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

2014, and 2013, respectively, related to its agreement. The DJL agreement expires on December 31, 2018. The DJW agreement was amended during 2014 and expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily related to land leases are as follows:

(In thousands)	Lease Obligations
For the year ending December 31,
2016	$40,924
2017	44,264
2018	17,218
2019	15,325
2020	13,492
Thereafter	388,213
Total	$519,436

Rent expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was $29.0 million, $36.6 million, and $38.6 million, respectively, and primarily relates to land leases and advertising-related expenses.

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Total Rental Income
For the year ending December 31,
2016	$1,507
2017	1,370
2018	1,144
2019	634
2020	78
Thereafter	228
Total	$4,961

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million, and $92.1 million of this authorization remains available at December 31, 2015. We are not obligated to repurchase any shares under this program, and no shares were repurchased during the years ended December 31, 2015, 2014 or 2013.

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Repurchases can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our Boyd Gaming Credit Facility.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and the Boyd Gaming Credit Facility. No dividends were declared during the years ended December 31, 2015, 2014 or 2013.

Stock Incentive Plan
In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 2.6 million shares remain available for grant at December 31, 2015. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2015 was approximately 11.8 million shares.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Summarized stock option plan activity is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2013	10,826,004	$23.98
Granted	544,330	9.86
Canceled	(378,202)	20.67
Exercised	(1,848,222)	7.44
Outstanding at December 31, 2013	9,143,910	26.62
Granted	244,351	11.57
Canceled	(1,656,359)	34.79
Exercised	(562,234)	7.39
Outstanding at December 31, 2014	7,169,668	25.73
Granted	200,673	19.98
Canceled	(1,463,497)	39.82
Exercised	(1,301,789)	7.53
Outstanding at December 31, 2015	4,605,055	$26.14	3.7	$21,058

Exercisable at December 31, 2014	6,459,687	$27.52	3.4	$12,662

Exercisable at December 31, 2015	4,085,555	$27.65	3.1	$18,145

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22-$6.70	599,049	6.2	$5.88	599,049	$5.88
7.55-8.34	553,204	4.6	8.16	553,204	8.16
9.86	416,778	7.9	9.86	260,848	9.86
11.57	244,351	8.9	11.57	81,454	11.57
19.98	200,673	9.8	19.98	—	—
33.31	25,000	2.0	33.31	25,000	33.31
38.11	380,000	1.9	38.11	380,000	38.11
39.00	1,195,500	0.8	39.00	1,195,500	39.00
39.78	965,500	1.8	39.78	965,500	39.78
42.69	25,000	0.8	42.69	25,000	42.69
$5.22-$42.69	4,605,055	3.7	$26.14	4,085,555	$27.65

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2015, 2014 and 2013 was $11.1 million, $2.5 million, and $9.5 million, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was approximately $1.9 million, $2.3 million, and $3.0 million, respectively. As of December 31, 2015, there was approximately $1.7 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 0.8 years, the weighted-average remaining requisite service period.

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

Summarized RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	2,371,147
Granted	1,018,978	$10.03
Canceled	(46,131)
Awarded	(588,195)
Outstanding at December 31, 2013	2,755,799
Granted	696,249	$11.63
Canceled	(201,660)
Awarded	(715,892)
Outstanding at December 31, 2014	2,534,496
Granted	541,016	$19.05
Canceled	(40,800)
Awarded	(713,886)
Outstanding at December 31, 2015	2,320,826

As of December 31, 2015, there was approximately $7.3 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 2.4 years.

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
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

Performance Shares Vesting
The PSU grant awarded in December 2011 vested during first quarter 2015. A total of 654,478 common shares, representing approximately 1.67 shares per PSU, were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of the grant. The actual achievement level under these award metrics equaled the estimated performance as of year-end 2014; therefore, the vesting of the PSUs did not impact compensation costs in our 2015 condensed consolidated statement of operations.

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

Summarized PSU activity is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	829,130
Granted	—
Canceled	(7,497)
Awarded	—
Outstanding at December 31, 2013	821,633
Granted	694,294	$11.01
Canceled	(104,287)
Awarded	—
Outstanding at December 31, 2014	1,411,640
Granted	240,156	$16.75
Performance Adjustment	264,306
Canceled	(2,677)
Awarded	(663,945)
Outstanding at December 31, 2015	1,249,480

The Company approved the issuance of approximately 380,000 PSUs to participating employees during fourth quarter 2013. The performance criteria for these PSUs were set subsequent to year-end 2013, so these PSUs were not considered granted for accounting purposes as of December 31, 2013, and are included in the shares granted during 2014 in the table above. As of December 31, 2015, there was approximately $2.0 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 2.4 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.1 million shares will be issued to settle the PSUs outstanding at December 31, 2015.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

Summarized Career Shares activity is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	702,826
Granted	200,043	$6.78
Canceled	(125)
Awarded	(8,437)
Outstanding at December 31, 2013	894,307
Granted	122,015	$11.31
Canceled	(85,765)
Awarded	(33,972)
Outstanding at December 31, 2014	896,585
Granted	103,018	$12.51
Canceled	—
Awarded	(31,028)
Outstanding at December 31, 2015	968,575

As of December 31, 2015, there was approximately $1.1 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Stock Options	$2,821	$2,733	$2,666
Restricted Stock Units	9,909	8,010	10,610
Performance Stock Units	5,135	6,537	3,678
Career Shares	1,399	1,196	1,937
Total share-based compensation costs	$19,264	$18,476	$18,891

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Gaming	$393	$387	$351
Food and beverage	75	74	67
Room	36	35	32
Selling, general and administrative	1,996	1,965	1,787
Corporate expense	16,764	16,207	16,654
Other operating items, net	—	(192)	—
Total share-based compensation expense	$19,264	$18,476	$18,891

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

Changes in the noncontrolling interest are as follows:

(In thousands)	Holding Company	LVE	Other	Total
Beginning balance, January 1, 2013	$208,277	$(44,961)	$20	$163,336
Capital contributions	—	—	—	$—
Attributable net loss	(27,847)	(443)	—	(28,290)
Comprehensive income	—	—	—	—
Deconsolidation of LVE on March 4, 2013	—	45,404	—	45,404
Balance, December 31, 2013	180,430	—	20	180,450
Capital contributions	—	—	30	30
Attributable net income	11,403	—	—	11,403
Comprehensive income	—	—	—	—
Deconsolidation of Borgata on September 30, 2014	(191,833)	—	—	(191,833)
Balance, December 31, 2014	—	—	50	50
Capital contributions	—	—	—	—
Attributable net income (loss)	—	—	—	—
Comprehensive income	—	—	—	—
Balance, December 31, 2015	$—	$—	$50	$50

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
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	December 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$158,821	$158,821	$—	$—
Restricted cash	19,030	19,030	—	—
Investment available for sale	17,839	—	—	17,839

Liabilities
Contingent payments	$3,632	$—	$—	$3,632

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$145,341	$145,341	$—	$—
Restricted cash	18,107	18,107	—	—
Investment available for sale	18,357	—	—	18,357

Liabilities
Merger earnout	$75	$—	$—	$75
Contingent payments	3,792	—	—	3,792

Cash and Restricted Cash
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2015 and 2014.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2015 and 2014. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At both December 31, 2015 and 2014, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2015

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

and 2014, $17.4 million and $18.0 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $3.2 million and $3.3 million as of December 31, 2015 and 2014, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s earnings before interest expense, taxes, depreciation and amortization ("EBITDA") each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At both December 31, 2015 and December 31, 2014, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets, and long-term obligations of $2.7 million and $2.9 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2015
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2015	$18,357	$(75)	$(3,792)
Deposits	—	—	—
Total gains (losses) (realized or unrealized):
Included in earnings	125	75	(723)
Included in other comprehensive income (loss)	(263)	—	—
Purchases, sales, issuances and settlements:
Settlements	(380)	—	883
Ending balance at December 31, 2015	$17,839	$—	$(3,632)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$125	$—	$—
Included in interest expense	—	—	(627)
Included in non-operating income	—	—	(96)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

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

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$119	$—	$—	$—
Included in interest expense	—	—	—	(734)
Included in non-operating income	—	—	—	60

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.0%
Contingent payments	Discounted cash flow	Discount rate	18.5%

The fair value of intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing its impairment analyses (see Note 5, Intangible Assets).

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,126	$27,660	$28,381	Level 3
Other financial instruments	200	186	186	Level 3

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$36,749	$28,612	$29,529	Level 3
Other financial instruments	300	268	268	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The following table provides the fair value measurement information about our long-term debt:

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Debt:
Bank Credit Facility	$1,209,725	$1,197,277	$1,202,870	Level 2
9.125% Senior Notes due 2018	350,000	342,956	372,750	Level 1
6.875% Senior Notes due 2023	750,000	737,066	772,500	Level 1
	2,309,725	2,277,299	2,348,120

Peninsula Segment Debt:
Bank credit facility	662,750	648,607	661,131	Level 2
8.375% Senior Notes due 2018	350,000	343,643	357,000	Level 2
	1,012,750	992,250	1,018,131
Total debt	$3,322,475	$3,269,549	$3,366,251

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Debt:
Bank Credit Facility	$1,387,425	$1,369,176	$1,395,595	Level 2
9.125% Senior Notes due 2018	500,000	487,765	517,500	Level 1
9.00% Senior Notes due 2020	350,000	348,074	359,625	Level 1
HoldCo Note	151,740	139,968	144,153	Level 3
	2,389,165	2,344,983	2,416,873

Peninsula Segment Debt:
Bank credit facility	742,400	718,807	754,364	Level 2
8.375% Senior Notes due 2018	350,000	341,058	363,125	Level 2
Other	3	3	3	Level 3
	1,092,403	1,059,868	1,117,492
Total debt	$3,481,568	$3,404,851	$3,534,365

The estimated fair value of the Boyd Gaming Credit Facility is based on a relative value analysis performed on or about December 31, 2015 and December 31, 2014. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about December 31, 2015 and December 31, 2014. The estimated fair values of our senior notes and Peninsula's senior notes are based on quoted market prices as of December 31, 2015 and December 31, 2014. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2015 and 2014.

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
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
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

Contributions, based on wages paid to covered employees, totaled approximately $1.4 million, $7.1 million and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $3.3 million, $5.1 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

On September 30, 2014, we deconsolidated Borgata, which resulted in decreased employer contributions to multiemployer plans and decreased expenses for voluntary contributions to the 401(k) profit-sharing plans and trusts during the years ended December 31, 2015 and 2014.

NOTE 15.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present five Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; (iv) Peninsula; and (v) Borgata. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, project development, preopening and writedown expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Peninsula segments, and also includes Borgata's operating income before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Although EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results.
We reclassify the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Total Reportable Segment Adjusted EBITDA. Furthermore, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income (loss), as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net Revenues
Las Vegas Locals	$610,107	$592,652	$591,447
Downtown Las Vegas	234,191	224,275	222,715
Midwest and South	852,288	831,477	864,247
Peninsula	502,846	493,851	520,329
Borgata (1)	—	559,064	695,700
Total Reportable Segment Net Revenues	$2,199,432	$2,701,319	$2,894,438

Adjusted EBITDA
Las Vegas Locals	$157,312	$144,397	$137,501
Downtown Las Vegas	49,314	37,309	35,036
Midwest and South	196,822	169,977	179,976
Peninsula	184,120	175,081	185,269
Borgata (1)	102,095	137,936	119,237
Total Reportable Segment Adjusted EBITDA (2)	689,663	664,700	657,019
Corporate expense	(60,177)	(59,420)	(46,594)
Adjusted EBITDA	629,486	605,280	610,425

Other operating costs and expenses
Deferred rent	3,428	3,618	3,831
Depreciation and amortization	207,118	251,044	278,413
Project development, preopening and writedowns	6,907	14,390	14,608
Share-based compensation expense	19,264	18,666	18,891
Impairments of assets	18,565	60,780	10,383
Other operating charges, net	907	(2,124)	5,998
Our share of Borgata's other operating costs and expenses	28,674	7,390	—
Total other operating costs and expenses	284,863	353,764	332,124
Operating income	$344,623	$251,516	$278,301

(1) Due to the reacquisition by our partner of its 50% ownership, we deconsolidated Borgata as of the close of business on September 30, 2014. Our consolidated statement of operations for the year ended December 31, 2013 includes Borgata’s financial results on a full consolidation basis for the entire year. Our consolidated statement of operations for the year ended December 31, 2014 includes Borgata’s financial results on a full consolidation basis for the nine months ended September 30, 2014, and reflects our accounting for our 50% ownership interest in Borgata by applying the equity method for the remainder of the year. Our consolidated statement of operations for the year ended December 31, 2015 reflects our accounting for our 50% ownership interest in Borgata by applying the equity method for the entire year.

(2)	Total Reportable Segment Adjusted EBITDA excludes corporate expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts:

	December 31,
(In thousands)	2015	2014
Assets
Las Vegas Locals	$1,155,224	$1,164,115
Downtown Las Vegas	138,159	128,682
Midwest and South	1,263,751	1,302,002
Peninsula	1,370,991	1,426,994
Total Reportable Segment assets	3,928,125	4,021,793
Corporate	422,775	400,591
Total assets	$4,350,900	$4,422,384

Capital Expenditures
The Company's capital expenditures by Reportable Segment, consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Capital Expenditures:
Las Vegas Locals	$41,772	$31,653	$30,861
Downtown Las Vegas	13,000	9,917	5,505
Midwest and South	42,130	55,273	39,589
Peninsula	18,757	33,756	27,094
Borgata (1)	—	11,623	22,357
Total Reportable Segment Capital Expenditures	115,659	142,222	125,406
Corporate	12,646	(8,786)	12,173
Other	—	—	28
Total Capital Expenditures	128,305	133,436	137,607
Change in Accrued Property Additions	2,865	15,938	6,913
Cash-Based Capital Expenditures	$131,170	$149,374	$144,520

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
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

NOTE 16.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information:

	Year Ended December 31, 2015
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$550,578	$559,867	$546,313	$542,674	$2,199,432
Operating income	83,558	98,182	100,530	62,353	344,623
Net income (loss) attributable to Boyd Gaming Corporation	35,103	(6,425)	25,425	(6,869)	47,234
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$0.31	$(0.06)	$0.23	$(0.06)	$0.42
Diluted net income (loss) per common share	$0.31	$(0.06)	$0.22	$(0.06)	$0.42

	Year Ended December 31, 2014
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$708,349	$722,534	$738,843	$531,593	$2,701,319
Operating income	68,516	86,979	73,774	22,247	251,516
Net income (loss) attributable to Boyd Gaming Corporation	(6,182)	669	(15,105)	(32,423)	(53,041)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$(0.06)	$0.01	$(0.14)	$(0.29)	$(0.48)
Diluted net income (loss) per common share	$(0.06)	$0.01	$(0.14)	$(0.29)	$(0.48)

Due to the deconsolidation of Borgata on September 30, 2014, our quarterly financial results shown above reflect Borgata on a full consolidation basis for periods ending on or before September 30, 2014, and reflects our accounting for our 50% ownership interest in Borgata by applying the equity method for the fourth quarter of 2014. Additionally, because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total income (loss) per share amounts for the year. The per share amounts in the second half of 2014 were impacted by our issuance of 18,975,000 shares of common stock in the third quarter of 2014.

NOTE 17.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.125% Senior Notes due December 2018 and 6.875% Senior Notes due May 2023 is presented below. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$124,426	$34,172	$221	$—	$158,821
Other current assets	14,602	61,157	23,660	—	(1,008)	98,411
Property and equipment, net	68,515	1,745,203	411,624	—	—	2,225,342
Investments in subsidiaries	3,547,690	138,116	—	—	(3,441,185)	244,621
Intercompany receivable	—	1,867,783	—	—	(1,867,783)	—
Other assets, net	12,521	8,982	26,838	—	—	48,341
Intangible assets, net	—	406,540	483,514	—	—	890,054
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,643,330	$4,565,001	$1,452,324	$221	$(5,309,976)	$4,350,900

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,250	$—	$—	$29,750
Current liabilities	102,946	146,178	76,482	—	(285)	325,321
Accumulated losses of subsidiaries in excess of investment	—	—	3,192	—	(3,192)	—
Intercompany payable	720,400	—	1,147,082	475	(1,867,957)	—
Long-term debt, net of current maturities	2,255,800	—	983,999	—	—	3,239,799
Other long-term liabilities	34,723	154,633	58,663	—	—	248,019

Boyd Gaming Corporation stockholders' equity (deficit)	507,961	4,264,190	(825,344)	(254)	(3,438,592)	507,961
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	507,961	4,264,190	(825,344)	(254)	(3,438,542)	508,011
Total liabilities and stockholders' equity	$3,643,330	$4,565,001	$1,452,324	$221	$(5,309,976)	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$111,452	$33,668	$219	$—	$145,341
Other current assets	10,234	69,012	21,980	—	(4,617)	96,609
Property and equipment, net	65,365	1,775,486	445,257	—	—	2,286,108
Investments in subsidiaries	3,345,735	150,694	—	—	(3,273,712)	222,717
Intercompany receivable	—	1,637,101	—	—	(1,637,101)	—
Other assets, net	12,595	9,149	30,306	—	—	52,050
Intangible assets, net	—	425,083	509,166	—	—	934,249
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,433,931	$4,390,771	$1,512,893	$219	$(4,915,430)	$4,422,384

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,253	$—	$—	$29,753
Other current liabilities	82,711	160,542	84,427	—	(238)	327,442
Accumulated losses of subsidiaries in excess of investment	—	—	3,619	—	(3,619)	—
Intercompany payable	668,310	—	972,425	397	(1,641,132)	—
Long-term debt, net of current maturities	2,183,485	—	1,191,613	—	—	3,375,098
Other long-term liabilities	39,888	169,824	42,292	—	—	252,004

Boyd Gaming Corporation stockholders' equity (deficit)	438,037	4,060,405	(789,736)	(178)	(3,270,491)	438,037
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	438,037	4,060,405	(789,736)	(178)	(3,270,441)	438,087
Total liabilities and stockholders' equity	$3,433,931	$4,390,771	$1,512,893	$219	$(4,915,430)	$4,422,384

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,541	$1,670,301	$551,199	$—	$(143,609)	$2,199,432
Operating costs and expenses
Operating	1,800	892,039	296,985	—	—	1,190,824
Selling, general and administrative	48,173	215,362	58,903	—	(18)	322,420
Maintenance and utilities	—	89,800	14,748	—	—	104,548
Depreciation and amortization	6,179	128,269	72,670	—	—	207,118
Corporate expense	71,700	227	5,014	—	—	76,941
Project development, preopening and writedowns	884	1,101	4,846	76	—	6,907
Impairment of assets	—	17,500	1,065	—	—	18,565
Other operating items, net	599	112	196	—	—	907
Intercompany expenses	1,204	121,727	20,660	—	(143,591)	—
Total operating costs and expenses	130,539	1,466,137	475,087	76	(143,609)	1,928,230
Equity in earnings of subsidiaries	189,980	50,228	(76)	—	(166,711)	73,421
Operating income (loss)	180,982	254,392	76,036	(76)	(166,711)	344,623
Other expense (income)
Interest expense, net	125,890	10,867	85,975	—	—	222,732
Loss on early extinguishments of debt	30,829	—	9,904	—	—	40,733
Other, net	396	2,660	620	—	—	3,676
Boyd's share of Borgata's non-operating items, net	—	37,422	—	—	—	37,422
Total other expense, net	157,115	50,949	96,499	—	—	304,563
Income (loss) before income taxes	23,867	203,443	(20,463)	(76)	(166,711)	40,060
Income taxes benefit (provision)	23,367	1,981	(18,174)	—	—	7,174
Net income (loss)	$47,234	$205,424	$(38,637)	$(76)	$(166,711)	$47,234
Comprehensive income (loss)	$46,971	$205,161	$(38,900)	$(76)	$(166,185)	$46,971

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$117,159	$1,620,170	$542,538	$559,064	$(137,612)	$2,701,319
Operating costs and expenses
Operating	1,800	879,073	303,570	290,005	—	1,474,448
Selling, general and administrative	46,708	223,741	57,370	101,930	(220)	429,529
Maintenance and utilities	—	94,654	14,871	47,211	—	156,736
Depreciation and amortization	5,667	126,444	76,804	42,129	—	251,044
Corporate expense	71,951	220	3,455	—	—	75,626
Project development, preopening and writedowns	105	7,130	6,350	805	—	14,390
Impairment of assets	320	51,489	8,971	—	—	60,780
Other operating items, net	164	—	(177)	(2,111)	—	(2,124)
Intercompany expenses	1,204	116,105	20,083	—	(137,392)	—
Total operating costs and expenses	127,919	1,498,856	491,297	479,969	(137,612)	2,460,429
Equity in earnings of subsidiaries	85,360	(20,191)	(162)	—	(54,381)	10,626
Operating income (loss)	74,600	101,123	51,079	79,095	(54,381)	251,516
Other expense (income)
Interest expense, net	132,204	5,527	90,450	53,327	—	281,508
Loss on early extinguishments of debt	—	—	1,536	—	—	1,536
Other, net	(793)	—	841	—	—	48
Boyd's share of Borgata's non-operating items, net	—	9,309	—	—	—	9,309
Total other expense, net	131,411	14,836	92,827	53,327	—	292,401
Income (loss) before income taxes	(56,811)	86,287	(41,748)	25,768	(54,381)	(40,885)
Income taxes benefit (provision)	3,770	13,127	(14,525)	(3,125)	—	(753)
Net income (loss)	(53,041)	99,414	(56,273)	22,643	(54,381)	(41,638)
Net income attributable to noncontrolling interest	—	—	—	—	(11,403)	(11,403)
Net income (loss) attributable to controlling interest	$(53,041)	$99,414	$(56,273)	$22,643	$(65,784)	$(53,041)
Comprehensive income (loss)	$(51,577)	$100,878	$(54,809)	$22,643	$(57,309)	$(40,174)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$123,951	$1,650,002	$570,267	$697,633	$(147,415)	$2,894,438
Operating costs and expenses
Operating	1,848	901,668	315,365	367,981	—	1,586,862
Selling, general and administrative	46,880	231,260	63,349	148,779	(42)	490,226
Maintenance and utilities	—	92,014	14,680	59,704	—	166,398
Depreciation and amortization	6,619	121,893	90,155	59,746	—	278,413
Corporate expense	59,128	119	4,002	—	—	63,249
Project development, preopening and writedowns	1,586	1,804	8,874	4,277	(1,933)	14,608
Impairment of assets	—	13,634	4,450	5,033	(12,734)	10,383
Other operating items, net	427	2,075	359	3,137	—	5,998
Intercompany expenses	1,213	122,630	21,598	—	(145,441)	—
Total operating costs and expenses	117,701	1,487,097	522,832	648,657	(160,150)	2,616,137
Equity in earnings of subsidiaries	101,148	(38,981)	—	—	(62,167)	—
Operating income (loss)	107,398	123,924	47,435	48,976	(49,432)	278,301
Other expense (income)
Interest expense, net	153,893	9,662	94,917	83,711	—	342,183
Loss on early extinguishments of debt	25,001	—	3,343	25,858	—	54,202
Other, net	137	—	(2,227)	—	—	(2,090)
Total other expense, net	179,031	9,662	96,033	109,569	—	394,295
Income (loss) from continuing operations before income taxes	(71,633)	114,262	(48,598)	(60,593)	(49,432)	(115,994)
Income taxes benefit (provision)	(8,631)	3,959	(3,093)	4,415	—	(3,350)
Income (loss) from continuing operations, net of tax	(80,264)	118,221	(51,691)	(56,178)	(49,432)	(119,344)
Income (loss) from discontinued operations, net of tax	—	—	23,524	—	(12,734)	10,790
Net income (loss)	(80,264)	118,221	(28,167)	(56,178)	(62,166)	(108,554)
Net loss attributable to noncontrolling interest	—	—	—	—	28,290	28,290
Net income (loss) attributable to controlling interest	$(80,264)	$118,221	$(28,167)	$(56,178)	$(33,876)	$(80,264)
Comprehensive income	$(80,819)	$117,666	$(28,722)	$(56,178)	$(61,056)	$(109,109)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$102,080	$318,391	$(76,692)	$(76)	$(3,857)	$339,846

Cash flows from investing activities
Capital expenditures	(48,591)	(63,635)	(18,944)	—	—	(131,170)
Net activity with affiliates	—	(230,682)	—	—	230,682	—
Distributions from subsidiary	11,200	—	—	—	(11,200)	—
Other investing activities	3,292	—	1,236	—	—	4,528
Net cash from investing activities	(34,099)	(294,317)	(17,708)	—	219,482	(126,642)

Cash flows from financing activities
Borrowings under bank credit facility	1,033,500	—	345,500	—	—	1,379,000
Payments under bank credit facility	(1,211,200)	—	(425,150)	—	—	(1,636,350)
Proceeds from issuance of senior notes, net	750,000	—	—	—	—	750,000
Debt financing costs, net	(14,004)	—	—	—	—	(14,004)
Payments on retirements of long-term debt	(500,000)	—	(157,813)	—	—	(657,813)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Net activity with affiliates	(105,720)	—	332,467	78	(226,825)	—
Distributions to parent	—	(11,100)	(100)	—	11,200	—
Share-based compensation activities, net	3,689	—	—	—	—	3,689
Other financing activities	—	—	—	—	—	—
Net cash from financing activities	(67,981)	(11,100)	94,904	78	(215,625)	(199,724)

Net change in cash and cash equivalents	—	12,974	504	2	—	13,480
Cash and cash equivalents, beginning of period	2	111,452	33,668	219	—	145,341
Cash and cash equivalents, end of period	$2	$124,426	$34,172	$221	$—	$158,821

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(39,524)	$234,242	$92,617	$35,832	$(308)	$322,859

Cash flows from investing activities
Capital expenditures	(43,164)	(60,686)	(33,901)	(11,623)	—	(149,374)
Deconsolidation of Borgata	—	—	—	(26,891)	—	(26,891)
Net activity with affiliates	—	(162,689)	—	—	162,689	—
Distributions from subsidiary	5,300	—	—	—	(5,300)	—
Other investing activities	—	(660)	(5,252)	2,197	—	(3,715)
Net cash from investing activities	(37,864)	(224,035)	(39,153)	(36,317)	157,389	(179,980)

Cash flows from financing activities
Borrowings under bank credit facility	830,400	—	317,400	410,900	—	1,558,700
Payments under bank credit facility	(910,700)	—	(377,150)	(444,900)	—	(1,732,750)
Debt financing costs, net	(83)	—	—	(205)	—	(288)
Payments under note payable	—	—	(9)	—	—	(9)
Payments on retirements of long-term debt	—	—	—	(2,850)	—	(2,850)
Net activity with affiliates	155,952	—	6,297	132	(162,381)	—
Distributions to parent	—	(5,200)	(100)	—	5,300	—
Share-based compensation activities, net	1,791	—	—	—	—	1,791
Other financing activities	30	—	—	—	—	30
Net cash from financing activities	77,390	(5,200)	(53,562)	(36,923)	(157,081)	(175,376)

Net change in cash and cash equivalents	2	5,007	(98)	(37,408)	—	(32,497)
Cash and cash equivalents, beginning of period	—	106,445	33,766	37,627	—	177,838
Cash and cash equivalents, end of period	$2	$111,452	$33,668	$219	$—	$145,341

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2013
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(229,447)	$407,349	$42,719	$51,748	$4,666	$277,035

Cash flows from investing activities
Capital expenditures	(44,985)	(49,847)	(27,331)	(22,357)	—	(144,520)
Proceeds from sale of Echelon, net	343,750	—	—	—	—	343,750
Proceeds from sale of other assets, net	4,875	—	—	—	—	4,875
Cash paid for exercise of LVE option	(187,000)	—	—	—	—	(187,000)
Investments in and advances to unconsolidated subsidiaries, net	(2,400)	—	—	—	2,400	—
Net activity with affiliates	—	(372,171)	759	42	371,370	—
Distribution from subsidiary	9,620	—	—	—	(9,620)	—
Other investing activities	—	—	(1,253)	3,726	—	2,473
Net cash from investing activities	123,860	(422,018)	(27,825)	(18,589)	364,150	19,578

Cash flows from financing activities
Borrowings under bank credit facility	2,920,675	—	354,700	444,500	—	3,719,875
Payments under bank credit facility	(2,927,800)	—	(406,950)	(424,600)	—	(3,759,350)
Debt financing costs, net	(24,349)	—	(10,288)	(10,115)	—	(44,752)
Payments under note payable	(10,341)	—	(479)	—	—	(10,820)
Payments on retirements of long-term debt	(459,278)	—	—	(416,209)	—	(875,487)
Net proceeds from issuance of term loan	—	—	—	376,200	—	376,200
Advances from parent	—	2,400	—	—	(2,400)	—
Net activity with affiliates	376,036	—	—	—	(376,036)	—
Distributions to parent	—	—	(9,620)	—	9,620	—
Stock options exercised	13,752	—	—	—	—	13,752
Proceeds from sale of common stock, net	216,467	—	—	—	—	216,467
Other financing activities	(2,095)	—	—	—	—	(2,095)
Net cash from financing activities	103,067	2,400	(72,637)	(30,224)	(368,816)	(366,210)

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(2,144)	—	—	(2,144)
Cash flows from investing activities	—	—	56,751	—	—	56,751
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	54,607	—	—	54,607

Net change in cash and cash equivalents	(2,520)	(12,269)	(3,136)	2,935	—	(14,990)
Cash and cash equivalents, beginning of period	2,520	118,714	36,619	34,692	—	192,545
Change in cash classified as discontinued operations	—	—	283	—	—	283
Cash and cash equivalents, end of period	$—	$106,445	$33,766	$37,627	$—	$177,838

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013
______________________________________________________________________________________________________

NOTE 18.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2015. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2015, 2014 and 2013, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

Borgata Ground Leases
Borgata leases approximately 8.4 acres from MGM that provides the land on which Borgata's existing surface parking lot resides. The lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. Pursuant to the surface lot ground lease agreement, Borgata's lease payment is comprised of a de minimus monthly payment to MGM and the property taxes, which are paid directly to the taxing authority. Property taxes incurred for this ground lease agreement were $0.8 million through September 30, 2014, the date of deconsolidation, and $3.2 million for the year ended December 31, 2013. These amounts were included in selling, general and administrative on the consolidated statements of operations.

NOTE 19.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2015. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
(In thousands)	2015	2014
Assets
Cash and cash equivalents	$2	$2
Other current assets	14,602	10,234
Property and equipment, net	68,515	65,365
Investments in subsidiaries	3,547,690	3,345,735
Other assets, net	12,521	12,595
Total assets	$3,643,330	$3,433,931

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$21,500
Current liabilities	102,946	82,711
Intercompany payable	720,400	668,310
Long-term debt, net of current maturities	2,255,800	2,183,485
Other long-term liabilities	34,723	39,888

Common stock	1,117	1,093
Additional paid-in capital	945,041	922,112
Retained earnings (deficit)	(437,881)	(485,115)
Accumulated other comprehensive loss, net	(316)	(53)
Total stockholders' equity (deficit)	507,961	438,037
Total liabilities and stockholders' equity	$3,643,330	$3,433,931

The accompanying notes are an integral part of these condensed financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net revenues	$121,541	$117,159	$123,951

Operating costs and expenses
Operating	1,800	1,800	1,848
Selling, general and administrative	48,173	46,708	46,880
Depreciation and amortization	6,179	5,667	6,619
Corporate expense	71,700	71,951	59,128
Project development, preopening and writedowns	884	105	1,586
Impairment of assets	—	320	—
Other operating items, net	599	164	427
Intercompany expenses	1,204	1,204	1,213
Total operating costs and expenses	130,539	127,919	117,701
Equity in earnings (losses) of subsidiaries	189,980	85,360	101,148
Operating income	180,982	74,600	107,398
Other expense (income)
Interest expense, net	125,890	132,204	153,893
Loss on early extinguishments of debt	30,829	—	25,001
Other, net	396	(793)	137
Total other expense, net	157,115	131,411	179,031
Income (loss) before income taxes	23,867	(56,811)	(71,633)
Income taxes benefit (provision)	23,367	3,770	(8,631)
Net income (loss)	47,234	(53,041)	(80,264)
Other comprehensive income (loss):
Fair value of adjustments to available-for-sale securities	(263)	1,464	(555)
Comprehensive income (loss)	$46,971	$(51,577)	$(80,819)

The accompanying notes are an integral part of these condensed financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities
Net cash from operating activities	$102,080	$(39,524)	$(229,447)

Cash flows from investing activities
Capital expenditures	(48,591)	(43,164)	(44,985)
Proceeds from sale of Echelon, net	—	—	343,750
Proceeds from sale of other assets, net	—	—	4,875
Cash paid for exercise of LVE option	—	—	(187,000)
Investments in and advances to unconsolidated subsidiaries, net	—	—	(2,400)
Distributions from subsidiary	11,200	5,300	9,620
Other investing activities	3,292	—	—
Net cash from investing activities	(34,099)	(37,864)	123,860

Cash flows from financing activities
Borrowings under bank credit facility	1,033,500	830,400	2,920,675
Payments under bank credit facility	(1,211,200)	(910,700)	(2,927,800)
Proceeds from issuance of senior notes, net	750,000	—	—
Debt financing costs, net	(14,004)	(83)	(24,349)
Payments on retirements of long-term debt	(500,000)	—	(459,278)
Premium and consent fees paid	(24,246)	—	—
Payments under note payable	—	—	(10,341)
Net activity with affiliates	(105,720)	155,952	376,036
Share-based compensation activities, net	3,689	1,791	13,752
Proceeds from sale of common stock, net	—	—	216,467
Other financing activities	—	30	(2,095)
Net cash from financing activities	(67,981)	77,390	103,067

Change in cash and cash equivalents	—	2	(2,520)
Cash and cash equivalents, beginning of period	2	—	2,520
Cash and cash equivalents, end of period	$2	$2	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$112,075	$131,517	$155,889
Cash paid (received) for income taxes, net of refunds	212	(3)	2
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$4,296	$6,931	$—

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

NOTE 2.    LONG-TERM OBLIGATIONS
The scheduled maturities of long-term debt, are as follows:

(In thousands)
For the year ending December 31,
2016	$21,500
2017	21,500
2018	462,975
2019	9,000
2020	1,044,750
Thereafter	750,000
Total outstanding principal of long-term debt	$2,309,725

NOTE 3.    DIVIDENDS
The Company received $11.2 million, $5.3 million and $9.6 million in dividends from its consolidated subsidiaries in 2015, 2014 and 2013, respectively.

NOTE 4.    COMMITMENTS AND CONTINGENCIES
Future minimum lease payments required under noncancelable operating leases, are as follows:

(In thousands)
For the year ending December 31,
2016	$23,545
2017	27,798
2018	1,040
2019	655
2020	425
Thereafter	—
Total	$53,463

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2015.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2015, based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s Internal Control over Financial Reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 25, 2016

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

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 18, 2016:

Name	Age	Position
Brian A. Larson	60	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	54	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	60	Executive Vice President, Operations
Stephen S. Thompson	56	Executive Vice President, Operations
Anthony D. McDuffie	55	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Brian A. Larson has served as our Executive Vice President and General Counsel since January 1, 2008 and as our Secretary since February 2001. Mr. Larson became our Senior Vice President and General Counsel in January 1998. He became our Associate General Counsel in March 1993 and Vice President-Development in June 1993.

Josh Hirsberg joined the Company as our Senior Vice President, Chief Financial Officer and Treasurer effective January 1, 2008 and was promoted to Executive Vice President effective January 13, 2016. Prior to his position with the Company, Mr. Hirsberg served as the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development concern. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah's Entertainment.

Theodore A. Bogich was appointed an Executive Vice President, Operations on January 13, 2016. Mr. Bogich joined Boyd Gaming in 2004 as Vice President and General Manager of Sam’s Town Tunica, and was named Vice President and General Manager of Blue Chip Casino Hotel in Michigan City, Indiana, in 2007. He was promoted to Senior Vice President, Operations in 2012.

Stephen S. Thompson was appointed an Executive Vice President, Operations on January 13, 2016. Prior to his being appointed this position, Mr. Thompson served in numerous senior executive positions with Boyd Gaming since joining the Company in 1983, including Senior Vice President, Operations for Boyd Gaming’s Nevada region since 2004.

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

ITEM 11.    Executive Compensation
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

1.	Financial Statements
Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

2.	Financial Statement Schedules
Schedule I

Page No.
Condensed Financial Information of Registrant Company as of December 31, 2015 and 2015 and for the Years Ended December 31, 2015, 2014 and 2013	116

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
Incorporated by reference from of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2013

2.12	Asset Purchase Agreement, dated as of February 22, 2013, by and among Dania Entertainment Center, LLC, The Aragon Group and Summersport Enterprises, LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013.

3.1	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 27, 2013.

3.2	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.3
Indenture (including form of Subordinated Debt Securities) with respect to Subordinated Debt Securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee.
Incorporated by reference to Exhibit 4.9 of the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2006.

4.4	Lender Joinder Agreement, dated November 2, 2011, among The Company, Bank of America, N.A., as the Administrative Agent, and Bank of America, N.A., as the Increasing Lender	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2011.

4.5	Indenture governing the Company's 9.125% senior notes, dated November 10, 2010, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.6	Indenture governing the Company's 9% Senior Notes due 2020, dated June 8, 2012, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

4.7
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

4.8
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

4.9
Indenture governing Boyd Acquisition Sub, LLC's and Boyd Acquisition Finance Corp.'s 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed August 21, 2012.

4.10	Form of Indenture relating to senior debt securities between the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 8, 2015.

4.11
First Supplemental Indenture, the Company's 6.875% Senior Notes due 2023, dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee, to that certain Indenture dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed May 21, 2015.

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

10.8	Form of Indemnification Agreement	Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

10.9	401(k) Profit Sharing Plan and Trust
Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

10.10*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000.

10.11*	1996 Stock Incentive Plan (as amended on May 25, 2000)	Incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.12	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000	Incorporated by reference to Exhibit 10.36 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.13	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000	Incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.14*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.15*	Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan	Incorporated by reference to Exhibit 10.37 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.16*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.17*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.18*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.19*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.20*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.21*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.23	Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino)
Incorporated by reference to an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996.

10.24*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.25*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.26*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.27*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.28*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.29*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.30*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.31*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.32*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.33*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.34	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.35	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999	Incorporated by reference to Exhibit 10.l6 of Diamond Jo, LLC's Form S-4 filed October 12, 1999.

10.36	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.37	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.38	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.39	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.40	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.41	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.42
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
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 20, 2012.

10.43	Seller Merger Consideration Note, dated November 20, 2012 made by Boyd Acquisition II, LLC in favor of Peninsula Gaming Partners, LLC.	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed November 20, 2012.

10.44	First Amendment to Credit Agreement, dated May 1, 2013, among PGL, certain financial institutions and Bank of America, N.A., as administrative agent for the Lenders.	Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 6, 2013.

10.45
Third Amended and Restated Credit Agreement dated as of August 14, 2013 among the Company certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 14, 2013.

10.46	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and the Registrant.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2014.

12	Ratio of Earnings to Fixed Charges.	Filed electronically herewith

21.1	Subsidiaries of the Registrant.	Filed electronically herewith

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1	Governmental Gaming Regulations	Filed electronically herewith

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2015	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements. ***
Filed electronically herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	February 25, 2016
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	February 25, 2016
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 25, 2016
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2016
Josh Hirsberg

/s/ ROBERT L. BOUGHNER	Executive Vice President,	February 25, 2016
Robert L. Boughner	Chief Business Development Officer and Director

/s/ WILLIAM R. BOYD	Vice President and Director	February 25, 2016
William R. Boyd

/s/ JOHN BAILEY	Director	February 25, 2016
John Bailey

/s/ RICHARD FLAHERTY	Director	February 25, 2016
Richard Flaherty

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	February 25, 2016
Maj. Gen. Billy McCoy Ret. USAF

/s/ CHRISTINE J. SPADAFOR	Director	February 25, 2016
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	February 25, 2016
Peter M. Thomas

/s/ PAUL WHETSELL	Director	February 25, 2016
Paul Whetsell

/s/ VERONICA J. WILSON	Director	February 25, 2016
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	February 25, 2016
Anthony D. McDuffie	(Principal Accounting Officer)