Form 10-Q
period 2016-03-31
BOYD GAMING CORP
filed 2016-05-05
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2016
Common stock, $0.01 par value	112,084,786

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,	December 31,
(Unaudited)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$616,201	$158,821
Restricted cash	22,375	19,030
Accounts receivable, net	24,056	25,289
Inventories	15,137	15,462
Prepaid expenses and other current assets	34,359	37,250
Income taxes receivable	556	1,380
Total current assets	712,684	257,232
Property and equipment, net	2,210,482	2,225,342
Investment in unconsolidated subsidiary	253,598	244,621
Other assets, net	48,947	48,341
Intangible assets, net	886,062	890,054
Goodwill, net	685,310	685,310
Total assets	$4,797,083	$4,350,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$27,688	$29,750
Accounts payable	67,177	75,803
Accrued liabilities	243,117	249,518
Total current liabilities	337,982	355,071
Long-term debt, net of current maturities and debt issuance costs	3,657,911	3,239,799
Deferred income taxes	168,708	162,189
Other long-term tax liabilities	3,149	3,085
Other liabilities	85,734	82,745
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,990,303 and 111,614,420 shares outstanding	1,120	1,117
Additional paid-in capital	946,914	945,041
Accumulated deficit	(404,691)	(437,881)
Accumulated other comprehensive income (loss)	206	(316)
Total Boyd Gaming Corporation stockholders' equity	543,549	507,961
Noncontrolling interest	50	50
Total stockholders' equity	543,599	508,011
Total liabilities and stockholders' equity	$4,797,083	$4,350,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data)	March 31,
(Unaudited)	2016	2015
Revenues
Gaming	$462,551	$464,757
Food and beverage	76,800	76,296
Room	41,875	39,353
Other	31,466	29,685
Gross revenues	612,692	610,091
Less promotional allowances	60,314	59,513
Net revenues	552,378	550,578
Operating costs and expenses
Gaming	223,525	226,697
Food and beverage	41,803	41,567
Room	10,499	10,047
Other	19,332	19,646
Selling, general and administrative	81,851	81,689
Maintenance and utilities	23,848	25,319
Depreciation and amortization	47,653	51,942
Corporate expense	17,907	19,652
Project development, preopening and writedowns	1,841	955
Impairments of assets	1,440	1,065
Other operating items, net	429	116
Total operating costs and expenses	470,128	478,695
Boyd's share of Borgata's operating income	18,836	11,675
Operating income	101,086	83,558
Other expense (income)
Interest income	(497)	(471)
Interest expense, net of amounts capitalized	53,065	56,935
Loss on early extinguishments of debt	427	508
Other, net	77	618
Boyd's share of Borgata's non-operating items, net	7,206	7,661
Total other expense, net	60,278	65,251
Income before income taxes	40,808	18,307
Income taxes benefit (provision)	(7,618)	16,796
Net income	$33,190	$35,103

Basic net income per common share	$0.29	$0.31
Weighted average basic shares outstanding	114,109	111,446

Diluted net income per common share	$0.29	$0.31
Weighted average diluted shares outstanding	114,868	112,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2016	2015
Net income	$33,190	$35,103
Other comprehensive income, net of tax:
Fair value of adjustments to available-for-sale securities, net of tax	522	271
Comprehensive income attributable to Boyd Gaming Corporation	$33,712	$35,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)
(Unaudited)	Shares	Amount
Balances, January 1, 2016	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011
Net income	—	—	—	33,190	—	—	33,190
Comprehensive income attributable to Boyd	—	—	—	—	522	—	522
Stock options exercised	53,013	—	321	—	—	—	321
Release of restricted stock units, net of tax	163,843	2	(842)	—	—	—	(840)
Release of performance stock units, net of tax	159,027	1	(869)	—	—	—	(868)
Share-based compensation costs	—	—	3,263	—	—	—	3,263
Other	—	—	—	—	—	—	—
Balances, March 31, 2016	111,990,303	$1,120	$946,914	$(404,691)	$206	$50	$543,599

Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	35,103	—	—	35,103
Comprehensive income attributable to Boyd	—	—	—	—	271	—	271
Stock options exercised	610,274	6	4,413	—	—	—	4,419
Release of performance stock units, net of tax	477,204	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	3,441	—	—	—	3,441
Balances, March 31, 2015	110,364,538	$1,104	$927,515	$(450,012)	$218	$50	$478,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2016	2015
Cash Flows from Operating Activities
Net income	$33,190	$35,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,653	51,942
Amortization of debt financing costs and discounts on debt	4,594	5,326
Share-based compensation expense	3,263	3,441
Deferred income taxes	6,519	5,394
Non-cash impairment of assets	1,440	1,065
Distribution from unconsolidated subsidiary	2,654	—
Loss on early extinguishments of debt	427	508
Boyd's share of Borgata's net income	(11,631)	(4,014)
Other operating activities	486	(1,559)
Changes in operating assets and liabilities:
Restricted cash	(3,345)	(3,358)
Accounts receivable, net	1,330	1,440
Inventories	326	968
Prepaid expenses and other current assets	2,890	(615)
Current other tax asset	—	1,802
Income taxes receivable	824	(4)
Other assets, net	(654)	1,581
Accounts payable and accrued liabilities	(9,990)	(19,725)
Other long-term tax liabilities	64	(23,002)
Other liabilities	2,990	3,345
Net cash provided by operating activities	83,030	59,638
Cash Flows from Investing Activities
Capital expenditures	(35,297)	(19,269)
Other investing activities	5	2,316
Net cash used in investing activities	(35,292)	(16,953)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	223,900	203,700
Payments under Boyd Gaming bank credit facility	(530,350)	(245,675)
Borrowings under Peninsula bank credit facility	95,200	91,400
Payments under Peninsula bank credit facility	(114,725)	(108,625)
Proceeds from issuance of senior notes	750,000	—
Debt financing costs	(12,996)	—
Payments on retirements of long-term debt	—	(2)
Share-based compensation activities, net	(1,387)	1,973
Net cash provided by (used in) financing activities	409,642	(57,229)
Change in cash and cash equivalents	457,380	(14,544)
Cash and cash equivalents, beginning of period	158,821	145,341
Cash and cash equivalents, end of period	$616,201	$130,797
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$50,600	$52,239
Cash paid (received) for income taxes, net of refunds	204	(1,656)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$6,610	$7,333
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD."

We are a diversified operator of 21 wholly owned gaming entertainment properties and one property, Borgata Hotel Casino & Spa ("Borgata"), in which we hold a non-controlling 50% equity interest in the limited liability company. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and New Jersey.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 25, 2016.

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

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming and its wholly owned subsidiaries. Investments in unconsolidated affiliates, which do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. (See Note 3, Investment in Borgata.) All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments, which include cash on hand and in banks, interest-bearing deposits and money market funds with maturities of three months or less at their date of purchase. The instruments are not restricted as to withdrawal or use and are on deposit with high credit quality financial institutions. Although these balances may at times exceed the federal insured deposit limit, we believe such risk is mitigated by the quality of the institution holding such deposit. The carrying values of these instruments approximate their fair values as such balances are generally available on demand.

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
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Rooms	$18,945	$18,744
Food and beverage	37,452	37,714
Other	3,917	3,055
Total promotional allowances	$60,314	$59,513

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Rooms	$8,569	$8,782
Food and beverage	33,271	33,552
Other	2,981	2,787
Total estimated cost of promotional allowances	$44,821	$45,121

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of income. These taxes totaled approximately $82.6 million and $83.4 million for the three months ended March 31, 2016 and 2015, respectively.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies.

As of March 31, 2016, we concluded that it was not more likely than not that the benefit from our deferred tax assets would be realized. As a result of our analysis, a valuation allowance of $240.4 million has been recorded on our federal and state income tax net operating loss carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. Based on recent earnings, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. However, the exact timing will be dependent on the levels of income achieved and management's visibility into future period results. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

For the three months ended March 31, 2016 and 2015, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. We believe this method provides the most reliable estimate of year-to-date income tax expense.

Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes.  Such adjustments relate primarily to changes in our valuation allowance and the accrual of non-cash tax expense in connection with the tax amortization

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

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

Reclassifications
Asset transaction costs that were previously disaggregated in our condensed consolidated statement of income for the three months ended March 31, 2015 were accumulated with preopening expenses. This reclassification had no effect on our retained earnings or net income as previously reported.

Amortization of debt financing costs and amortization of discounts on debt, which were previously disaggregated in our condensed consolidated statement of cash flows for the three months ended March 31, 2015, were combined. This reclassification had no effect on our cash provided by operating activities as previously reported.

Recently Issued Accounting Pronouncements
Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09")
In March 2016, the Financial Accounting Standards Board ("FASB") issued Update 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-09 to the financial statements.

Accounting Standards Update 2016-08, Revenue from Contracts with Customers ("Update 2016-08")
In March 2016, the FASB issued Update 2016-08 which amends the principal-versus agent implementation guidance and illustrations in Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09"). The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of Updates 2016-08 and 2014-09 to the financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures ("Update 2016-07")
In March 2016, the FASB issued Update 2016-07 which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-07 to the financial statements.

Accounting Standards Update 2016-02, Leases ("Update 2016-02")
In February 2016, the FASB issued Update 2016-02 which requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-02 to the financial statements.

Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("Update 2016-01")
In January 2016, the FASB issued Update 2016-01, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted only if explicit early adoption guidance is applied. The Company is evaluating the impact of the new standard on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    INVESTMENT IN BORGATA
The Company and MGM Resorts International each hold a 50% interest in Marina District Development Holding Co., LLC ("Holding Company"). Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata. We are the managing member of Holding Company, and we are responsible for the day-to-day operations of Borgata. We account for our investment in Borgata by applying the equity method of accounting.

Select balance sheet information for Borgata is as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Cash and cash equivalents	$29,838	$44,134

Outstanding Principal Balance of Long-term Debt
Bank Credit Facility	$11,600	$37,700
2018 Term Loan	223,000	240,900
2023 Term Loan	416,850	418,950
	$651,450	$697,550

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net revenues	$190,293	$182,589
Operating expenses	152,620	159,239
Operating income	37,673	23,350
Non-operating expenses	14,412	15,322
Net income	$23,261	$8,028

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Land	$228,417	$229,857
Buildings and improvements	2,553,426	2,539,578
Furniture and equipment	1,173,338	1,152,277
Riverboats and barges	238,730	238,743
Construction in progress	36,668	42,497
Other	7,404	7,404
Total property and equipment	4,237,983	4,210,356
Less accumulated depreciation	2,027,501	1,985,014
Property and equipment, net	$2,210,482	$2,225,342

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the 2013 sale of the Echelon development project. Such assets are not in service and are not currently being depreciated.

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Depreciation expense	$43,556	$45,102

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2016
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.6 years	$136,300	$(113,711)	$—	$22,589
Favorable lease rates	32.2 years	45,370	(12,272)	—	33,098
Development agreement	—	21,373	—	—	21,373
		203,043	(125,983)	—	77,060

Indefinite lived intangible assets
Trademarks and other	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, March 31, 2016		$1,205,879	$(159,943)	$(159,874)	$886,062

	December 31, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.9 years	$136,300	$(109,994)	$—	$26,306
Favorable lease rates	32.4 years	45,370	(11,997)	—	33,373
Development agreement	—	21,373	—	—	21,373
		203,043	(121,991)	—	81,052

Indefinite lived intangible assets
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, December 31, 2015		$1,205,879	$(155,951)	$(159,874)	$890,054

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Payroll and related expenses	$61,815	$71,815
Interest	32,546	35,337
Gaming liabilities	33,104	37,496
Player loyalty program liabilities	18,464	18,491
Accrued liabilities	97,188	86,379
Total accrued liabilities	$243,117	$249,518

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		March 31, 2016
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Mar. 31, 2016	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt
Bank credit facility	3.88%	$903,275	$(2,288)	$(8,894)	$892,093
9.00% senior notes due 2020	9.00%	350,000	—	(6,647)	343,353
6.875% senior notes due 2023	6.88%	750,000	—	(12,525)	737,475
6.375% senior notes due 2026	6.38%	750,000	—	(12,935)	737,065
		2,753,275	(2,288)	(41,001)	2,709,986

Peninsula Segment Debt
Bank credit facility	4.25%	643,225	—	(11,939)	631,286
8.375% senior notes due 2018	8.38%	350,000	—	(5,673)	344,327
		993,225	—	(17,612)	975,613
Total long-term debt		3,746,500	(2,288)	(58,613)	3,685,599
Less current maturities		27,688	—	—	27,688
Long-term debt, net		$3,718,812	$(2,288)	$(58,613)	$3,657,911

		December 31, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2015	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt
Bank credit facility	3.75%	$1,209,725	$(2,702)	$(9,746)	$1,197,277
9.00% senior notes due 2020	9.00%	350,000	—	(7,044)	342,956
6.875% senior notes due 2023	6.88%	750,000	—	(12,934)	737,066
		2,309,725	(2,702)	(29,724)	2,277,299

Peninsula Segment Debt
Bank credit facility	4.25%	662,750	—	(14,143)	648,607
8.375% senior notes due 2018	8.38%	350,000	—	(6,357)	343,643
		1,012,750	—	(20,500)	992,250
Total long-term debt		3,322,475	(2,702)	(50,224)	3,269,549
Less current maturities		29,750	—	—	29,750
Long-term debt, net		$3,292,725	$(2,702)	$(50,224)	$3,239,799

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Boyd Gaming Debt
Boyd Bank Credit Facility
The outstanding principal amounts under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") are comprised of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Revolving Credit Facility	$—	$240,000
Term A Loan	177,025	183,275
Term B Loan	726,250	730,750
Swing Loan	—	55,700
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$903,275	$1,209,725

At March 31, 2016, approximately $0.9 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $592.9 million.

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility and the balance was retained in money market funds and classified as cash equivalents on the condensed consolidated balance sheets.

In conjunction with the issuance of the 6.375% Notes, we incurred approximately $13.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.375% Notes using the effective interest method.

The 6.375% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.375% Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.375% Notes at a price equal to 101% of the principal amount of the 6.375% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.375% Notes.

At any time prior to April 1, 2021, we may redeem the 6.375% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. After April 1, 2021, we may redeem all or a portion of the 6.375% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.188% in 2021 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 6.375% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.375% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 6.375% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 6.375% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 6.375% Notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 6.375% Notes, or the registration statement is filed and declared effective

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the 6.375% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We currently intend to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Peninsula Segment Debt
Bank Credit Facility
The outstanding principal amounts under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") are comprised of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Term Loan	$621,625	$647,750
Revolving Facility	14,000	9,000
Swing Loan	7,600	6,000
Total outstanding principal amounts under the Peninsula Credit Facility	$643,225	$662,750

At March 31, 2016, approximately $643.2 million was outstanding under the Peninsula Credit Facility and $5.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $23.4 million.

Early Extinguishments of Debt
We incurred non-cash charges of $0.4 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively, for deferred debt financing costs written off related to the Peninsula Credit Facility, which represents the ratable reduction in borrowing capacity due to optional prepayments made during these periods.

Covenant Compliance
As of March 31, 2016, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016, except for the pending acquisitions of ALST Casino Holdco, LLC, and the Las Vegas assets of Cannery Casino Resorts, LLC, as discussed in Note 13, Subsequent Events.

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
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of income.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Gaming	$85	$68
Food and beverage	16	13
Room	8	6
Selling, general and administrative	432	344
Corporate expense	2,722	3,010
Total share-based compensation expense	$3,263	$3,441

Performance Shares Vesting
The Performance Share Unit ("PSU") grants awarded in December 2012 and 2011 vested during first quarters of 2016 and 2015, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.
The PSU grant awarded in December 2012 resulted in a total of 213,365 shares issued, representing approximately 0.59 shares per PSU. Of the 213,365 shares issued, a total of 54,338 were surrendered by the participants for payroll taxes, resulting a net issuance of 159,027 shares due to the vesting of the 2012 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2015; therefore, the vesting of the PSUs did not impact compensation costs in our 2016 condensed consolidated statement of income.

The PSU grant awarded in December 2011 resulted in a total of 654,478 shares issued, representing approximately 1.67 shares per PSU. Of the 654,478 shares issued, a total of 177,274 were surrendered by the participants for payroll taxes, resulting a net issuance of 477,204 shares due to the vesting of the 2011 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2014; therefore, the vesting of the PSUs did not impact compensation costs in our 2015 condensed consolidated statement of income.

NOTE 10.     FAIR VALUE MEASUREMENTS
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
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	March 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$616,201	$616,201	$—	$—
Restricted cash	22,375	22,375	—	—
Investment available for sale	18,394	—	—	18,394

Liabilities
Contingent payments	$3,560	$—	$—	$3,560

	December 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$158,821	$158,821	$—	$—
Restricted cash	19,030	19,030	—	—
Investment available for sale	17,839	—	—	17,839

Liabilities
Contingent payments	$3,632	$—	$—	$3,632

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at March 31, 2016 and December 31, 2015.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of March 31, 2016 and December 31, 2015. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income in the stockholders' equity section of the condensed consolidated balance sheets. At both March 31, 2016 and December 31, 2015, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at March 31, 2016 and December 31, 2015, $18.0 million and $17.4 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.2 million at both March 31, 2016 and December 31, 2015, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of income.

Contingent Payments
In connection with the development of the Kansas Star Casino ("KSC"), KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at both March 31, 2016 and December 31, 2015, is a discount rate of 18.5%. At both March 31, 2016 and December 31, 2015, there was a current liability of $0.9 million related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at both March 31, 2016 and December 31, 2015, of $2.7 million, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2016
	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at January 1, 2016	$17,839	$(3,632)
Total gains (losses) (realized or unrealized):
Included in earnings	33	(154)
Included in other comprehensive income	522	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances and settlements:
Settlements	—	226
Balance at March 31, 2016	$18,394	$(3,560)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$33	$—
Included in interest expense	—	(154)

	Three Months Ended March 31, 2015
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2015	$18,357	$(75)	$(3,792)
Total gains (losses) (realized or unrealized):
Included in earnings	31	75	(159)
Included in other comprehensive income	270	—	—
Transfers in or out of Level 3	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	—	230
Balance at March 31, 2015	$18,658	$—	$(3,721)

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
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$34,655	$27,357	$28,282	Level 3
Other financial instruments	200	189	189	Level 3

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,126	$27,660	$28,381	Level 3
Other financial instruments	200	186	186	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt
Bank credit facility	$903,275	$892,093	$901,204	Level 2
9.00% senior notes due 2020	350,000	343,353	370,125	Level 1
6.875% senior notes due 2023	750,000	737,475	798,750	Level 1
6.375% senior notes due 2026	750,000	737,065	778,125	Level 1
	2,753,275	2,709,986	2,848,204

Peninsula Segment Debt
Bank credit facility	643,225	631,286	642,479	Level 2
8.375% Senior Notes due 2018	350,000	344,327	357,000	Level 2
	993,225	975,613	999,479
Total debt	$3,746,500	$3,685,599	$3,847,683

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt
Bank credit facility	$1,209,725	$1,197,277	$1,202,870	Level 2
9.00% senior notes due 2020	350,000	342,956	372,750	Level 1
6.875% senior notes due 2023	750,000	737,066	772,500	Level 1
	2,309,725	2,277,299	2,348,120

Peninsula Segment Debt
Bank credit facility	662,750	648,607	661,131	Level 2
8.375% senior notes due 2018	350,000	343,643	357,000	Level 2
	1,012,750	992,250	1,018,131
Total debt	$3,322,475	$3,269,549	$3,366,251

The estimated fair values of the Boyd Gaming Credit Facility and the Peninsula Credit Facility are based on a relative value analysis performed on or about March 31, 2016 and December 31, 2015. The estimated fair values of Boyd Gaming's senior notes and Peninsula's senior notes are based on quoted market prices as of March 31, 2016 and December 31, 2015. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2016 or 2015.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

NOTE 11.    SEGMENT INFORMATION
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

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South, and Peninsula segments, and also includes Borgata's operating income before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results.

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
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of income:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net Revenues
Las Vegas Locals	$158,398	$150,302
Downtown Las Vegas	58,605	56,603
Midwest and South	209,185	217,764
Peninsula	126,190	125,909
Total Reportable Segment Net Revenues	$552,378	$550,578

Adjusted EBITDA
Las Vegas Locals	$44,271	$38,877
Downtown Las Vegas	12,681	10,677
Midwest and South	48,813	50,984
Peninsula	47,112	46,363
Borgata	22,668	18,913
Total Reportable Segment Adjusted EBITDA	175,545	165,814
Corporate expense	(15,185)	(16,642)
Adjusted EBITDA	160,360	149,172

Other operating costs and expenses
Deferred rent	817	857
Depreciation and amortization	47,653	51,942
Share-based compensation expense	3,263	3,441
Project development, preopening and writedowns	1,841	955
Impairments of assets	1,440	1,065
Other operating items, net	429	116
Our share of Borgata's other operating costs and expenses	3,831	7,238
Total other operating costs and expenses	59,274	65,614
Operating income	$101,086	$83,558

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2016	2015
Assets
Las Vegas Locals	$1,139,016	$1,155,224
Downtown Las Vegas	134,937	138,159
Midwest and South	1,238,370	1,263,751
Peninsula	1,361,437	1,370,991
Total Reportable Segment Assets	3,873,760	3,928,125
Corporate	923,323	422,775
Total Assets	$4,797,083	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.00% Senior Notes due July 2020, our 6.875% Senior Notes due May 2023 and our 6.375% Senior Notes due April 2026 is presented below. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent those entities comprising our Peninsula segment, special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

Condensed Consolidating Balance Sheets

	March 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$502,247	$84,304	$29,429	$221	$—	$616,201
Other current assets	12,635	56,330	28,564	—	(1,046)	96,483
Property and equipment, net	64,989	1,740,847	404,646	—	—	2,210,482
Investments in subsidiaries	3,616,657	174,761	—	—	(3,537,820)	253,598
Intercompany receivable	—	1,974,486	—	—	(1,974,486)	—
Other assets, net	13,033	9,180	26,734	—	—	48,947
Intangible assets, net	—	406,265	479,797	—	—	886,062
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$4,209,561	$4,658,967	$1,441,686	$221	$(5,513,352)	$4,797,083

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$6,188	$—	$—	$27,688
Other current liabilities	77,920	143,293	89,367	—	(286)	310,294
Accumulated losses of subsidiaries in excess of investment	—	—	315	—	(315)	—
Intercompany payable	840,588	—	1,133,504	475	(1,974,567)	—
Long-term debt, net of current maturities and debt issuance costs	2,688,486	—	969,425	—	—	3,657,911
Other long-term liabilities	37,518	156,198	63,875	—	—	257,591

Boyd Gaming Corporation stockholders' equity (deficit)	543,549	4,359,476	(820,988)	(254)	(3,538,234)	543,549
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	543,549	4,359,476	(820,988)	(254)	(3,538,184)	543,599
Total liabilities and stockholders' equity	$4,209,561	$4,658,967	$1,441,686	$221	$(5,513,352)	$4,797,083

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$124,426	$34,172	$221	$—	$158,821
Other current assets	14,602	61,157	23,660	—	(1,008)	98,411
Property and equipment, net	68,515	1,745,203	411,624	—	—	2,225,342
Investments in subsidiaries	3,547,690	138,116	—	—	(3,441,185)	244,621
Intercompany receivable	—	1,867,783	—	—	(1,867,783)	—
Other assets, net	12,521	8,982	26,838	—	—	48,341
Intangible assets, net	—	406,540	483,514	—	—	890,054
Goodwill, net	—	212,794	472,516	—	—	685,310
Total assets	$3,643,330	$4,565,001	$1,452,324	$221	$(5,309,976)	$4,350,900

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,250	$—	$—	$29,750
Other current liabilities	102,946	146,178	76,482	—	(285)	325,321
Accumulated losses of subsidiaries in excess of investment	—	—	3,192	—	(3,192)	—
Intercompany payable	720,400	—	1,147,082	475	(1,867,957)	—
Long-term debt, net of current maturities and debt issuance costs	2,255,800	—	983,999	—	—	3,239,799
Other long-term liabilities	34,723	154,633	58,663	—	—	248,019

Boyd Gaming Corporation stockholders' equity (deficit)	507,961	4,264,190	(825,344)	(254)	(3,438,592)	507,961
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	507,961	4,264,190	(825,344)	(254)	(3,438,542)	508,011
Total liabilities and stockholders' equity	$3,643,330	$4,565,001	$1,452,324	$221	$(5,309,976)	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$31,201	$419,641	$138,316	$—	$(36,780)	$552,378
Operating costs and expenses
Operating	450	221,709	73,000	—	—	295,159
Selling, general and administrative	12,386	54,173	15,290	—	2	81,851
Maintenance and utilities	—	20,447	3,401	—	—	23,848
Depreciation and amortization	1,778	31,175	14,700	—	—	47,653
Corporate expense	16,309	53	1,545	—	—	17,907
Project development, preopening and writedowns	756	376	709	—	—	1,841
Impairments of assets	1,440	—	—	—	—	1,440
Other operating items, net	106	323	—	—	—	429
Intercompany expenses	301	31,238	5,243	—	(36,782)	—
Total operating costs and expenses	33,526	359,494	113,888	—	(36,780)	470,128
Equity in earnings of subsidiaries	68,519	23,094	—	—	(72,777)	18,836
Operating income (loss)	66,194	83,241	24,428	—	(72,777)	101,086
Other expense (income)
Interest expense, net	32,928	2,286	17,354	—	—	52,568
Loss on early extinguishments of debt	—	—	427	—	—	427
Other, net	1	—	76	—	—	77
Boyd's share of Borgata's non-operating items, net	—	7,206	—	—	—	7,206
Total other expense, net	32,929	9,492	17,857	—	—	60,278
Income (loss) before income taxes	33,265	73,749	6,571	—	(72,777)	40,808
Income taxes benefit (provision)	(75)	(1,918)	(5,625)	—	—	(7,618)
Net income (loss)	$33,190	$71,831	$946	$—	$(72,777)	$33,190
Comprehensive income (loss)	$33,712	$72,353	$1,468	$—	$(73,821)	$33,712

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Income - continued

	Three Months Ended March 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$30,796	$418,592	$137,525	$—	$(36,335)	$550,578
Costs and expenses
Operating	450	223,587	73,920	—	—	297,957
Selling, general and administrative	12,403	54,342	14,944	—	—	81,689
Maintenance and utilities	—	21,711	3,608	—	—	25,319
Depreciation and amortization	1,287	32,687	17,968	—	—	51,942
Corporate expense	18,467	54	1,131	—	—	19,652
Project development, preopening and writedowns	(52)	(17)	983	41	—	955
Impairments of assets	—	—	1,065	—	—	1,065
Other operating items, net	—	70	46	—	—	116
Intercompany expenses	301	30,841	5,193	—	(36,335)	—
Total operating costs and expenses	32,856	363,275	118,858	41	(36,335)	478,695
Equity in earnings of subsidiaries	47,768	7,652	(41)	—	(43,704)	11,675
Operating income (loss)	45,708	62,969	18,626	(41)	(43,704)	83,558
Other expense (income)
Interest expense, net	33,396	702	22,366	—	—	56,464
Loss on early extinguishments of debt	—	—	508	—	—	508
Other, net	416	—	202	—	—	618
Boyd's share of Borgata's non-operating items, net	—	7,661	—	—	—	7,661
Total other expense, net	33,812	8,363	23,076	—	—	65,251
Income (loss) before income taxes	11,896	54,606	(4,450)	(41)	(43,704)	18,307
Income taxes benefit (provision)	23,207	(1,927)	(4,484)	—	—	16,796
Net income (loss)	$35,103	$52,679	$(8,934)	$(41)	$(43,704)	$35,103
Comprehensive income (loss)	$35,374	$52,950	$(8,663)	$(41)	$(44,246)	$35,374

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(35,967)	$86,355	$32,735	$—	$(93)	$83,030

Cash flows from investing activities
Capital expenditures	(11,143)	(19,774)	(4,380)	—	—	(35,297)
Net activity with affiliates	—	(106,703)	—	—	106,703	—
Other investing activities	—	—	5	—	—	5
Net cash from investing activities	(11,143)	(126,477)	(4,375)	—	106,703	(35,292)

Cash flows from financing activities
Borrowings under bank credit facility	223,900	—	95,200	—	—	319,100
Payments under bank credit facility	(530,350)	—	(114,725)	—	—	(645,075)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(12,996)	—	—	—	—	(12,996)
Net activity with affiliates	120,188	—	(13,578)	—	(106,610)	—
Share-based compensation activities, net	(1,387)	—	—	—	—	(1,387)
Net cash from financing activities	549,355	—	(33,103)	—	(106,610)	409,642

Net change in cash and cash equivalents	502,245	(40,122)	(4,743)	—	—	457,380
Cash and cash equivalents, beginning of period	2	124,426	34,172	221	—	158,821
Cash and cash equivalents, end of period	$502,247	$84,304	$29,429	$221	$—	$616,201

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(26,888)	$75,990	$5,730	$(41)	$4,847	$59,638

Cash flows from investing activities
Capital expenditures	(6,152)	(6,006)	(7,111)	—	—	(19,269)
Net activity with affiliates	—	(83,331)	—	—	83,331	—
Other investing activities	—	—	2,316	—	—	2,316
Net cash from investing activities	(6,152)	(89,337)	(4,795)	—	83,331	(16,953)

Cash flows from financing activities
Borrowings under bank credit facility	203,700	—	91,400	—	—	295,100
Payments under bank credit facility	(245,675)	—	(108,625)	—	—	(354,300)
Payments on long-term debt	—	—	(2)	—	—	(2)
Net activity with affiliates	73,815	—	14,322	41	(88,178)	—
Share-based compensation activities, net	1,973	—	—	—	—	1,973
Net cash from financing activities	33,813	—	(2,905)	41	(88,178)	(57,229)

Net change in cash and cash equivalents	773	(13,347)	(1,970)	—	—	(14,544)
Cash and cash equivalents, beginning of period	2	111,452	33,668	219	—	145,341
Cash and cash equivalents, end of period	$775	$98,105	$31,698	$219	$—	$130,797

NOTE 13.    SUBSEQUENT EVENTS
On April 21, 2016, Boyd Gaming announced it has entered into a definitive agreement to acquire ALST Casino Holdco, LLC (“ALST”), the holding company of Aliante Gaming, LLC (“Aliante”), the owner and operator of the Aliante Casino + Hotel + Spa, an upscale, resort-style casino and hotel situated in North Las Vegas and offering premium accommodations, gaming, dining, entertainment and retail for total net cash consideration of $380 million.

Boyd Gaming will acquire ALST pursuant to an Agreement and Plan of Merger (the “ALST Merger Agreement”), entered into on April 21, 2016, by and among, Boyd Gaming, Boyd TCII Acquisition, LLC, a wholly-owned subsidiary of Boyd Gaming (“TCII Acquisition”), and ALST. The ALST Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, TCII Acquisition will merge (the “ALST Merger”) with and into ALST, and ALST will be the surviving entity in the ALST Merger, such that following the ALST Merger, ALST and Aliante will be wholly-owned subsidiaries of Boyd Gaming.

The ALST Merger Agreement contains certain termination rights for both Boyd Gaming and ALST and further provides that, in connection with the termination of the ALST Merger Agreement under specified circumstances, Boyd Gaming may be required to pay ALST a termination fee of $30 million.

On April 25, 2016, Boyd Gaming announced it has entered into a definitive agreement to acquire The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel, located in North Las Vegas, and Nevada Palace, LLC (“Eastside”), the owner and operator of Eastside Cannery Casino and Hotel, located in the eastern part of the Las Vegas Valley, comprising the Las Vegas assets of Cannery Casino Resorts, LLC (“Seller”), for total cash consideration of $230 million, subject to adjustment based on the working capital, including cash and less indebtedness of the acquired assets and less any transaction expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015
______________________________________________________________________________________________________

Boyd Gaming will acquire Cannery and Eastside pursuant to a Membership Interest Purchase Agreement (the “Cannery Purchase Agreement”), entered into on April 25, 2016, by and among, Boyd Gaming, Seller, Cannery and Eastside. The Cannery Purchase Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Boyd Gaming will acquire from Seller all of the issued and outstanding membership interests of Cannery and Eastside (the “Cannery Purchase”), such that following the Cannery Purchase, Cannery and Eastside will be wholly-owned subsidiaries of Boyd Gaming.

The Cannery Purchase Agreement contains customary representations, warranties, covenants and termination rights. In addition, $20 million of the cash consideration will be placed in escrow to satisfy the indemnification obligations of Seller.

The completion of the ALST Merger and the Cannery Purchase are each subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of the respective conditions in each of the ALST Merger Agreement and the Cannery Purchase Agreement, we currently expect each of the transactions to close during the third quarter of 2016.

We have evaluated all events or transactions that occurred after March 31, 2016. During this period, up to the filing date, we did not identify any additional subsequent events, other than those disclosed above, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD."

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

Evaluating Acquisition Opportunities
Our evaluations of potential transactions and acquisitions are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price, such as the recently announced acquisitions of ALST Casino Holdco, LLC, and the Las Vegas assets of Cannery Casino Resorts, LLC.

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

RESULTS OF OPERATIONS
Overview

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net revenues	$552.4	$550.6
Operating income	101.1	83.6
Net income	33.2	35.1

Net Revenues
Net revenues increased $1.8 million, or 0.3%, for the three months ended March 31, 2016, compared to the prior year period due to a $2.5 million increase in gross rooms revenue, primarily in the Las Vegas Locals segment, and an increase of other revenues across all segments totaling $1.8 million. These increases were partially offset by a decrease of $2.2 million in gross gaming revenue, primarily due to a decrease in gross gaming revenues in the Midwest and South segment, offset by an increase in the Las Vegas Locals segment.

Operating Income
The $17.5 million, or 21.0%, increase in operating income during the three months ended March 31, 2016, compared to the corresponding period of the prior year reflects a $7.2 million increase in Boyd's share of Borgata's operating income over the prior year period, as well as the impact of increased net revenues in our Las Vegas Locals, Downtown Las Vegas and Peninsula segments, and controlled operating expenses in our Midwest and South segment.

Net Income
Net income for the three months ended March 31, 2016 was $33.2 million, compared with net income of $35.1 million for the corresponding period of the prior year. The change is primarily due to a $23.2 million reduction in our income tax provision in the three months ended March 31, 2015, due to settlements of previous years' income tax appeals, partially offset by an increase in Boyd's share of Borgata's operating income and decreases in operating expenses and interest expense over the prior year period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% and 76% of gross revenues for the three months ended March 31, 2016 and 2015, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended March 31, 2016 and 2015. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2016	2015
REVENUES
Gaming	$462.6	$464.8
Food and beverage	76.8	76.3
Room	41.9	39.4
Other	31.4	29.6
Gross revenues	612.7	610.1
Less promotional allowances	60.3	59.5
Net revenues	$552.4	$550.6

COSTS AND EXPENSES
Gaming	$223.5	$226.7
Food and beverage	41.8	41.6
Room	10.5	10.0
Other	19.3	19.6
Total costs and expenses	$295.1	$297.9

MARGINS
Gaming	51.7%	51.2%
Food and beverage	45.6%	45.5%
Room	74.9%	74.5%
Other	38.6%	33.8%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $2.2 million, or 0.5%, decrease in gaming revenues during the three months ended March 31, 2016 as compared to the corresponding period of the prior year, was due to a $9.0 million decrease in Midwest and South segment gaming revenue, primarily attributable to a 4.2% decrease in slot handle. The decline was partially offset by increases in gaming revenue of $4.9 million and $1.7 million in the

Las Vegas Locals and Downtown Las Vegas segments, respectively. Gaming expenses decreased by $3.2 million, or 1.4%, reflective of the overall reduction in gaming revenues.

Food and Beverage
Food and beverage revenues increased $0.5 million, or 0.7%, during the three months ended March 31, 2016, as compared to the corresponding period of the prior year. The increase was due to an increase in average guest check across all segments. The effect of these increases was partially offset by decreases in food covers of 3.2%, 5.2%, and 7.3% in the Downtown Las Vegas, Midwest and South and Peninsula segments, respectively. Food and beverage expenses and margin remained consistent as compared to last year.

Room
Room revenues increased by $2.5 million, or 6.4%, during the three months ended March 31, 2016, as compared to the corresponding period of the prior year due to increases in hotel occupancy in the Las Vegas Locals and Downtown Las Vegas segments, and in average daily rate across all segments. In particular, the Las Vegas Locals segment experienced an increase in hotel occupancy and average daily rate of 6.0% and 2.6%, respectively, over the prior year period. Room expenses and margin remained consistent as compared to last year.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $1.8 million, or 6.0%, during the three months ended March 31, 2016, as compared to the prior year as a result of investment in property amenities and increased visitor spending.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South, Peninsula and Borgata segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net revenues
Las Vegas Locals	$158.4	$150.3
Downtown Las Vegas	58.6	56.6
Midwest and South	209.2	217.8
Peninsula	126.2	125.9
Net revenues	$552.4	$550.6

Adjusted EBITDA (1)
Las Vegas Locals	$44.3	$38.9
Downtown Las Vegas	12.7	10.7
Midwest and South	48.8	50.9
Peninsula	47.1	46.4
Wholly owned Adjusted Property EBITDA	152.9	146.9
Corporate expense	(15.2)	(16.6)
Wholly owned Adjusted EBITDA	137.7	130.3
Borgata	22.7	18.9
Adjusted EBITDA	$160.4	$149.2
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of income.

Las Vegas Locals
Net revenues increased $8.1 million, or 5.4%, during the three months ended March 31, 2016, as compared to the corresponding period of the prior year, due primarily to a $4.9 million increase in gaming revenue resulting from a 6.2% increase in table game drop, a 0.6 percentage point increase in table game hold percentage and a 3.0% increase in slot handle. Average guest check increased 3.0%, the number of food covers increased 6.9%, hotel occupancy increased 6.0% and ADR increased 2.6%, resulting in an increase in food and beverage revenues and room revenues of 7.5% and 14.1%, respectively, over the prior year period.

Adjusted EBITDA increased by 13.9% for the three months ended March 31, 2016, over the comparable prior year period due to the flow-through effects of higher revenues and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $2.0 million, or 3.5%, during the three months ended March 31, 2016, as compared to the corresponding period of the prior year, due primarily to a $1.7 million increase in gaming revenues resulting from a 2.0% increase in slot handle, and a 0.5 percentage point increase in table game hold percentage. Additionally, food and beverage revenue and room revenues had modest increases related to a 3.4% increase in average guest check and a 0.9% increase hotel occupancy, respectively. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During the both of the three month periods ended March 31, 2016 and 2015, our Hawaiian market represented approximately 51% of our occupied rooms in this segment.

The revenue gains, coupled with our cost control efforts, resulted in a $2.0 million increase in the segment's Adjusted EBITDA for the three months ended March 31, 2016, as compared to the corresponding prior year.

Midwest and South
Net revenues decreased $8.6 million, or 3.9%, during the three months ended March 31, 2016, as compared to the corresponding period of the prior year, primarily due to a $9.0 million decrease in gaming revenues resulting from a 4.2% decrease in both table game drop and slot handle. Food and beverage revenues decreased 4.0% from prior year due primarily to a decrease in food covers, and room revenues remained consistent with the prior year. The results for the segment were impacted by severe flooding that affected operations in portions of Louisiana and Mississippi and the short-term impact of the recent opening of a new competitor in the Biloxi market.

The segment reported a $2.2 million decrease in Adjusted EBITDA for the three months ended March 31, 2016, as compared to the corresponding prior year period due to the decrease in revenues.

Peninsula
Net revenues in our Peninsula segment increased $0.3 million, or 0.2%, for the three months ended March 31, 2016, as compared to the prior year period. Gaming revenues increased 0.2% during the three months ended March 31, 2016 over the prior year comparable period. Gaming revenue growth was driven by an increase in hold in both slots and table games of 0.2% and 2.0%, respectively, and offset by a 1.4% decrease in slot handle and 3.5% decrease in table game drop. Food and beverage revenues decreased by $0.5 million, or 4.5%, during the three months ended March 31, 2016 as compared to the prior year comparable period due primarily to a reduction in complimentary food and beverage revenues.

Adjusted EBITDA for the Peninsula segment increased $0.7 million during the three months ended March 31, 2016.

Borgata
Adjusted EBITDA for Borgata for the first quarter 2016 increased $3.8 million as compared to the prior year. The increase reflects improved performance at the property. Adjusted EBITDA of $22.7 million reported for Borgata for the first quarter 2016 reflects our 50% share of the $45.3 million reported by the property on a standalone basis. The improved performance versus the prior year is primarily the result of revenue growth, including increased slot business, improved performance of the online operation and increased hotel occupancy.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of income, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Selling, general and administrative	$81.9	$81.7
Maintenance and utilities	23.8	25.3
Depreciation and amortization	47.7	51.9
Corporate expense	17.9	19.7
Project development, preopening and writedowns	1.8	1.0
Impairments of assets	1.4	1.1
Other operating items, net	0.4	0.1

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.4% during both of the three months ended March 31, 2016 and 2015. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 3.9% and 4.2% during the three months ended March 31, 2016 and 2015, respectively. The decrease between the periods is primarily due to the fact that no major maintenance projects were undertaken in the current year period, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 7.8% and 8.5% during the three months ended March 31, 2016 and 2015, respectively. Depreciation and amortization expense decreased $4.3 million for the three months ended March 31, 2016, compared to the prior year period. The overall decrease is primarily due to the decrease in intangible asset amortization for the Peninsula segment as its customer relationships are amortized using an accelerated method over their approximate useful life of five years.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.9% and 3.2% of gross revenues during each of the three months ended March 31, 2016 and 2015, respectively.

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

Impairments of Assets
Impairments of assets for the three months ended March 31, 2016 and 2015, included non-cash impairment charges primarily related to the planned dispositions of non-operating assets.

Other Operating Items, Net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Interest Expense, net
Boyd Gaming Corporation	$35.3	$38.3
Peninsula	17.3	18.2
	$52.6	$56.5

Average Long-Term Debt Balance (1)
Boyd Gaming Corporation	$2,342.5	$2,405.4
Peninsula	1,003.2	1,083.4

Weighted Average Interest Rates
Boyd Gaming Corporation	5.5%	5.8%
Peninsula	5.7%	5.6%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2016, decreased $3.9 million, or 6.9%, over the prior year. For Boyd Gaming, interest expense decreased compared to the corresponding period in the prior year due primarily to $750 million of senior notes at 6.875% due 2023 which we issued in the second quarter of 2015, the proceeds of which were partially used to retire $500 million of 9.125% senior notes due 2018, thus lowering our weighted average interest rate and providing a longer period before maturity. Additionally, other Boyd debt of $151.7 million was outstanding at 8.0% interest in the first quarter of 2015. This debt was subsequently retired in the fourth quarter of 2015. Interest expense, net, for Peninsula for the three months ended March 31, 2016, reflects a $0.9 million, or 4.7% decrease compared to the same period in 2015 primarily due to a reduction in average long-term borrowings outstanding of $80.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Boyd's share of Borgata's non-operating items, net
The Company applies the equity method of accounting to its 50% investment in Borgata. Amounts reported as Boyd's share of Borgata's non-operating items, net, include the Company’s share of a property tax recovery realized in first quarter 2016. As a result of the appeals of its 2009 and 2010 property taxes, Borgata was awarded a refund, including interest through March 31, 2016, of approximately $62.9 million. The income statement impact of the refund will not be recognized by Borgata until collectability is certain. During first quarter 2016, Borgata offset its current property tax installment payment against the refund due to it and, as a result, realized $7.3 million of the refund and recognized this amount as income in the first quarter.

Income Taxes
The effective tax rates during the three months ended March 31, 2016 and 2015 were 18.67% and (91.7%), respectively. We have computed our provision or benefit for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our effective tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit was impacted by changes in the valuation allowance applied to our federal and state income tax net operating losses and other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax benefit for the quarter ended March 31, 2015 was favorably impacted, as a result of an effective settlement in connection with our 2005 - 2009 IRS audit, by the realization of unrecognized tax benefits and reversal of related accrued interest.

A valuation allowance of $240.4 million has been recorded against our deferred tax assets as of March 31, 2016 due to uncertainties related to our ability to recognize these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. Based on recent earnings, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. However, the exact timing will be dependent on the levels of income achieved and management's visibility into future period results. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming Corporation and Peninsula including their levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the subdivisions of our Company as a "Business" and collectively as the "Businesses." Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses were as follows:

	March 31,	December 31,
(In millions)	2016	2015
Cash balance
Boyd Gaming Corporation	$589.0	$129.3
Peninsula	27.2	29.6

Working capital surplus (deficit)
Boyd Gaming Corporation	$386.1	$(79.5)
Peninsula	(11.4)	(17.9)

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net cash provided by operating activities	$83.0	$59.6

Cash flows from investing activities
Capital expenditures	(35.3)	(19.3)
Other investing activities	—	2.3
Net cash used in investing activities	(35.3)	(17.0)

Cash flows from financing activities
Net payments under Boyd Gaming Corporation bank credit facility	(306.5)	(42.0)
Net payments under Peninsula bank credit facility	(19.5)	(17.2)
Payments on retirements of long-term debt	—	—
Proceeds from issuance of senior secured notes	750.0	—
Other financing activities	(14.3)	2.0
Net cash provided by (used in) financing activities	409.7	(57.2)
Increase (decrease) in cash and cash equivalents	$457.4	$(14.6)

Cash Flows from Operating Activities
During the three months ended March 31, 2016 and 2015, we generated net operating cash flow of $83.0 million and $59.6 million, respectively. Generally, operating cash flows increased during 2016 as compared to the prior year period due to the flow through effect of higher revenues, the timing of working capital spending and a distribution from our unconsolidated subsidiary of $2.7 million.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2016 and 2015, we incurred net cash outflows for investing activities of $35.3 million and $17.0 million, respectively, due to our capital expenditures during the respective periods of $35.3 million and $19.3 million. Increases in capital spending as compared to the prior year are due to our ongoing non-gaming amenities initiative and the hotel expansion project at our Delta Downs property.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows for financing activities in the three months ended March 31, 2016 reflect primarily the net proceeds from the issuance of the 6.375% Notes, as discussed further below.

Indebtedness
The outstanding principal balances of long-term debt for each of the Businesses, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2016	December 31, 2015	Increase/ (Decrease)
Boyd Gaming Corporation Debt
Bank credit facility	$903.3	$1,209.7	$(306.4)
9.00% senior notes due 2020	350.0	350.0	—
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	—	750.0
	2,753.3	2,309.7	443.6

Peninsula Segment Debt
Bank credit facility	643.2	662.8	(19.6)
8.375% senior notes due 2018	350.0	350.0	—
	993.2	1,012.8	(19.6)
Total long-term debt	3,746.5	3,322.5	424.0
Less current maturities	27.7	29.8	(2.1)
Long-term debt, net	$3,718.8	$3,292.7	$426.1

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

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.9% at March 31, 2016 and 3.8% at December 31, 2015.

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

Amounts Outstanding
The principal amounts outstanding under the Boyd Gaming Credit Facility were:

	March 31,	December 31,
(In millions)	2016	2015
Revolving Credit Facility	$—	$240.0
Term A Loan	177.0	183.3
Term B Loan	726.3	730.8
Swing Loan	—	55.6
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$903.3	$1,209.7

At March 31, 2016, approximately $0.9 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $592.9 million.

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility and the balance was retained in money market funds and classified as cash equivalents on the condensed consolidated balance sheet.

In conjunction with the issuance of the 6.375% Notes, we incurred approximately $13.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.375% Notes using the effective interest method.

The 6.375% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.375% Notes, together, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.375% Notes at a price equal to 101% of the principal amount of the 6.375% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.375% Notes.

At any time prior to April 1, 2021, we may redeem the 6.375% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to April 1, 2021, we may redeem all or a portion of the 6.375% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.188% in 2021 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 6.375% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.375% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 6.375% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 6.375% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 6.375% Notes)

after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 6.375% Notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the 6.375% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We currently intend to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.375% to 9.00%) and principal repayments of our 9.00% senior notes due on July 1, 2020, our 6.875% senior notes due May 21, 2023, and our 6.375% senior notes due April 1, 2026.

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

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% at both March 31, 2016 and December 31, 2015.

At March 31, 2016, approximately $643.2 million was outstanding under the Peninsula Credit Facility and $5.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $23.4 million.

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

Covenant Compliance
As of March 31, 2016, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At March 31, 2016, the available borrowing capacity under these credit facilities was $592.9 million at Boyd Gaming Corporation and $23.4 million at Peninsula.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2016 and 2015, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
We anticipate funding our capital requirements using cash on hand, cash flows from operations and availability under our Revolving Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments
Capital Spending and Development
Our estimated total capital expenditures for 2016, excluding the pending acquisitions discussed below, are expected to be approximately $204 million, primarily comprised of projects to reposition non-gaming amenities, the hotel expansion project at our Delta Downs property, and various maintenance capital expenditures across our properties. We intend to fund such capital expenditures through our credit facilities and operating cash flows.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Pending Acquisitions
Subsequent to the end of the first quarter, we announced two agreements to acquire three casino properties in southern Nevada.

On April 21, 2016, we announced that we had entered into a definitive agreement (the “ALST Merger Agreement”) to acquire ALST Casino Holdco, LLC (“ALST”), the holding company of Aliante Gaming, LLC (“Aliante”), the owner and operator of the Aliante Casino + Hotel + Spa, an upscale, resort-style casino and hotel situated in North Las Vegas and offering premium accommodations, gaming, dining, entertainment and retail for total net cash consideration of $380 million (the “ALST Merger”).

On April 25, 2016, we announced that we had entered into a definitive agreement (the "Cannery Purchase Agreement") to acquire The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel, located in North Las Vegas, and Nevada Palace, LLC (“Eastside”), the owner and operator of Eastside Cannery Casino and Hotel, located in the eastern part of the Las Vegas Valley, comprising the Las Vegas assets of Cannery Casino Resorts, LLC (“Seller”), for total cash consideration of $230 million, subject to adjustment based on the working capital, including cash and less indebtedness of the acquired assets and less any transaction expenses (the "Cannery Purchase").

The completion of the ALST Merger and the Cannery Purchase are each subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of the respective conditions in each of the ALST Merger Agreement and the Cannery Purchase

Agreement, we currently expect each of the transactions to close during the third quarter of 2016. The acquisitions will be funded with cash on hand and available revolver capacity under the Boyd Gaming Bank Credit Facility.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

Critical Accounting Policies
There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2015, as filed with the SEC on February 25, 2016.

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

•
The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes and imposition of smoking bans, which could harm our business.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2015, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2016, Boyd Gaming Corporation long-term variable-rate borrowings represented approximately 32.8% of total long-term debt. Based on March 31, 2016 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause the annual interest costs to change by approximately $9.0 million.

As of March 31, 2016, Peninsula long-term variable-rate borrowings represented approximately 64.8% of total long-term debt. Based on March 31, 2016 debt levels, a 100 basis point increase in the Eurodollar rate or the base rate would cause the annual interest costs on the Revolving Credit Facility and Term Loan to increase by approximately $0.2 million and $2.7 million, respectively, and a 100 basis point decrease in the Eurodollar rate or the base rate would cause the annual interest costs on the Revolving Credit Facility to decrease by $0.1 million. There would be no decrease to interest costs on the Term Loan as the interest rate at March 31, 2016 was at the floor. The impact of a 100 basis point increase in the Eurodollar rate or the base rate on the Term Loan is lessened as the current Eurodollar rate at March 31, 2016 is below the established minimum 1.0% rate. The impact of a 100 basis point decrease in the Eurodollar rate or the base rate on the Revolving Credit Facility is capped as the current rate at March 31, 2016 is less than 1.0% above the lowest possible rate of 4.0%.

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

Item 1A.    Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2016.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer