Form 10-Q
period 2016-06-30
BOYD GAMING CORP
filed 2016-08-08
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2016
Common stock, $0.01 par value	112,276,228

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$628,278	$158,821
Restricted cash	20,719	19,030
Accounts receivable, net	26,765	25,289
Inventories	15,361	15,462
Prepaid expenses and other current assets	43,139	37,250
Income taxes receivable	1,615	1,380
Total current assets	735,877	257,232
Property and equipment, net	2,206,216	2,225,342
Other assets, net	47,541	48,341
Intangible assets, net	882,084	890,054
Goodwill, net	685,310	685,310
Investment in unconsolidated subsidiary held for sale	272,292	244,621
Total assets	$4,829,320	$4,350,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$29,750	$29,750
Accounts payable	72,486	75,803
Accrued liabilities	257,908	249,518
Total current liabilities	360,144	355,071
Long-term debt, net of current maturities and debt issuance costs	3,628,112	3,239,799
Deferred income taxes	175,452	162,189
Other long-term tax liabilities	3,212	3,085
Other liabilities	85,361	82,745
Commitments and contingencies (Notes 3, 8 and 13)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,269,993 and 111,614,420 shares outstanding	1,123	1,117
Additional paid-in capital	950,514	945,041
Accumulated deficit	(374,669)	(437,881)
Accumulated other comprehensive income (loss)	21	(316)
Total Boyd Gaming Corporation stockholders' equity	576,989	507,961
Noncontrolling interest	50	50
Total stockholders' equity	577,039	508,011
Total liabilities and stockholders' equity	$4,829,320	$4,350,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues
Gaming	$452,928	$468,580	$915,479	$933,337
Food and beverage	75,898	77,909	152,698	154,205
Room	43,365	42,332	85,240	81,685
Other	29,693	30,642	61,159	60,327
Gross revenues	601,884	619,463	1,214,576	1,229,554
Less promotional allowances	57,010	59,596	117,324	119,109
Net revenues	544,874	559,867	1,097,252	1,110,445
Operating costs and expenses
Gaming	217,768	224,686	441,293	451,383
Food and beverage	42,116	42,913	83,919	84,480
Room	11,293	10,682	21,792	20,729
Other	18,827	19,744	38,159	39,390
Selling, general and administrative	79,002	81,013	160,853	162,702
Maintenance and utilities	25,009	26,616	48,857	51,935
Depreciation and amortization	48,250	51,964	95,903	103,906
Corporate expense	16,099	17,352	34,006	37,004
Project development, preopening and writedowns	5,897	1,749	7,738	2,704
Impairments of assets	—	—	1,440	1,065
Other operating items, net	123	54	552	170
Total operating costs and expenses	464,384	476,773	934,512	955,468
Operating income	80,490	83,094	162,740	154,977
Other expense (income)
Interest income	(959)	(465)	(1,456)	(936)
Interest expense, net of amounts capitalized	61,887	57,131	114,952	114,066
Loss on early extinguishments of debt	419	30,962	846	31,470
Other, net	65	1,270	142	1,888
Total other expense, net	61,412	88,898	114,484	146,488
Income before income taxes	19,078	(5,804)	48,256	8,489
Income taxes benefit (provision)	(7,771)	(6,586)	(15,389)	9,625
Income (loss) from continuing operations, net of tax	11,307	(12,390)	32,867	18,114
Income (loss) from discontinued operations, net of tax	18,715	5,965	30,345	10,564
Net income (loss)	$30,022	$(6,425)	$63,212	$28,678

Basic net income (loss) per common share
Continuing operations	$0.10	$(0.11)	$0.29	$0.17
Discontinued operations	0.16	0.05	0.27	0.09
Basic net income (loss) per common share	$0.26	$(0.06)	$0.56	$0.26
Weighted average basic shares outstanding	114,328	112,232	114,218	111,841

Diluted net income (loss) per common share
Continuing operations	$0.10	$(0.11)	$0.29	$0.16
Discontinued operations	0.16	0.05	0.26	0.09
Diluted net income (loss) per common share	$0.26	$(0.06)	$0.55	$0.25
Weighted average diluted shares outstanding	115,077	112,232	114,974	112,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$30,022	$(6,425)	$63,212	$28,678
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(185)	(1,033)	337	(763)
Comprehensive income (loss) attributable to Boyd Gaming Corporation	$29,837	$(7,458)	$63,549	$27,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2016	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011
Net income	—	—	—	63,212	—	—	63,212
Comprehensive income attributable to Boyd	—	—	—	—	337	—	337
Stock options exercised	241,546	2	1,437	—	—	—	1,439
Release of restricted stock units, net of tax	255,000	2	(678)	—	—	—	(676)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Share-based compensation costs	—	—	5,583	—	—	—	5,583
Balances, June 30, 2016	112,269,993	$1,123	$950,514	$(374,669)	$21	$50	$577,039

Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	28,678	—	—	28,678
Comprehensive income attributable to Boyd	—	—	—	—	(763)	—	(763)
Stock options exercised	632,972	6	4,587	—	—	—	4,593
Release of restricted stock units, net of tax	81,058	1	(48)	—	—	—	(47)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	6,367	—	—	—	6,367
Balances, June 30, 2015	110,472,839	$1,105	$930,567	$(456,437)	$(816)	$50	$474,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$63,212	$28,678
Net (income) loss from discontinued operations	(30,345)	(10,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,903	103,906
Amortization of debt financing costs and discounts on debt	9,077	11,175
Share-based compensation expense	5,583	6,367
Deferred income taxes	13,282	12,130
Non-cash impairment of assets	1,440	1,065
Loss on early extinguishments of debt	846	31,470
Other operating activities	858	(792)
Changes in operating assets and liabilities:
Restricted cash	(1,690)	(3,379)
Accounts receivable, net	(1,297)	(1,391)
Inventories	99	597
Prepaid expenses and other current assets	(5,859)	(8,401)
Current other tax asset	—	1,802
Income taxes receivable	(235)	1,243
Other assets, net	(691)	1,625
Accounts payable and accrued liabilities	7,334	279
Other long-term tax liabilities	127	(23,067)
Other liabilities	2,617	3,033
Net cash provided by operating activities	160,261	155,776
Cash Flows from Investing Activities
Capital expenditures	(72,447)	(58,112)
Other investing activities	704	2,975
Net cash used in investing activities	(71,743)	(55,137)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	223,900	396,100
Payments under Boyd Gaming bank credit facility	(530,350)	(679,525)
Borrowings under Peninsula bank credit facility	165,000	170,800
Payments under Peninsula bank credit facility	(217,225)	(223,187)
Proceeds from issuance of senior notes	750,000	750,000
Debt financing costs, net	(12,936)	(13,496)
Payments on retirements of long-term debt	—	(500,000)
Premium and consent fees paid	—	(24,246)
Share-based compensation activities, net	(104)	2,100
Other financing activities	—	(3)
Net cash provided by (used in) financing activities	378,285	(121,457)
Cash Flows from Discontinued Operations
Cash flows from operating activities	2,654	—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	2,654	—
Change in cash and cash equivalents	469,457	(20,818)
Cash and cash equivalents, beginning of period	158,821	145,341
Cash and cash equivalents, end of period	$628,278	$124,523
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$92,940	$100,699
Cash paid (received) for income taxes, net of refunds	2,198	(2,408)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$7,140	$6,939
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
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

We are a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

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

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming and its wholly owned subsidiaries. Investments in unconsolidated affiliates, which do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement (the “Purchase Agreement”) to sell our 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata Hotel Casino & Spa ("Borgata"), to MGM Resorts International ("MGM"), and the transaction closed on August 1, 2016. (See Note 3, Acquisitions and Divestitures.) We account for our investment in Borgata applying the equity method and report its results as discontinued operations for all periods presented in these condensed consolidated financial statements.

Revisions and Reclassifications
The financial information for the three and six months ended June 30, 2015 is derived from our condensed consolidated financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and has been revised to reflect the results of operations and cash flows of our equity investment in Borgata as discontinued operations. (See Note 3, Acquisitions and Divestitures)

Asset transaction costs that were previously disaggregated in our condensed consolidated statement of operations for the three and six months ended June 30, 2015 were accumulated with preopening expenses. This reclassification had no effect on our retained earnings or net income as previously reported.

Amortization of debt financing costs and amortization of discounts on debt, which were previously disaggregated in our condensed consolidated statement of cash flows for the six months ended June 30, 2015, were combined. This reclassification had no effect on our cash provided by operating activities as previously reported.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
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

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Rooms	$18,294	$19,188	$37,239	$37,932
Food and beverage	35,660	37,131	73,112	74,845
Other	3,056	3,277	6,973	6,332
Total promotional allowances	$57,010	$59,596	$117,324	$119,109

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Rooms	$7,921	$8,470	$16,490	$17,252
Food and beverage	30,842	32,397	64,113	65,949
Other	3,000	2,888	5,981	5,675
Total estimated cost of promotional allowances	$41,763	$43,755	$86,584	$88,876

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $81.5 million and $85.5 million for the three months ended June 30, 2016 and 2015, respectively, and $164.1 million and $168.9 million for the six months ended June 30, 2016 and 2015, respectively.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies.

As of June 30, 2016, we concluded that it was not more likely than not that the benefit from our deferred tax assets would be realized. As a result of our analysis, a valuation allowance of $231.6 million has been recorded on our federal and state income tax net operating loss carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. Based on recent earnings and the gain on the sale of our membership interest in Borgata, in the third quarter of 2016, it is likely that sufficient positive evidence will become available to reach a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets in the third quarter of 2016. However,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

the exact timing will be dependent on the levels of income achieved and management's visibility into future period results. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

For the six months ended June 30, 2016 and 2015, we have computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. We believe this method provides the most reliable estimate of year-to-date income tax expense.

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2016-13, Financial Instruments-Credit Losses ("Update 2016-13")
In June 2016, the Financial Accounting Standards Board ("FASB") issued Update 2016-13, which amends the guidance on the impairment of financial instruments. Update 2016-13 adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-13 to the financial statements.

Accounting Standards Update 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"); Accounting Standards Update 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("Update 2016-11"); Accounting Standards Update 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("Update 2016-10"); and Accounting Standards Update 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("Update 2016-08")

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

In March 2016 through May 2016, the FASB issued Update 2016-08, Update 2016-10, Update 2016-11 and Update 2016-12, which amend and further clarify the new revenue standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09"), which was subsequently amended and deferred in Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14", and collectively with the original standard, Update 2014-09, and subsequent amendments, Update 2016-08, Update 2016-10, Update 2016-11 and Update 2016-12, the "Revenue Standard"). The Revenue Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier application is permitted only for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of the Revenue Standard on its consolidated financial statements.

Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09")
In March 2016, the FASB issued Update 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-09 to the financial statements.

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

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
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

Boyd Gaming will acquire ALST pursuant to an Agreement and Plan of Merger (the “ALST Merger Agreement”) entered into on April 21, 2016, by and among, Boyd Gaming, Boyd TCII Acquisition, LLC, a wholly-owned subsidiary of Boyd Gaming (“TCII Acquisition”), and ALST. The ALST Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, TCII Acquisition will merge (the “ALST Merger”) with and into ALST, and ALST will be the surviving entity in the ALST Merger, such that following the ALST Merger, ALST and Aliante will be wholly-owned subsidiaries of Boyd Gaming.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

The ALST Merger Agreement contains certain termination rights for both Boyd Gaming and ALST and further provides that, in connection with the termination of the ALST Merger Agreement under specified circumstances, Boyd Gaming may be required to pay ALST a termination fee of $30 million.

On April 25, 2016, Boyd Gaming announced it has entered into a definitive agreement to acquire The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel located in North Las Vegas, and Nevada Palace, LLC (“Eastside”), the owner and operator of Eastside Cannery Casino and Hotel located in the eastern part of the Las Vegas Valley, comprising the Las Vegas assets of Cannery Casino Resorts, LLC (“CCR”), for total cash consideration of $230 million, subject to adjustment based on the working capital, including cash and less indebtedness of the acquired assets and less any transaction expenses.

Boyd Gaming will acquire Cannery and Eastside pursuant to a Membership Interest Purchase Agreement (the “Cannery Purchase Agreement”) entered into on April 25, 2016, by and among, Boyd Gaming, CCR, Cannery and Eastside. The Cannery Purchase Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Boyd Gaming will acquire from CCR all of the issued and outstanding membership interests of Cannery and Eastside (the “Cannery Purchase”), such that, following the Cannery Purchase, Cannery and Eastside will be wholly-owned subsidiaries of Boyd Gaming.

The Cannery Purchase Agreement contains customary representations, warranties, covenants and termination rights. In addition, $20 million of the cash consideration will be placed in escrow to satisfy the indemnification obligations of CCR.

The completion of the ALST Merger and the Cannery Purchase are each subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of the respective conditions in each of the ALST Merger Agreement and the Cannery Purchase Agreement, we currently expect each of the transactions to close before the end of 2016.

Investment in and Divestiture of Borgata
Prior to the sale of our equity interest, which closed on August 1, 2016, the Company and MGM each held a 50% interest in MDDHC, which owns all the equity interests in Borgata. Until the closing of the sale, we were the managing member of MDDHC, and we were responsible for the day-to-day operations of Borgata.

Pursuant to the Purchase Agreement, on August 1, 2016, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the “Transaction”). Following the Transaction, MDDHC became a wholly-owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date in the form of outstanding indebtedness, cash and working capital. These initial proceeds do not include our 50% share of any future property tax settlement benefits, to which Boyd Gaming retains the right to receive upon payment. Borgata estimates that it is entitled to property tax refunds totaling $160 million, including amounts due under court decisions rendered in its favor and estimates for open tax appeals.

We reflect the results of operations and cash flows from our investment in Borgata as discontinued operations for all periods presented in these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net revenues	$203,347	$191,163	$393,640	$373,752
Operating expenses	150,195	160,986	302,815	320,225
Operating income	53,152	30,177	90,825	53,527
Non-operating expenses	15,764	18,224	30,176	33,546
Net income (loss)	$37,388	$11,953	$60,649	$19,981

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Land	$228,417	$229,857
Buildings and improvements	2,560,891	2,539,578
Furniture and equipment	1,179,455	1,152,277
Riverboats and barges	238,826	238,743
Construction in progress	51,958	42,497
Other	7,404	7,404
Total property and equipment	4,266,951	4,210,356
Less accumulated depreciation	2,060,735	1,985,014
Property and equipment, net	$2,206,216	$2,225,342

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the 2013 sale of the Echelon development project. Such assets are not in service and are not currently being depreciated.

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Depreciation expense	$44,266	$45,159	$87,821	$90,261

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2016
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.4 years	$136,300	$(117,429)	$—	$18,871
Favorable lease rates	31.9 years	45,370	(12,532)	—	32,838
Development agreement	—	21,373	—	—	21,373
		203,043	(129,961)	—	73,082

Indefinite lived intangible assets
Trademarks and other	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, June 30, 2016		$1,205,879	$(163,921)	$(159,874)	$882,084

	December 31, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.9 years	$136,300	$(109,994)	$—	$26,306
Favorable lease rates	32.4 years	45,370	(11,997)	—	33,373
Development agreement	—	21,373	—	—	21,373
		203,043	(121,991)	—	81,052

Indefinite lived intangible assets
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, December 31, 2015		$1,205,879	$(155,951)	$(159,874)	$890,054

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Payroll and related expenses	$63,696	$71,815
Interest	47,008	35,337
Gaming liabilities	34,702	37,496
Player loyalty program liabilities	18,003	18,491
Other accrued liabilities	94,499	86,379
Total accrued liabilities	$257,908	$249,518

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		June 30, 2016
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	June 30, 2016	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt
Bank credit facility	3.89%	$903,275	$(2,152)	$(8,134)	$892,989
9.00% senior notes due 2020	9.00%	350,000	—	(6,250)	343,750
6.875% senior notes due 2023	6.88%	750,000	—	(12,087)	737,913
6.375% senior notes due 2026	6.38%	750,000	—	(12,554)	737,446
		2,753,275	(2,152)	(39,025)	2,712,098

Peninsula Segment Debt
Bank credit facility	4.25%	610,525	—	(9,788)	600,737
8.375% senior notes due 2018	8.38%	350,000	—	(4,973)	345,027
		960,525	—	(14,761)	945,764
Total long-term debt		3,713,800	(2,152)	(53,786)	3,657,862
Less current maturities		29,750	—	—	29,750
Long-term debt, net		$3,684,050	$(2,152)	$(53,786)	$3,628,112

		December 31, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2015	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt
Bank credit facility	3.75%	$1,209,725	$(2,702)	$(9,746)	$1,197,277
9.00% senior notes due 2020	9.00%	350,000	—	(7,044)	342,956
6.875% senior notes due 2023	6.88%	750,000	—	(12,934)	737,066
		2,309,725	(2,702)	(29,724)	2,277,299

Peninsula Segment Debt
Bank credit facility	4.25%	662,750	—	(14,143)	648,607
8.375% senior notes due 2018	8.38%	350,000	—	(6,357)	343,643
		1,012,750	—	(20,500)	992,250
Total long-term debt		3,322,475	(2,702)	(50,224)	3,269,549
Less current maturities		29,750	—	—	29,750
Long-term debt, net		$3,292,725	$(2,702)	$(50,224)	$3,239,799

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Boyd Gaming Debt
Boyd Bank Credit Facility
The outstanding principal amounts under the Third Amended and Restated Credit Agreement (the "Boyd Gaming Credit Facility") are comprised of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Revolving Credit Facility	$—	$240,000
Term A Loan	177,025	183,275
Term B Loan	726,250	730,750
Swing Loan	—	55,700
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$903,275	$1,209,725

At June 30, 2016, approximately $0.9 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $592.9 million.

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the condensed consolidated balance sheets.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
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

Peninsula Segment Debt
Bank Credit Facility
The outstanding principal amounts under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") are comprised of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Term Loan	$596,625	$647,750
Revolving Facility	7,000	9,000
Swing Loan	6,900	6,000
Total outstanding principal amounts under the Peninsula Credit Facility	$610,525	$662,750

At June 30, 2016, approximately $610.5 million was outstanding under the Peninsula Credit Facility and $5.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $31.1 million.

Early Extinguishments of Debt
We incurred non-cash charges of $0.4 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively, for deferred debt financing costs written off related to the Peninsula Credit Facility, which represents the ratable reduction in borrowing capacity due to optional prepayments made during these periods.

Additionally, for both the three and six months ended June 30, 2015, we incurred $30.0 million of loss on early extinguishments of debt related to optional prepayments of the Term Loans under the Boyd Gaming Credit Facility and the redemption of all of our 9.125% Senior Notes due December 2018 during the second quarter of 2015.

Covenant Compliance
As of June 30, 2016, we believe that Boyd Gaming and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016, except for the pending acquisitions of ALST and the Las Vegas assets of CCR as discussed in Note 3, Acquisitions and Divestitures.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Gaming	$80	$55	$165	$123
Food and beverage	15	11	31	24
Room	7	5	15	11
Selling, general and administrative	405	280	837	624
Corporate expense	1,813	2,575	4,535	5,585
Total share-based compensation expense	$2,320	$2,926	$5,583	$6,367

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
The PSU grant awarded in December 2012 resulted in a total of 213,365 shares issued, representing approximately 0.59 shares per PSU. Of the 213,365 shares issued, a total of 54,338 were surrendered by the participants for payroll taxes, resulting a net issuance of 159,027 shares due to the vesting of the 2012 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2015; therefore, the vesting of the PSUs did not impact compensation costs in our 2016 condensed consolidated statement of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	June 30, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$628,278	$628,278	$—	$—
Restricted cash	20,719	20,719	—	—
Investment available for sale	17,832	—	—	17,832

Liabilities
Contingent payments	$3,488	$—	$—	$3,488

	December 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$158,821	$158,821	$—	$—
Restricted cash	19,030	19,030	—	—
Investment available for sale	17,839	—	—	17,839

Liabilities
Contingent payments	$3,632	$—	$—	$3,632

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at June 30, 2016 and December 31, 2015.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of June 30, 2016 and December 31, 2015. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both June 30, 2016 and December 31, 2015, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at both June 30, 2016 and December 31, 2015, $17.4 million is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.2 million at both June 30, 2016 and December 31, 2015, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("KSC"), KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at both June 30, 2016 and December 31, 2015, is a discount rate of 18.5%. At both June 30, 2016 and December 31, 2015, there was a current liability of $0.9 million related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at June 30, 2016 and December 31, 2015, of $2.6 million and $2.7 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$18,394	$(3,560)	$18,658	$(3,721)
Total gains (losses) (realized or unrealized):
Included in earnings	33	(150)	31	(161)
Included in other comprehensive income (loss)	(185)	—	(1,033)	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(410)	222	(380)	240
Balance at end of reporting period	$17,832	$(3,488)	$17,276	$(3,642)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$33	$—	$31	$—
Included in interest expense	—	(150)	—	(161)

	Six Months Ended
	June 30, 2016		June 30, 2015
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at beginning of reporting period	$17,839	$(3,632)	$18,357	$(75)	$(3,792)
Total gains (losses) (realized or unrealized):
Included in earnings	66	(305)	62	75	(320)
Included in other comprehensive income (loss)	337	—	(763)	—	—
Transfers in or out of Level 3	—	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(410)	449	(380)	—	470
Balance at end of reporting period	$17,832	$(3,488)	$17,276	$—	$(3,642)

Gains (losses) included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date:
Included in interest income	$66	$—	$62	$—	$—
Included in interest expense	—	(305)	—	—	(320)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	9.7%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$34,301	$27,168	$28,371	Level 3
Other financial instruments	100	93	93	Level 3

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,126	$27,660	$28,381	Level 3
Other financial instruments	200	186	186	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Corporation Debt
Bank credit facility	$903,275	$892,989	$902,907	Level 2
9.00% senior notes due 2020	350,000	343,750	367,500	Level 1
6.875% senior notes due 2023	750,000	737,913	798,750	Level 1
6.375% senior notes due 2026	750,000	737,446	785,625	Level 1
	2,753,275	2,712,098	2,854,782

Peninsula Segment Debt
Bank credit facility	610,525	600,737	611,301	Level 2
8.375% Senior Notes due 2018	350,000	345,027	352,188	Level 2
	960,525	945,764	963,489
Total debt	$3,713,800	$3,657,862	$3,818,271

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
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

The estimated fair values of the Boyd Gaming Credit Facility and the Peninsula Credit Facility are based on a relative value analysis performed on or about June 30, 2016 and December 31, 2015. The estimated fair values of Boyd Gaming's senior notes and Peninsula's senior notes are based on quoted market prices as of June 30, 2016 and December 31, 2015. Debt included in the "Other" category is fixed-rate debt that is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2016 or 2015.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 11.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest and South; and (iv) Peninsula. The table below lists the classification of each of our properties.

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

As a result of the agreement to sell our equity interest in Borgata (see Note 3, Acquisitions and Divestitures), we no longer report our interest in Borgata as a Reportable Segment.

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South, and Peninsula segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net Revenues
Las Vegas Locals	$154,936	$153,032	$313,334	$303,332
Downtown Las Vegas	59,212	58,434	117,817	115,038
Midwest and South	207,837	217,777	417,022	435,542
Peninsula	122,889	130,624	249,079	256,533
Total Reportable Segment Net Revenues	$544,874	$559,867	$1,097,252	$1,110,445

Adjusted EBITDA
Las Vegas Locals	$43,173	$42,175	$87,444	$81,052
Downtown Las Vegas	14,263	12,307	26,944	22,984
Midwest and South	50,056	51,777	98,869	102,761
Peninsula	44,691	49,164	91,803	95,527
Total Reportable Segment Adjusted EBITDA	152,183	155,423	305,060	302,324
Corporate expense	(14,286)	(14,777)	(29,471)	(31,419)
Adjusted EBITDA	137,897	140,646	275,589	270,905

Other operating costs and expenses
Deferred rent	817	859	1,633	1,716
Depreciation and amortization	48,250	51,964	95,903	103,906
Share-based compensation expense	2,320	2,926	5,583	6,367
Project development, preopening and writedowns	5,897	1,749	7,738	2,704
Impairments of assets	—	—	1,440	1,065
Other operating items, net	123	54	552	170
Total other operating costs and expenses	57,407	57,552	112,849	115,928
Operating income	$80,490	$83,094	$162,740	$154,977

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2016	2015
Assets
Las Vegas Locals	$1,132,768	$1,155,224
Downtown Las Vegas	136,770	138,159
Midwest and South	1,247,196	1,263,751
Peninsula	1,349,269	1,370,991
Total Reportable Segment Assets	3,866,003	3,928,125
Corporate	963,317	422,775
Total Assets	$4,829,320	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 9.00% Senior Notes due July 2020, our 6.875% Senior Notes due May 2023 and our 6.375% Senior Notes due April 2026 is presented below. Each of these notes is fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent those entities comprising our Peninsula segment, special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

Condensed Consolidating Balance Sheets

	June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$512,602	$89,891	$25,564	$221	$—	$628,278
Other current assets	13,142	69,598	30,366	—	(5,507)	107,599
Property and equipment, net	68,245	1,739,097	398,874	—	—	2,206,216
Investments in subsidiaries	3,690,160	—	—	—	(3,690,160)	—
Intercompany receivable	—	2,018,443	—	—	(2,018,443)	—
Other assets, net	13,065	9,003	25,473	—	—	47,541
Intangible assets, net	—	406,005	476,079	—	—	882,084
Goodwill, net	—	212,794	472,516	—	—	685,310
Investment in unconsolidated subsidiary held for sale	—	272,292	—	—	—	272,292
Total assets	$4,297,214	$4,817,123	$1,428,872	$221	$(5,714,110)	$4,829,320

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,250	$—	$—	$29,750
Other current liabilities	89,281	144,896	96,366	—	(149)	330,394
Accumulated losses of subsidiaries in excess of investment	—	76,774	315	—	(77,089)	—
Intercompany payable	881,924	—	1,140,596	475	(2,022,995)	—
Long-term debt, net of current maturities and debt issuance costs	2,690,598	—	937,514	—	—	3,628,112
Other long-term liabilities	36,922	157,990	69,113	—	—	264,025

Boyd Gaming Corporation stockholders' equity (deficit)	576,989	4,437,463	(823,282)	(254)	(3,613,927)	576,989
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	576,989	4,437,463	(823,282)	(254)	(3,613,877)	577,039
Total liabilities and stockholders' equity	$4,297,214	$4,817,123	$1,428,872	$221	$(5,714,110)	$4,829,320

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$124,426	$34,172	$221	$—	$158,821
Other current assets	14,602	61,157	23,660	—	(1,008)	98,411
Property and equipment, net	68,515	1,745,203	411,624	—	—	2,225,342
Investments in subsidiaries	3,547,690	—	—	—	(3,547,690)	—
Intercompany receivable	—	1,867,783	—	—	(1,867,783)	—
Other assets, net	12,521	8,982	26,838	—	—	48,341
Intangible assets, net	—	406,540	483,514	—	—	890,054
Goodwill, net	—	212,794	472,516	—	—	685,310
Investment in unconsolidated subsidiary held for sale	—	244,621	—	—	—	244,621
Total assets	$3,643,330	$4,671,506	$1,452,324	$221	$(5,416,481)	$4,350,900

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$—	$8,250	$—	$—	$29,750
Other current liabilities	102,946	146,178	76,482	—	(285)	325,321
Accumulated losses of subsidiaries in excess of investment	—	106,505	3,192	—	(109,697)	—
Intercompany payable	720,400	—	1,147,082	475	(1,867,957)	—
Long-term debt, net of current maturities and debt issuance costs	2,255,800	—	983,999	—	—	3,239,799
Other long-term liabilities	34,723	154,633	58,663	—	—	248,019

Boyd Gaming Corporation stockholders' equity (deficit)	507,961	4,264,190	(825,344)	(254)	(3,438,592)	507,961
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	507,961	4,264,190	(825,344)	(254)	(3,438,542)	508,011
Total liabilities and stockholders' equity	$3,643,330	$4,671,506	$1,452,324	$221	$(5,416,481)	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$30,992	$415,096	$135,156	$—	$(36,370)	$544,874
Operating costs and expenses
Operating	450	216,261	73,293	—	—	290,004
Selling, general and administrative	12,326	52,604	14,072	—	—	79,002
Maintenance and utilities	—	21,480	3,529	—	—	25,009
Depreciation and amortization	2,242	31,452	14,556	—	—	48,250
Corporate expense	14,565	53	1,481	—	—	16,099
Project development, preopening and writedowns	3,236	584	2,077	—	—	5,897
Other operating items, net	—	71	52	—	—	123
Intercompany expenses	301	31,012	5,057	—	(36,370)	—
Total operating costs and expenses	33,120	353,517	114,117	—	(36,370)	464,384
Equity in earnings of subsidiaries	73,765	2,172	—	—	(75,937)	—
Operating income (loss)	71,637	63,751	21,039	—	(75,937)	80,490
Other expense (income)
Interest expense, net	41,539	2,348	17,041	—	—	60,928
Loss on early extinguishments of debt	—	—	419	—	—	419
Other, net	—	—	65	—	—	65
Total other expense, net	41,539	2,348	17,525	—	—	61,412
Income (loss) before income taxes	30,098	61,403	3,514	—	(75,937)	19,078
Income taxes provision	(76)	(2,070)	(5,625)	—	—	(7,771)
Income (loss) from continuing operations, net of tax	30,022	59,333	(2,111)	—	(75,937)	11,307
Income from discontinued operations, net of tax	—	18,715	—	—	—	18,715
Net income (loss)	$30,022	$78,048	$(2,111)	$—	$(75,937)	$30,022
Comprehensive income (loss)	$29,837	$77,862	$(2,296)	$—	$(75,566)	$29,837

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$31,306	$423,103	$142,527	$—	$(37,069)	$559,867
Operating costs and expenses
Operating	450	221,305	76,270	—	—	298,025
Selling, general and administrative	12,342	54,042	14,629	—	—	81,013
Maintenance and utilities	—	22,955	3,661	—	—	26,616
Depreciation and amortization	1,502	32,367	18,095	—	—	51,964
Corporate expense	16,062	70	1,220	—	—	17,352
Project development, preopening and writedowns	11	300	1,409	29	—	1,749
Other operating items, net	—	—	54	—	—	54
Intercompany expenses	301	31,349	5,419	—	(37,069)	—
Total operating costs and expenses	30,668	362,388	120,757	29	(37,069)	476,773
Equity in earnings of subsidiaries	57,024	(2,219)	(29)	—	(54,776)	—
Operating income (loss)	57,662	58,496	21,741	(29)	(54,776)	83,094
Other expense (income)
Interest expense, net	34,023	419	22,224	—	—	56,666
Loss on early extinguishments of debt	30,008	—	954	—	—	30,962
Other, net	1	1,000	269	—	—	1,270
Total other expense, net	64,032	1,419	23,447	—	—	88,898
Income (loss) before income taxes	(6,370)	57,077	(1,706)	(29)	(54,776)	(5,804)
Income taxes provision	(55)	(2,014)	(4,517)	—	—	(6,586)
Income (loss) from continuing operations, net of tax	(6,425)	55,063	(6,223)	(29)	(54,776)	(12,390)
Income from discontinued operations, net of tax	—	5,965	—	—	—	5,965
Net income (loss)	$(6,425)	$61,028	$(6,223)	$(29)	$(54,776)	$(6,425)
Comprehensive income (loss)	$(7,459)	$59,994	$(7,257)	$(29)	$(52,707)	$(7,458)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$62,193	$834,737	$273,472	$—	$(73,150)	$1,097,252
Operating costs and expenses
Operating	900	437,970	146,293	—	—	585,163
Selling, general and administrative	24,712	106,777	29,362	—	2	160,853
Maintenance and utilities	—	41,927	6,930	—	—	48,857
Depreciation and amortization	4,020	62,627	29,256	—	—	95,903
Corporate expense	30,874	106	3,026	—	—	34,006
Project development, preopening and writedowns	3,992	960	2,786	—	—	7,738
Impairments of assets	1,440	—	—	—	—	1,440
Other operating items, net	106	394	52	—	—	552
Intercompany expenses	602	62,250	10,300	—	(73,152)	—
Total operating costs and expenses	66,646	713,011	228,005	—	(73,150)	934,512
Equity in earnings of subsidiaries	142,284	6,430	—	—	(148,714)	—
Operating income (loss)	137,831	128,156	45,467	—	(148,714)	162,740
Other expense (income)
Interest expense, net	74,467	4,634	34,395	—	—	113,496
Loss on early extinguishments of debt	—	—	846	—	—	846
Other, net	1	—	141	—	—	142
Total other expense, net	74,468	4,634	35,382	—	—	114,484
Income (loss) before income taxes	63,363	123,522	10,085	—	(148,714)	48,256
Income taxes provision	(151)	(3,988)	(11,250)	—	—	(15,389)
Income (loss) from continuing operations, net of tax	63,212	119,534	(1,165)	—	(148,714)	32,867
Income from discontinued operations, net of tax	—	30,345	—	—	—	30,345
Net income (loss)	$63,212	$149,879	$(1,165)	$—	$(148,714)	$63,212
Comprehensive income (loss)	$63,549	$150,216	$(828)	$—	$(149,388)	$63,549

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$62,102	$841,695	$280,052	$—	$(73,404)	$1,110,445
Operating costs and expenses
Operating	900	444,892	150,190	—	—	595,982
Selling, general and administrative	24,745	108,384	29,573	—	—	162,702
Maintenance and utilities	—	44,666	7,269	—	—	51,935
Depreciation and amortization	2,789	65,054	36,063	—	—	103,906
Corporate expense	34,529	124	2,351	—	—	37,004
Project development, preopening and writedowns	(41)	283	2,392	70	—	2,704
Impairments of assets	—	—	1,065	—	—	1,065
Other operating items, net	—	70	100	—	—	170
Intercompany expenses	602	62,190	10,612	—	(73,404)	—
Total operating costs and expenses	63,524	725,663	239,615	70	(73,404)	955,468
Equity in earnings of subsidiaries	105,382	(6,242)	(70)	—	(99,070)	—
Operating income (loss)	103,960	109,790	40,367	(70)	(99,070)	154,977
Other expense (income)
Interest expense, net	67,419	1,121	44,590	—	—	113,130
Loss on early extinguishments of debt	30,008	—	1,462	—	—	31,470
Other, net	417	1,000	471	—	—	1,888
Total other expense, net	97,844	2,121	46,523	—	—	146,488
Income (loss) before income taxes	6,116	107,669	(6,156)	(70)	(99,070)	8,489
Income taxes benefit (provision)	22,562	(3,937)	(9,000)	—	—	9,625
Income (loss) from continuing operations, net of tax	28,678	103,732	(15,156)	(70)	(99,070)	18,114
Income from discontinued operations, net of tax	—	10,564	—	—	—	10,564
Net income (loss)	$28,678	$114,296	$(15,156)	$(70)	$(99,070)	$28,678
Comprehensive income (loss)	$27,915	$113,533	$(15,919)	$(70)	$(97,544)	$27,915

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(59,978)	$158,742	$57,119	$—	$4,378	$160,261
Cash flows from investing activities
Capital expenditures	(19,456)	(45,271)	(7,720)	—	—	(72,447)
Net activity with affiliates	—	(150,660)	—	—	150,660	—
Other investing activities	—	—	704	—	—	704
Net cash from investing activities	(19,456)	(195,931)	(7,016)	—	150,660	(71,743)
Cash flows from financing activities
Borrowings under bank credit facility	223,900	—	165,000	—	—	388,900
Payments under bank credit facility	(530,350)	—	(217,225)	—	—	(747,575)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(12,936)	—	—	—	—	(12,936)
Net activity with affiliates	161,524	—	(6,486)	—	(155,038)	—
Share-based compensation activities, net	(104)	—	—	—	—	(104)
Net cash from financing activities	592,034	—	(58,711)	—	(155,038)	378,285
Cash flows from discontinued operations
Cash flows from operating activities	—	2,654	—	—	—	2,654
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	2,654	—	—	—	2,654
Net change in cash and cash equivalents	512,600	(34,535)	(8,608)	—	—	469,457
Cash and cash equivalents, beginning of period	2	124,426	34,172	221	—	158,821
Cash and cash equivalents, end of period	$512,602	$89,891	$25,564	$221	$—	$628,278

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(40,933)	$150,591	$36,811	$(70)	$9,377	$155,776
Cash flows from investing activities
Capital expenditures	(24,876)	(21,366)	(11,870)	—	—	(58,112)
Net activity with affiliates	—	(147,126)	—	—	147,126	—
Other investing activities	—	—	2,975	—	—	2,975
Net cash from investing activities	(24,876)	(168,492)	(8,895)	—	147,126	(55,137)
Cash flows from financing activities
Borrowings under bank credit facility	396,100	—	170,800	—	—	566,900
Payments under bank credit facility	(679,525)	—	(223,187)	—	—	(902,712)
Proceeds from issuance of senior notes, net	750,000	—	—	—	—	750,000
Debt financing costs, net	(13,496)	—	—	—	—	(13,496)
Payments on long-term debt	(500,000)	—	—	—	—	(500,000)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Net activity with affiliates	134,874	—	21,559	70	(156,503)	—
Share-based compensation activities, net	2,100	—	—	—	—	2,100
Other financing activities	—	—	(3)	—	—	(3)
Net cash from financing activities	65,807	—	(30,831)	70	(156,503)	(121,457)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	—	—	—
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	—	—	—	—
Net change in cash and cash equivalents	(2)	(17,901)	(2,915)	—	—	(20,818)
Cash and cash equivalents, beginning of period	2	111,452	33,668	219	—	145,341
Cash and cash equivalents, end of period	$—	$93,551	$30,753	$219	$—	$124,523

NOTE 13.    SUBSEQUENT EVENTS
Redemption of Peninsula Gaming 2018 Notes
On August 3, 2016, a conditional notice of redemption was delivered to the trustee for the Peninsula Gaming 8.375% Senior Notes due 2018 (the “2018 Notes”). We have elected to redeem all of the outstanding 2018 Notes on September 2, 2016, at a redemption price of 100.00% of the principal amount of $350.0 million, plus accrued and unpaid interest through the redemption date. Redemption of the 2018 Notes is conditioned upon receipt by the trustee of the 2018 Notes of sufficient funds to pay the redemption price.  The redemption will be funded using cash on hand. As a result of this early extinguishment of debt, the Company will recognize an estimated charge of $4.5 million during third quarter to write-off the remaining unamortized debt issuance costs at the time of redemption.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015
______________________________________________________________________________________________________

Redemption of Boyd Gaming 2020 Notes
On August 5, 2016, a conditional notice of redemption was delivered to the trustee for the Boyd Gaming 9.0% Senior Notes due 2020 (the “2020 Notes”).  The Company has elected to redeem all of the outstanding 2020 Notes on September 3, 2016, at a redemption price of 104.500% of the principal amount of $350.0 million, plus accrued and unpaid interest, if any, to the redemption date.  Redemption of the 2020 Notes is conditioned upon receipt by the trustee of the 2020 Notes of sufficient funds to pay the redemption price.  The redemption will be funded using cash on hand. As a result of this early extinguishment of debt, the Company will recognize an estimated charge of $21.7 million during third quarter for the premium to be paid and to write-off the remaining unamortized debt issuance costs at the time of redemption.

Other
We have evaluated all events or transactions that occurred after June 30, 2016. During this period, up to the filing date, we did not identify any additional subsequent events, other than those disclosed above and in Note 3, Acquisitions and Divestitures, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a diversified operator of 21 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly-owned properties into the following four reportable segments:

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

On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement to sell our 50% equity interest in the parent company of Borgata Hotel Casino and Spa ("Borgata") to MGM Resorts International ("MGM"), and this transaction closed on August 1, 2016. We account for our investment in Borgata applying the equity method and report its results as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

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

Evaluating Acquisition Opportunities
Our evaluations of potential transactions and acquisitions are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price, such as the recently announced acquisitions of Aliante Casino + Hotel + Spa, Cannery Casino and Hotel and Eastside Cannery Casino and Hotel.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net revenues	$544.9	$559.9	$1,097.3	$1,110.4
Operating income	80.5	83.1	162.7	155.0
Income (loss) from continuing operations, net of tax	11.3	(12.4)	32.9	18.1
Income from discontinued operations, net of tax	18.7	6.0	30.3	10.6
Net income (loss)	30.0	(6.4)	63.2	28.7

Net Revenues
Net revenues decreased $15.0 million, or 2.7%, for the three months ended June 30, 2016, compared to the prior year period due to $10.0 million and $7.7 million decreases in net revenues in the Midwest and South and Peninsula segments, respectively. The decrease in net revenues in the Midwest and South segment was concentrated at IP and Par-A-Dice, both of which continue to contend with increased gaming capacity in their markets. The Peninsula segment experienced decreased revenues due primarily to soft markets in all three states in which the segment operates. Partially offsetting these decreases were a combined increase of $2.7million in the Las Vegas Locals and Downtown Las Vegas segments net revenues.

Net revenues decreased $13.2 million, or 1.2%, for the six months ended June 30, 2016, compared to the prior year period due to $18.5 million and $7.5 million decreases in net revenues in the Midwest and South and Peninsula segments, respectively. In the Midwest and South segment, net revenue declines were primarily the result of revenue decreases at Par-A-Dice and IP, both of which continue to contend with increased gaming capacity in their markets. For the Peninsula segment, net revenue declines year over year were primarily driven by the Louisiana operations and to a lesser extent by the Kansas operations. These decreases were partially offset by increases of $10.0 million and $2.8 million in Las Vegas Locals segment and Downtown Las Vegas segment, respectively.

Operating Income
The $2.6 million, or 3.1%, decrease in operating income during the three months ended June 30, 2016, compared to the corresponding period of the prior year reflects a $4.1 million increase in project development, preopening and writedowns costs over the prior year period, related primarily to costs surrounding our pending acquisitions, as well as the impact of decreased net revenues in our Midwest and South and Peninsula segments.

Operating income increased $7.8 million, or 5.0%, during the six months ended June 30, 2016, compared to the corresponding period of the prior year. Operating margins in gaming, food and beverage and rooms did not change significantly. The increase is primarily a result of a decrease in depreciation and amortization expense and corporate expense, partially offset by a $5.0 million increase in project development, preopening and writedowns costs over the prior year period.

Income (loss) from continuing operations, net of tax
Income from continuing operations for the three months ended June 30, 2016 was $11.3 million, as compared to a loss from continuing operations of $12.4 million in the comparable prior year period. The three months ended June 30, 2015 included $30.5 million of additional loss on early extinguishment of debt compared to the current year period. Interest expense, net of amounts capitalized, for the three months ended June 30, 2016, increased $4.8 million compared to the corresponding period of the prior year due to an increase in outstanding debt as a result of the issuance of the 6.375% Senior Notes in March 2016.

Income from continuing operations increased $14.8 million, or 81.4% during the six months ended June 30, 2016, compared to the corresponding period of the prior year. The change is due to increased operating income, as well as the inclusion in the prior year period of an additional $30.6 million of loss on early extinguishment of debt compared to the current year, partially offset by a $23.2 million increase in our income tax provision as compared to the prior year due to settlements of previous years' income tax appeals.

Income from discontinued operations, net of tax
Income from discontinued operation, net of tax, reflects the results of our equity method investment in Borgata. The increase in both the three and six months ended June 30, 2016 compared to the corresponding periods of the prior year is a result of an increase in Borgata's net income driven by increased revenues and decreased operating expenses and interest expense.

Net Income (Loss)
Net income for the three months ended June 30, 2016 was $30.0 million, compared with net loss of $6.4 million for the corresponding period of the prior year. The $36.4 million change is primarily due to an additional $30.5 million of loss on early extinguishments of debt in the three months ended June 30, 2015 compared to the current year period, combined with a $12.8 million increase in Boyd Gaming's share of Borgata's net income classified as income from discontinued operations, net of tax. These increases were partially offset by a $4.8 million increase in interest expense and a $2.6 million decrease in operating income compared the prior year period.

Net income for the six months ended June 30, 2016 was $63.2 million, compared with net income of $28.7 million for the corresponding period of the prior year. The $34.5 million increase is primarily due to a $19.8 million increase in Boyd Gaming's share of Borgata's operating income classified as income from discontinued operations, net of tax, in the six months ended June 30, 2016 over the prior year period, combined with inclusion of an additional $30.6 million loss on early extinguishments of debt in the prior year period. These increases in net income were partially offset by a $23.2 million increase in our income tax provision due to settlements of previous years' income tax appeals.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% and 76% of gross revenues for the three months ended June 30, 2016 and 2015, respectively, and 75% and 76% of gross revenues for the six months ended June 30, 2016 and 2015, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
REVENUES
Gaming	$452.9	$468.6	$915.5	$933.3
Food and beverage	75.9	77.9	152.7	154.2
Room	43.4	42.3	85.2	81.7
Other	29.7	30.7	61.2	60.3
Gross revenues	601.9	619.5	1,214.6	1,229.5
Less promotional allowances	57.0	59.6	117.3	119.1
Net revenues	$544.9	$559.9	$1,097.3	$1,110.4

COSTS AND EXPENSES
Gaming	$217.8	$224.7	$441.3	$451.4
Food and beverage	42.1	42.9	83.9	84.5
Room	11.3	10.7	21.8	20.7
Other	18.8	19.7	38.2	39.4
Total costs and expenses	$290.0	$298.0	$585.2	$596.0

MARGINS
Gaming	51.9%	52.0%	51.8%	51.6%
Food and beverage	44.5%	44.9%	45.0%	45.2%
Room	74.0%	74.8%	74.4%	74.8%
Other	36.6%	36.0%	37.6%	34.8%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $15.7 million, or 3.3%, decrease in gaming revenues during the three months ended June 30, 2016 as compared to the corresponding period of the prior year, was due to decreases of $11.4 million and $6.8 million in the Midwest and South and Peninsula segments, respectively. In the Midwest and South segment, the decrease in gaming revenues was concentrated at IP and Par-A-Dice, both of which continue to contend with increased gaming capacity in their markets. The Midwest and South segment experienced a 6.0% decrease in slot handle and a 5.1% decrease in table game drop. The Peninsula segment experienced primarily soft markets in all three states in which we operate, resulting in a 4.9% decrease in slot handle, a 1.0 percentage point decrease in table game hold, and a 5.9% decrease in table game drop. These declines were partially offset by increases in gaming revenue of $1.7 million and $0.8 million in the Las Vegas Locals and Downtown Las Vegas segments, respectively, attributable primarily to increased table game hold and slot win. Gaming expenses decreased by $6.9 million, or 3.1%, reflective of the overall reduction in gaming revenues.

The $17.9 million, or 1.9%, decrease in gaming revenues during the six months ended June 30, 2016 as compared to the corresponding period of the prior year, was due to decreases of $20.4 million and $6.6 million in the Midwest and South and Peninsula segments, respectively. In the Midwest and South segment, the decrease in gaming revenues was attributable to a 5.1% decrease in slot handle and a 4.6% decrease in table game drop, and was concentrated at Par-A-Dice and IP, both of which continue to contend with increased gaming capacity in their markets. Gaming revenues decreased 14.0% and 9.3% at Par-A-Dice and IP, respectively, partially offset by a 5.6% increase in Blue Chip's gaming revenue related to their continued increase in market share. The Peninsula segment gaming revenue decline was driven by decreases in both slot handle and table game drop of 3.1% and 4.7%, respectively, and offset by an increase in hold. Slot hold increased 0.1% while table game hold increased 0.5%. Consistent with the net revenue decline, the gaming revenue decline was driven primarily by the Louisiana operations and to a lesser extent by the Kansas operations. The Iowa properties had a combined 2.8% gaming revenue growth through the first half of 2016 due to year over year growth during the first quarter in Iowa. These declines in gaming revenue were partially offset by increases in gaming revenue of $6.5 million and $2.6 million in the Las Vegas Locals and Downtown Las Vegas segments, respectively, attributable primarily to increased table game hold and slot win. Gaming expenses decreased by $10.1 million, or 2.2%, reflective of the overall reduction in gaming revenues.

Food and Beverage
Food and beverage revenues decreased $2.0 million, or 2.6%, during the three months ended June 30, 2016, as compared to the corresponding period of the prior year. The decrease in revenues was due to a decrease in food covers and an increase in cost per cover across all segments. The effect of these changes was partially offset by increases in average guest check of 2.0% and 2.9% in the Downtown Las Vegas and Midwest and South segments, respectively. Food and beverage expenses and margin remained consistent as compared to last year.

Food and beverage revenues decreased $1.5 million, or 1.0%, during the six months ended June 30, 2016, as compared to the corresponding period of the prior year. The decrease in revenues was due to a decrease in food covers in every segment except Las Vegas Locals and an increase in cost per cover across all segments. The effect of these changes was partially offset by increases in average guest check of 2.7%, 2.6% and 2.2% in the Downtown Las Vegas, Midwest and South and Las Vegas Locals segments, respectively. Food and beverage expenses and margin remained consistent as compared to last year.

Room
Room revenues increased by $1.0 million, or 2.4%, during the three months ended June 30, 2016, as compared to the corresponding period of the prior year due to increases in average daily rate of 3.8%, 2.8% and 1.7% in the Las Vegas Locals, Midwest and South and Downtown Las Vegas segments, respectively. The increase in average daily rate was offset by 2.5% and 2.3% decreases in hotel occupancy over the prior year period in the Las Vegas Locals and the Midwest and South segments, respectively. Room expenses and margin remained consistent as compared to last year.

Room revenues increased by $3.6 million, or 4.4%, during the six months ended June 30, 2016, as compared to the corresponding period of the prior year due to increases in average daily rate of 3.3%, 1.7% and 0.9% in the Las Vegas Locals, Midwest and South and Downtown Las Vegas segments, respectively. Additionally, Las Vegas Locals and Downtown Las Vegas segments experienced increases in hotel occupancy of 1.7% and 1.3%, respectively. Room expenses and margin remained consistent as compared to last year.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $0.9 million, or 3.1%, during the three months ended June 30, 2016, as compared to the prior year as a result of lower consumption of property amenities and decreased visitor spending.

Other revenues increased $0.8 million, or 1.4%, during the six months ended June 30, 2016, as compared to the prior year as a result of investment in property amenities and increased visitor spending during the year.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Peninsula segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net revenues
Las Vegas Locals	$154.9	$153.0	$313.3	$303.3
Downtown Las Vegas	59.2	58.4	117.8	115.0
Midwest and South	207.9	217.9	417.1	435.6
Peninsula	122.9	130.6	249.1	256.5
Net revenues	$544.9	$559.9	$1,097.3	$1,110.4

Adjusted EBITDA (1)
Las Vegas Locals	$43.2	$42.2	$87.4	$81.1
Downtown Las Vegas	14.3	12.3	26.9	23.0
Midwest and South	50.0	51.7	99.0	102.7
Peninsula	44.7	49.2	91.8	95.5
Total Reportable Segment Adjusted EBITDA	152.2	155.4	305.1	302.3
Corporate expense	(14.3)	(14.8)	(29.5)	(31.4)
Adjusted EBITDA	$137.9	$140.6	$275.6	$270.9
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $1.9 million, or 1.2%, during the three months ended June 30, 2016, as compared to the corresponding period of the prior year, due primarily to a $1.7 million increase in gaming revenue resulting from a 0.3 percentage point increase in table game hold percentage and a 0.1 percentage point increase in slot hold. Average guest check increased only 1.4%, while the number of food covers decreased 4.5%, resulting in relatively unchanged food and beverage revenues of prior year period. ADR increased 3.8%, while hotel occupancy decreased 2.5%, resulting in a $0.7 million increase in room revenues over the prior year period.

Net revenues increased $10.0 million, or 3.3%, during the six months ended June 30, 2016, as compared to the corresponding period of the prior year, due primarily to a $6.5 million increase in gaming revenue resulting from a 3.3% increase in table game drop and a 0.4 percentage point increase in table game hold percentage. Average guest check increased 2.2%, the number of food covers increased 1.1%, hotel occupancy increased 1.7% and ADR increased 3.3%, resulting in an increase in food and beverage revenues and room revenues of 3.9% and 8.7%, respectively, over the prior year period.

Adjusted EBITDA increased by 2.4% and 7.9% for the three and six months ended June 30, 2016, respectively, over the comparable prior year period due to the flow-through effects of higher revenues and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $0.8 million, or 1.3%, during the three months ended June 30, 2016, as compared to the corresponding period of the prior year, due primarily to a $0.8 million increase in gaming revenues resulting from a 1.6% increase in slot handle, and a 1.2 percentage point increase in table game hold percentage. Additionally, food and beverage revenue and room revenues had modest increases related to a 2.0% increase in average guest check, a 1.7% increase hotel occupancy and a 1.7% increase in average daily rate. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During both of the three month periods ended June 30, 2016 and 2015, our Hawaiian market represented approximately 53% of our occupied rooms in this segment.

Net revenues increased $2.8 million, or 2.4%, during the six months ended June 30, 2016, as compared to the corresponding period of the prior year, due primarily to a $2.6 million increase in gaming revenues resulting from a 1.8% increase in slot handle, and a 0.9 percentage point increase in table game hold percentage. Additionally, food and beverage revenue and room revenues had modest increases related to a 2.7% increase in average guest check and a 1.3% increase hotel occupancy. During both of the six month periods ended June 30, 2016 and 2015, our Hawaiian market represented approximately 52% of our occupied rooms in this segment.

Adjusted EBITDA increased by $2.0 million and $4.0 million for the three and six months ended June 30, 2016, respectively, over the comparable prior year period due to revenue gains coupled with our cost control efforts.

Midwest and South
Net revenues decreased $9.9 million, or 4.6%, during the three months ended June 30, 2016, as compared to the corresponding period of the prior year, primarily due to a $11.4 million decrease in gaming revenues resulting from a 6.0% decrease in slot handle and a 5.1% decrease in table game drop. Food and beverage revenues decreased 5.1% from prior year due despite a 2.9% increase in average guest check due to a 7.8% decrease in food covers. Room revenues remained consistent with the prior year. The results for the segment were impacted by the short-term impact of the recent opening of a new competitor in the Biloxi market and increased gaming capacity in Illinois, as reflected by IP and Par-A-Dice's decreases in net revenues of 6.3% and 13.9%, respectively.

Net revenues decreased $18.5 million, or 4.3%, during the six months ended June 30, 2016, as compared to the corresponding period of the prior year, primarily due to a $20.4 million decrease in gaming revenues resulting from a 5.1% decrease in slot handle and a 4.6% decrease in table game drop. Food and beverage revenues decreased 4.6% from prior year despite a 2.6% increase in average guest check due to a 6.5% decrease in food covers. Room revenues remained consistent with the prior year. The results for the segment were impacted by severe flooding that affected operations in portions of Louisiana and Mississippi in the early months of the year, the short-term impact of the recent opening of a new competitor in the Biloxi market and increased gaming capacity in Illinois, as reflected by IP and Par-A-Dice's decreases in net revenues of 6.0% and 13.1%, respectively. Overall net revenues for the Midwest and South segment were positively impacted by increased market share achieved by both Treasure Chest and Blue Chip.

The segment reported a $1.7 million decrease and a $3.9 decrease in Adjusted EBITDA for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year period due to the decrease in revenues.

Peninsula
Net revenues in our Peninsula segment decreased $7.7 million, or 5.9%, for the three months ended June 30, 2016, as compared to the prior year period due primarily to soft markets in each of the three states where we operate. Gaming revenues decreased $6.8 million, or 5.6%, during the period, primarily due to a 5.9% decrease in table game drop and a 4.9% decrease in slot handle, a result of the soft markets in each of the three states where Peninsula segment operates. Food and beverage revenue decreased 8.2% during the three months ended June 30, 2016 as compared to the prior year period due primarily to a 10.1% decrease in food covers.

Net revenues in our Peninsula segment decreased $7.5 million, or 2.9%, for the six months ended June 30, 2016, as compared to the prior year period due primarily to the soft markets we experienced in all three states during the second quarter. Net revenue declines year over year were primarily driven by our Louisiana operations and to a lesser extent by our Kansas operations. The stronger performance by our Iowa properties in the first quarter of the current year offset second quarter declines in Iowa and resulted in a combined net revenue growth through the first half of the year in Iowa of 2.2%. Gaming revenues decreased $6.6 million, or 2.8%, during the period primarily due to a 4.7% decrease in table game drop and a 3.1% decrease in slot handle, a result of the soft markets experienced in each of the three states where Peninsula segment operates. Food and beverage revenues decreased by 6.4% during the six months ended June 30, 2016 as compared to the prior year period due primarily to an 8.7% decrease in food covers.

The segment reported a $4.5 million decrease and a $3.7 decrease in Adjusted EBITDA for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year period.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Selling, general and administrative	$79.0	$81.0	$160.9	$162.7
Maintenance and utilities	25.0	26.6	48.9	51.9
Depreciation and amortization	48.3	52.0	95.9	103.9
Corporate expense	16.1	17.4	34.0	37.0
Project development, preopening and writedowns	5.9	1.7	7.7	2.7
Impairments of assets	—	—	1.4	1.1
Other operating items, net	0.1	0.1	0.6	0.2

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.1% during both of the three months ended June 30, 2016 and 2015, and 13.2% during both of the six months ended June 30, 2016 and 2015. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.2% and 4.3% during the three months ended June 30, 2016 and 2015, respectively, and 4.0% and 4.2% during the six months ended June 30, 2016 and 2015, respectively. The decrease between the periods is primarily due to the fact that no major maintenance projects were undertaken in the current year period, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.0% and 8.4% during the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense decreased $3.7 million for the three months ended June 30, 2016, compared to the prior year period. The overall decrease is primarily due to the decrease in intangible asset amortization for the Peninsula segment as its customer relationships are amortized using an accelerated method over their approximate useful life of five years.

Depreciation and amortization expenses, as a percentage of gross revenues, were 7.9% and 8.5% during the six months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense decreased $8.0 million for the six months ended June 30, 2016, compared to the prior year period. The overall decrease is primarily due to the decrease in intangible asset amortization for the Peninsula segment as its customer relationships are amortized using an accelerated method over their approximate useful life of five years.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.7% and 2.8% of gross revenues during each of the three months ended June 30, 2016 and 2015, respectively, and 2.8% and 3.0% of gross revenues during each of the six months ended June 30, 2016 and 2015, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The increase in such costs in the current year periods as compared to the prior year is primarily due to the costs incurred related to the recently announced acquisitions and the Borgata disposition.

Impairments of Assets
Impairments of assets for the three and six months ended June 30, 2016 and 2015, included non-cash impairment charges related to non-operating assets.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Interest Expense, net
Boyd Gaming Corporation	$43.9	$38.7	$79.1	$76.9
Peninsula	17.0	18.0	34.4	36.2
	$60.9	$56.7	$113.5	$113.1

Loss on Early Extinguishment of Debt
Boyd Gaming Corporation	$—	$30.0	$—	$30.0
Peninsula	0.4	1.0	0.8	1.5
	$0.4	$31.0	$0.8	$31.5

Average Long-Term Debt Balance (1)
Boyd Gaming Corporation	$2,753.3	$2,363.0	$2,547.9	$2,387.2
Peninsula	977.3	1,055.7	990.3	1,069.5

Weighted Average Interest Rates
Boyd Gaming Corporation	6.0%	5.1%	5.4%	5.3%
Peninsula	5.7%	5.6%	5.7%	5.6%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2016, increased $4.3 million, or 7.5%, over the prior year. For Boyd Gaming, interest expense increased compared to the corresponding period in the prior year due primarily to $750 million of senior notes at 6.375% due 2026, which we issued on March 28, 2016. While the proceeds were partially used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility, the newly issued debt increased Boyd Gaming's average long-term debt balance for the three months ended June 30, 2016 compared to the prior year period. Interest expense, net, for Peninsula for the three months ended June 30, 2016, reflects a $0.9 million, or 5.1%, decrease compared to the same period in 2015 primarily due to a reduction in average long-term borrowings outstanding of $78.4 million during the three months ended June 30, 2016 as compared to the prior year period.

Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2016, increased $0.4 million, or 0.3%, over the prior year. For Boyd Gaming, interest expense increased compared to the corresponding period in the prior year due primarily to $750 million of senior notes at 6.375% due 2026 which we issued on March 28, 2016. While the proceeds were partially used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility, the newly issued debt increased Boyd Gaming's average long-term debt balance for the six months ended June 30, 2016 compared to the prior year period. Interest expense, net, for Peninsula for the six months ended June 30, 2016, reflects a $1.8 million, or 4.9%, decrease compared to the same period in 2015 primarily due to a reduction in average long-term borrowings outstanding of $79.2 million during the six months ended June 30, 2016 as compared to the prior year period.

During the second quarter of 2015, Boyd Gaming redeemed all of our 9.125% Senior Notes due December 2018. The Company incurred $24.0 million in premium and consent fees and a write-off of unamortized debt financing costs of $4.9 million, all of which were recognized as loss on early extinguishments of debt in the second quarter of 2015 financial results. Additionally, due to optional prepayments of the Term Loans under the Boyd Gaming Credit Facility and Peninsula Credit Facility, the Company recorded a $2.1 million and a $2.6 million non-cash loss for the write-off of an unamortized discount and deferred financing costs representing the ratable reduction in borrowing capacity in the three and six months ended June 30, 2015, respectively.

Income Taxes
The effective tax rates during the six months ended June 30, 2016 and 2015 were 19.56% and (55.2%), respectively. We have computed our provision or benefit for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate income tax expense or benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense or benefit. Our effective tax rate is impacted by adjustments that are largely independent of our operating results before taxes. The tax provision or benefit was impacted by changes in the valuation allowance applied to our federal and state income tax net operating losses and other deferred tax assets. Additionally, the tax provision or benefit was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. The tax benefit for the six months ended June 30, 2015 was favorably impacted, as a result of an effective settlement in connection with our 2005 - 2009 IRS audit, by the realization of unrecognized tax benefits and reversal of related accrued interest.

A valuation allowance of $231.6 million has been recorded against our deferred tax assets as of June 30, 2016 due to uncertainties related to our ability to recognize these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. Based on recent earnings and the gain on the sale of our membership interest in Borgata in the third quarter of 2016, it is likely that sufficient positive evidence will become available to reach a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets in the third quarter of 2016. However, the exact timing will be dependent on the successful close of the Borgata membership interest divestiture, levels of income achieved and management's visibility into future period results. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

Income from Discontinued Operations, Net of tax
Income from discontinued operations reflects the Company's share of the results of Borgata. The Company applied the equity method of accounting to its 50% investment in Borgata, which was sold on August 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our organization and debt structures, we separately manage the working capital positions of Boyd Gaming Corporation and Peninsula, including their levels of cash and indebtedness. For purposes of this discussion, we will refer to each of the subdivisions of our Company as a "Business" and collectively as the "Businesses." Each of the Businesses operates with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits of the Businesses were as follows:

	June 30,	December 31,
(In millions)	2016	2015
Cash balance
Boyd Gaming Corporation	$604.7	$129.3
Peninsula	23.6	29.6

Working capital surplus (deficit)
Boyd Gaming Corporation	$396.4	$(79.5)
Peninsula	(20.6)	(17.9)

Boyd Gaming Corporation's cash balance includes a portion of the proceeds from the issuance in March 2016 of the $750 million aggregate principal amount of 6.375% senior notes due April 2026, which are invested in short-term bank deposits. Such funds are intended to be used for the announced acquisitions of Aliante Casino + Hotel + Spa, Cannery Casino and Hotel and Eastside Cannery Casino and Hotel, as well as to service potential debt refinancing activities. The Businesses' respective bank credit facilities generally provide all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate each Business's cash position and adjust the balance under its respective bank credit facility as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of each Business’s capital expenditures. We believe that the borrowing capacity under each Business's bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet the Business’s projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to each Business for repayment of its debt or to fund development projects is derived primarily from its respective cash flows from operations and availability under its bank credit facility, to the extent availability exists after it meets its respective working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our credit facilities.

Each of the Businesses could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$160.3	$155.8

Cash flows from investing activities
Capital expenditures	(72.4)	(58.1)
Other investing activities	0.7	3.0
Net cash used in investing activities	(71.7)	(55.1)

Cash flows from financing activities
Net payments under Boyd Gaming Corporation bank credit facility	(306.5)	(283.4)
Net payments under Peninsula bank credit facility	(52.2)	(52.4)
Payments on retirements of long-term debt	—	(500.0)
Proceeds from issuance of senior notes	750.0	750.0
Other financing activities	(13.0)	(35.7)
Net cash provided by (used in) financing activities	378.3	(121.5)
Net cash provided by discontinued operations	2.7	—
Increase (decrease) in cash and cash equivalents	$469.6	$(20.8)

Cash Flows from Operating Activities
During the six months ended June 30, 2016 and 2015, we generated net operating cash flow of $160.3 million and $155.8 million, respectively. Generally, operating cash flows increased during 2016 as compared to the prior year period due to the flow through effect of higher revenues and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2016 and 2015, we incurred net cash outflows for investing activities of $71.7 million and $55.1 million, respectively, due to our capital expenditures during the respective periods of $72.4 million and $58.1 million. Increases in capital spending as compared to the prior year are due to our ongoing non-gaming amenities initiative and the hotel expansion project at our Delta Downs property.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows for financing activities in the six months ended June 30, 2016 reflect primarily the net proceeds from the issuance of the 6.375% Notes, as discussed further below.

Cash Flows from Discontinued Operations
On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement (the “Purchase Agreement”) to sell our 50% equity interest in the parent company of Borgata to MGM. During the six months ended June 30, 2016, net cash from discontinued operations activities, representing distributions received from Borgata during the period, was $2.7 million.

Indebtedness
The outstanding principal balances of long-term debt for each of the Businesses, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2016	December 31, 2015	Increase/ (Decrease)
Boyd Gaming Corporation Debt
Bank credit facility	$903.3	$1,209.7	$(306.4)
9.00% senior notes due 2020	350.0	350.0	—
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	—	750.0
	2,753.3	2,309.7	443.6

Peninsula Segment Debt
Bank credit facility	610.5	662.8	(52.3)
8.375% senior notes due 2018	350.0	350.0	—
	960.5	1,012.8	(52.3)
Total long-term debt	3,713.8	3,322.5	391.3
Less current maturities	29.8	29.8	—
Long-term debt, net	$3,684.0	$3,292.7	$391.3

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

The blended interest rate for outstanding borrowings under the Boyd Gaming Credit Facility was 3.9% at June 30, 2016 and 3.8% at December 31, 2015.

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

Amounts Outstanding
The principal amounts outstanding under the Boyd Gaming Credit Facility were:

	June 30,	December 31,
(In millions)	2016	2015
Revolving Credit Facility	$—	$240.0
Term A Loan	177.0	183.3
Term B Loan	726.3	730.8
Swing Loan	—	55.6
Total outstanding principal amounts under the Boyd Gaming Credit Facility	$903.3	$1,209.7

At June 30, 2016, approximately $0.9 billion was outstanding under the Boyd Gaming Credit Facility and $7.1 million was allocated to support various letters of credit, leaving remaining contractual availability of $592.9 million.

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the condensed consolidated balance sheet.

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

The blended interest rate for outstanding borrowings under the Peninsula Credit Facility was 4.3% at both June 30, 2016 and December 31, 2015.

At June 30, 2016, approximately $610.5 million was outstanding under the Peninsula Credit Facility and $5.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $31.1 million.

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

Debt Redemption Notices
On August 3, 2016, a conditional notice of redemption was delivered to the trustee for the Peninsula Gaming 8.375% Senior Notes due 2018 (the “2018 Notes”). We have elected to redeem all of the outstanding 2018 Notes on September 2, 2016, at a redemption price of 100.00% of the principal amount of $350.0 million, plus accrued and unpaid interest through the redemption date. Redemption of the 2018 Notes is conditioned upon receipt by the trustee of the 2018 Notes of sufficient funds to pay the redemption price.

On August 5, 2016, a conditional notice of redemption was delivered to the trustee for the Boyd Gaming 9.0% Senior Notes due 2020 (the “2020 Notes”).  The Company has elected to redeem all of the outstanding 2020 Notes on September 3, 2016, at a redemption price of 104.500% of the principal amount of $350.0 million, plus accrued and unpaid interest, if any, to the redemption date.  Redemption of the 2020 Notes is conditioned upon receipt by the trustee of the 2020 Notes of sufficient funds to pay the redemption price.

The redemptions will be funded using cash on hand. (See Note 13, Subsequent Events.)

Covenant Compliance
As of June 30, 2016, we believe that Boyd Gaming Corporation and Peninsula were in compliance with the financial and other covenants of their respective debt instruments.

The indentures governing the notes issued by each of the Businesses contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Business's consolidated EBITDA to fixed charges, including interest) for the Business's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, each Business may still borrow under its existing credit facility. At June 30, 2016, the available borrowing capacity under these credit facilities was $592.9 million at Boyd Gaming Corporation and $31.1 million at Peninsula.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Boyd Gaming Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under the Boyd Gaming Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2016 and 2015, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
Capital Spending and Development
Our estimated total capital expenditures for 2016, excluding the pending acquisitions discussed below, are expected to be approximately $184 million, primarily comprised of projects to reposition non-gaming amenities, the hotel expansion project at our Delta Downs property, and various maintenance capital expenditures across our properties. We intend to fund such capital expenditures through our credit facilities and operating cash flows.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Pending Acquisitions
In April 2016, we announced two agreements to acquire three casino properties in southern Nevada.

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

On April 25, 2016, we announced that we had entered into a definitive agreement (the "Cannery Purchase Agreement") to acquire The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel, located in North Las Vegas, and Nevada Palace, LLC (“Eastside”), the owner and operator of Eastside Cannery Casino and Hotel, located in the eastern part of the Las Vegas Valley, comprising the Las Vegas assets of Cannery Casino Resorts, LLC (“CCR”), for total cash consideration of $230 million, subject to adjustment based on the working capital, including cash and less indebtedness of the acquired assets and less any transaction expenses (the "Cannery Purchase").

The completion of the ALST Merger and the Cannery Purchase are each subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of the respective conditions in each of the ALST Merger Agreement and the Cannery Purchase Agreement, we currently expect each of the transactions to close by the end of 2016. The acquisitions will be funded with cash on hand and available revolver capacity under the Boyd Gaming Bank Credit Facility.

Divestiture of Borgata
Prior to the sale of our equity interest, which closed on August 1, 2016, the Company and MGM each held a 50% interest in Marina District Development Holding Company, LLC ("MDDHC"), which owns all the equity interests in Borgata. Until the closing of the sale, we were the managing member of MDDHC, and we were responsible for the day-to-day operations of Borgata.

Pursuant to the Purchase Agreement, on August 1, 2016, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the “Transaction”). Following the Transaction, MDDHC became a wholly-owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date in the form of outstanding indebtedness, cash and working capital. These initial proceeds do not include our 50% share of any future property tax settlement benefits, to which we retain the right to receive upon payment. Borgata estimates that it is entitled to property tax refunds totaling $160 million, including amounts due under court decisions rendered in its favor and estimates for open tax appeals.

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

•
The risk that our acquisitions and other expansion opportunities divert management’s attention or incur substantial costs, or that we are otherwise unable to develop, profitably manage or successfully integrate the businesses we acquire.

•
The risk that we fail to receive all required governmental approvals regarding pending acquisitions, including clearance from the Federal Trade Commission (“FTC”) regarding our acquisition of the Cannery properties, and approval of the Nevada Gaming Commission regarding our acquisition of the Aliante and the Cannery properties.

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

•	The risk that we fail to adapt our business and amenities to changing customer preferences.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the regions in which we operate.

•	The risk of failing to maintain the integrity of our information technology infrastructure and our business and customer data.

•	Our estimated effective income tax rates, estimated tax benefits, and merits of our tax positions.

•	Risks relating to our realization and estimates of our 50% share of any future property tax settlement benefits from Borgata.

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes.

•
The risks relating to owning our equity, including price and volume fluctuations of the stock market that may harm the market price of our common stock and the potential of certain of our stockholders owning large interest in our capital stock to significantly influence our affairs.

•	Other statements regarding our future operations, financial condition and prospects, and business strategies.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our and Peninsula's bank credit facilities. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2016, Boyd Gaming Corporation long-term variable-rate borrowings represented approximately 32.8% of total long-term debt. Based on June 30, 2016 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause the annual interest costs to change by approximately $9.0 million.

As of June 30, 2016, Peninsula long-term variable-rate borrowings represented approximately 63.6% of total long-term debt. Based on June 30, 2016 debt levels, a 100 basis point increase in the Eurodollar rate or the base rate would cause the annual interest costs on the Revolving Credit Facility and Term Loan to increase by approximately $0.1 million and $2.7 million, respectively, and a 100 basis point decrease in the Eurodollar rate or the base rate would cause the annual interest costs on the Revolving Credit Facility to decrease by $0.1 million. There would be no decrease to interest costs on the Term Loan as the interest rate at June 30, 2016 was at the floor. The impact of a 100 basis point increase in the Eurodollar rate or the base rate on the Term Loan is lessened as the current Eurodollar rate at June 30, 2016 is below the established minimum 1.0% rate. The impact of a 100 basis point decrease in the Eurodollar rate or the base rate on the Revolving Credit Facility is capped as the current rate at June 30, 2016 is less than 1.0% above the lowest possible rate of 4.0%.

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

Item 1A.    Risk Factors
Set forth below are certain risk factors related to our business that include material changes to, or discuss risks in addition to, the risks previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Information Regarding Forward-Looking Statements.

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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, on April 21, 2016 we announced that we had entered into a definitive agreement to acquire the Aliante Casino, Hotel and Spa (“Aliante”), and on April 25, 2016 we announce that we had entered into a definitive agreement to acquire the Cannery Casino Hotel and Eastside Cannery Hotel (the “Cannery Properties,” and together with Aliante, the “Acquisitions”). The Acquisitions are discussed in detail in Note 3 to the financial statements, Acquisitions and Divestitures.

In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, including as a result of the pending Acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we pursue or that gaming will be approved in jurisdictions where it is not currently approved.

We may face integration difficulties and may be unable to integrate Aliante and the Cannery Properties into Boyd Gaming's business successfully or realize the anticipated benefits of the pending Acquisitions. The consummation of the Acquisitions will require the successful integration of three additional properties into Boyd Gaming’s operating structure in order to realize the anticipated benefits of the Acquisitions. We will be required to devote significant management attention and resources to ensure that such integration is successfully completed. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully assume management of the new properties in a manner that permits the us to achieve the full revenue and other benefits anticipated to result from the Acquisitions;

•
complexities associated with managing the new properties, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the properties in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses associated with the Acquisitions.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of Boyd Gaming’s management; and

•	the disruption of, or the loss of momentum in, each property’s ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Acquisitions, or could reduce our earnings or otherwise adversely affect our business and financial results.

Our ability to consummate the Acquisitions is contingent upon the receipt of governmental approvals and satisfaction of certain closing conditions.
The consummation of each Acquisition is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), as amended. While the applicable HSR waiting period regarding our acquisition of the Aliante has expired, we have received a request from the FTC for additional information regarding our Acquisition of the Cannery properties and the FTC’s review is ongoing with respect to that Acquisition. Further, the review of the Acquisitions by the Nevada Gaming Control Board is currently ongoing, and we have not yet received approval for either of the Acquisitions from the Nevada Gaming Commission. If we fail to receive all such required regulatory approvals, or otherwise fail to satisfy a required closing condition, resulting in the failure to consummate either of the Acquisitions, our business will be materially adversely affected. Such effects could include, but are not limited to, the failure to recognize the anticipated benefits of such Acquisitions, the loss of management’s time and the expense expended with respect to investigating, entering into, and attempting to consummate such Acquisition, as well as other related costs to Boyd Gaming’s business. For example, Boyd Gaming may be required to pay ALST Casino Holdco, LLC, the owner of the Aliante, a termination fee of $30 million if the Aliante acquisition fails to close.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger entered into as of April 21, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC. †	Filed electronically herewith

2.2
Membership Interest Purchase Agreement entered into as of April 25, 2016, by and among Boyd Gaming Corporation, The Cannery Hotel and Casino, LLC, Nevada Palace, LLC, and Cannery Casino Resorts, LLC. †
Filed electronically herewith

2.3	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation. †	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

2.4	First amendment to Equity Purchase Agreement entered into as of July 19, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2016.

4.1	Indenture governing the Company’s 6.375% Senior Notes due 2026, dated March 28, 2016, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.2	Form of 6.375% Senior Note.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.3
Registration Rights Agreement, dated March 28, 2016, by and among the Company, the guarantors named therein and Deutsche Bank Securities Inc., on behalf of itself and as representative of the several initial purchasers.
Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2016.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer