Form 10-Q
period 2016-09-30
BOYD GAMING CORP
filed 2016-11-08
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2016
Common stock, $0.01 par value	112,484,580

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$159,688	$158,821
Restricted cash	23,292	19,030
Accounts receivable, net	26,936	25,289
Inventories	15,749	15,462
Prepaid expenses and other current assets	43,467	37,250
Income taxes receivable	1,168	1,380
Total current assets	270,300	257,232
Property and equipment, net	2,262,630	2,225,342
Other assets, net	51,766	48,341
Intangible assets, net	878,105	890,054
Goodwill, net	993,853	685,310
Investment in unconsolidated subsidiary held for sale	—	244,621
Total assets	$4,456,654	$4,350,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$30,250	$29,750
Accounts payable	88,141	75,803
Accrued liabilities	270,712	249,518
Total current liabilities	389,103	355,071
Long-term debt, net of current maturities and debt issuance costs	2,956,998	3,239,799
Deferred income taxes	98,814	162,189
Other long-term tax liabilities	3,275	3,085
Other liabilities	85,438	82,745
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,483,747 and 111,614,420 shares outstanding	1,125	1,117
Additional paid-in capital	953,511	945,041
Accumulated deficit	(32,098)	(437,881)
Accumulated other comprehensive income (loss)	438	(316)
Total Boyd Gaming Corporation stockholders' equity	922,976	507,961
Noncontrolling interest	50	50
Total stockholders' equity	923,026	508,011
Total liabilities and stockholders' equity	$4,456,654	$4,350,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues
Gaming	$443,568	$457,397	$1,359,047	$1,390,734
Food and beverage	74,257	76,713	226,955	230,918
Room	42,985	41,649	128,225	123,334
Other	29,579	32,379	90,738	92,706
Gross revenues	590,389	608,138	1,804,965	1,837,692
Less promotional allowances	58,488	61,825	175,812	180,934
Net revenues	531,901	546,313	1,629,153	1,656,758
Operating costs and expenses
Gaming	217,103	225,653	658,396	677,036
Food and beverage	40,745	41,900	124,664	126,380
Room	11,247	10,765	33,039	31,494
Other	18,660	21,548	56,819	60,938
Selling, general and administrative	80,833	79,954	241,686	242,656
Maintenance and utilities	27,854	29,030	76,711	80,965
Depreciation and amortization	47,928	51,345	143,831	155,251
Corporate expense	15,877	15,009	49,883	52,013
Project development, preopening and writedowns	3,735	1,514	11,473	4,218
Impairments of assets	—	—	1,440	1,065
Other operating items, net	3	172	555	342
Total operating costs and expenses	463,985	476,890	1,398,497	1,432,358
Operating income	67,916	69,423	230,656	224,400
Other expense (income)
Interest income	(1,050)	(460)	(2,506)	(1,396)
Interest expense, net of amounts capitalized	55,203	56,558	170,155	170,624
Loss on early extinguishments and modifications of debt	41,518	863	42,364	32,333
Other, net	1	1,753	143	3,641
Total other expense, net	95,672	58,714	210,156	205,202
Income (loss) from continuing operations before income taxes	(27,756)	10,709	20,500	19,198
Income taxes benefit (provision)	189,620	(3,694)	174,231	5,931
Income from continuing operations, net of tax	161,864	7,015	194,731	25,129
Income from discontinued operations, net of tax	180,707	18,410	211,052	28,974
Net income	$342,571	$25,425	$405,783	$54,103

Basic net income per common share
Continuing operations	$1.41	$0.06	$1.70	$0.22
Discontinued operations	1.58	0.17	1.85	0.26
Basic net income per common share	$2.99	$0.23	$3.55	$0.48
Weighted average basic shares outstanding	114,567	112,608	114,335	112,100

Diluted net income per common share
Continuing operations	$1.40	$0.06	$1.69	$0.22
Discontinued operations	1.57	0.16	1.84	0.26
Diluted net income per common share	$2.97	$0.22	$3.53	$0.48
Weighted average diluted shares outstanding	115,202	113,375	115,051	112,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income	$342,571	$25,425	$405,783	$54,103
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	417	642	754	(121)
Comprehensive income attributable to Boyd Gaming Corporation	$342,988	$26,067	$406,537	$53,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2016	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011
Net income	—	—	—	405,783	—	—	405,783
Comprehensive income attributable to Boyd	—	—	—	—	754	—	754
Stock options exercised	449,065	4	2,909	—	—	—	2,913
Release of restricted stock units, net of tax	261,235	2	(695)	—	—	—	(693)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Share-based compensation costs	—	—	7,125	—	—	—	7,125
Balances, September 30, 2016	112,483,747	$1,125	$953,511	$(32,098)	$438	$50	$923,026

Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	54,103	—	—	54,103
Comprehensive income attributable to Boyd	—	—	—	—	(121)	—	(121)
Stock options exercised	1,145,302	11	8,595	—	—	—	8,606
Release of restricted stock units, net of tax	118,319	1	(286)	—	—	—	(285)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	8,227	—	—	—	8,227
Balances, September 30, 2015	111,022,430	$1,110	$936,197	$(431,012)	$(174)	$50	$506,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$405,783	$54,103
Net (income) from discontinued operations	(211,052)	(28,974)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,831	155,251
Amortization of debt financing costs and discounts on debt	12,654	16,576
Share-based compensation expense	7,125	8,227
Deferred income taxes	(177,106)	17,194
Non-cash impairment of assets	1,440	1,065
Loss on early extinguishments and modifications of debt	42,364	32,333
Other operating activities	1,200	(341)
Changes in operating assets and liabilities:
Restricted cash	(4,262)	(6,626)
Accounts receivable, net	2,045	2,220
Inventories	733	55
Prepaid expenses and other current assets	(2,919)	(5,131)
Current other tax asset	—	1,802
Income taxes receivable	212	1,243
Other assets, net	(759)	2,149
Accounts payable and accrued liabilities	32,731	11,997
Other long-term tax liabilities	190	(25,580)
Other liabilities	2,696	3,886
Net cash provided by operating activities	256,906	241,449
Cash Flows from Investing Activities
Capital expenditures	(117,330)	(86,997)
Cash paid for acquisition, net of cash received	(372,322)	—
Other investing activities	2,719	3,777
Net cash used in investing activities	(486,933)	(83,220)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	1,622,075	627,000
Payments under Boyd Gaming bank credit facility	(1,290,800)	(949,700)
Borrowings under Peninsula bank credit facility	237,000	262,100
Payments under Peninsula bank credit facility	(899,750)	(335,550)
Proceeds from issuance of senior notes	750,000	750,000
Retirements of senior notes	(700,000)	(500,000)
Debt financing costs, net	(40,718)	(14,001)
Premium and consent fees paid	(15,750)	(24,246)
Share-based compensation activities, net	1,353	5,875
Other financing activities	—	(3)
Net cash used in financing activities	(336,590)	(178,525)
Cash Flows from Discontinued Operations
Cash flows from operating activities	(26,596)	—
Cash flows from investing activities	594,080	—
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	567,484	—
Change in cash and cash equivalents	867	(20,296)
Cash and cash equivalents, beginning of period	158,821	145,341
Cash and cash equivalents, end of period	$159,688	$125,045
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$147,001	$137,128
Cash paid (received) for income taxes, net of refunds	31,698	(1,246)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$4,208	$5,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD."

We are a diversified operator of 22 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

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

On September 27, 2016, we completed our previously announced acquisition of ALST Casino Holdco, LLC ("ALST"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 21, 2016, as amended on September 26, 2016, by and among Boyd Gaming, Boyd TCII Acquisition, LLC, a wholly-owned subsidiary of Boyd Gaming ("Merger Sub"), and ALST. The net purchase price, after adjustment for working capital and other items, was $372.3 million. The acquired assets and liabilities of ALST are included in our condensed consolidated balance sheet as of September 30, 2016, and the results of its operations and cash flows are reported in our condensed consolidated statements of operations and cash flows from September 27, 2016 through September 30, 2016. See Note 3, Acquisitions and Divestitures, for further information. We have not disclosed the pro forma impact of this acquisition to the results of operations for the three and nine months ended September 30, 2016, as the pro forma impact was deemed immaterial.

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming and its wholly owned subsidiaries. Investments in unconsolidated affiliates, which do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement (the "Purchase Agreement") to sell our 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata Hotel Casino & Spa ("Borgata"), to MGM Resorts International ("MGM"), and the transaction closed on August 1, 2016. (See Note 3, Acquisitions and Divestitures.) We account for our investment in Borgata applying the equity method and report its results as discontinued operations for all periods presented in these condensed consolidated financial statements.

Revisions and Reclassifications
The financial information for the three and nine months ended September 30, 2015 is derived from our condensed consolidated financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and has been revised to reflect the results of operations and cash flows of our equity investment in Borgata as discontinued operations. (See Note 3, Acquisitions and Divestitures.)

Asset transaction costs that were previously disaggregated in our condensed consolidated statement of operations for the three and nine months ended September 30, 2015 were accumulated with preopening expenses. This reclassification had no effect on our retained earnings or net income as previously reported.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Amortization of debt financing costs and amortization of discounts on debt, which were previously disaggregated in our condensed consolidated statement of cash flows for the nine months ended September 30, 2015, were combined. This reclassification had no effect on our cash provided by operating activities as previously reported.

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

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Rooms	$18,778	$19,573	$56,017	$57,505
Food and beverage	36,528	38,139	109,640	112,984
Other	3,182	4,113	10,155	10,445
Total promotional allowances	$58,488	$61,825	$175,812	$180,934

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Rooms	$8,307	$8,988	$24,797	$26,240
Food and beverage	32,611	33,925	96,724	99,874
Other	3,041	3,214	9,021	8,889
Total estimated cost of promotional allowances	$43,959	$46,127	$130,542	$135,003

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $79.7 million and $83.2 million for the three months ended September 30, 2016 and 2015, respectively, and $243.8 million and $252.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if after weighing all positive and negative evidence, it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more likely than not realization threshold. This assessment

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

In performing our third quarter valuation allowance analysis, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilize a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended September 30, 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended September 30, 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, during the third quarter, we released $190.4 million of valuation allowance on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets.

For the nine months ended September 30, 2015, we computed our benefit for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate our income tax benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax benefit.

Our tax rate is impacted by adjustments that are largely independent of our operating results before taxes. In the current year, such adjustments relate primarily to the release of our valuation allowance on a significant portion of our deferred tax assets. In the prior year, the adjustments relate primarily to changes in our valuation allowance and the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that are not available to offset existing deferred tax assets.  The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
Accounting Standards Update 2016-15, Statement of Cash Flows ("Update 2016-15")
In August 2016, the Financial Accounting Standards Board ("FASB") issued Update 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Accounting Standards Update ("ASU") is intended to reduce the lack of consistent principles on certain classifications such as debt prepayment, debt extinguishment costs, distributions, insurance claims and beneficial interest in securitization transactions. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-15 to the financial statements.

Accounting Standards Update 2016-13, Financial Instruments-Credit Losses ("Update 2016-13")
In June 2016, the FASB issued Update 2016-13, which amends the guidance on the impairment of financial instruments. Update 2016-13 adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-13 to the financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

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

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Acquisition - Aliante Casino + Hotel + Spa
Overview
On September 27, 2016, Boyd Gaming completed its previously announced acquisition of ALST, the holding company of Aliante Gaming, LLC ("Aliante"), the owner and operator of the Aliante Casino + Hotel + Spa, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly-owned subsidiaries of Boyd Gaming. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas and offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 11, Segment Information.) The acquired assets and liabilities of ALST and Aliante are included in our condensed consolidated balance sheet as of September 30, 2016, and the results of its operations and cash flows are reported in our condensed consolidated statements of operations and cash flows from September 27, 2016 through September 30, 2016. The net purchase price was $372.3 million.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date included the purchase price of the net assets transferred. The total gross consideration was $399.1 million.

Status of Purchase Price Allocation
For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their respective net book values as reflected in the accounting records of ALST. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the Merger based on fair value estimates as of the date of the Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during the fourth quarter of 2016. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at September 30, 2016.

Acquisition Method of Accounting
The Company is following the acquisition method of accounting per Accounting Standards Codification ("ASC") 805 guidance. In accordance with ASC 805, the Company will allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which will be determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values will be recorded as goodwill.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$31,886
Property and equipment, net	60,618
Other assets	4,441
Total acquired assets	96,945
Current liabilities	5,693
Other liabilities	636
Total liabilities assumed	6,329
Net identifiable assets acquired	90,616
Goodwill	308,530
Net assets acquired	$399,146

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$6,200
Buildings and improvements	10 - 45 years	47,945
Furniture and equipment	3 - 7 years	5,831
Construction in progress		642
Property and equipment acquired		$60,618

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.9 million and $1.9 million of acquisition related costs that were expensed for the three and nine months ended September 30, 2016, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Condensed Consolidated Statement of Operations for the period from September 27, 2016 through September 30, 2016
The following supplemental information presents the financial results of Aliante included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2016:

Period from
September 27 to
(In thousands)	September 30, 2016
Net revenues	$1,040
Net income	$248

Pending Acquisition - Cannery Casino Hotel and Nevada Palace, LLC
On April 25, 2016, Boyd Gaming announced it has entered into a definitive agreement to acquire The Cannery Hotel and Casino, LLC ("Cannery"), the owner and operator of Cannery Casino Hotel located in North Las Vegas, and Nevada Palace, LLC ("Eastside"), the owner and operator of Eastside Cannery Casino and Hotel located in the eastern part of the Las Vegas Valley, comprising the Las Vegas assets of Cannery Casino Resorts, LLC ("CCR"), for total cash consideration of $230 million, subject to adjustment based on the working capital, including cash and less indebtedness of the acquired assets and less any transaction expenses.

Boyd Gaming will acquire Cannery and Eastside pursuant to a Membership Interest Purchase Agreement (the "Cannery Purchase Agreement") entered into on April 25, 2016, by and among, Boyd Gaming, CCR, Cannery and Eastside. The Cannery Purchase Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Boyd Gaming will acquire from

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

CCR all of the issued and outstanding membership interests of Cannery and Eastside (the "Cannery Purchase"), such that, following the Cannery Purchase, Cannery and Eastside will be wholly-owned subsidiaries of Boyd Gaming.

The Cannery Purchase Agreement contains customary representations, warranties, covenants and termination rights. In addition, $20 million of the cash consideration will be placed in escrow to satisfy the indemnification obligations of CCR.

On October 28, 2016, Boyd Gaming, Cannery, Eastside and CCR entered into an amendment to the Cannery Purchase Agreement (the "Cannery Purchase Amendment") to extend the outside date for the Closing (as defined in the Cannery Purchase Agreement) from October 31, 2016 to December 31, 2016.

The completion of the Cannery Purchase is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of the respective conditions in the Cannery Purchase Agreement, we currently expect the Cannery Purchase to close before the end of 2016.

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed its previously announced sale of its 50% equity interest in MDDHC, the parent company of Borgata in Atlantic City, New Jersey ("Borgata"), to MGM Resorts International ("MGM") pursuant to an Equity Purchase Agreement (the "Purchase Agreement") entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned subsidiary of Boyd ("Seller"), and MGM.

Prior to the sale of our equity interest, the Company and MGM each held a 50% interest in MDDHC, which owns all the equity interests in Borgata. Until the closing of the sale, we were the managing member of MDDHC, and we were responsible for the day-to-day operations of Borgata.

Pursuant to the Purchase Agreement, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the "Transaction"). Following the Transaction, MDDHC became a wholly-owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds do not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retains the right to receive upon payment. During third quarter 2016, we recognized $4.3 million in income for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. Borgata estimates that it is entitled to additional property tax refunds totaling between $140 million and $160 million, including amounts due under court decisions rendered in its favor and estimates for open tax appeals.

We reflect the results of operations and cash flows from our investment in Borgata as discontinued operations for all periods presented in these condensed consolidated financial statements.

The after-tax gain on the sale of Borgata was $181.7 million and is included in discontinued operations in the three and nine months ended September 30, 2016.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

	Period from	Period from
	July 1 to	January 1 to
	July 31,	July 31,
(In thousands)	2016	2016
Net revenues	$91,870	$485,510
Operating expenses	63,997	366,812
Operating income	27,873	118,698
Non-operating expenses	6,104	36,280
Net income	$21,769	$82,418

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2015	2015
Net revenues	$237,461	$611,213
Operating expenses	175,248	495,473
Operating income	62,213	115,740
Non-operating expenses	25,363	58,909
Net income	$36,850	$56,831

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Land	$234,186	$229,857
Buildings and improvements	2,618,837	2,539,578
Furniture and equipment	1,212,038	1,152,277
Riverboats and barges	238,846	238,743
Construction in progress	68,735	42,497
Other	5,388	7,404
Total property and equipment	4,378,030	4,210,356
Less accumulated depreciation	2,115,400	1,985,014
Property and equipment, net	$2,262,630	$2,225,342

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the 2013 sale of the Echelon development project. Such assets are not in service and are not currently being depreciated.

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Depreciation expense	$44,010	$44,643	$131,832	$134,904

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2016
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.1 years	$136,300	$(121,147)	$—	$15,153
Favorable lease rates	31.7 years	45,370	(12,779)	—	32,591
Development agreement	—	21,373	—	—	21,373
		203,043	(133,926)	—	69,117

Indefinite lived intangible assets
Trademarks	Indefinite	129,487	—	(3,500)	125,987
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,822	(33,960)	(159,874)	808,988
Balance, September 30, 2016		$1,205,865	$(167,886)	$(159,874)	$878,105

	December 31, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.9 years	$136,300	$(109,994)	$—	$26,306
Favorable lease rates	32.4 years	45,370	(11,997)	—	33,373
Development agreement	—	21,373	—	—	21,373
		203,043	(121,991)	—	81,052

Indefinite lived intangible assets
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, December 31, 2015		$1,205,879	$(155,951)	$(159,874)	$890,054

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Payroll and related expenses	$64,242	$71,815
Interest	44,080	35,337
Gaming liabilities	42,268	37,496
Player loyalty program liabilities	18,280	18,491
Other accrued liabilities	101,842	86,379
Total accrued liabilities	$270,712	$249,518

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		September 30, 2016
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Sept. 30, 2016	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	3.54%	$1,541,000	$(1,986)	$(28,483)	$1,510,531
6.875% senior notes due 2023	6.88%	750,000	—	(11,648)	738,352
6.375% senior notes due 2026	6.38%	750,000	—	(12,270)	737,730
Other	5.80%	635	—	—	635
Total long-term debt		3,041,635	(1,986)	(52,401)	2,987,248
Less current maturities		30,250	—	—	30,250
Long-term debt, net		$3,011,385	$(1,986)	$(52,401)	$2,956,998

		December 31, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2015	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt
Bank credit facility	3.75%	$1,209,725	$(2,702)	$(9,746)	$1,197,277
9.00% senior notes due 2020	9.00%	350,000	—	(7,044)	342,956
6.875% senior notes due 2023	6.88%	750,000	—	(12,934)	737,066
		2,309,725	(2,702)	(29,724)	2,277,299

Peninsula Gaming Debt
Bank credit facility	4.25%	662,750	—	(14,143)	648,607
8.375% senior notes due 2018	8.38%	350,000	—	(6,357)	343,643
		1,012,750	—	(20,500)	992,250
Total long-term debt		3,322,475	(2,702)	(50,224)	3,269,549
Less current maturities		29,750	—	—	29,750
Long-term debt, net		$3,292,725	$(2,702)	$(50,224)	$3,239,799

Boyd Gaming Debt
Credit Facility
On September 15, 2016, the Company entered into an Amendment No. 1 and Joinder Agreement (the "Amendment") among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The Amendment modified the Third Amended and Restated Credit Agreement (the "Prior Credit Facility"), dated August 14, 2013, together referred to as the "Credit Facility" or the "Credit Agreement".

As modified by the Amendment, the Credit Facility provides for: (i) increased commitments under the existing senior secured revolving credit facility (the "Revolving Credit Facility") to an amount equal to $775.0 million, (ii) commitments under the existing senior secured term A loan (the "Term A Loan") in an amount equal to $225.0 million, and (iii) a new $1.0 billion senior secured term B-2 loan (the "Term B-2 Loan"). The maturity dates of the Revolving Credit Facility and the Term A Loan have been extended to September 15, 2021 (or earlier upon the occurrence or non-occurrence of certain events); the Term B-2 Loan matures on September 15, 2023 (or earlier upon the occurrence or non-occurrence of certain events); the maturity date of the existing senior secured term B-1 loan (the "Term B-1 Loan"), under which $274.0 million in aggregate principal is outstanding, remains August 14, 2020. The increase to the Term A Loan and the new Term B-2 Loan were fully funded on the effective date of the Amendment. Proceeds from the Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transaction costs in connection with the Credit Facility and may be used for working capital and other general corporate purposes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million, plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Credit Agreement) would not exceed 4.25 to 1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Credit Agreement), in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Term B-2 Loan will amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Revolving Credit Facility	$—	$240,000
Term A Loan	225,000	183,275
Term B-1 Loan	274,000	730,750
Term B-2 Loan	1,000,000	—
Swing Loan	42,000	55,700
Total outstanding principal amounts under the Credit Facility	$1,541,000	$1,209,725

At September 30, 2016, approximately $1.5 billion was outstanding under the Credit Facility and $12.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $721.0 million.

Interest and Fees
The interest rate on the outstanding balance from time to time of the Revolving Credit Facility and the Term A Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 1.75% to 2.75% (if using the Eurodollar rate) and from 0.75% to 1.75% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

The interest rate on the outstanding balance from time to time of the Term B-1 Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%. The interest rate on the outstanding balance from time to time of the Term B-2 Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate (subject to a 0.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%.

The "base rate" under the Credit Agreement remains the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.

Optional and Mandatory Prepayments
Amounts outstanding under the Credit Agreement may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions, including a 1.00% prepayment premium for any prepayment of the Term B-2 Loan prior to March 15, 2017 that is accompanied by a repricing of the Term B-2 Loan.

The Credit Agreement contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Amended Credit Agreement in connection with certain asset sales and issuances of certain additional secured indebtedness. In addition, it requires fixed quarterly amortization of principal and requires that the Company use a portion of its annual excess cash flow as defined in the agreement to prepay the loans.

The Company’s obligations under the Credit Agreement, subject to certain exceptions, are guaranteed by certain of the Company’s subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Agreement.

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the condensed consolidated balance sheets.

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

In connection with the private placement of the 6.375% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.375% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 6.375% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 6.375% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 6.375% Notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 6.375% Notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the 6.375% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

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

Senior Notes
9.00% Senior Notes due July 2020
On September 6, 2016 we redeemed all of our 9.00% senior notes due July 2020 (the "9.00% Notes") at a redemption price of 104.50% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand.

As a result of this redemption, the 9.00% Notes have been fully extinguished.

Peninsula Gaming Debt
Bank Credit Facility
On September 2, 2016, Peninsula repaid all of the outstanding amounts, including all principal and accrued interest amounts, under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") pursuant to the Peninsula Credit Agreement. In connection with the repayment in full of the Peninsula Credit Facility (the "Repayment"), the Peninsula Credit Agreement was terminated.

At December 31, 2015, the outstanding principal amount under the Peninsula Credit Facility was comprised of the following:

(In thousands)
Term Loan	$647,750
Revolving Facility	9,000
Swing Loan	6,000
Total outstanding principal amount under the Peninsula Credit Facility	$662,750

Peninsula Senior Notes
8.375% Senior Notes due February 2018
On September 2, 2016 we redeemed all of our 8.375% senior notes due February 2018 (the "8.375% Notes") at a redemption price of 100.0% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand.

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
9.00% Senior Notes premium and consent fees	$15,750	$—	$15,750	$—
9.00% Senior Notes deferred finance charges	5,976	—	5,976	—
8.375% Senior Notes deferred finance charges	4,497	—	4,497	—
9.125% Senior Notes premium and consent fees	—	—	—	23,962
9.125% Senior Notes deferred finance charges	—	—	—	4,888
Boyd Gaming Credit Facility deferred finance charges	6,629	444	6,629	1,602
Peninsula Credit Facility deferred finance charges	8,666	419	9,512	1,881
Total loss on early extinguishments and modifications of debt	$41,518	$863	$42,364	$32,333

Covenant Compliance
As of September 30, 2016, we believe that we were in compliance with the financial and other covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016, except for the pending acquisitions of the Las Vegas assets of CCR as discussed in Note 3, Acquisitions and Divestitures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Gaming	$86	$68	$251	$191
Food and beverage	17	12	48	36
Room	8	6	23	17
Selling, general and administrative	437	345	1,274	969
Corporate expense	994	1,429	5,529	7,014
Total share-based compensation expense	$1,542	$1,860	$7,125	$8,227

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	September 30, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$159,688	$159,688	$—	$—
Restricted cash	23,292	23,292	—	—
Investment available for sale	18,279	—	—	18,279

Liabilities
Contingent payments	$3,435	$—	$—	$3,435

	December 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$158,821	$158,821	$—	$—
Restricted cash	19,030	19,030	—	—
Investment available for sale	17,839	—	—	17,839

Liabilities
Contingent payments	$3,632	$—	$—	$3,632

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at September 30, 2016 and December 31, 2015.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of September 30, 2016 and December 31, 2015. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both September 30, 2016 and December 31, 2015, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2016 and December 31, 2015, $17.8 million and $17.4 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.1 million and $3.2 million at September 30, 2016 and December 31, 2015, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("KSC"), KSC agreed to pay a former casino project developer and option holder 1% of KSC's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at both September 30, 2016 and December 31, 2015, is a discount rate of 18.5%. At both September 30, 2016 and December 31, 2015, there was a current liability of $0.9 million related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at September 30, 2016 and December 31, 2015, of $2.5 million and $2.7 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,832	$(3,488)	$17,276	$(3,642)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	30	(147)	31	(156)
Included in other comprehensive income (loss)	417	—	642	—
Transfers in or out of Level 3	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	—	200	—	211
Balance at end of reporting period	$18,279	$(3,435)	$17,949	$(3,587)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at beginning of reporting period	$17,839	$(3,632)	$18,357	$(75)	$(3,792)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	96	(452)	93	75	(476)
Included in other comprehensive income (loss)	754	—	(121)	—	—
Transfers in or out of Level 3	—	—	—	—	—
Purchases, sales, issuances and settlements:
Settlements	(410)	649	(380)	—	681
Balance at end of reporting period	$18,279	$(3,435)	$17,949	$—	$(3,587)

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	9.7%
Contingent payments	Discounted cash flow	Discount rate	18.5%

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$33,823	$26,858	$28,118	Level 3
Other financial instruments	100	95	95	Level 3

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,126	$27,660	$28,381	Level 3
Other financial instruments	200	186	186	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,541,000	$1,510,531	$1,548,060	Level 2
6.875% senior notes due 2023	750,000	738,352	811,875	Level 1
6.375% senior notes due 2026	750,000	737,730	802,500	Level 1
Other	635	635	635	Level 3
Total debt	$3,041,635	$2,987,248	$3,163,070

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Boyd Gaming Debt
Bank credit facility	$1,209,725	$1,197,277	$1,202,870	Level 2
9.00% senior notes due 2020	350,000	342,956	372,750	Level 1
6.875% senior notes due 2023	750,000	737,066	772,500	Level 1
	2,309,725	2,277,299	2,348,120

Peninsula Gaming Debt
Bank credit facility	662,750	648,607	661,131	Level 2
8.375% senior notes due 2018	350,000	343,643	357,000	Level 2
	1,012,750	992,250	1,018,131
Total debt	$3,322,475	$3,269,549	$3,366,251

The estimated fair values of our Credit Facility is based on a relative value analysis performed on or about September 30, 2016 and December 31, 2015. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about December 31, 2015. The estimated fair values of our senior notes are based on quoted market prices as of September 30, 2016 and December 31, 2015. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2016 or 2015.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 11.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest and South. The table below lists the classification of each of our properties.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest and South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi

As a result of the agreement to sell our equity interest in Borgata (see Note 3, Acquisitions and Divestitures), we no longer report our interest in Borgata as a Reportable Segment.

In third quarter 2016, the Peninsula debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula to Boyd Gaming. As a result of the elimination of this restriction, management has concluded that the properties previously comprising the Peninsula segment will be aggregated into the Midwest and South reportable segment, and has retrospectively adjusted the presentation for all periods presented.

Also, as of September 27, 2016, our Las Vegas Locals segment includes our wholly-owned subsidiary, Aliante (see Note 3, Acquisitions and Divestitures).

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net Revenues
Las Vegas Locals	$148,879	$148,022	$462,213	$451,356
Downtown Las Vegas	56,606	56,685	174,423	171,723
Midwest and South	326,416	341,606	992,517	1,033,679
Total Reportable Segment Net Revenues	$531,901	$546,313	$1,629,153	$1,656,758

Adjusted EBITDA
Las Vegas Locals	$36,173	$32,261	$123,617	$113,313
Downtown Las Vegas	10,018	10,144	36,962	33,128
Midwest and South	90,633	96,347	281,305	294,635
Total Reportable Segment Adjusted EBITDA	136,824	138,752	441,884	441,076
Corporate expense	(14,884)	(13,581)	(44,355)	(45,000)
Adjusted EBITDA	121,940	125,171	397,529	396,076

Other operating costs and expenses
Deferred rent	816	857	2,449	2,573
Depreciation and amortization	47,928	51,345	143,831	155,251
Share-based compensation expense	1,542	1,860	7,125	8,227
Project development, preopening and writedowns	3,735	1,514	11,473	4,218
Impairments of assets	—	—	1,440	1,065
Other operating items, net	3	172	555	342
Total other operating costs and expenses	54,024	55,748	166,873	171,676
Operating income	$67,916	$69,423	$230,656	$224,400

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2016	2015
Assets
Las Vegas Locals	$1,535,515	$1,155,224
Downtown Las Vegas	149,172	138,159
Midwest and South	2,597,024	2,634,742
Total Reportable Segment Assets	4,281,711	3,928,125
Corporate	174,943	422,775
Total Assets	$4,456,654	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.875% Senior Notes due May 2023 ("6.875% Notes") and our 6.375% Notes is presented below. Each of these notes is fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

On September 2, 2016, we notified the trustees of our 6.875% Notes and our 6.375% Notes of our designation of the following additional subsidiaries as "Restricted Subsidiaries": Boyd Acquisition I, LLC, Boyd Acquisition II, LLC, Peninsula Gaming, LLC, Belle of Orleans, L.L.C., Diamond Jo, LLC, Diamond Jo Worth, LLC, Kansas Star Casino, LLC, and The Old Evangeline Downs, L.L.C.

The tables below present the condensed consolidating balance sheets as of September 30, 2016, and December 31, 2015, the condensed consolidating statements of operations for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional Restricted Subsidiaries listed above as subsidiary guarantors.

Condensed Consolidating Balance Sheets

	September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,705	$145,570	$12,413	$—	$—	$159,688
Other current assets	16,023	88,533	15,764	—	(9,708)	110,612
Property and equipment, net	68,118	2,099,977	94,535	—	—	2,262,630
Investments in subsidiaries	4,509,550	—	—	—	(4,509,550)	—
Intercompany receivable	—	1,489,652	—	—	(1,489,652)	—
Other assets, net	13,336	30,165	21,497	—	(13,232)	51,766
Intangible assets, net	—	854,046	24,059	—	—	878,105
Goodwill, net	—	684,529	309,324	—	—	993,853
Total assets	$4,608,732	$5,392,472	$477,592	$—	$(6,022,142)	$4,456,654

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$30,250	$—	$—	$—	$—	$30,250
Other current liabilities	127,456	190,831	40,799	—	(233)	358,853
Accumulated losses of subsidiaries in excess of investment	—	169,906	265	—	(170,171)	—
Intercompany payable	534,902	—	963,992	254	(1,499,148)	—
Long-term debt, net of current maturities and debt issuance costs	2,956,362	—	636	—	—	2,956,998
Other long-term liabilities	36,786	163,973	—	—	(13,232)	187,527

Boyd Gaming Corporation stockholders' equity (deficit)	922,976	4,867,762	(528,100)	(254)	(4,339,408)	922,976
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	922,976	4,867,762	(528,100)	(254)	(4,339,358)	923,026
Total liabilities and stockholders' equity	$4,608,732	$5,392,472	$477,592	$—	$(6,022,142)	$4,456,654

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$156,116	$2,482	$221	$—	$158,821
Other current assets	14,602	74,402	10,415	—	(1,008)	98,411
Property and equipment, net	68,515	2,120,455	36,372	—	—	2,225,342
Investments in subsidiaries	3,547,690	—	—	—	(3,547,690)	—
Intercompany receivable	—	1,701,817	—	—	(1,701,817)	—
Other assets, net	12,521	30,755	18,293	—	(13,228)	48,341
Intangible assets, net	—	865,995	24,059	—	—	890,054
Goodwill, net	—	684,529	781	—	—	685,310
Investment in unconsolidated subsidiary held for sale	—	244,621	—	—	—	244,621
Total assets	$3,643,330	$5,878,690	$92,402	$221	$(5,263,743)	$4,350,900

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$8,250	$—	$—	$—	$29,750
Other current liabilities	102,946	198,590	24,071	—	(286)	325,321
Accumulated losses of subsidiaries in excess of investment	—	4,507	302	—	(4,809)	—
Intercompany payable	720,400	—	981,688	475	(1,702,563)	—
Long-term debt, net of current maturities and debt issuance costs	2,255,800	983,999	—	—	—	3,239,799
Other long-term liabilities	34,723	226,524	—	—	(13,228)	248,019

Boyd Gaming Corporation stockholders' equity (deficit)	507,961	4,456,820	(913,659)	(254)	(3,542,907)	507,961
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	507,961	4,456,820	(913,659)	(254)	(3,542,857)	508,011
Total liabilities and stockholders' equity	$3,643,330	$5,878,690	$92,402	$221	$(5,263,743)	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$29,708	$523,904	$13,252	$—	$(34,963)	$531,901
Operating costs and expenses
Operating	300	275,916	11,539	—	—	287,755
Selling, general and administrative	12,491	66,491	1,849	—	2	80,833
Maintenance and utilities	—	27,463	391	—	—	27,854
Depreciation and amortization	2,355	44,597	976	—	—	47,928
Corporate expense	14,247	471	1,159	—	—	15,877
Project development, preopening and writedowns	7,213	(5,646)	2,168	—	—	3,735
Other operating items, net	—	3	—	—	—	3
Intercompany expenses	301	34,299	365	—	(34,965)	—
Total operating costs and expenses	36,907	443,594	18,447	—	(34,963)	463,985
Equity in earnings of subsidiaries	230,669	(607)	—	—	(230,062)	—
Operating income (loss)	223,470	79,703	(5,195)	—	(230,062)	67,916
Other expense (income)
Interest expense, net	41,778	12,369	6	—	—	54,153
Loss on early extinguishments and modifications of debt	28,356	13,162	—	—	—	41,518
Other, net	—	20	(19)	—	—	1
Total other expense, net	70,134	25,551	(13)	—	—	95,672
Income (loss) from continuing operations before income taxes	153,336	54,152	(5,182)	—	(230,062)	(27,756)
Income taxes benefit (provision)	189,235	363	22	—	—	189,620
Income (loss) from continuing operations, net of tax	342,571	54,515	(5,160)	—	(230,062)	161,864
Income from discontinued operations, net of tax	—	180,707	—	—	—	180,707
Net income (loss)	$342,571	$235,222	$(5,160)	$—	$(230,062)	$342,571
Comprehensive income (loss)	$342,988	$235,639	$(5,160)	$—	$(230,479)	$342,988

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$28,946	$539,768	$12,048	$—	$(34,449)	$546,313
Operating costs and expenses
Operating	450	288,296	11,120	—	—	299,866
Selling, general and administrative	11,083	67,227	1,644	—	—	79,954
Maintenance and utilities	—	28,614	416	—	—	29,030
Depreciation and amortization	1,657	48,758	930	—	—	51,345
Corporate expense	13,503	526	980	—	—	15,009
Project development, preopening and writedowns	5	318	1,183	8	—	1,514
Other operating items, net	136	36	—	—	—	172
Intercompany expenses	301	33,827	321	—	(34,449)	—
Total operating costs and expenses	27,135	467,602	16,594	8	(34,449)	476,890
Equity in earnings of subsidiaries	57,937	(665)	(8)	—	(57,264)	—
Operating income (loss)	59,748	71,501	(4,554)	(8)	(57,264)	69,423
Other expense (income)
Interest expense, net	33,883	22,209	6	—	—	56,098
Loss on early extinguishments of debt	444	419	—	—	—	863
Other, net	(2)	1,775	(20)	—	—	1,753
Total other expense, net	34,325	24,403	(14)	—	—	58,714
Income (loss) from continuing operations before income taxes	25,423	47,098	(4,540)	(8)	(57,264)	10,709
Income taxes benefit (provision)	2	(3,692)	(4)	—	—	(3,694)
Income (loss) from continuing operations, net of tax	25,425	43,406	(4,544)	(8)	(57,264)	7,015
Income from discontinued operations, net of tax	—	18,410	—	—	—	18,410
Net income (loss)	$25,425	$61,816	$(4,544)	$(8)	$(57,264)	$25,425
Comprehensive income (loss)	$26,067	$62,458	$(4,544)	$(8)	$(57,906)	$26,067

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$91,901	$1,607,719	$37,646	$—	$(108,113)	$1,629,153
Operating costs and expenses
Operating	1,200	838,837	32,881	—	—	872,918
Selling, general and administrative	37,203	199,308	5,171	—	4	241,686
Maintenance and utilities	—	75,675	1,036	—	—	76,711
Depreciation and amortization	6,375	134,487	2,969	—	—	143,831
Corporate expense	45,121	1,380	3,382	—	—	49,883
Project development, preopening and writedowns	11,205	(4,382)	4,650	—	—	11,473
Impairments of assets	1,440	—	—	—	—	1,440
Other operating items, net	106	449	—	—	—	555
Intercompany expenses	903	106,119	1,095	—	(108,117)	—
Total operating costs and expenses	103,553	1,351,873	51,184	—	(108,113)	1,398,497
Equity in earnings of subsidiaries	372,953	(1,375)	—	—	(371,578)	—
Operating income (loss)	361,301	254,471	(13,538)	—	(371,578)	230,656
Other expense (income)
Interest expense, net	116,245	51,386	18	—	—	167,649
Loss on early extinguishments and modifications of debt	28,356	14,008	—	—	—	42,364
Other, net	1	196	(54)	—	—	143
Total other expense, net	144,602	65,590	(36)	—	—	210,156
Income (loss) from continuing operations before income taxes	216,699	188,881	(13,502)	—	(371,578)	20,500
Income taxes benefit (provision)	189,084	(14,845)	(8)	—	—	174,231
Income (loss) from continuing operations, net of tax	405,783	174,036	(13,510)	—	(371,578)	194,731
Income from discontinued operations, net of tax	—	211,052	—	—	—	211,052
Net income (loss)	$405,783	$385,088	$(13,510)	$—	$(371,578)	$405,783
Comprehensive income (loss)	$406,537	$385,842	$(13,510)	$—	$(372,332)	$406,537

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$91,048	$1,637,995	$35,568	$—	$(107,853)	$1,656,758
Operating costs and expenses
Operating	1,350	861,418	33,080	—	—	895,848
Selling, general and administrative	35,828	201,857	4,971	—	—	242,656
Maintenance and utilities	—	79,809	1,156	—	—	80,965
Depreciation and amortization	4,446	147,900	2,905	—	—	155,251
Corporate expense	48,032	1,435	2,546	—	—	52,013
Project development, preopening and writedowns	(36)	1,253	2,923	78	—	4,218
Impairments of assets	—	—	1,065	—	—	1,065
Other operating items, net	136	206	—	—	—	342
Intercompany expenses	903	105,899	1,051	—	(107,853)	—
Total operating costs and expenses	90,659	1,399,777	49,697	78	(107,853)	1,432,358
Equity in earnings of subsidiaries	163,319	(1,778)	(78)	—	(161,463)	—
Operating income (loss)	163,708	236,440	(14,207)	(78)	(161,463)	224,400
Other expense (income)
Interest expense, net	101,302	67,908	18	—	—	169,228
Loss on early extinguishments of debt	30,452	1,881	—	—	—	32,333
Other, net	415	2,886	340	—	—	3,641
Total other expense, net	132,169	72,675	358	—	—	205,202
Income (loss) from continuing operations before income taxes	31,539	163,765	(14,565)	(78)	(161,463)	19,198
Income taxes benefit (provision)	22,564	(16,593)	(40)	—	—	5,931
Income (loss) from continuing operations, net of tax	54,103	147,172	(14,605)	(78)	(161,463)	25,129
Income from discontinued operations, net of tax	—	28,974	—	—	—	28,974
Net income (loss)	$54,103	$176,146	$(14,605)	$(78)	$(161,463)	$54,103
Comprehensive income (loss)	$53,982	$176,025	$(14,605)	$(78)	$(161,342)	$53,982

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(87,625)	$309,530	$26,251	$—	$8,750	$256,906
Cash flows from investing activities
Capital expenditures	(29,012)	(87,679)	(639)	—	—	(117,330)
Cash paid for acquisition, net of cash received	(372,322)	—	—	—	—	(372,322)
Net activity with affiliates	—	212,165	—	—	(212,165)	—
Other investing activities	—	704	2,015	—	—	2,719
Net cash from investing activities	(401,334)	125,190	1,376	—	(212,165)	(486,933)
Cash flows from financing activities
Borrowings under bank credit facility	1,622,075	237,000	—	—	—	1,859,075
Payments under bank credit facility	(1,290,800)	(899,750)	—	—	—	(2,190,550)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Retirements of senior notes	(350,000)	(350,000)	—	—	—	(700,000)
Debt financing costs, net	(40,718)	—	—	—	—	(40,718)
Premium and consent fees paid	(15,750)	—	—	—	—	(15,750)
Net activity with affiliates	(185,498)	—	(17,696)	(221)	203,415	—
Share-based compensation activities, net	1,353	—	—	—	—	1,353
Net cash from financing activities	490,662	(1,012,750)	(17,696)	(221)	203,415	(336,590)
Cash flows from discontinued operations
Cash flows from operating activities	—	(26,596)	—	—	—	(26,596)
Cash flows from investing activities	—	594,080	—	—	—	594,080
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	567,484	—	—	—	567,484
Net change in cash and cash equivalents	1,703	(10,546)	9,931	(221)	—	867
Cash and cash equivalents, beginning of period	2	156,116	2,482	221	—	158,821
Cash and cash equivalents, end of period	$1,705	$145,570	$12,413	$—	$—	$159,688

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(38,073)	$281,845	$(16,309)	$(78)	$14,064	$241,449
Cash flows from investing activities
Capital expenditures	(38,068)	(48,832)	(97)	—	—	(86,997)
Net activity with affiliates	—	(181,674)	—	—	181,674	—
Other investing activities	2,618	1,159	—	—	—	3,777
Net cash from investing activities	(35,450)	(229,347)	(97)	—	181,674	(83,220)
Cash flows from financing activities
Borrowings under bank credit facility	627,000	262,100	—	—	—	889,100
Payments under bank credit facility	(949,700)	(335,550)	—	—	—	(1,285,250)
Proceeds from issuance of senior notes, net	750,000	—	—	—	—	750,000
Debt financing costs, net	(14,001)	—	—	—	—	(14,001)
Retirements of senior notes	(500,000)	—	—	—	—	(500,000)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Net activity with affiliates	178,596	—	17,064	78	(195,738)	—
Share-based compensation activities, net	5,875	—	—	—	—	5,875
Other financing activities	—	(3)	—	—	—	(3)
Net cash from financing activities	73,524	(73,453)	17,064	78	(195,738)	(178,525)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	—	—	—
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	—	—	—	—
Net change in cash and cash equivalents	1	(20,955)	658	—	—	(20,296)
Cash and cash equivalents, beginning of period	2	143,580	1,540	219	—	145,341
Cash and cash equivalents, end of period	$3	$122,625	$2,198	$219	$—	$125,045

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2016. During this period, up to the filing date, we did not identify any additional subsequent events, other than the Cannery Purchase Amendment disclosed in Note 3, Acquisitions and Divestitures, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a diversified operator of 22 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly-owned properties into the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest and South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement to sell our 50% equity interest in the parent company of Borgata Hotel Casino and Spa ("Borgata") to MGM Resorts International ("MGM"), and this transaction closed on August 1, 2016. We account for our investment in Borgata by applying the equity method and report its results as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

In third quarter 2016, the Peninsula Gaming, LLC ("Peninsula") debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula to Boyd Gaming. As a result of the elimination of this restriction, management has concluded that the properties previously comprising the Peninsula segment will be aggregated into the Midwest and South reportable segment.

Also, as of September 27, 2016, our Las Vegas Locals segment includes our wholly-owned subsidiary, Aliante Casino + Hotel + Spa ("Aliante") (see Note 3, Acquisitions and Divestitures).

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

Evaluating Acquisition Opportunities
Our evaluations of potential transactions and acquisitions are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that are a good fit for our business, deliver a solid return for shareholders, and are available at the right price, such as the recent acquisition of Aliante Casino + Hotel + Spa, and the pending acquisition of Cannery Casino and Hotel and Eastside Cannery Casino and Hotel.

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

•
Slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash deposited in table game drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are measures of volume and/or market share.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net revenues	$531.9	$546.3	$1,629.2	$1,656.8
Operating income	67.9	69.4	230.7	224.4
Income from continuing operations, net of tax	161.9	7.0	194.7	25.1
Income from discontinued operations, net of tax	180.7	18.4	211.1	29.0
Net income	342.6	25.4	405.8	54.1

Net Revenues
Net revenues decreased $14.4 million, or 2.6%, for the three months ended September 30, 2016, compared to the prior year period due to a $15.2 million decrease in net revenues in the Midwest and South segment, primarily at IP, Evangeline Downs and Par-A-Dice. The three states in which these casinos operate continue to struggle with soft markets and an increased gaming capacity. Partially offsetting these decreases was an increase of $0.9 million in the Las Vegas Locals segment net revenues.

Net revenues decreased $27.6 million, or 1.7%, for the nine months ended September 30, 2016, compared to the prior year period due to a $41.2 million decrease in net revenues in the Midwest and South segment, primarily due to decreases in net revenues at Par-A-Dice, IP and Evangeline Downs. The three states in which these casinos operate continue to struggle with increased gaming capacity in their markets. These decreases were partially offset by increases of $10.9 million and $2.7 million in Las Vegas Locals and Downtown Las Vegas segments, respectively.

Operating Income
The $1.5 million, or 2.2%, decrease in operating income during the three months ended September 30, 2016, compared to the corresponding period of the prior year reflects a $2.2 million increase in project development, preopening and writedowns costs over the prior year period, related primarily to costs surrounding our pending acquisitions, as well as the impact of decreased net revenues in our Midwest and South segment.

Operating income increased $6.3 million, or 2.8%, during the nine months ended September 30, 2016, compared to the corresponding period of the prior year. Operating margins in gaming, food and beverage and rooms did not change significantly. The increase is primarily a result of a decrease in gaming operating cost in the Midwest and South segment and is partially offset by a $7.3 million increase in project development, preopening and writedowns costs over the prior year period, associated with the acquisition of Aliante and the pending acquisition of Cannery Casino Hotel and Nevada Palace, LLC (the "Cannery Properties").

Income from continuing operations, net of tax
Income from continuing operations for the three months ended September 30, 2016 was $161.9 million, as compared to income from continuing operations of $7.0 million in the comparable prior year period. The three months ended September 30, 2016 included an income tax benefit of $190.4 million related to the release of a valuation allowance on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets. Partially offsetting the benefit is $40.7 million of additional loss on early extinguishment of debt compared to the prior year period due to the modification of the Boyd Gaming Bank Credit Facility, redemption of our 9.0% senior notes due 2018 and Peninsula's 8.375% senior notes due 2018, and the extinguishment of the Peninsula Bank Credit Facility. Interest expense, net of amounts capitalized, for the three months ended September 30, 2016, decreased $1.4 million compared to the corresponding period of the prior year primarily due to interest rate effects of the same debt transactions.

The $169.6 million increase in income from continuing operations during the nine months ended September 30, 2016, compared to the corresponding period of the prior year reflects an income tax benefit of $190.4 million related to the release of a valuation allowance on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets. Partially offsetting the benefit is a $10.0 million increase of loss on early extinguishment of debt.

Income from discontinued operations, net of tax
Income from discontinued operation, net of tax, reflects the results of our equity method investment in Borgata. The increase in both the three and nine months ended September 30, 2016 compared to the corresponding periods of the prior year is primarily a result of the $181.7 million after-tax gain on the sale of our equity interest in Borgata and the property tax refund received of $4.3 million received subsequent to the sale, both of which are included in discontinued operations in the three and nine months ended September 30, 2016.

Net Income (Loss)
Net income for the three months ended September 30, 2016 was $342.6 million, compared with net income of $25.4 million for the corresponding period of the prior year. The $317.1 million change is primarily due to the $162.3 million increase of income from discontinued operations, which includes the gain on the sale of our equity interest in Borgata on August 1, 2016, and the $193.3 million increase in income tax benefit due to the release of the valuation allowance. These increases were offset by a $40.7 million increase in loss on early extinguishments and modifications of debt in the three months ended September 30, 2016 compared to the prior year period.

Net income for the nine months ended September 30, 2016 was $405.8 million, compared with net income of $54.1 million for the corresponding period of the prior year. The $351.7 million increase over the prior year period is primarily due to the sale of Boyd Gaming's equity interest in Borgata, which is classified as income from discontinued operations, as well as the $168.3 million increase in income tax benefit due to the release of the valuation allowance. These increases were offset by a $42.4 million loss on early extinguishments and modifications of debt.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% of gross revenues for each of the three months ended September 30, 2016 and 2015, and 75% and 76% of gross revenues for the nine months ended September 30, 2016 and 2015, respectively. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
REVENUES
Gaming	$443.6	$457.4	$1,359.0	$1,390.7
Food and beverage	74.3	76.7	227.0	230.9
Room	43.0	41.6	128.2	123.3
Other	29.5	32.4	90.8	92.8
Gross revenues	590.4	608.1	1,805.0	1,837.7
Less promotional allowances	58.5	61.8	175.8	180.9
Net revenues	$531.9	$546.3	$1,629.2	$1,656.8

COSTS AND EXPENSES
Gaming	$217.1	$225.7	$658.4	$677.0
Food and beverage	40.7	41.9	124.7	126.4
Room	11.2	10.8	33.0	31.5
Other	18.7	21.5	56.8	60.9
Total costs and expenses	$287.7	$299.9	$872.9	$895.8

MARGINS
Gaming	51.1%	50.7%	51.6%	51.3%
Food and beverage	45.1%	45.4%	45.0%	45.3%
Room	74.0%	74.2%	74.2%	74.6%
Other	36.9%	33.7%	37.4%	34.5%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $13.8 million, or 3.0%, decrease in gaming revenues during the three months ended September 30, 2016 as compared to the corresponding period of the prior year, was due to a decrease of $16.0 million in the Midwest and South segment. In the Midwest and South segment, the decrease in gaming revenues was concentrated at IP, Evangeline and Par-A-Dice, all three of which continue to contend with increased gaming capacity in their markets. The Midwest and South segment experienced a 4.5% decrease in slot handle and a 5.8% decrease in table game drop. The decline was partially offset by an increase in gaming revenue of $2.3 million in the Las Vegas Locals segment, attributable primarily to a 0.2 percentage point increase in both table game hold and slot hold. Gaming expenses decreased by $8.6 million, or 3.8%, reflective of the overall reduction in gaming revenues.

The $31.7 million, or 2.3%, decrease in gaming revenues during the nine months ended September 30, 2016 as compared to the corresponding period of the prior year, was due to a decrease of $43.0 million in the Midwest and South segment. In the Midwest and South segment, the decrease in gaming revenues was concentrated at IP, Evangeline and Par-A-Dice, all three of which continue to contend with increased gaming capacity in their markets. Offsetting these decreases was a 4.7% increase in Blue Chip's gaming revenue resulting from their continued increase in market share. The Midwest and South segment experienced a 4.5% decrease in slot handle and a 5.0% decrease in table game drop. These declines in gaming revenue were partially offset by increases in gaming revenue of $8.8 million and $2.5 million in the Las Vegas Locals and Downtown Las Vegas segments, respectively, attributable primarily to increased table game hold and slot win percentages. Gaming expenses decreased by $18.6 million, or 2.8%, reflective of the overall reduction in gaming revenues.

Food and Beverage
Food and beverage revenues decreased $2.5 million, or 3.2%, during the three months ended September 30, 2016, as compared to the corresponding period of the prior year. The decrease in revenues was due to decreases in food covers of 7.6% and 6.3% in the Las Vegas Locals and Midwest and South segments, respectively. The effect of these changes was partially offset by increases in average guest check of 2.5% in the Downtown Las Vegas segment. Food and beverage expenses decreased by $1.2 million and margin remained consistent as compared to last year.

Food and beverage revenues decreased $4.0 million, or 1.7%, during the nine months ended September 30, 2016, as compared to the corresponding period of the prior year. The decrease in revenues was due to a decrease in food covers of 6.8%, 2.5% and 1.9% in the Midwest and South, the Downtown Las Vegas and the Las Vegas Locals segments, respectively. The effect of these changes was partially offset by increases in average guest check of 2.7% and 1.8% in the Downtown Las Vegas and Midwest and South segments, respectively. Food and beverage expenses decreased $1.7 million and margin remained consistent as compared to last year.

Room
Room revenues increased by $1.3 million, or 3.2%, during the three months ended September 30, 2016, as compared to the corresponding period of the prior year due to increases in average daily rate of 4.9%, 2.8% and 2.2% in the Downtown Las Vegas, Las Vegas Locals and Midwest and South segments, respectively. The increase in average daily rate was offset by 3.5% decreases in hotel occupancy over the prior year period in the Midwest and South segment. Room expenses and margin remained consistent as compared to last year.

Room revenues increased by $4.9 million, or 4.0%, during the nine months ended September 30, 2016, as compared to the corresponding period of the prior year due to increases in average daily rate of 3.1%, 2.2% and 1.9% in the Las Vegas Locals, Downtown Las Vegas and Midwest and South segments, respectively. Additionally, the increase in average daily rate was offset by 2.4% decrease in hotel occupancy over the prior year period in the Midwest and South segment. Room expenses increased $1.5 million and margin remained consistent as compared to last year.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $2.8 million, or 8.6%, during the three months ended September 30, 2016, as compared to the prior year as a result of lower consumption of property amenities and decreased visitor spending.

Other revenues decreased $2.0 million, or 2.1%, during the nine months ended September 30, 2016, as compared to the prior year as a result of lower consumption of property amenities and decreased visitor spending during the year.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net revenues
Las Vegas Locals	$148.9	$148.0	$462.2	$451.4
Downtown Las Vegas	56.6	56.7	174.4	171.7
Midwest and South	326.4	341.6	992.6	1,033.7
Net revenues	$531.9	$546.3	$1,629.2	$1,656.8

Adjusted EBITDA (1)
Las Vegas Locals	$36.2	$32.3	$123.6	$113.3
Downtown Las Vegas	10.0	10.1	37.0	33.1
Midwest and South	90.6	96.4	281.3	294.7
Total Reportable Segment Adjusted EBITDA	136.8	138.8	441.9	441.1
Corporate expense	(14.9)	(13.6)	(44.4)	(45.0)
Adjusted EBITDA	$121.9	$125.2	$397.5	$396.1
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $.9 million, or 0.6%, during the three months ended September 30, 2016, as compared to the corresponding period of the prior year. Gaming revenue increased $2.3 million resulting from a 0.2 percentage point increase in table game hold percentage and a 0.2 percentage point increase in slot hold, offset by a 4.8% decrease in slot handle. Room revenues increased $1.4 million due to average daily rate and hotel occupancy increasing 2.8% and 0.5%, respectively. These increases were offset by a $1.2 million decrease in food and beverage revenue, resulting primarily from a 7.6% decrease in food covers, and a $2.5 million decrease in other revenues.

Net revenues increased $10.9 million, or 2.4%, during the nine months ended September 30, 2016, as compared to the corresponding period of the prior year, due primarily to an $8.8 million increase in gaming revenue and a $4.7 million increase in room revenue. The gaming revenue increase resulted from a 2.2% increase in table game drop and a 0.3 percentage point increase in table game hold percentage, and the room revenue increase related to a 1.3% increase in hotel occupancy and a 3.1% increase in average daily rate. Offsetting these increases is a $2.0 million decrease in other revenue.

Adjusted EBITDA increased by 12.1% and 9.1% for the three and nine months ended September 30, 2016, respectively, over the comparable prior year period due to the flow-through effects of higher revenues and our on-going cost control efforts.

Downtown Las Vegas
Net revenues decreased 0.1%, during the three months ended September 30, 2016, as compared to the corresponding period of the prior year. Gaming revenue was consistent with the prior year, however, promotional allowances increased $0.4 million. Additionally, food and beverage revenue and room revenues had modest increases of approximately $0.3 million each related to a 2.5% increase in average guest check and a 4.9% increase in average daily rate, respectively. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During the three month periods ended September 30, 2016 and 2015, our Hawaiian market represented approximately 47% and 49% of our occupied rooms in this segment, respectively.

Net revenues increased $2.7 million, or 1.6%, during the nine months ended September 30, 2016, as compared to the corresponding period of the prior year, due primarily to a $2.5 million increase in gaming revenues resulting from a 0.9% increase in slot handle and a 0.4 percentage point increase in table game hold percentage. Additionally, food and beverage revenue and room revenues had modest increases of approximately $0.5 million each related to a 2.7% increase in average guest check and a 2.2% increase in average daily rate, respectively. During both the nine month periods ended September 30, 2016 and 2015, our Hawaiian market represented approximately 51% of our occupied rooms in this segment.

Adjusted EBITDA remained relatively flat for the three months ended September 30, 2016 and increased $3.8 million for the nine months ended September 30, 2016, over the comparable prior year period due to revenue gains coupled with our cost control efforts.

Midwest and South
Net revenues decreased $15.2 million, or 4.4%, during the three months ended September 30, 2016, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease of $16.0 million, resulting from a 4.5% decrease in slot handle and a 5.8% decrease in table game drop. Food and beverage revenues decreased 3.9% from the prior year despite a 1.3% increase in average guest check due to a 6.3% decrease in food covers. Room revenues remained consistent with the prior year. The results for the segment were impacted by the short-term impact of the recent opening of a new competitor in the Biloxi market and increased gaming capacity in Illinois.

Net revenues decreased $41.2 million, or 4.0%, during the nine months ended September 30, 2016, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease of $43.0 million, resulting from a 4.5% decrease in slot handle and a 5.0% decrease in table game drop. Food and beverage revenues decreased 4.6% from prior year despite an 1.8% increase in average guest check due to a 6.8% decrease in food covers. Room revenues remained consistent with the prior year. The results for the segment were impacted by severe flooding that affected operations in portions of Louisiana and Mississippi in the early months of the year, the short-term impact of the recent opening of a new competitor in the Biloxi market and increased gaming capacity in Illinois. Overall net revenues for the Midwest and South segment were positively impacted by increased market share achieved by both Treasure Chest and Blue Chip.

The segment reported decreases of $5.7 million and $13.3 million in Adjusted EBITDA for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year period due to the decrease in revenues.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Selling, general and administrative	$80.8	$80.0	$241.7	$242.7
Maintenance and utilities	27.9	29.0	76.7	81.0
Depreciation and amortization	47.9	51.3	143.8	155.3
Corporate expense	15.9	15.0	49.9	52.0
Project development, preopening and writedowns	3.7	1.5	11.5	4.2
Impairments of assets	—	—	1.4	1.1
Other operating items, net	—	0.2	0.6	0.3

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.7% during the three months ended September 30, 2016 and 13.1% during the three months ended September 30, 2015. The percentage of gross revenues for selling, general and administrative during the nine months ended September 30, 2016 was 13.4% and 13.2% for the nine months ended September 30, 2015. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.7% and 4.8% during the three months ended September 30, 2016 and 2015, respectively, and 4.2% and 4.4% during the nine months ended September 30, 2016 and 2015, respectively. The decrease between the periods is primarily due to cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.1% and 8.4% during the three months ended September 30, 2016 and 2015, respectively, and 8.0% and 8.5% during the nine months September 30, 2016 and 2015, respectively. Depreciation and amortization expense decreased $3.4 million for the three months ended September 30, 2016 and $11.4 million for the nine months ended September 30, 2016, compared to the respective prior year periods. The overall decreases are primarily due to the decrease in intangible asset amortization for the Midwest and South segment as its customer relationships are amortized using an accelerated method over their approximate useful life of five years.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.7% and 2.5% of gross revenues during the three months ended September 30, 2016 and 2015, respectively, and 2.8% of gross revenues for both of the nine months ended September 30, 2016 and 2015.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The increase in such costs in the current year periods as compared to the prior year is primarily due to the costs incurred related to the recently announced acquisitions. Offsetting these costs for the three and nine months ended September 30, 2016, is a $6.3 million gain from the sale of non-operating assets.

Impairments of Assets
Impairments of assets for the nine months ended September 30, 2016 and 2015, included non-cash impairment charges related to non-operating assets.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Interest Expense, net	$54.2	$56.1	$167.6	$169.2
Loss on Early Extinguishments and Modifications of Debt	41.5	0.9	42.4	32.3
Average Long-Term Debt Balance (1)	3,194.2	3,342.5	3,425.9	3,421.4
Weighted Average Interest Rates	5.6%	5.8%	5.3%	5.8%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2016, decreased $1.9 million, or 3.5%, over the prior year due to the redemption of the Peninsula 8.375% senior notes due February 2018, on September 2, 2016, and a reduction in average long-term debt balance of $148.4 million. The offset to the decreasing interest expense compared to the corresponding period in the prior year was due primarily to our $750 million senior notes at 6.375% due 2026, which we issued on March 28, 2016.

Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2016, decreased $1.6 million, or 0.9%, over the prior year due to the redemption of the Peninsula 8.375% senior notes due February 2018, on September 2, 2016. The offset to the decreasing interest expense compared to the corresponding period in the prior year due primarily to $750 million of senior notes at 6.375% due 2026 which we issued on March 28, 2016. While the proceeds were partially used to pay down the outstanding amount under the Boyd Gaming Revolving Credit Facility, the newly issued debt increased our average long-term debt balance of $4.6 million for the nine months ended September 30, 2016 compared to the prior year period.

On September 15, 2016, Boyd Gaming Corporation refinanced its Credit Facility. The Boyd Gaming Credit Facility provides for increased commitments under the existing senior secured revolving credit facility to an amount equal to $775.0 million, a commitment under the existing senior secured Term A Loan in an amount equal to $225.0 million, and a new $1.0 billion senior secured Term B-2 Loan. (See Note 7, Long-Term Debt.)

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
9.00% Senior Notes premium and consent fees	$15.7	$—	$15.8	$—
9.00% Senior Notes deferred finance charges	6.0	—	6.0	—
8.375% Senior Notes deferred finance charges	4.5	—	4.5	—
9.125% Senior Notes premium and consent fees	—	—	—	23.9
9.125% Senior Notes deferred finance charges	—	—	—	4.9
Boyd Gaming Credit Facility deferred finance charges	6.6	0.5	6.6	1.6
Peninsula Credit Facility deferred finance charges	8.7	0.4	9.5	1.9
Total loss on early extinguishments and modifications of debt	$41.5	$0.9	$42.4	$32.3

Income Taxes
As part of our review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. In performing our analysis during the third quarter of 2016, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilize a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended September 30, 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended September 30, 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from these deferred tax assets would be realized. As a result, during the third quarter, we released $190.4 million of valuation allowance on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets.

The effective tax rates on income from continuing operations during the three months ended September 30, 2016 and 2015 were 683.2% and 34.5%, respectively. The effective tax rates on income from continuing operations during the nine months ended September 30, 2016 and 2015 were (849.9%) and (30.9%), respectively. Our effective tax rate is impacted by adjustments that are largely independent of our operating results before taxes. During the nine months ended September 30, 2016, the tax benefit was favorably impacted by the release of a valuation allowance on our federal and unitary state net operating loss carryforwards and other deferred tax assets. During the nine months ended September 30, 2015, the adjustments relate primarily to changes in our valuation allowance and the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that are not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance. Additionally, in the prior year, our tax benefit was favorably impacted, as a result of an effective settlement in connection with our 2005 - 2009 IRS audit, by the realization of unrecognized tax benefits and reversal of related accrued interest.

For the nine months ended September 30, 2015, we computed our benefit for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate our income tax benefit as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax benefit.

We have maintained a valuation allowance of $56.0 million against certain federal and state deferred tax assets as of September 30, 2016 due to uncertainties related to our ability to realize the tax benefits associated with these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Income from Discontinued Operations, Net of tax
Income from discontinued operations reflects the $181.7 million after-tax gain on the August 1, 2016, sale of our equity interest in Borgata, our share of the results of Borgata through the date of sale and our portion of a property tax refund received in September 2016. The Company applied the equity method of accounting to its 50% investment in Borgata.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Due to our debt structure, prior to the retirement of the Peninsula 8.375% senior notes due 2018 on September 2, 2016, we separately managed the working capital positions of Boyd Gaming and Peninsula, including their levels of cash and indebtedness. We operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits are as follows:

	September 30,	December 31,
(In millions)	2016	2015
Cash balance
Boyd Gaming	$159.7	$129.3
Peninsula (1)		29.6

Working capital surplus (deficit)
Boyd Gaming	$(118.8)	$(79.5)
Peninsula (1)		(17.9)
(1) Peninsula 8.375% senior notes due 2018 were retired on September 2, 2016. Subsequent to that date, Peninsula cash and working capital is combined with Boyd Gaming.

Our bank credit facilities generally provide all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of capital expenditures. We believe that the borrowing capacity under the bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to us for repayment of debt or to fund development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our credit facility.

The Company could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Net cash provided by operating activities	$256.9	$241.4

Cash flows from investing activities
Capital expenditures	(117.3)	(87.0)
Cash paid for acquisition, net of cash received	(372.3)	—
Other investing activities	2.7	3.8
Net cash used in investing activities	(486.9)	(83.2)

Cash flows from financing activities
Net borrowings (payments) under Boyd Gaming bank credit facility	331.3	(322.7)
Net payments under Peninsula bank credit facility	(662.8)	(73.5)
Retirements of senior notes	(700.0)	(500.0)
Proceeds from issuance of senior notes	750.0	750.0
Other financing activities	(55.1)	(32.3)
Net cash used in financing activities	(336.6)	(178.5)
Net cash provided by discontinued operations	567.5	—
Increase (decrease) in cash and cash equivalents	$0.9	$(20.3)

Cash Flows from Operating Activities
During the nine months ended September 30, 2016 and 2015, we generated net operating cash flow of $256.9 million and $241.4 million, respectively. Generally, operating cash flows increased during 2016 as compared to the prior year period due to the flow through effect of higher revenues and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2016 and 2015, we incurred net cash outflows for investing activities of $486.9 million and $83.2 million, respectively. The increase in outflows as compared to the prior year period is primarily due to the acquisition of Aliante, which closed on September 27, 2016. The increase in our capital spending as compared to the prior year was due to our ongoing non-gaming amenities initiative and the hotel expansion project at our Delta Downs property.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in the nine months ended September 30, 2016 reflect primarily the net retirement of senior notes and the Peninsula bank credit facility during the period using the net cash proceeds from the sale of our equity interest in Borgata and cash flow from the amended Boyd Gaming Credit bank credit facility.

Cash Flows from Discontinued Operations
On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement (the "Purchase Agreement") to sell our 50% equity interest in the parent company of Borgata to MGM. During the nine months ended September 30, 2016, net cash from discontinued operations activities primarily represents cash proceeds from the sale of Borgata of approximately $589 million.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2016	December 31, 2015	Increase/ (Decrease)
Boyd Gaming Debt
Bank credit facility	$1,541.0	$1,209.7	$331.3
9.00% senior notes due 2020	—	350.0	(350.0)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	—	750.0
Other	0.6	—	0.6
	3,041.6	2,309.7	731.9

Peninsula Gaming Debt
Bank credit facility	—	662.8	(662.8)
8.375% senior notes due 2018	—	350.0	(350.0)
	—	1,012.8	(1,012.8)
Total long-term debt	3,041.6	3,322.5	(280.9)
Less current maturities	30.3	29.8	0.5
Long-term debt, net	$3,011.3	$3,292.7	$(281.4)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Debt
Credit Facility
On September 15, 2016, the Company entered into an Amendment No. 1 and Joinder Agreement (the "Amendment") among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The Amendment modified the Third Amended and Restated Credit Agreement (the "Prior Credit Facility"), dated August 14, 2013, together referred to as the "Credit Facility" or the "Credit Agreement".

As modified by the Amendment, the Credit Facility provides for: (i) increased commitments under the existing senior secured revolving credit facility (the "Revolving Credit Facility") to an amount equal to $775.0 million, (ii) commitments under the existing senior secured term A loan (the "Term A Loan") in an amount equal to $225.0 million, and (iii) a new $1.0 billion senior secured term B-2 loan (the "Term B-2 Loan"). The maturity dates of the Revolving Credit Facility and the Term A Loan have been extended to September 15, 2021 (or earlier upon the occurrence or non-occurrence of certain events); the Term B-2 Loan matures on September 15, 2023 (or earlier upon the occurrence or non-occurrence of certain events); the maturity date of the existing senior secured term B-1 loan (the "Term B-1 Loan"), under which $274.0 million in aggregate principal is outstanding, remains August 14, 2020. The increase to the Term A Loan and the new Term B-2 Loan were fully funded on the effective date of the Amendment. Proceeds from the Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility and to fund transaction costs in connection with the Credit Facility and may be used for working capital and other general corporate purposes.

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million, plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Credit Agreement) would not exceed 4.25 to 1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Credit Agreement), in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Term B-2 Loan will amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

The blended interest rate for outstanding borrowings under the Credit Facility was 3.5% at September 30, 2016 and 3.8% at December 31, 2015.

Amounts Outstanding
The principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In millions)	2016	2015
Revolving Credit Facility	$—	$240.0
Term A Loan	225.0	183.3
Term B-1 Loan	274.0	730.8
Term B-2 Loan	1,000.0	—
Swing Loan	42.0	55.6
Total outstanding principal amounts under the Credit Facility	$1,541.0	$1,209.7

At September 30, 2016, approximately $1.5 billion was outstanding under the Credit Facility and $12.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $721.0 million.

Interest and Fees
The interest rate on the outstanding balance from time to time of the Revolving Credit Facility and the Term A Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the total leverage ratio and ranges from 1.75% to 2.75% (if using the Eurodollar rate) and from 0.75% to 1.75% (if using the base rate). A fee of a percentage per annum (which ranges from 0.25% to 0.50% determined in accordance with a specified pricing grid based on the total leverage ratio) will be payable on the unused portions of the Revolving Credit Facility.

The interest rate on the outstanding balance from time to time of the Term B-1 Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%. The interest rate on the outstanding balance from time to time of the Term B-2 Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate (subject to a 0.00% minimum) plus 3.00%, or (ii) the base rate plus 2.00%.

The "base rate" under the Credit Agreement remains the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.

Optional and Mandatory Prepayments
Amounts outstanding under the Credit Agreement may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain exceptions, including a 1.00% prepayment premium for any prepayment of the Term B-2 Loan prior to March 15, 2017 that is accompanied by a repricing of the Term B-2 Loan.

The Credit Agreement contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) establishing a maximum permitted secured leverage ratio, (iv) imposing limitations on the incurrence of indebtedness, (v) imposing limitations on transfers, sales and other dispositions and (vi) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Amended Credit Agreement in connection with certain asset sales and issuances of certain additional secured indebtedness. In addition, it requires fixed quarterly amortization of principal and requires that the Company use a portion of its annual excess cash flow as defined in the agreement to prepay the loans.

The Company’s obligations under the Credit Agreement, subject to certain exceptions, are guaranteed by certain of the Company’s subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Agreement.

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

Peninsula Gaming Debt
Bank Credit Facility
On September 2, 2016, Peninsula repaid all of the outstanding amounts, including all principal and accrued interest amounts, under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") pursuant to the Peninsula Credit Agreement. In connection with the repayment in full of the Peninsula Credit Facility (the "Repayment"), the Peninsula Credit Agreement was terminated.

Debt Redemption
On September 2, 2016 we redeemed all of our 8.375% senior notes due February 2018 (the "8.375% Notes") at a redemption price of 100.0% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand.

On September 6, 2016 we redeemed all of our 9.00% senior notes due July 2020 (the "9.00% Notes") at a redemption price of 104.50% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand. (See Note 7, Long-Term Debt.)

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.375% to 6.875%) and principal repayments of our 6.875% senior notes due May 21, 2023, and our 6.375% senior notes due April 1, 2026.

Covenant Compliance
As of September 30, 2016, we believe that we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, essentially a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing credit facility. At September 30, 2016, the available borrowing capacity under our credit facility was $721.0 million.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2016 and 2015, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Commitments
Capital Spending and Development
Our estimated total capital expenditures for 2016, excluding the acquisition of Aliante and the pending acquisition discussed below, are expected to be approximately $225 million, primarily comprised of projects to reposition non-gaming amenities, the hotel expansion project at our Delta Downs property, and various maintenance capital expenditures across our properties. We intend to fund such capital expenditures through our credit facility and operating cash flows.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

Pending Acquisition
On April 25, 2016, we announced that we had entered into a definitive agreement (the "Cannery Purchase Agreement") to acquire The Cannery Hotel and Casino, LLC ("Cannery"), the owner and operator of Cannery Casino Hotel, located in North Las Vegas, and Nevada Palace, LLC ("Eastside"), the owner and operator of Eastside Cannery Casino and Hotel, located in the eastern part of the Las Vegas Valley, comprising the Las Vegas assets of Cannery Casino Resorts, LLC ("CCR"), for total cash consideration of $230 million, subject to adjustment based on the working capital, including cash and less indebtedness of the acquired assets and less any transaction expenses (the "Cannery Purchase").

The completion of the Cannery Purchase is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of the respective conditions in the Cannery Purchase Agreement, we currently expect the transaction to close by the end of 2016. The acquisition will be funded with cash on hand and available revolver capacity under our Bank Credit Facility.

Divestiture of Borgata
Prior to the sale of our equity interest, which closed on August 1, 2016, the Company and MGM each held a 50% interest in Marina District Development Holding Company, LLC ("MDDHC"), which owns all the equity interests in Borgata. Until the closing of the sale, we were the managing member of MDDHC, and we were responsible for the day-to-day operations of Borgata.

Pursuant to the Purchase Agreement, on August 1, 2016, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the "Transaction"). Following the Transaction, MDDHC became a wholly-owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds do not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retains the right to receive upon payment. Borgata estimates that it is entitled to property tax refunds totaling between $140 million and $160 million, including amounts due under court decisions rendered in its favor and estimates for open tax appeals.

The after-tax gain on the sale of Borgata was $181.7 million and is included in discontinued operations in the three and nine months ended September 30, 2016.

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

•
The risk that we fail to receive all required governmental approvals, including clearance from the Federal Trade Commission ("FTC") and approval of the Nevada Gaming Commission, regarding our acquisition of the Cannery Properties.

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

•	The risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our casino operations.

•	The risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us.

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

As of September 30, 2016, our long-term variable-rate borrowings represented approximately 50.7% of total long-term debt. Based on September 30, 2016 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause our annual interest costs to change by approximately $15.4 million.

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

Item 1A.    Risk Factors
Set forth below are certain risk factors related to our business that include material changes to, or discuss risks in addition to, the risks previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, on April 25, 2016 we announced that we had entered into a definitive agreement to acquire the Cannery Casino Hotel and Eastside Cannery Hotel (the "Cannery Properties" and such pending acquisition, the "Cannery Purchase"), and on September 27, 2016 we acquired Aliante (the acquisition of Aliante, together with the Cannery Purchase, the "Acquisitions"). The Acquisitions are discussed in detail in Note 3 to the financial statements, Acquisitions and Divestitures.

In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, including as a result of the Acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we pursue or that gaming will be approved in jurisdictions where it is not currently approved.

We may face integration difficulties and may be unable to integrate Aliante Casino + Hotel + Spa ("Aliante") and the Cannery Properties into Boyd Gaming's business successfully or realize the anticipated benefits of the Acquisitions. The acquisition of Aliante on September 27, 2016, and consummation of the pending Cannery Purchase will require the successful integration of three additional properties into Boyd Gaming’s operating structure in order to realize the anticipated benefits of the Acquisitions. We will be required to devote significant management attention and resources to ensure that such integration is successfully completed. Potential difficulties we may encounter as part of the integration process include the following:

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

Our ability to consummate the Cannery Purchase is contingent upon the receipt of governmental approvals and satisfaction of certain closing conditions.
The consummation of the Cannery Purchase is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), as amended. We have received a request from the FTC for additional information regarding our acquisition of the Cannery Properties and the FTC’s review is ongoing with respect to that acquisition. Further, the review of the Cannery Purchase by the Nevada Gaming Control Board is currently ongoing, and we have not yet received approval for from the Nevada Gaming Commission. If we fail to receive all such required regulatory approvals, or otherwise fail to satisfy a required closing condition, we will be unable to consummate the Cannery Purchase and our business will be negatively affected. Such effects could include, but are not limited to, the failure to recognize the anticipated benefits of the Cannery Purchase, the loss of management’s time and the expense expended with respect to investigating, entering into, and attempting to consummate such acquisition, as well as other related costs to Boyd Gaming’s business.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger entered into as of April 21, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC. †	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.2
Membership Interest Purchase Agreement entered into as of April 25, 2016, by and among Boyd Gaming Corporation, The Cannery Hotel and Casino, LLC, Nevada Palace, LLC, and Cannery Casino Resorts, LLC. †
Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.3	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation. †	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

2.4	First amendment to Equity Purchase Agreement entered into as of July 19, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2016.

2.5	First Amendment to Agreement and Plan of Merger, dated as of September 26, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 27, 2016.

3.1	Amended and Restated By-Laws of Boyd Gaming Corporation, effective October 20, 2016.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 26, 2016.

10.1
Amendment No. 1 and Joinder Agreement, dated as of September 15, 2016, among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.2
First Amendment to Membership Interest Purchase Agreement, dated October 28, 2016, by and among Boyd Gaming Corporation, Cannery Casino Resorts, LLC, the Cannery Hotel and Casino, LLC, and Nevada Palace, LLC.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2016.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2016.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer