Form 10-K
period 2016-12-31
BOYD GAMING CORP
filed 2017-02-23
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $1.5 billion.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2017
Common stock, $0.01 par value	113,052,125

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2016 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we have 24 wholly-owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth, including our strategic investing in non-gaming amenities; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

Over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations under tightened revenue trends. We have established a more efficient business model that we believe is helping us to realize improved results, and we believe we have an opportunity to realize additional cost savings by better leveraging our size and scale. We are strategically reinvesting in our non-gaming amenities, including hotel rooms and restaurants, in order to better capitalize on customers' evolving spending behaviors. We continue to manage our cost and expense structure to adjust to current business volumes and to generate strong and stable cash flows.

During 2016, we completed several transactions that improved our long-term financial position and strengthened our balance sheet. During first quarter 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026, and used a portion of the net proceeds to pay down the outstanding amount under our senior secured revolving credit facility (the "Revolving Credit Facility"). During the third quarter, we redeemed all of our 9.00% senior notes due July 2020, redeemed our 8.375% senior notes due February 2018 and repaid all of the outstanding amounts under the Peninsula Gaming LLC ("Peninsula") senior secured credit facility (the "Peninsula Credit Facility"). Additionally in the third quarter, we amended our Credit Facility (as defined below) to increase commitments and provide for a new $1.0 billion senior secured term B-2 loan. Since the second quarter of 2015 we have effectively refinanced approximately $3 billion in debt, lowered interest rates and extended maturities.

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. An example is our current strategic initiative to enhance our non-gaming amenities at properties across the country that is designed to ensure our properties remain competitive and compelling to customers across generations. This initiative began in 2014 and will continue into 2017, a period during which we expect to invest over $100 million in these amenities. Thus far, we have redesigned and enhanced approximately 3,100 hotel rooms at our properties across the country. We have also introduced more than ten new food and beverage concepts, including Alder & Birch, Copper Whisk, Ondori and Bailiwick at The Orleans, California Noodle House at the California, the Filament at Fremont, the Spotted Horse and Fast & Lucy’s Pub at Evangeline Downs, Angry Butcher and Big Mess BBQ at Sam's Town Las Vegas and Brigg’s Oyster Company at Suncoast.

On August 1, 2016, we completed the sale of our 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata Hotel Casino and Spa ("Borgata"), to MGM Resorts International ("MGM"). In consideration for the transaction, MGM paid us $900 million. The initial net pretax cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital.

On September 27, 2016, we completed the acquisition of ALST, the holding company of Aliante Gaming, LLC ("Aliante"), the owner and operator of the Aliante Casino + Hotel + Spa. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment.

On December 20, 2016, we completed the acquisitions of The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel, and Nevada Palace, LLC (“Eastside Cannery”), the owner and operator of Eastside Cannery Casino and Hotel. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment.

Also in 2016, we completed a $45 million expansion of our Delta Downs property in Vinton, Louisiana. The centerpiece of this project is a new hotel tower, featuring 167 additional guest rooms and suites.  The project also included the redesign of all 200 existing rooms and of its food and beverage facilities. The special events center was also expanded to better accommodate meeting and banquet functions.

We believe that the following factors have contributed to our success in the past and are central to our success in the future:

•	nine of our Las Vegas properties, including three recent acquisitions, are well-positioned to capitalize on the attractive Las Vegas locals market;

•	our three downtown Las Vegas properties focus a majority of their marketing programs on, and derive a majority of their revenues from, a unique niche - Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have strengthened our balance sheet and have increasing free cash flow;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties
As of December 31, 2016, we own and operate 24 properties offering a total of 1,314,557 square feet of casino space, 31,006 slot machines, 656 table games and 9,513 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 75% of gross revenues for 2016 and 76% of gross revenues in both 2015 and 2014. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2016, 2015, and 2014. Room revenues and other revenues each contributed less than 10% of gross revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest and South.

As a result of the sale of our equity interest in Borgata (see Note 2, Acquisitions and Divestitures), we no longer report our interest in Borgata as a Reportable Segment. In third quarter 2016, the Peninsula debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula to Boyd Gaming. As a result, management concluded that the properties previously comprising the Peninsula segment would be aggregated into the Midwest and South reportable segment, and retrospectively adjusted the presentation for all periods presented. Also, as of September 27, 2016, our Las Vegas Locals segment includes our wholly-owned subsidiary Aliante, and as of December 20, 2016, our Las Vegas Locals segment includes our wholly-owned subsidiaries Cannery and Eastside Cannery. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8 for further discussion of these activities.

For financial information related to our segments as of and for the three years in the period ended December 31, 2016, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our properties (listed by the Reportable Segment in which each such property is reported), as of and for the year ended December 31, 2016:

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Las Vegas, Nevada
Gold Coast Hotel and Casino	2004	88,915	1,767	49	712	87%	$53
The Orleans Hotel and Casino	2004	137,000	2,443	60	1,885	87%	$64
Sam's Town Hotel and Gambling Hall	1979	120,681	1,936	29	645	93%	$52
Suncoast Hotel and Casino	2004	95,898	1,801	31	427	82%	$80
Eastside Cannery Casino and Hotel	2016	63,879	1,484	17	306	91%	$56
North Las Vegas, Nevada
Aliante Casino + Hotel + Spa	2016	82,000	1,860	40	202	89%	$98
Cannery Casino Hotel	2016	86,000	1,620	26	199	83%	$60
Henderson, Nevada
Eldorado Casino	1993	17,756	365	—	N/A	N/A	N/A
Jokers Wild Casino	1993	23,698	422	7	N/A	N/A	N/A

Downtown Las Vegas
Las Vegas, Nevada
California Hotel and Casino	1975	35,848	995	28	781	85%	$36
Fremont Hotel and Casino	1985	30,244	943	26	447	89%	$40
Main Street Station Casino, Brewery and Hotel	1993	26,918	835	19	406	92%	$41

Midwest and South
East Peoria, Illinois
Par-A-Dice Hotel Casino	1996	26,116	924	26	202	81%	$67
Michigan City, Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,700	42	486	81%	$77
Dubuque, Iowa
Diamond Jo Dubuque	2012	43,495	951	20	N/A	N/A	N/A
Northwood, Iowa
Diamond Jo Worth	2012	38,721	962	32	N/A	N/A	N/A
Mulvane, Kansas
Kansas Star Casino	2012	70,010	1,772	52	N/A	N/A	N/A
Amelia, Louisiana
Amelia Belle Casino	2012	27,484	838	15	N/A	N/A	N/A
Vinton, Louisiana
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,639	—	370	85%	$57
Opelousas, Louisiana
Evangeline Downs Racetrack and Casino	2012	39,208	1,360	—	N/A	N/A	N/A
Shreveport, Louisiana
Sam's Town Hotel and Casino	2004	29,285	975	25	514	71%	$80
Kenner, Louisiana
Treasure Chest Casino	1997	23,668	1,000	36	N/A	N/A	N/A
Biloxi, Mississippi
IP Casino Resort Spa	2011	81,733	1,595	57	1,089	88%	$84
Tunica, Mississippi
Sam's Town Hotel and Gambling Hall	1994	46,000	819	19	842	56%	$48
Total		1,314,557	31,006	656	9,513
N/A = Not Applicable

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties
Our Las Vegas Locals segment consists of nine casinos that primarily serve the resident population of the Las Vegas metropolitan area. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. In recent years, the Las Vegas economy has strengthened, as reflected in the positive trends in unemployment, construction activity and visitation. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.

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

Eastside Cannery Casino and Hotel
Eastside Cannery is located directly south of Sam's Town Las Vegas at the intersection of Boulder Highway and Harmon Avenue in Las Vegas. Its location offers easy access for both the Las Vegas and Henderson valleys. Eastside Cannery has a 63,879-square-foot casino, 306 hotel rooms, five restaurants and four bars, 20,000 square feet of meeting and ballroom space, and a 250-seat entertainment lounge.

Aliante Casino + Hotel + Spa
Aliante is located in North Las Vegas adjacent to an 18-hole championship course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local high-end customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort which includes 202 hotel rooms, multiple restaurant options, 82,000 square feet of gaming space, 200 seat bingo room, 16-screen movie theater complex, 650 seat showroom, spa, and resort style pool with cabanas.

Cannery Casino Hotel
Cannery is located in eastern part of the Las Vegas Valley and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Cannery consists of local, casual working class customers who gamble frequently. The Cannery has an 86,000-square-foot casino, a 199-room hotel, five restaurants and five bars, a 30,000 square foot entertainment venue and a 14-screen movie theater.

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

Downtown Las Vegas Properties
Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to provide air transportation for our customers. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2016, patrons from Hawaii comprised approximately 62% of the occupied room nights at the Cal, 40% of the occupied room nights at Fremont, and 46% of the occupied room nights at Main Street Station.

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

Midwest and South Properties
Our Midwest and South properties consist of three land-based casinos, five dockside riverboat casinos, two racinos and two barge-based casinos that operate in six states in the Midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Each of our Midwest and South properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

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

Diamond Jo Dubuque
Diamond Jo is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo is a two-story, approximately 188,000 square foot property that includes 951 slot machines and 20 table games. Additional amenities include a 30-lane bowling center, a 33,000 square foot event center, and two banquet rooms. The property also features five dining outlets, including the Kitchen Buffet, a 190-seat live action buffet, Woodfire Grille, the casino's 118-seat high-end restaurant, Mojo's, a 122-seat sports bar, a deli and a snack shop, as well as three full service bars and Mississippi Moon Bar, a live music venue.

Diamond Jo Worth
Diamond Jo Worth is a land-based casino situated on a 36-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino currently has 962 slot machines and 32 table games in operation, as well as a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant, and Woodfire Grille, a 114-seat high-end restaurant. There is a 100-room hotel and a 60-room hotel adjacent to the casino, both of which are owned and operated by third parties. Under terms of an agreement with the owner, Diamond Jo Worth has the option to purchase the 100-room hotel.

Kansas Star Casino
Kansas Star serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to the Lottery Gaming Facility Management Contract (the "Kansas Management Contract"). The casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has 1,772 slot machines, 52 table games, a 250-seat buffet, a 140-seat steakhouse and a number of other amenities including a deli, noodle bar and casino bars. Kansas Star also has a 162,000 square foot arena designed to host various events, including concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room hotel adjacent to the casino that is operated by a third party.

Amelia Belle Casino
The Amelia Belle Casino is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks, and includes 838 slot machines and 15 table games. The third deck of the riverboat includes a 140-seat buffet and banquet room.

Delta Downs Racetrack Casino & Hotel
Delta Downs Racetrack Casino & Hotel ("Delta Downs") is located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play and a 370-room hotel. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, located in Lake Charles, Louisiana, and is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana. We recently completed a $45 million expansion of Delta Downs that added a new hotel tower, redesigned all existing rooms and food and beverage facilities, and expanded the special events center.

Evangeline Downs
The Evangeline Downs is a land-based racino located in Louisiana. The racino currently includes a casino with 1,360 slot machines and a 23,000 square foot convention center. The racino features multiple food venues, including The Cajun Buffet, a 300-seat buffet; Café 24/7, an 89-seat restaurant; The Spotted Horse Tavern and Dining Parlor, a 132-seat restaurant and tavern that opened in September 2015; and Fast and Lucy’s Pub, a newly renovated 110-seat restaurant and bar. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 980 horses. The Clubhouse, together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons. In the Clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. There is also a 117-room hotel adjacent to the racino, which is operated by a third party.

Evangeline Downs currently operates three Off Track Betting ("OTB") locations in Henderson, Eunice and St. Martinville, Louisiana. Each OTB offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of the Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

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

IP Casino Resort Spa
The IP Casino Resort Spa ("IP") overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of a AAA Four Diamond Award. The property features more than 1,000 hotel rooms and suites; 81,733-square-feet of casino space with 1,595 slot machines and 57 table games; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,400-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.

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

Future Development Opportunities
Development agreement with Wilton Rancheria
We have a development agreement and a management agreement with Wilton Rancheria, a federally-recognized tribe located southeast of Sacramento, California, to develop and manage a gaming entertainment complex, subject to approval by the National Indian Gaming Commission. In January 2017, the tribe received a favorable Record of Decision from the Bureau of Indian Affairs and in February 2017, the land was taken into trust on behalf of the tribe. Additionally, the tribe must agree to a compact with the State of California, and receive approval of the management contract between the tribe and our Company, prior to proceeding. It has not been determined how long this process will take. The land parcel taken into trust is located next to a mall being developed by the Howard Hughes Corporation, approximately 15 miles southeast of Sacramento. The project is located on Highway 99, one of the two major north-south freeways in the Sacramento area.

Frequent Player Loyalty Programs
B Connected
We have established a nationwide branding initiative and loyalty program. Our players use their "B Connected" cards to earn and redeem points at nearly all of our properties. The "B Connected" club, among other benefits, rewards players for their loyalty as well as entitles them to qualify for promotions and earn rewards toward slot, video poker, or table games play.

In addition to the "B Connected" player loyalty program, we operate the "B Connected Mobile" program, the first multi-property, loyalty program-based iPhone and Android applications of its kind in the gaming industry. B Connected Mobile is a personalized mobile application that delivers customized offers and information directly to a customer’s iPhone, iPad or Android device, making "B Connected Mobile" the first application of its kind available on multiple platforms. The application further expands the benefits of the "B Connected" program by providing real-time personalized information on hotel, dining and gaming offers when a customer visits a Boyd property, instant access to event information, schedules and special offers, a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines and displays the games’ locations on a casino floor map, the ability to track "B Connected" point balances in real time, and the ability to make immediate hotel or restaurant reservations. These tools allow our customers to receive the greatest value from their "B Connected" membership, and ensure that our marketing is as effective as possible.

We further improved our "B Connected" loyalty program with the introduction of "B Connected Social" in 2012, which rewards users for using "B Connected Online", "B Connected Mobile", or sharing offers and events on social networks. "B Connected Social" is a dynamic network loyalty program that allows "B Connected" members to share offers with friends, connect to their favorite social networks, check in online via certain social networks, as well as participate in a variety of online activities including interfacing with "B Connected Online" or "B Connected Mobile", participate in online contests, and register for alerts to deliver targeted information specific to the "B Connected" member.

Other Programs
Kansas Star, Diamond Jo Dubuque, Aliante, Cannery, and Eastside Cannery continue to sponsor their own player loyalty programs to build brand awareness and leverage loyalty through marketing and promotional programs to retain existing customers, maintain trip frequency, acquire new customers, and recover lapsed customers. These properties offer their guests comprehensive, competitive and targeted marketing and promotion programs. Each program offers players a hassle-free way of earning points redeemable at each respective property for slot and table games play, food, beverage and retail items as well as complementaries and other rewards and benefits based on play. In addition, each property strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience.

In the future we plan to extend the B Connected program to these properties, subject to the receipt of regulatory approvals. The implementation of "B Connected" will replace the individual property programs described above and provide our customers at these properties even more value for their rewards with a multi-property player loyalty program.

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

Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. Some jurisdictions, including Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and may require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 and is herein incorporated by reference.

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

Employees and Labor Relations
At December 31, 2016, we employed approximately 19,932 persons, and had collective bargaining agreements with three unions covering 1,867 employees. Negotiations for a first contract with a newly organized bargaining unit are in progress at one of our Midwest and South properties.

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

•	The risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our casino operations.

•	The risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us or them.

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

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

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

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2016 and in other current and periodic reports filed from time to time with the SEC.

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

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, a new property opened in Shreveport, Louisiana, during June 2013, which competes with Sam's Town Shreveport for gaming customers. In December 2014, a new property also opened in Lake Charles, Louisiana, that increased competition with Delta Downs Racetrack Casino & Hotel. At the end of December 2015, a new casino opened in D'Iberville, Mississippi that competes with IP Casino Resort Spa. In Illinois, the legalization of video lottery terminals in recent years has added more than 22,000 new gaming devices across the state, including nearly 4,000 in the immediate market of the Par-A-Dice Hotel Casino, increasing competition for that property. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

Also, our business may be adversely impacted by the additional gaming and room capacity in states where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.

The possible future expansion of gaming in Wisconsin or the possible expansion of gaming in Cedar Rapids, Iowa, if approved, could impact the operating results of the Diamond Jo Dubuque. Further, Kansas Star could, in the future, face competition from the Wichita Greyhound Park, located approximately 30 miles away in Park City, Kansas. While gaming is not currently permitted in Sedgwick County, Kansas (the site of the Wichita Greyhound Park), the Kansas Expanded Lottery Act permits the installation of slot machines at race tracks under certain conditions. If the Kansas legislature authorized a new gaming referendum in Sedgwick County and such referendum was approved, and certain other regulatory conditions were satisfied, the Wichita Greyhound Park could be permitted to install slot machines.

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
The significant economic distress affecting financial institutions during periods of global financial crisis can have far-reaching adverse consequences across many industries, including the gaming industry. A crisis may greatly restrict the availability of capital and cause the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have generally recovered from the most recent financial crisis and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2015 and in 2016, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance Boyd Gaming's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the current economic recovery, the resulting impact on the solvency or liquidity of our lenders, or the possibility of a future recession. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Credit Facility. If we were otherwise required to renegotiate or replace the Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. We recorded a non-cash impairment charge of $36.9 million in connection with the 2016 annual impairment test, comprised of impairment charges of $23.6 million to the Par-A-Dice gaming license, $12.5 million to Amelia Belle goodwill, and $800k to trademarks in the Midwest and South segment. In connection with the 2015 annual impairment test, we recorded a non-cash impairment charge of $17.5 million to the Par-A-Dice gaming license. The results of our annual scheduled impairment tests performed in fourth quarter 2014 required us to record non-cash impairment charges of $40.1 million which was comprised of $39.8 million of impairments of gaming licenses and $0.3 million in trademarks in our Midwest and South segment.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

We face risks associated with growth and acquisitions.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, on September 27, 2016 we acquired Aliante and on December 20, 2016 we completed the Cannery Purchase (the Cannery Purchase, together with the acquisition of Aliante, the “Acquisitions”). In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrating new properties, businesses and operations. Additionally, we will need to successfully integrate three additional properties into Boyd Gaming’s operating structure in order to realize the anticipated benefits of the Acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully incorporate the assets in a manner that permits the us to achieve the full revenue and other benefits anticipated to result from the Acquisitions;

•
complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses associated with the Acquisitions.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of our management; and

•	the disruption of, or the loss of momentum in, each our ongoing business or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, including the three properties associated with the Acquisitions into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

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

While we maintain cyber insurance coverage to protect against these risks to the Company, such insurance is unlikely to fully mitigate the impact of any information breach.

Risks Related to the Regulation of our Industry
We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

Regulation of Smoking
Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions. Indiana imposes a state wide smoking ban in specified businesses, buildings, public places and other articulated locations. Indiana's statute specifically exempted riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban; however, the statute also allowed local governments to enact more restrictive smoking bans than the state statute and also left in place any more restrictive local legislation that existed as of the effective date of the statute. To date, neither Michigan City nor LaPorte County, where Blue Chip is located, has enacted any ordinance or other law that would impose a smoking ban on Blue Chip.

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

In addition, gaming companies are often subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time and which increase may be retroactive to prior years.

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

Risks Related to our Properties
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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Furthermore, the location of Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project there. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to any of our other properties.

Future developments regarding environmental matters could lead to material costs of environmental compliance for us and such costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

Additionally, our horse racing operations are subject to oversight by the Environmental Protection Agency ("EPA"), including regulations governing concentrated animal feeding operations and the related processing of animal waste water. In 2015, Delta Downs commenced a remediation project, as a result of an EPA examination, to ensure its future compliance with the Clean Water Act. However, the ongoing operations of our horse racing operations could result in future violations of EPA regulations and exposure to associated potential fines.

We own facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.

For example, certain of the properties we operate have been forced to close for extended periods due to floods and hurricanes, including Treasure Chest and Delta Downs, which have experienced closures for over 40 days on separate occasions in the past.

Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport and Treasure Chest are each located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area, which, according to FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Furthermore, our properties in Iowa, Kansas, Illinois and Indiana are at risk of experiencing snowstorms, tornadoes and flooding.

In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in an affected area. For example, during the first quarter of 2011, and again in 2014, much of the country was impacted by unusually severe winter weather, particularly in the Midwest. These storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such times. If there is a prolonged disruption at any of our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

To maintain our gaming licenses for our Evangeline Downs and Delta Downs racinos, we must conduct a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at each racetrack, and poor weather conditions may make it difficult for us to comply with this requirement.

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

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase, and we may not be able to obtain similar insurance coverage in the future.
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

We maintain cyber insurance coverage that insures against certain expenses incurred by the Company in the event of any information breach, as well as insuring against certain costs and damages associated with losses by third parties. However, such insurance is unlikely to fully mitigate the impact of such an information breach.

Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport and Treasure Chest are each located in an area that has been identified by the director of the FEMA as a special flood hazard area. Our level of flood insurance coverage may not be adequate to cover all losses in the event of a major flood.

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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than half of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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
We lease certain parcels of land on which Eastside Cannery, Suncoast, Treasure Chest, Sam's Town Shreveport and IP's hotels and gaming facilities are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2016, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited.

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

Note 7, Long-Term Debt, included in the notes to our audited consolidated financial statements presented in Part II, Item 8, contains further disclosure regarding our current outstanding debt.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including amounts borrowed under the Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes do not fully prohibit us or our subsidiaries from doing so. Borrowings under the Credit Facility are effectively senior to our senior notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

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

In the past, there have been significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although we currently anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Credit Facility (to the extent that availability exists after we meet our working capital needs), if availability under our Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2016. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2016, some of our properties are located on leased property, including:

•	The Orleans, located on 77 acres of leased land. (On February 1, 2017, we exercised our option to purchase this land.)

•	Suncoast, located on 49 acres of leased land.

•	Eastside Cannery, located on 30 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and leases approximately 2.0 acres of parking surfaces.

•
Diamond Jo Worth, located on 46 acres of owned land. Diamond Jo Worth also leases 298 acres of land in Emmons, Minnesota on which a nine-hole golf course and a nine-station sporting clay course and hunting facility are located.

•	Evangeline Downs, located on 649 acres of owned land and leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.

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

Market Information
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Year Ended December 31, 2016
First Quarter	$20.74	$14.96
Second Quarter	21.35	17.45
Third Quarter	20.26	18.13
Fourth Quarter	21.46	17.00
Year Ended December 31, 2015
First Quarter	$14.62	$12.16
Second Quarter	15.40	13.01
Third Quarter	17.99	14.90
Fourth Quarter	21.12	16.82

On February 21, 2017, the closing sales price of our common stock on the NYSE was $20.16 per share. On that date, we had approximately 713 holders of record of our common stock and our directors and executive officers owned approximately 28% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends
Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of quarterly dividends, and we therefore have not paid any dividends since that date. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

Share Repurchase Program
In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We have repurchased 1.7 million shares of our common stock pursuant to this authorization, and we are authorized to repurchase up to an additional $92.1 million in shares. We are not obligated to repurchase any shares under this program, and no repurchases were made during the year ended December 31, 2016. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases would be funded with existing cash resources and availability under the Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

In the future, we may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information

Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to companies in our peer group, which is comprised of Isle of Capri Casinos, Inc., Penn National Gaming, Inc. and Pinnacle Entertainment, Inc. The performance graph assumes that $100 was invested on December 31, 2011 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. For purposes of the performance graph, in cases in which a shareholder of a peer group company received shares of another company in a corporate transaction, the value of the additional shares received are considered to be a dividend and assumed to be reinvested in the stock of the peer company on the date of the transaction. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P Midcap 400 Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Boyd Gaming Corporation
S&P Midcap 400
Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2012	$89.01	$117.88	$128.48
December 2013	150.94	157.37	168.10
December 2014	171.31	172.74	159.90
December 2015	266.35	168.98	205.40
December 2016	270.38	204.03	234.17
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

	Year Ended December 31,
(In thousands, except per share data)	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
Statement of Operations Data:
Net revenues	$2,183,976	$2,199,432	$2,142,255	$2,198,738	$1,796,606

Operating income (loss)	260,627	271,202	173,732	231,217	(906,428)

Income (loss) from continuing operations before income taxes	7,987	4,061	(56,033)	(55,887)	(1,112,498)

Income (loss) from continuing operations, net of tax	205,473	10,695	(50,625)	(63,571)	(916,913)

Income (loss) from discontinued operations, net of tax	212,530	36,539	8,987	(44,983)	(6,162)

Net income (loss) attributable to Boyd Gaming Corporation	418,003	47,234	(53,041)	(80,264)	(908,865)

Income (loss) from continuing operations per common share
Basic	$1.79	$0.10	$(0.46)	$(0.65)	$(10.44)
Diluted	$1.78	$0.10	$(0.46)	$(0.65)	$(10.44)

Balance Sheet Data:
Cash and cash equivalents	$193,862	$158,821	$145,341	$140,311	$158,421
Total assets	4,670,751	4,350,900	4,422,384	5,657,522	6,246,725
Long-term debt, net of current maturities	3,199,119	3,239,799	3,375,098	3,482,610	3,953,359
Total stockholders' equity	934,126	508,011	438,087	650,437	467,127

Other Data:
Ratio of earnings to fixed charges (f)	1.0x	1.0x	—	—	—

(a)    2016 includes $38.3 million in pretax, non-cash impairment charges which includes non-cash impairment charges of $23.6 million, $12.5 million and $0.8 million for a gaming license, goodwill and trademarks, respectively, in our Midwest and South segment; and $42.4 million in pretax loss on early extinguishments and modifications of debt. Additionally, 2016 includes a noncash income tax benefit of $201.5 million resulting from the release of a previously recorded deferred tax asset valuation allowance. The financial results of Aliante are included in these financial results from its September 27, 2016 date of acquisition, and the financial results of Cannery and Eastside Cannery are included from their December 20, 2016 date of acquisition. Discontinued operations for 2016 include an after-tax gain on the sale of our equity interest in Borgata of $181.7 million. The Company has accounted for its 50% investment in Borgata as discontinued operations for all periods presented in these consolidated financial statements.

(b)    2015 includes $18.6 million in pretax, non-cash impairment charges, which includes a $17.5 million non-cash impairment charge for a gaming license in our Midwest and South segment; and $40.7 million in pretax loss on early extinguishments and modifications of debt.

(c)    2014 includes $48.7 million in pretax, non-cash impairment charges, which includes impairment charges of $39.8 million for gaming licenses and $0.3 million of trademarks in our Midwest and South segment, and a $8.7 million charge to write down the value of certain non-operating assets.

(d)    2013 includes $5.4 million in pretax, non-cash impairment charges; and $28.3 million in pretax loss on early extinguishments and modifications of debt. We completed the sale of certain assets and liabilities of the Dania Jai-Alai business on May 22, 2013, and have presented its results as discontinued operations for all periods presented. As a result of the sale of the Echelon site on March 4, 2013, we ceased consolidation of LVE Energy Partners, LLC, as of that date. 2013 also includes a full year of financial results for Peninsula, which we acquired in November 2012.

(e)    2012 includes $1.05 billion of pretax, non-cash impairment charges, primarily consisting of $993.9 million related to the Echelon development, $39.4 million related to various parcels of undeveloped land and $17.5 million for the write-down of the Sam's Town Shreveport gaming license; $18.7 million of pretax acquisition costs, primarily related to the acquisition of Peninsula and a $7.1 million pretax gain from business interruption proceeds due to the temporary closure of our Tunica property in May 2011 due to flooding. 2012 also includes financial results of Peninsula from its November 20, 2012, date of acquisition and a full year of the results of the IP, which we acquired in October 2011.

(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $57.3 million, $57.0 million and $1.11 billion for 2014, 2013 and 2012, respectively.

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

As of December, 31 2016, we are a diversified operator of 24 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly-owned properties into the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest and South
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement to sell our 50% equity interest in the parent company of Borgata Hotel Casino and Spa ("Borgata") to MGM Resorts International ("MGM"). This transaction closed on August 1, 2016. We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued
operations for all periods presented in this Annual Report on Form 10-K.

In third quarter 2016, the Peninsula Gaming, LLC ("Peninsula") debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula to Boyd Gaming. As a result of the elimination of this restriction, management concluded that the properties previously comprising the Peninsula segment would be aggregated into the Midwest and South reportable segment.

Our Las Vegas Locals segment includes our wholly-owned subsidiaries Aliante Casino + Hotel + Spa ("Aliante") for the period following its September 27, 2016 acquisition, and Cannery Casino Hotel and Eastside Cannery Casino and Hotel (together, the "Cannery Properties") for the period following their December 20, 2016 acquisition. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8.

We operate gaming entertainment properties, most of which also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number of visits and spending levels of customers at our properties, which affects our operating results.

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

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible, and remain positioned for growth, including our strategic investing in non-gaming amenities; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

Our Strategy
Our overriding strategy is to increase shareholder value. We are focused on the following strategic initiatives to improve and grow our business.

Strengthening our Balance Sheet
We are committed to finding opportunities to strengthen our balance sheet through diversifying and increasing cash flow to reduce our debt.

Operating Efficiently
We are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. The efficiencies of our business model position us to flow a substantial portion of revenue gains directly to the bottom line. We manage our business operations to maintain and improve our margins in order to drive profit growth in our business.

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

Our Key Performance Indicators
We use several key performance measures to evaluate the operations of our properties. These key performance measures include the following:

•
Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games, are measures of volume and/or market share.  Slot win and table game hold, which mean the difference between customer wagers and customer winnings on slot machines and table games, respectively, represent the amount of wagers retained by us and recorded as gaming revenues. Slot win percentage and table game hold percentage, which are not fully controllable by us, represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

•
Food and beverage revenue measures: average guest check, which means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers") is an indicator of volume; and the cost per guest served is a measure of operating margin.

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Year Ended December 31,
(In millions)	2016	2015	2014
Net revenues	$2,184.0	$2,199.4	$2,142.3
Operating income	260.6	271.2	173.7
Income (loss) from continuing operations, net of tax	205.5	10.7	(50.6)
Income from discontinued operations, net of tax	212.5	36.5	9.0
Net income (loss) attributable to Boyd Gaming Corporation	418.0	47.2	(53.0)

Net Revenues
Net revenues decreased approximately $15.5 million, or 0.7%, for 2016 as compared to 2015 due to a $55.4 million decrease in net revenues in the Midwest and South segment, primarily in gaming revenue. These decreases were primarily at IP, Evangeline Downs and Par-A-Dice. The three markets in which these casinos operate continue to struggle with soft markets and increased gaming capacity. Offsetting this decrease were increases of $37.8 million and $2.2 million in net revenues in the Las Vegas Locals segment and the Downtown Las Vegas segment, respectively.

Net revenues increased approximately $57.2 million, or 2.7%, for 2015 as compared to 2014 due to increases of $29.8 million, $17.5 million and $9.9 million in the Midwest and South segment, Las Vegas Locals segment and the Downtown Las Vegas segment, respectively. These increases were due primarily to improved slot hold percentages and ADR percentage across all segments. Offsetting this increase were decreases of $1.2 million and $1.1 million in rooms revenue and food and beverage revenue, respectively, in the Midwest and South segment compared to the prior year.

Operating Income
In 2016, our operating income decreased $10.6 million as compared to 2015 due to a $19.7 million increase in impairment charges and a $15.2 million increase in project development, preopening and writedowns costs over the prior year period, related primarily to costs surrounding our acquisitions of Aliante and the Cannery Properties (the "Acquisitions"), which more than offset decreases in maintenance and utilities and depreciation and amortization expenses.

In 2015, our operating income increased $97.5 million from the operating income reported for 2014. The increase is due to a $30.1 million decrease in impairment charges in 2015 compared to in the prior year, as well as the impact of increased net revenues and controlled operating expenses in all segments.

Income (Loss) From Continuing Operations, Net of Tax
Income from continuing operations in 2016 increased $194.8 million, as compared to the comparable prior year period, due to an income tax benefit of $201.5 million related to the release of a valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets. Interest expense, net of amounts capitalized, for 2016 decreased $11.9 million compared to the prior year primarily due to interest rate effects of our debt refinancing transactions. These items were offset by the increase in impairment charges and in project development, preopening and writedowns expenses.

Income from continuing operations for 2015 was $10.7 million, as compared to a loss from continuing operations of $50.6 million in the comparable prior year period. The improved operating results are due to the improvements in operating income discussed above and a $5.5 million decrease in interest expense, net of amounts capitalized, for 2015 compared to the prior year period due to a lower average long term debt balance. Partially offsetting these improvements was $39.2 million of additional loss on early extinguishment of debt in 2015 compared to the prior year period.

Income From Discontinued Operations, Net of Tax
Income from discontinued operation, net of tax, reflects the results of our equity method investment in Borgata. The increase in
2016 compared to 2015 is primarily a result of the $181.7 million after-tax gain on the sale of our equity interest in Borgata and the property tax refunds of $9.1 million received subsequent to the sale, both of which are included in discontinued operations in 2016. The increase in 2015 compared to 2014 is a result of an increase in Borgata's net income driven by increased revenues and decreased operating expenses and interest expense.

Net Income (Loss) Attributable to Boyd Gaming Corporation
For the year ended December 31, 2016, the net income attributable to Boyd Gaming was $418.0 million, compared with net income attributable to Boyd Gaming of $47.2 million for the corresponding period of the prior year. The $370.8 million increase is primarily due to an income tax benefit of $201.5 million related to the release of a valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets and to the gain on the sale of our equity interest in Borgata on August 1, 2016.

For the year ended December 31, 2015, the net income attributable to Boyd Gaming was $47.2 million compared with net loss attributable to Boyd Gaming of $53.0 million for the corresponding period of the prior year. The $100.3 million increase is primarily due to increased gaming revenues and improved results at Borgata in discontinued operations, net of tax, and partially offset by an increase of $39.2 million of loss on early extinguishments and modifications of debt.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 75% of gross revenues for 2016 and 76% of gross revenues in both 2015 and 2014. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2016, 2015, and 2014. Room revenues and other revenues separately contributed less than 10% of gross revenues during each year.

	Year Ended December 31,
(In millions)	2016	2015	2014
REVENUES
Gaming	$1,820.2	$1,847.2	$1,799.7
Food and beverage	306.1	307.4	303.4
Room	170.8	163.5	157.4
Other	122.5	124.0	122.3
Gross revenues	2,419.6	2,442.1	2,382.8
Less promotional allowances	235.6	242.7	240.5
Net revenues	$2,184.0	$2,199.4	$2,142.3

COSTS AND EXPENSES
Gaming	$880.7	$900.9	$888.4
Food and beverage	170.1	168.1	168.7
Room	44.2	41.3	41.1
Other	76.7	80.5	86.2
Total costs and expenses	$1,171.7	$1,190.8	$1,184.4

MARGINS
Gaming	51.61%	51.23%	50.64%
Food and beverage	44.45%	45.32%	44.39%
Room	74.10%	74.74%	73.87%
Other	37.33%	35.05%	29.51%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. Gross gaming revenues decreased by $27.0 million, or 1.5%, during 2016 as compared to the prior year, which was due to a decrease of $58.3 million in the Midwest and South segment. The Midwest and South segment experienced a 4.8% decrease in slot handle and a 5.1% decrease in table game drop. Partially offsetting this decrease was an increase of $29.2 million in the Las Vegas Locals segment attributable primarily to the acquisitions of Aliante and the Cannery Properties in September and December

2016, respectively, an overall increase in both table game drop and slot hold, as well as a $2.1 million increase in the Downtown Las Vegas segment. Gaming expenses decreased by $20.2 million, or 2.2%, reflective of the overall reduction in gaming revenues.

In 2015, gross gaming revenues increased by $47.4 million, or 2.6%, as compared to the prior year due to $26.6 million, $11.2 million and $9.6 million increases in the Midwest and South, Las Vegas Locals and Downtown Las Vegas segments, respectively, primarily related to increases in table game hold percentages across all segments. Our overall slot and table game hold increased 0.1% and 0.3%, respectively, from 2014 to 2015. Gaming margin improved in 2015 versus the prior year as gaming revenue increases outpaced the increase in expenses.

Food and Beverage
Food and beverage revenues decreased $1.3 million, or 0.4%, during 2016 as compared to 2015 due to a $7.2 million decrease in the Midwest and South segment, primarily at Par-A-Dice and Evangeline Downs. The decrease in food and beverage revenue was also a result of a decline in food covers across all segments. Offsetting this decrease were increases of food and beverage revenues of $5.2 million and $0.7 million in the Las Vegas Locals segment and Downtown Las Vegas segment, respectively, related to the Acquisitions and to increases in average guest check. Food and beverage expenses increased by $2.0 million and margin remained consistent as compared to last year.

Food and beverage revenues increased $4.0 million, or 1.3%, during 2015 as compared to 2014 due to a $3.2 million and $1.9 million increase in the Las Vegas Locals and Downtown Las Vegas segments, respectively, related to increases in average guest check. Offsetting this increase was a decrease in food and beverage revenues of $1.1 million in the Midwest and South segment primarily related to a decrease in food covers. Food and beverage expenses decreased by $0.6 million and margin remained consistent as compared to 2014.

Room
Room revenues increased $7.3 million, or 4.5%, in 2016 compared to 2015 due to an increases in average daily rates across all segments. The increase was offset by a $0.4 million decrease in the Midwest and South segment due primarily to a 3.1% decrease in hotel occupancy over the prior year.

Room revenues increased by $6.1 million, or 3.9%, in 2015 compared to 2014 due primarily to a $6.4 million increase in the Las Vegas Locals segment related to an 11.0% increase in average daily rate. The increase was partially offset by a $1.2 million decrease in the Midwest and South segment as a result of lower occupancy in some of the properties. Room expenses and margin remained consistent as compared to the prior period.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased by $1.5 million, or 1.2%, during 2016 as compared to the prior year due to decreased visitor spending.

Other revenues increased by $1.7 million, or 1.4%, during 2015 as compared to the prior year due to an increase in other revenue in the Midwest and South segment. Other operating margin remained consistent as compared to the prior period.

Revenues by Reportable Segment
The following table presents our net revenues by Reportable Segment:

	Year Ended December 31,
(In millions)	2016	2015	2014
Net Revenues by Reportable Segment
Las Vegas Locals	$647.9	$610.1	$592.7
Downtown Las Vegas	236.4	234.2	224.3
Midwest and South	1,299.7	1,355.1	1,325.3
Net revenues	$2,184.0	$2,199.4	$2,142.3

Las Vegas Locals
Net revenues increased $37.8 million, or 6.2%, during 2016 as compared the comparable prior year period. Gaming revenues increased $29.2 million, or 6.4%, due primarily to the acquisitions of Aliante and the Cannery Properties in September and December 2016, respectively. Table game drop and slot hold increased 0.3 and 0.2 percentage points, respectively, as compared to prior year. Room revenue increased $7.3 million resulting from increases of 2.7% in ADR and 0.8% in hotel occupancy rate.

Food and beverage revenues increased by 5.0%, due primarily to a 2.0% increase in average guest check, offset by a 3.7% decrease in food covers.

Net revenues for our Las Vegas Locals segment in 2015 increased $17.5 million, or 2.9%, compared to the prior year. Gaming revenues increased $11.2 million, or 2.5%, due primarily to an increase in slot hold percentage point and table games drop. Increases of 9.2% in room revenues and 3.2% in food and beverage revenues reflect an 11.0% increase in average daily rate and a 5.2% increase in average guest check, respectively.

Downtown Las Vegas
Net revenues increased by $2.2 million, or 0.9%, in 2016 as compared to the prior year due to an increase in all Downtown Las Vegas revenue sources. Gaming revenues increased $2.1 million, resulting from a 0.8% increases in slot handle. Additionally, food and beverage increased $0.7 million due to 2.7% increase in average guest check, which more than offset a 2.7% decrease in food covers. Room revenues and other revenues remained largely consistent with the prior year.

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

Midwest and South
Net revenues decreased $55.4 million, or 4.1%, during 2016 as compared to 2015 due to a decrease in all revenue sources at many of the Midwest and South properties. This decrease was primarily due to a $58.3 million, or 4.7%, decrease in gaming revenues coupled with a $7.2 million, or 4.8%, decrease in food and beverage, offset by an $11.0 million decrease in promotional allowances. The decrease in food and beverage revenues from the prior year was due primarily to a 7.3% decrease in food covers. Room revenues remained largely consistent with the prior year.

Net revenues increased $29.8 million, or 2.2%, during 2015 as compared to 2014. This increase was primarily due to a $26.6 million, or 2.2%, increase in gaming revenues coupled with a $2.2 million, or 5.1%, increase in other revenues, and a $3.3 million decrease in promotional allowances. Table games hold percentage and slot hold percentage increased 0.4% and 0.1%, respectively, as compared to prior year. Food and beverage revenues decreased $1.1 million, or 0.7%, due primarily to a decrease in food covers. Room revenues decreased $1.2 million, or 1.8%, despite a 1.3% increase in average daily rate compared to the prior year.

Other Operating Costs and Expenses
The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2016	2015	2014
Selling, general and administrative	$322.0	$322.4	$327.6
Maintenance and utilities	100.0	104.5	109.5
Depreciation and amortization	196.2	207.1	208.9
Corporate expense	72.7	76.9	75.6
Project development, preopening and writedowns	22.1	6.9	13.7
Impairment of assets	38.3	18.6	48.7
Other operating items, net	0.3	0.9	—

Selling, General and Administrative
Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of gross revenues, were 13.3%, 13.2% and 13.7% for 2016, 2015 and 2014, respectively. We continue to focus on disciplined and targeted marketing spend and on our cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.1%, 4.3% and 4.6% for 2016, 2015 and 2014, respectively. The decreases between the periods are primarily due to the fact that no major maintenance projects were undertaken in the periods, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, was 8.1%, 8.5% and 8.8% for 2016, 2015 and 2014, respectively. The overall year-over-year decreases are primarily due to the decrease in intangible asset amortization for the Midwest and South segment as its customer relationships are amortized using an accelerated method over their approximate useful life of five years.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense, represented 3.0%, 3.2% and 3.2%, of gross revenues, for 2016, 2015 and 2014, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The increase in such costs in the current year periods as compared to the prior year is primarily due to the costs incurred related to the acquisitions of Aliante and the Cannery Properties and to the pursuit of strategic initiatives.

Impairment of Assets
Impairments of assets of $38.3 million in 2016 include non-cash impairment charges of $23.6 million for a gaming license, $12.5 million for goodwill and $0.8 million for trademarks in our Midwest and South segment.

Impairment of assets of $18.6 million in 2015 include a $17.5 million non-cash impairment charge for a gaming license in our Midwest and South segment and a $1.1 million charge to write down the value of certain non-operating assets.

Impairment of assets in 2014 include non-cash impairment charges of $39.8 million for gaming licenses and $0.3 million for trademarks in our Midwest and South segment, and an $8.7 million charge to write down the value of certain non-operating assets.

Other Operating Items, Net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expense (Income)
Interest Expense, net

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest Expense, net	$209.7	$222.7	$228.2
Average Long-Term Debt Balance	3,337.0	3,416.5	3,545.9
Loss on Early Extinguishments and Modifications of Debt	42.4	40.7	1.5
Weighted Average Interest Rates	5.3%	5.3%	5.4%

Mix of Boyd Gaming Corporation Debt at Year End
Fixed rate debt	45.7%	43.6%	36.0%
Variable rate debt	54.3%	56.4%	64.0%

Interest expense, net of capitalized interest and interest income, for 2016 decreased $13.0 million, or 5.8%, due to the reduction in our average long-term debt balance during the period.

Interest expense, net of capitalized interest and interest income, for 2015 decreased $5.4 million, or 2.4%, over the prior year, reflecting a $129.4 million reduction in average long-term borrowing outstanding and a lower average interest rate in 2015.

Loss on Early Extinguishments of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	December 31,
(In thousands)	2016	2015	2014
9.00% Senior Notes premium and consent fees	$15,750	$—	$—
9.00% Senior Notes deferred finance charges	5,976	—	—
8.375% Senior Notes deferred finance charges	4,497	—	—
9.125% Senior Notes premium and consent fees	—	23,962	—
9.125% Senior Notes deferred finance charges	—	4,888	—
HoldCo Note	—	7,819	—
Boyd Gaming Credit Facility deferred finance charges	6,629	1,978	—
Peninsula Credit Facility deferred finance charges	9,512	2,086	1,536
Total loss on early extinguishments and modifications of debt	$42,364	$40,733	$1,536

Income Taxes
The effective tax rate on income or loss from continuing operations during 2016, 2015 and 2014 was (2,472.2%), (163.4%) and 9.7%, respectively. Our effective tax rate is impacted by adjustments that are largely independent of our operating results before taxes. During 2016, our tax benefit was primarily a result of the release of a valuation allowance on our federal and state net operating loss carryforwards and other deferred tax assets. The tax benefit for the years ended December 31, 2015 and 2014 was favorably impacted by impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets and adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles could not be used to offset our net operating loss or other deferred tax assets in determining our valuation allowance. In 2015, the tax benefit was favorably impacted by the partial release of the valuation allowance attributable to income from continuing operations and the federal and state release of unrecognized tax benefits (including associated interest reserves) in connection with our Internal Revenue Service (“IRS”) and New Jersey income tax examinations. The tax provision for the year ended December 31, 2014 was adversely impacted by the valuation allowance applied to our federal and state income tax net operating losses and certain other deferred tax assets. Additionally, in 2014, the tax provision was favorably impacted by the realization of certain unrecognized tax benefits, inclusive of the reversal of related accrued interest, as a result of statute expirations.

Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. As part of our review in determining the need for a valuation allowance, we assess the positive and negative evidence in each tax jurisdiction. In performing our analysis in 2016, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilize a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters during 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from these deferred tax assets would be realized. As a result, during the year ended December 31, 2016, we released $201.5 million of valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets.

We have maintained a valuation allowance of $28.4 million against certain federal and state deferred tax assets as of December 31, 2016 due to uncertainties related to our ability to realize the tax benefits associated with these assets. We considered, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations reflects the $181.7 million after-tax gain on the August 1, 2016, sale of our equity interest in Borgata, our share of the results of Borgata through the date of sale and our portion of property tax refunds received in 2016 subsequent to the sale of our ownership interest. The Company applied the equity method of accounting to its 50% investment in Borgata.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We operate our business with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balance was $193.9 million and $158.8 million at December 31, 2016 and 2015, respectively. Our working capital deficit at December 31, 2016 and 2015 was $57.6 million and $97.4 million, respectively.

Our credit facility generally provides any necessary funds for day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our credit facility, as necessary, by either borrowing or paying down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that the borrowing capacity under our credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to us for the repayment of our debt or to fund development projects is derived primarily from our cash flows from operations and availability under our credit facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

We could also seek to secure additional working capital, repay current debt maturities, or fund development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under our credit facility, or we are not otherwise able to draw funds on our credit facility, additional financing may not be available to us, and if available, may not be on terms favorable us.

Cash Flows Summary

	Year Ended December 31,
(In millions)	2016	2015	2014
Net cash provided by operating activities	$302.9	$325.8	$289.9

Cash Flows from Investing Activities
Capital expenditures	(160.4)	(131.2)	(137.8)
Cash paid for acquisitions, net of cash received	(592.7)	—	—
Investments in and advances to unconsolidated subsidiaries, net	—	—	0.2
Other investing activities	14.1	4.5	(5.9)
Net cash used in investing activities	(739.0)	(126.7)	(143.5)
Cash Flows from Financing Activities
Net payments of debt	(97.9)	(203.4)	(140.1)
Share-based compensation activities, net	(1.3)	3.7	1.8
Net cash used in financing activities	(99.2)	(199.7)	(138.3)
Net cash provided by (used in) discontinued operations	570.3	14.1	(40.6)
Net increase (decrease) in cash and cash equivalents	$35.0	$13.5	$(32.5)

Cash Flows from Operating Activities
During 2016, 2015 and 2014, we generated net operating cash flow of $302.9 million, $325.8 million and $289.9 million, respectively. Generally, operating cash flows decreased $22.9 million in 2016 compared to 2015 due to the flow through effect of lower revenues and increased project development expenses, offset by reduced interest expense. Generally, operating cash flows increased $35.9 million in 2015 compared to 2014 due to the flow through effect of higher revenues, partially offset by the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2016, we incurred net cash outflows for investing activities of $739.0 million due to our acquisitions of Aliante and the Cannery Properties and capital expenditures during the period of $160.4 million.

During 2015, we incurred net cash outflows for investing activities of $126.7 million due to our capital expenditures during the period of $131.2 million.

In 2014, we incurred net cash outflows for investing activities of $143.5 million due to our capital expenditures during the period of $137.8 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

In 2016, 2015 and 2014, our net cash outflows for financing activities totaled $99.2 million, $199.7 million and $138.3 million, respectively, as we used cash generated from operations to extinguish outstanding debt.

Cash Flows from Discontinued Operations
Discontinued operations activities in 2016, 2015 and 2014 represents Borgata. The net cash inflow of $570.3 million in 2016 includes the pretax cash proceeds of $589 million received from the sale of our equity interest in Borgata.

Indebtedness
The balances of our long-term debt and the changes in those balances, are as follows:

(In millions)	December 31, 2016	December 31, 2015	Increase/ (Decrease)
Boyd Gaming Corporation Debt:
Bank credit facility	$1,782.5	$1,209.7	$572.8
9.00% senior notes due 2020	—	350.0	(350.0)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	—	750.0
Other	0.6	—	0.6
	3,283.1	2,309.7	973.4

Peninsula Gaming Debt:
Bank credit facility	—	662.8	(662.8)
8.375% senior notes due 2018	—	350.0	(350.0)
	—	1,012.8	(1,012.8)
Total long-term debt	3,283.1	3,322.5	(39.4)

Less current maturities	30.3	29.8	0.5
Long-term debt, net	$3,252.8	$3,292.7	$(39.9)
The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Corporation Debt
Credit Facility
On September 15, 2016, the Company entered into an Amendment No. 1 and Joinder Agreement (the "Amendment") among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The Amendment modified the Third Amended and Restated Credit Agreement dated August 14, 2013 (the "Prior Credit Facility" together with the Amendment referred to as the "Credit Facility" or the "Credit Agreement").

As modified by the Amendment, the Credit Facility provides for: (i) increased commitments under the existing senior secured revolving credit facility (the "Revolving Credit Facility") to an amount equal to $775.0 million, (ii) commitments under the existing senior secured term A loan (the "Term A Loan") in an amount equal to $225.0 million, and (iii) a new $1.0 billion senior secured term B-2 loan (the "Term B-2 Loan"). The maturity dates of the Revolving Credit Facility and the Term A Loan have been extended to September 15, 2021 (or earlier upon the occurrence or non-occurrence of certain events); the Term B-2 Loan matures on September 15, 2023 (or earlier upon the occurrence or non-occurrence of certain events); the maturity date of the existing senior secured term B-1 loan (the "Term B-1 Loan"), remains August 14, 2020. The increase to the Term A Loan and the new Term B-2 Loan were fully funded on the effective date of the Amendment. Proceeds from the Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility, to fund transaction costs in connection with the Credit Facility, and for working capital and other general corporate purposes.

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million , plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Credit Agreement) would not exceed 4.25 to 1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Credit Agreement), in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis; (ii) the loans under the Term B-1 Loan amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis; (iii) the loans under the Term B-2 Loan amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis; and (iv) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

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

The interest rate on the outstanding balance from time to time of the Term B-1 Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate (subject to a 1.00% minimum) plus 3.00% or (ii) the base rate plus 2.00%. The interest rate on the outstanding balance from time to time of the Term B-2 Loan is based upon, at the Company’s option, either: (i) the Eurodollar rate (subject to a 0.00% minimum) plus 3.00% or (ii) the base rate plus 2.00%.

The "base rate" under the Credit Agreement remains the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.

The blended interest rate for outstanding borrowings under for the Credit Facility was 3.4% at December 31, 2016 and 3.8% at December 31, 2015.

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Term B-2 Loan amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

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

The Credit Facility contains certain financial and other covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio 1.75 to 1.00; (ii) establishing a maximum permitted consolidated total leverage ratio (discussed below); (iii) establishing a maximum permitted secured leverage ratio (discussed below); (iv) imposing limitations on the incurrence of indebtedness; (v) imposing limitations on transfers, sales and other dispositions; and (vi) imposing restrictions on investments, dividends and certain other payments

The Company's obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company's subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,
(In millions)	2016	2015
Revolving Credit Facility	$245.0	$240.0
Term A Loan	222.2	183.3
Term B-1 Loan	271.8	730.8
Term B-2 Loan	997.5	—
Swing Loan	46.0	55.6
Total outstanding principal amounts under the Credit Facility	$1,782.5	$1,209.7

After consideration of $12.0 million allocated to support various letters of credit, approximately $471.9 million of availability remained under our Credit Facility at December 31, 2016.

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

The 6.875% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.875% Notes, together, the "6.875% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 6.875% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.875% Notes at a price equal to 101% of the principal amount of the 6.875% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 6.875% Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.875% Notes.

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

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the consolidated balance sheets.

In conjunction with the issuance of the 6.375% Notes, we incurred approximately $13.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.375% Notes using the effective interest method.

The 6.375% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.375% Notes, together, the "6.375% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 6.375% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.375% Notes at a price equal to 101% of the principal amount of the 6.375% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 6.375% Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.375% Notes.

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

In connection with the private placement of the 6.375% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.375% Notes. We filed the required registration statement and commenced the exchange offer during December 2016. The exchange offer was completed on February 10, 2017 and our obligations under the registration rights agreement have been fulfilled.

Senior Notes
9.00% Senior Notes due July 2020
On September 6, 2016 we redeemed all of our 9.00% senior notes due July 2020 (the "9.00% Notes") at a redemption price of 104.50% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand.

As a result of this redemption, the 9.00% Notes have been fully extinguished.

Peninsula Gaming Debt
Peninsula Credit Facility
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

As a result of this redemption, the 8.375% Notes have been fully extinguished.

Covenant Compliance
As of December 31, 2016, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
For the year ending December 31,
2017	$30.3
2018	76.4
2019	30.3
2020	266.1
2021	432.3
Thereafter	2,447.7
Total outstanding principal of long-term debt	$3,283.1

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during 2016, 2015 and 2014.

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

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program, and we did not repurchase any shares of our common stock during 2016, 2015 and 2014. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity
We anticipate the ability to fund our capital requirements using our free cash flow from operations and availability under our Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Divestiture of Borgata
The proceeds we received upon the sale of our equity interest in Borgata did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, subsequently received by Borgata and to which Boyd Gaming retains the right to receive payment. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it will receive payments totaling $72 million to resolve the property tax issues. We will receive 50% of those payments once Borgata receives the payments from the city.

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

Our estimated total capital expenditures for 2017 are expected to be approximately $248 million, primarily comprised of land purchases totaling $78 million and various maintenance capital expenditures across our properties. We intend to fund such capital expenditures through our credit facility and operating cash flows.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Wilton Rancheria, a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex.

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations as of December 31, 2016:

	Year Ending December 31,
(In millions)	Total	2017	2018	2019	2020	2021	Thereafter
CONTRACTUAL OBLIGATIONS:
Long-Term Debt
Bank credit facility	$1,782.5	$30.2	$76.3	$30.2	$266.0	$432.2	$947.6
6.375% senior notes due 2026	750.0	—	—	—	—	—	750.0
6.875% senior notes due 2023	750.0	—	—	—	—	—	750.0
Other	0.6	0.1	0.1	0.1	0.1	0.1	0.1
Total long-term debt	3,283.1	30.3	76.4	30.3	266.1	432.3	2,447.7

Interest on Fixed Rate Debt	769.0	99.4	99.4	99.4	99.4	99.4	272.0

Interest on Variable Rate Debt (1)	336.7	61.2	60.2	59.2	53.7	43.1	59.3

Operating Leases	430.8	46.0	18.5	16.3	14.1	13.7	322.2

Purchase Obligations (2)	38.5	11.4	6.2	3.2	2.3	2.3	13.1

TOTAL CONTRACTUAL OBLIGATIONS	$4,858.1	$248.3	$260.7	$208.4	$435.6	$590.8	$3,114.3

(1)
Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2016. Estimated interest payments for variable-rate debt are based on rates at December 31, 2016.

(2) Purchase obligations include various contracted amounts, including construction contacts and information technology, advertising, maintenance and other service agreements.

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

Outstanding Letters of Credit
At December 31, 2016, we had outstanding letters of credit totaling $12.0 million.

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

Recoverability of Long-Lived Assets
Our long-lived assets were carried at $2.6 billion at December 31, 2016, or 55.8% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Application of Acquisition Method of Accounting
Acquisition of Cannery Casino Hotel and Nevada Palace, LLC
On December 20, 2016, we acquired The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel, and Nevada Palace, LLC (“Eastside Cannery”), the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC (“Seller”), Cannery and Eastside Cannery. Accordingly, the acquired assets and liabilities of Cannery and Eastside Cannery are included in our consolidated balance sheet as of December 31, 2016 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from December 20, 2016 through December 31, 2016, during the year ended December 31, 2016. The net purchase price was $228.2 million.

The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment with assistance from preliminary third party appraisals. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisitions based on fair value estimates as of the date of the Acquisition. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed no later than third quarter of 2017. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December 31, 2016.

Acquisition of Aliante
On September 27, 2016, we acquired ALST, the holding company of Aliante Gaming, LLC ("Aliante"), the owner and operator of the Aliante Casino + Hotel + Spa, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly-owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our consolidated balance sheet as of December 31, 2016 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from September 27, 2016 through December 31, 2016, during the year ended December 31, 2016. The net purchase price was $372.3 million.

The Company is following the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which was determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values has been recorded as goodwill.

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
Our annual impairment test, performed as of October 1, 2016, resulted in a $23.6 million impairment charge for one of our gaming licenses.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2016. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2016, the fair value of our reporting units exceeded their carrying value with the exception of one reporting unit in our Midwest and South segment. For that reporting unit, we performed the Step 2 test and concluded that a $12.5 million impairment of goodwill had occurred. At December 31, 2016, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2016.

Although, with the one exception described above, we satisfied Step One for each reporting unit tested, changes to certain underlying assumptions and variables, many of which are derived from external factors, could greatly impact the results of future tests. We cannot control or influence the impact of these factors from a fair valuation perspective, but they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change could result in the failure of the Step One test, and a resulting impairment of our goodwill in an amount up to its book value of $826.5 million.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2016, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $0.9 million.

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

Our balance for uncertain tax benefits as of December 31, 2016 was $2.5 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Boyd Gaming Debt
Long-term debt (including current portion):
Fixed-rate	$0.1	$0.1	$0.1	$0.1	$0.1	$1,500.1	$1,500.6	$1,611.2
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%
Variable-rate	$30.2	$76.3	$30.2	$266.0	$432.2	$947.6	$1,782.5	$1,791.9
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.5%	3.8%	3.4%

As of December 31, 2016, our long-term variable-rate borrowings represented approximately 54.3% of total long-term debt. Based on December 31, 2016 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $17.8 million.

The following table provides other information about our long-term debt:

	December 31, 2016
(In millions)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,782.5	$1,752.1	$1,791.9	Level 2
6.875% senior notes due 2023	750.0	738.8	806.2	Level 1
6.375% senior notes due 2026	750.0	738.0	804.4	Level 1
Other	0.6	0.6	0.6	Level 3
Total long-term debt	$3,283.1	$3,229.5	$3,403.1

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2016.

ITEM 8.    Financial Statements and Supplementary Data
The following consolidated financial statements for the three years in the period ended December 31, 2016 are filed as part of this Report:

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
We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 23, 2017

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________

	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$193,862	$158,821
Restricted cash	16,488	19,030
Accounts receivable, net	30,371	25,289
Inventories	18,568	15,462
Prepaid expenses and other current assets	46,214	37,250
Income taxes receivable	2,444	1,380
Total current assets	307,947	257,232
Property and equipment, net	2,605,169	2,225,342
Other assets, net	49,205	48,341
Intangible assets, net	881,954	890,054
Goodwill, net	826,476	685,310
Investment in unconsolidated subsidiary held for sale	—	244,621
Total assets	$4,670,751	$4,350,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$30,336	$29,750
Accounts payable	84,086	75,803
Accrued liabilities	251,082	249,518
Total current liabilities	365,504	355,071
Long-term debt, net of current maturities and debt issuance costs	3,199,119	3,239,799
Deferred income taxes	83,980	162,189
Other long-term tax liabilities	3,307	3,085
Other liabilities	84,715	82,745
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,896,377 and 111,614,420 shares outstanding	1,129	1,117
Additional paid-in capital	953,440	945,041
Retained earnings (accumulated deficit)	(19,878)	(437,881)
Accumulated other comprehensive income (loss)	(615)	(316)
Total Boyd Gaming Corporation stockholders’ equity	934,076	507,961
Noncontrolling interest	50	50
Total stockholders’ equity	934,126	508,011
Total liabilities and stockholders’ equity	$4,670,751	$4,350,900
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Revenues
Gaming	$1,820,176	$1,847,167	$1,799,724
Food and beverage	306,145	307,442	303,404
Room	170,816	163,509	157,427
Other	122,416	123,959	122,237
Gross revenues	2,419,553	2,442,077	2,382,792
Less promotional allowances	235,577	242,645	240,537
Net revenues	2,183,976	2,199,432	2,142,255
Operating costs and expenses
Gaming	880,716	900,922	888,414
Food and beverage	170,053	168,096	168,730
Room	44,245	41,298	41,132
Other	76,719	80,508	86,166
Selling, general and administrative	322,009	322,420	327,599
Maintenance and utilities	100,020	104,548	109,526
Depreciation and amortization	196,226	207,118	208,915
Corporate expense	72,668	76,941	75,626
Project development, preopening and writedowns	22,107	6,907	13,747
Impairments of assets	38,302	18,565	48,681
Other operating items, net	284	907	(13)
Total operating costs and expenses	1,923,349	1,928,230	1,968,523
Operating income	260,627	271,202	173,732
Other expense (income)
Interest income	(2,961)	(1,858)	(1,879)
Interest expense, net of amounts capitalized	212,692	224,590	230,060
Loss on early extinguishments and modifications of debt	42,364	40,733	1,536
Other, net	545	3,676	48
Total other expense, net	252,640	267,141	229,765
Income (loss) from continuing operations before income taxes	7,987	4,061	(56,033)
Income taxes benefit	197,486	6,634	5,408
Income (loss) from continuing operations, net of tax	205,473	10,695	(50,625)
Income from discontinued operations, net of tax	212,530	36,539	8,987
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	(11,403)
Net income (loss) attributable to Boyd Gaming Corporation	$418,003	$47,234	$(53,041)

Basic net income (loss) per common share
Continuing operations	$1.79	$0.10	$(0.46)
Discontinued operations	1.86	0.32	(0.02)
Basic net income (loss) per common share	$3.65	$0.42	$(0.48)
Weighted average basic shares outstanding	114,507	112,789	109,979

Diluted net income (loss) per common share
Continuing operations	$1.78	$0.10	$(0.46)
Discontinued operations	1.85	0.32	(0.02)
Diluted net income (loss) per common share	$3.63	$0.42	$(0.48)
Weighted average diluted shares outstanding	115,189	113,676	109,979
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income (loss)	$418,003	$47,234	$(53,041)
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities	(299)	(263)	1,464
Comprehensive income (loss)	$417,704	$46,971	$(51,577)

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Loss, Net	Interest	Equity
Balances, January 1, 2014	108,155,002	$1,082	$902,496	$(432,074)	$(1,517)	$180,450	$650,437
Net income (loss)	—	—	—	(53,041)	—	11,403	(41,638)
Comprehensive income attributable to Boyd	—	—	(640)	—	1,464	—	824
Stock options exercised	562,234	6	4,146	—	—	—	4,152
Release of restricted stock units, net of tax	559,824	5	(2,366)	—	—	—	(2,361)
Share-based compensation costs	—	—	18,476	—	—	—	18,476
Noncontrolling interests contribution	—	—	—	—	—	30	30
Deconsolidation of Borgata	—	—	—	—	—	(191,833)	(191,833)
Balances, December 31, 2014	109,277,060	1,093	922,112	(485,115)	(53)	50	438,087
Net income	—	—	—	47,234	—	—	47,234
Comprehensive loss attributable to Boyd	—	—	—	—	(263)	—	(263)
Stock options exercised	1,301,789	13	9,794	—	—	—	9,807
Release of restricted stock units, net of tax	553,822	6	(3,678)	—	—	—	(3,672)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	19,264	—	—	—	19,264
Balances, December 31, 2015	111,614,420	1,117	945,041	(437,881)	(316)	50	508,011
Net income (loss)	—	—	—	418,003	—	—	418,003
Comprehensive loss attributable to Boyd	—	—	—	—	(299)	—	(299)
Stock options exercised	452,898	4	2,936	—	—	—	2,940
Release of restricted stock units, net of tax	670,032	6	(3,374)	—	—	—	(3,368)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Tax effect from share-based compensation arrangements	—	—	(5,812)	—	—	—	(5,812)
Share-based compensation costs	—	—	15,518	—	—	—	15,518
Balances, December 31, 2016	112,896,377	$1,129	$953,440	$(19,878)	$(615)	$50	$934,126

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$418,003	$47,234	$(53,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(212,530)	(36,539)	(8,987)
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	11,403
Depreciation and amortization	196,226	207,118	208,915
Amortization of debt financing costs and discounts on debt	14,870	21,308	22,377
Share-based compensation expense	15,518	19,264	18,476
Deferred income taxes	(199,051)	16,846	(870)
Non-cash impairment of assets	38,302	18,565	48,681
Gain on sale of assets	(6,288)	—	—
Loss on early extinguishments and modifications of debt	42,364	40,733	1,536
Other operating activities	1,625	2,145	467
Changes in operating assets and liabilities:
Restricted cash	2,542	(923)	2,579
Accounts receivable, net	45	1,971	6,988
Inventories	884	(301)	374
Prepaid expenses and other current assets	1,691	(4,275)	2,161
Current other tax asset	—	1,802	88
Income taxes receivable	(1,064)	(137)	(1,137)
Other assets, net	(626)	922	2,146
Accounts payable and accrued liabilities	(11,824)	13,207	28,572
Other long-term tax liabilities	222	(25,566)	(1,067)
Other liabilities	1,972	2,377	237
Net cash provided by operating activities	302,881	325,751	289,898
Cash Flows from Investing Activities
Capital expenditures	(160,358)	(131,170)	(137,751)
Cash paid for acquisitions, net of cash received	(592,703)	—	—
Investments in and advances to unconsolidated subsidiaries, net	—	—	153
Other investing activities	14,207	4,528	(5,912)
Net cash used in investing activities	(738,854)	(126,642)	(143,510)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
_____________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2016	2015	2014

Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	2,039,175	1,033,500	830,400
Payments under Boyd Gaming bank credit facility	(1,466,362)	(1,211,200)	(910,700)
Borrowings under Peninsula bank credit facility	237,000	345,500	317,400
Payments under Peninsula bank credit facility	(899,750)	(425,150)	(377,150)
Proceeds from issuance of senior notes	750,000	750,000	—
Debt financing costs, net	(42,220)	(14,004)	(83)
Retirements of senior notes	(700,000)	(657,813)	—
Premium and consent fees paid	(15,750)	(24,246)	—
Payments under note payable	—	—	(9)
Share-based compensation activities, net	(1,295)	3,689	1,791
Other financing activities	(45)	—	30
Net cash used in financing activities	(99,247)	(199,724)	(138,321)

Cash Flows from Discontinued Operations
Cash flows from operating activities	(27,796)	14,095	32,961
Cash flows from investing activities	598,057	—	(36,470)
Cash flows from financing activities	—	—	(37,055)
Net cash provided by (used in) discontinued operations	570,261	14,095	(40,564)
Change in cash and cash equivalents	35,041	13,480	(32,497)
Cash and cash equivalents, beginning of period	158,821	145,341	140,311
Change in cash classified as discontinued operations	—	—	37,527
Cash and cash equivalents, end of period	$193,862	$158,821	$145,341

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$197,475	$178,433	$203,758
Cash paid (received) for income taxes, net of refunds	33,723	(1,159)	1,255
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$9,334	$7,235	$16,844

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company", the "Registrant", "Boyd Gaming", "Boyd", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of December 31, 2016, we are a diversified operator of 24 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi, which we aggregate in order to present the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada

Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada

Midwest and South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi

As a result of the sale of our equity interest in Borgata (see Note 2, Acquisitions and Divestitures), we no longer report our interest in Borgata as a Reportable Segment.

Our Las Vegas Locals segment includes the results of Aliante Gaming, LLC ("Aliante"), The Cannery Hotel and Casino, LLC (“Cannery”) and Nevada Palace, LLC (“Eastside Cannery”) (see Note 2, Acquisitions and Divestitures).

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
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries.

See Note 2, Acquisitions and Divestitures, for discussion of our acquisitions of Aliante, Cannery and Eastside Cannery, which were completed during the year ended December 31, 2016. We have not disclosed the pro forma impact of these acquisitions to our results of operations, as the pro forma impact was deemed immaterial.

Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the consolidation criteria of the authoritative accounting guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata, to MGM Resorts International ("MGM") pursuant to an Equity Purchase Agreement (the "Purchase Agreement") enter into on May 31, 2016, as amended on July 19, 2016 by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned subsidiary of Boyd, and MGM. (See Note 2, Acquisitions and Divestitures.) We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in these consolidated financial statements.

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Beginning balance, January 1,	$2,087	$1,971	$2,913
Additions due to Acquisitions	87	—	—
Additions	345	361	277
Deductions	(548)	(245)	(1,219)
Ending balance	$1,971	$2,087	$1,971

Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.1 million and $1.4 million, respectively.

Investment in Available for Sale Securities
We have an investment in $21.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2016 and 2015 was $17.3 million and $17.8 million, respectively. At both December 31, 2016 and 2015, $0.4 million is included in prepaid expenses and other current assets, and $16.8 million and $17.4 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2017	$440
2018	475
2019	510
2020	550
2021	590
Thereafter	18,395
Total	$20,960

Intangible Assets
Intangible assets include customer relationships, favorable lease rates, development agreements, gaming license rights and trademarks.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

Long-Term Debt, Net
Long-term debt, net is reported as the outstanding debt amount net of amortized cost. Any unamortized debt issuance costs, which include legal and other direct costs related to the issuance of our outstanding debt, or discount granted to the initial purchasers or lenders upon issuance of our debt instruments is recorded as a direct reduction to the face amount of our outstanding debt. The debt issuance costs and discount are accreted to interest expense using the effective interest method over the contractual term of the underlying debt. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt issuance costs and discount and record a loss on extinguishment of debt.

Income Taxes

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

In performing our valuation allowance analysis in 2016, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilize a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters during 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the year ended December 31, 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, in 2016, we released $201.5 million of valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets.

Our current tax rate is impacted by adjustments that are largely independent of our operating results before taxes.  In the current year, such adjustments relate primarily to the release of the valuation allowance on a significant portion of our deferred tax assets. In the prior year, the adjustments relate primarily to changes in our valuation allowance, the realization of certain unrecognized tax benefits inclusive of the reversal of related accrued interest and impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability.

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

Self-Insurance Reserves
We are self-insured for various insurance coverages such as property, general liability, employee health and workers' compensation costs with the appropriate levels of deductibles and retentions. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Certain of these claims represent obligations to make future payments; and therefore we discount such reserves to an amount representing the present value of the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

claims which will be paid in the future using a blended rate, which represents the inherent risk and the average payout duration. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Beginning balance	$30,068	$33,004	$32,507
Additions
Charged to costs and expenses	79,685	80,311	80,734
Due to acquisitions	14	—	—
Payments made	(78,745)	(83,247)	(80,237)
Ending balance	$31,022	$30,068	$33,004

Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2016, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest
Noncontrolling interest represents the ownership interest in one of our subsidiaries that is held by a third party.

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

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Rooms	$74,937	$77,177	$77,751
Food and beverage	146,946	150,598	151,677
Other	13,694	14,870	11,109
Total promotional allowances	$235,577	$242,645	$240,537

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Rooms	$33,514	$35,605	$36,837
Food and beverage	130,941	133,717	138,040
Other	12,417	12,290	11,407
Total cost of promotional allowances	$176,872	$181,612	$186,284

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $321.7 million, $332.1 million and $330.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $32.3 million, $33.4 million and $32.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards:

	Year Ended December 31,
	2016	2015	2014
Expected stock price volatility	46.62%	49.06%	54.14%
Risk-free interest rate	1.39%	1.59%	1.64%
Expected option life (in years)	5.4	5.3	5.4
Estimated fair value per share	$7.67	$9.06	$5.70

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Due to the net loss for the year ended December 31, 2014, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were 913,900 for year ended December 31, 2014.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist of cash equivalents and accounts receivable.

Our policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. We have bank deposits that may at times exceed federally-insured limits.

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2017-04, Intangibles-Goodwill and Other ("Update 2017-04")
In January 2017, the Financial Accounting Standards Board ("FASB") issued Update 2017-04, which addresses goodwill impairment testing. Instead of determining goodwill impairment by calculating the implied fair value of goodwill, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2017-04 to the financial statements.

Accounting Standards Update 2016-18, Statement of Cash Flows ("Update 2016-18")
In November 2016, the FASB issued Update 2016-18, which amends Accounting Standards Codification ("ASC") 230 to add or clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-18 to the financial statements.

Accounting Standards Update 2016-17, Consolidation ("Update 2016-17")
In October 2016, the FASB issued Update 2016-17, which amends the guidance on related parties that are under common control.
The ASU provides guidance on a single decision maker does not consider indirect interest held through related parties as equivalent to direct interests in determining whether it meets the economics criterion to be a primary beneficiary. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-17 to the financial statements.

Accounting Standards Update 2016-16, Income Taxes ("Update 2016-16")
In October 2016, the FASB issued Update 2016-16, which addresses the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact of the new standard on its consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Accounting Standards Update 2016-15, Statement of Cash Flows ("Update 2016-15")
In August 2016, the FASB issued Update 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Accounting Standards Update ("ASU") is intended to reduce the lack of consistent principles on certain classifications such as debt prepayment, debt extinguishment costs, distributions, insurance claims and beneficial interest in securitization transactions. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-15 to the financial statements.

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

Accounting Standards Update 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"); Accounting Standards Update 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("Update 2016-11"); Accounting Standards Update 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("Update 2016-10"); and Accounting Standards Update 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("Update 2016-08")
In March 2016 through May 2016, the FASB issued Update 2016-08, Update 2016-10, Update 2016-11 and Update 2016-12, which amend and further clarify the new revenue standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09"), which was subsequently amended and deferred in Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14", and collectively with the original standard, Update 2014-09, and subsequent amendments, Update 2016-08, Update 2016-10, Update 2016-11 and Update 2016-12, the "Revenue Standard"). The Revenue Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier application is permitted only for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of the new guidance and has neither determined the full impact this standard may have on our financial statements nor decided upon the planned method of adoption.  Interpretations of the new guidance are on-going and could have a significant impact on our implementation.  Currently, we expect decreases in departmental revenues, since the historical presentation that reflects revenues gross for goods and services given to our customers as an inducement to play with us, with an offsetting reduction for promotional allowances to derive net revenues, will no longer be allowed.  We also expect the accounting for our frequent player programs to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses.  We will continue to update our assessment of the effects of the new guidance on our financial statements, and we will disclose further those effects when known.

Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09")
In March 2016, the FASB issued Update 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity which we anticipate will cause volatility in our future effective tax rate. The Company will adopt this standard in the first quarter 2017. The cumulative effect of this change in accounting method will be recorded as an increase in retained earnings by approximately $15.8 million.

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

Accounting Standards Update 2016-02, Leases ("Update 2016-02")

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

NOTE 2.    ACQUISITIONS AND DIVESTITURES
Acquisition - Cannery Casino Hotel and Nevada Palace, LLC
Overview
On December 20, 2016, Boyd Gaming completed its previously announced acquisitions of Cannery, the owner and operator of Cannery Casino Hotel, and Eastside Cannery, the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC (“Seller”), Cannery and Eastside Cannery.

Pursuant to the terms of the Purchase Agreement, Boyd acquired from Seller all of the issued and outstanding membership interests of Cannery and Eastside Cannery (the “Acquisitions”). With the closing of the Acquisitions, each of Cannery and Eastside Cannery became wholly-owned subsidiaries of Boyd. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment (See Note 1, Summary of Significant Accounting Policies.) The net purchase price was $228.2 million.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date included the purchase price of the net assets transferred. The total gross consideration was $238.6 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment with assistant from preliminary third party appraisals. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the Acquisitions based on fair value estimates as of the date of the Acquisitions. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed no later than third quarter of 2017. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December 31, 2016.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$29,929
Property and equipment	181,757
Intangible assets	16,330
Total acquired assets	228,016
Current liabilities	15,850
Total liabilities assumed	15,850
Net identifiable assets acquired	212,166
Goodwill	26,401
Net assets acquired	$238,567

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$6,650
Buildings and improvements	10 - 40 years	167,208
Furniture and equipment	3 - 7 years	7,264
Construction in progress		635
Property and equipment acquired		$181,757

The goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $10.5 million of acquisition related costs that were expensed for the year ended December 31, 2016. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Acquisition - Aliante Casino + Hotel + Spa
Overview
On September 27, 2016, Boyd Gaming completed the acquisition of ALST, the holding company of Aliante, the owner and operator of the Aliante Casino + Hotel + Spa. Pursuant to the Merger Agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly-owned subsidiaries of Boyd Gaming. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 1, Summary of Significant Accounting Policies.) The net purchase price was $372.3 million.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date included the purchase price of the net assets transferred. The total gross consideration was $399.1 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which was determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values has been recorded as goodwill.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$31,886
Property and equipment	226,309
Intangible and other assets	20,791
Total acquired assets	278,986
Current liabilities	5,693
Other liabilities	636
Total liabilities assumed	6,329
Net identifiable assets acquired	272,657
Goodwill	126,489
Net assets acquired	$399,146

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$16,680
Buildings and improvements	10 - 45 years	200,770
Furniture and equipment	3 - 7 years	8,217
Construction in progress		642
Property and equipment acquired		$226,309

All of the goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $2.2 million of acquisition related costs that were expensed for the year ended December 31, 2016, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Aliante or Cannery acquisitions for the period subsequent to their respective acquisitions as such amounts are not material for the twelve months ended December 31, 2016.

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata, to MGM, pursuant to an Equity Purchase Agreement ("Purchase Agreement") entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned subsidiary of Boyd ("Seller"), and MGM. Pursuant to the Purchase Agreement, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the "Transaction"). Following the Transaction, MDDHC became a wholly-owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. The after-tax gain on the sale of Borgata was $181.7 million and is included in discontinued operations in the year ended December 31, 2016. The initial proceeds do not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retains the right to receive upon payment. During 2016, we recognized $9.1 million in income, which is included in discontinued operations, for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it will receive payments totaling $72 million to resolve the property tax issues. We will receive 50% of those payments once Borgata receives the payments from the city.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Prior to the sale of our equity interest, the Company and MGM each held a 50% interest in MDDHC, which owns all the equity interests in Borgata. Until the closing of the sale, we were the managing member of MDDHC, and we were responsible for the day-to-day operations of Borgata. On September 30, 2014, MGM reacquired its ownership interest in and its substantive participation rights in the management of Borgata. As a result, we deconsolidated Borgata as of the close of business on September 30, 2014, eliminating the assets, liabilities and non-controlling interests from our balance sheet.

As a result of the deconsolidation, we adjusted the book value of our investment to equal fair value. We determined the fair value of our investment in Borgata as of the date of deconsolidation using a weighted average allocation of both the income and market approach models. Using these models, we determined that the fair value of our investment in Borgata at September 30, 2014, was $221.4 million and recognized a loss due to the deconsolidation of $12.1 million in our third quarter 2014 results, which was recorded in impairments of assets on our consolidated statement of operations. We accounted for our investment in Borgata applying the equity method for periods subsequent to the deconsolidation, through the date of the sale, and, as a result of the sale, we reported the results as discontinued operations for all periods presented in these consolidated financial statements.

The table below summarizes the results of operations information for periods subsequent to the September 30, 2014 deconsolidation of Borgata through the date of divestiture:

	Seven Months Ended	Twelve Months Ended	Three Months Ended
(In thousands)	July 31, 2016	December 31, 2015	December 31, 2014
Net revenues	$485,510	$804,166	$179,147
Operating expenses	366,812	657,324	157,896
Operating income	118,698	146,842	21,251
Interest expense	26,378	59,681	17,431
Loss on early extinguishments of debt	1,628	18,895	740
State income tax expense (benefit)	8,274	(3,731)	446
Net income	$82,418	$71,997	$2,634

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2016	2015
Land	$251,316	$229,857
Buildings and improvements	2,915,664	2,539,578
Furniture and equipment	1,243,724	1,152,277
Riverboats and barges	239,264	238,743
Construction in progress	86,226	42,497
Other	726	7,404
Total property and equipment	4,736,920	4,210,356
Less accumulated depreciation	2,131,751	1,985,014
Property and equipment, net	$2,605,169	$2,225,342

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated. Other property and equipment relates to the estimated net realizable value of construction materials inventory that was not disposed of with the sale of the Echelon project in 2013. Such assets are not in service and are not currently being depreciated.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $179.6 million, $179.9 million and $174.8 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

NOTE 4.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31, 2016
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	1.1 years	$144,780	$(125,318)	$—	$19,462
Favorable lease rates	31.4 years	45,370	(13,039)	—	32,331
Development agreement	—	21,373	—	—	21,373
		211,523	(138,357)	—	73,166

Indefinite lived intangible assets:
Trademarks	Indefinite	153,687	—	(4,300)	149,387
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,027,022	(33,960)	(184,274)	808,788
Balance, December 31, 2016		$1,238,545	$(172,317)	$(184,274)	$881,954

	December 31, 2015
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	1.9 years	$136,300	$(109,994)	$—	$26,306
Favorable lease rates	32.4 years	45,370	(11,997)	—	33,373
Development agreement	—	21,373	—	—	21,373
		203,043	(121,991)	—	81,052

Indefinite lived intangible assets:
Trademarks	Indefinite	129,501	—	(3,500)	126,001
Gaming license rights	Indefinite	873,335	(33,960)	(156,374)	683,001
		1,002,836	(33,960)	(159,874)	809,002
Balance, December 31, 2015		$1,205,879	$(155,951)	$(159,874)	$890,054

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

Favorable Lease Rates
Favorable lease rates represent the rental rates for assumed land leases that are favorable to comparable market rates. The fair value is determined on a technique whereby the difference between the lease rate and the then current market rate for the remaining contractual term is discounted to present value. The assumptions underlying this computation include the actual lease rates, the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

expected remaining lease term, including renewal options, based on the existing lease; current rates of rent for leases on comparable properties with similar terms obtained from market data and analysis; and an assumed discount rate. The estimates underlying the result covered a term of 41 to 52 years.

Development Agreement
Development agreement is an acquired contract with a Native American tribe (the "Tribe") under which the Company has the right to assist the Tribe in the development and management of a gaming facility on the Tribe's land. This asset although amortizable, is not amortized until development is completed, which at December 31, 2016 remains indeterminate. In the interim, this asset is subject to periodic impairment reviews.

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

Activity for the Years Ended December 31, 2016, 2015 and 2014
The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2014	$85,267	$35,458	$21,373	$128,287	$740,275	$1,010,660
Additions	—	—	—	14	—	14
Impairments	—	—	—	(300)	(39,772)	(40,072)
Amortization	(33,309)	(1,044)	—	—	—	(34,353)
Other	—	—	—	(2,000)	—	(2,000)
Balance, December 31, 2014	51,958	34,414	21,373	126,001	700,503	934,249
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	(17,502)	(17,502)
Amortization	(25,652)	(1,041)	—	—	—	(26,693)
Balance, December 31, 2015	26,306	33,373	21,373	126,001	683,001	890,054
Additions	8,480	—	—	24,200	—	32,680
Impairments	—	—	—	(800)	(23,600)	(24,400)
Amortization	(15,324)	(1,042)	—	—	—	(16,366)
Other	—	—	—	(14)	—	(14)
Balance, December 31, 2016	$19,462	$32,331	$21,373	$149,387	$659,401	$881,954

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Other activity during 2014 in the table above is primarily due to the effects of the deconsolidation of Borgata (see Note 2, Acquisitions and Divestitures).

Future Amortization
Customer relationships are being amortized on an accelerated basis over an estimated life of five years. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 43.9 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Favorable Lease Rates	Total
For the year ending December 31,
2017	$14,599	$1,043	$15,642
2018	2,308	1,043	3,351
2019	1,529	1,043	2,572
2020	828	1,043	1,871
2021	198	1,043	1,241
Thereafter	—	27,116	27,116
Total future amortization	$19,462	$32,331	$51,793

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations
As a result of our annual impairment testing in the fourth quarter of 2016, we recognized non-cash impairment charges of $23.6 million of gaming licenses and $0.8 million of trademarks in our Midwest and South segment. These amounts are included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended 2015, we recognized non-cash impairment charges of $17.5 million of a gaming license in our Midwest and South segment. During the year ended 2014, we recognized non-cash impairment charges of $39.8 million of gaming licenses and $0.3 million of trademarks in our Midwest and South segment.

NOTE 5.     GOODWILL
Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$531,819	$—	$(165,479)	$366,340
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	471,735	—	(12,462)	459,273
Balance, December 31, 2016	$1,010,551	$(6,134)	$(177,941)	$826,476

Changes in Goodwill
During the year ended December 31, 2016, we recorded $153.6 million of goodwill due to our acquisitions of Aliante on September 27, 2016 and Cannery and Eastside Cannery on December 20, 2016 (see Note 2, Acquisitions and Divestitures).

Goodwill decreased approximately $12.5 million during 2016 due to an impairment in the Midwest and South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2016, 2015 and 2014.

(In thousands)	Goodwill, Net
Balance, January 1, 2014	$685,310
Additions	—
Impairments	—
Balance, December 31, 2014	685,310
Additions	—
Impairments	—
Balance, December 31, 2015	685,310
Additions	153,628
Impairments	(12,462)
Balance, December 31, 2016	$826,476

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2016	2015
Payroll and related expenses	$68,102	$71,815
Interest	33,407	35,337
Gaming liabilities	41,942	37,496
Player loyalty program liabilities	19,076	18,491
Other accrued liabilities	88,555	86,379
Total accrued liabilities	$251,082	$249,518

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs consists of the following:

		December 31, 2016
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2016	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	3.44%	$1,782,538	$(1,888)	$(28,503)	$1,752,147
6.875% senior notes due 2023	6.88%	750,000	—	(11,209)	738,791
6.375% senior notes due 2026	6.38%	750,000	—	(12,074)	737,926
Other	5.80%	591	—	—	591
Total long-term debt		3,283,129	(1,888)	(51,786)	3,229,455
Less current maturities		30,336	—	—	30,336
Long-term debt, net		$3,252,793	$(1,888)	$(51,786)	$3,199,119

		December 31, 2015
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2015	Principal	Discount	Fees and Costs	Debt, Net
Boyd Gaming Corporation Debt:
Bank credit facility	3.75%	$1,209,725	$(2,702)	$(9,746)	$1,197,277
9.00% senior notes due 2020	9.00%	350,000	—	(7,044)	342,956
6.875% senior notes due 2023	6.88%	750,000	—	(12,934)	737,066
		2,309,725	(2,702)	(29,724)	2,277,299

Peninsula Gaming Debt:
Bank credit facility	4.25%	662,750	—	(14,143)	648,607
8.375% senior notes due 2018	8.38%	350,000	—	(6,357)	343,643
		1,012,750	—	(20,500)	992,250
Total long-term debt		3,322,475	(2,702)	(50,224)	3,269,549
Less current maturities		29,750	—	—	29,750
Long-term debt, net		$3,292,725	$(2,702)	$(50,224)	$3,239,799

Boyd Gaming Corporation Debt
Bank Credit Facility
Credit Agreement
On September 15, 2016, the Company entered into an Amendment No. 1 and Joinder Agreement (the "Amendment") among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender. The Amendment modified the Third Amended and Restated Credit Agreement dated August 14, 2013 (the "Prior Credit Facility" together with the Amendment referred to as the "Credit Facility" or the "Credit Agreement").

As modified by the Amendment, the Credit Facility provides for: (i) increased commitments under the existing senior secured revolving credit facility (the "Revolving Credit Facility") to an amount equal to $775.0 million, (ii) commitments under the existing senior secured term A loan (the "Term A Loan") in an amount equal to $225.0 million, and (iii) a new $1.0 billion senior secured term B-2 loan (the "Term B-2 Loan"). The maturity dates of the Revolving Credit Facility and the Term A Loan have been extended to September 15, 2021 (or earlier upon the occurrence or non-occurrence of certain events); the Term B-2 Loan matures on September 15, 2023 (or earlier upon the occurrence or non-occurrence of certain events); the maturity date of the existing senior secured term B-1 loan (the "Term B-1 Loan") remains August 14, 2020. The increase to the Term A Loan and the new Term B-2 Loan were fully funded on the effective date of the Amendment. Proceeds from the Credit Facility were used to refinance all outstanding obligations under the Prior Credit Facility, to fund transaction costs in connection with the Credit Facility, and for working capital and other general corporate purposes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million , plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Credit Agreement) would not exceed 4.25 to 1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Credit Agreement), in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Term B-1 Loan amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2013, payable on a quarterly basis, (iii) the loans under the Term B-2 Loan amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, and (iv) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

Amounts Outstanding
The outstanding principal amounts at December 31, 2016 under the Credit Facility and at December 31, 2015 under the Prior Credit Facility are comprised of the following:

	December 31,
(In thousands)	2016	2015
Revolving Credit Facility	$245,000	$240,000
Term A Loan	222,188	183,275
Term B-1 Loan	271,750	730,750
Term B-2 Loan	997,500	—
Swing Loan	46,100	55,700
Total outstanding principal amounts	$1,782,538	$1,209,725

At December 31, 2016 approximately $1.8 billion was outstanding under the Credit Facility and $12.0 million was allocated to support various letters of credit, leaving remaining contractual availability of $471.9 million.

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

Optional and Mandatory Prepayments
Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Term B-2 Loan amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing December 31, 2016,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

Guarantees and Collateral
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

The maximum permitted consolidated Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Total Leverage Ratio during the remaining term of the Credit Facility:

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
September 30, 2016 through December 31, 2016	7.75	to	1.00
March 31, 2017 through December 31, 2017	7.00	to	1.00
March 31, 2018 through December 31, 2018	6.25	to	1.00
March 31, 2019 through December 31, 2019	6.00	to	1.00
March 31, 2020 through December 31, 2020	5.75	to	1.00
March 31, 2021 and thereafter	5.50	to	1.00

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Secured Leverage Ratio during the remaining term of the Credit Facility:

	Maximum Secured
For the Trailing Four Quarters Ending	Leverage Ratio
September 30, 2016 through December 31, 2017	4.50	to	1.00
March 31, 2018 through December 31, 2018	4.00	to	1.00
March 31, 2019 through December 31, 2019	3.75	to	1.00
March 31, 2020 and thereafter	3.50	to	1.00

Current Maturities of Our Indebtedness
We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

The 6.875% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.875% Notes, together, the "6.875% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 6.875% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.875% Notes at a price equal to 101% of the principal amount of the 6.875% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 6.875% Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.875% Notes.

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

Senior Notes
6.375% Senior Notes due April 2026
Significant Terms
On March 28, 2016, we issued $750 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the consolidated balance sheets.

In conjunction with the issuance of the 6.375% Notes, we incurred approximately $13.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.375% Notes using the effective interest method.

The 6.375% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.375% Notes, together, the "6.375% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 6.375% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.375% Notes at a price equal to 101% of the principal amount of the 6.375% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 6.375% Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the 6.375% Notes.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

In connection with the private placement of the 6.375% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.375% Notes. We filed the required registration statement and commenced the exchange offer during December 2016. The exchange offer was completed on February 10, 2017 and our obligations under the registration rights agreement have been fulfilled.

Senior Notes
9.00% Senior Notes due July 2020
On September 6, 2016 we redeemed all of our 9.00% senior notes due July 2020 (the "9.00% Notes") at a redemption price of 104.50% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand.

As a result of this redemption, the 9.00% Notes have been fully extinguished.

Peninsula Gaming Debt
Peninsula Credit Facility
On September 2, 2016, Peninsula repaid all of the outstanding amounts, including all principal and accrued interest amounts, under the Peninsula senior secured credit facility (the "Peninsula Credit Facility") pursuant to the Peninsula Credit Agreement. In connection with the repayment in full of the Peninsula Credit Facility (the "Repayment"), the Peninsula Credit Agreement was terminated.

Amounts Outstanding
At December 31, 2015, the outstanding principal amount under the Peninsula Credit Facility was comprised of the following:

(In thousands)
Term Loan	$647,750
Revolving Credit Facility	9,000
Swing Loan	6,000
Total outstanding principal amounts under the Peninsula Credit Facility	$662,750

Peninsula Senior Notes
8.375% Senior Notes due February 2018
On September 2, 2016 we redeemed all of our 8.375% senior notes due February 2018 (the "8.375% Notes") at a redemption price of 100.0% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand.

As a result of this redemption, the 8.375% Notes have been fully extinguished.

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
9.00% Senior Notes premium and consent fees	$15,750	$—	$—
9.00% Senior Notes deferred finance charges	5,976	—	—
8.375% Senior Notes deferred finance charges	4,497	—	—
9.125% Senior Notes premium and consent fees	—	23,962	—
9.125% Senior Notes deferred finance charges	—	4,888	—
HoldCo Note	—	7,819	—
Boyd Gaming Credit Facility deferred finance charges	6,629	1,978	—
Peninsula Credit Facility deferred finance charges	9,512	2,086	1,536
Total loss on early extinguishments and modifications of debt	$42,364	$40,733	$1,536

Covenant Compliance
As of December 31, 2016, we believe that we were in compliance with the financial and other covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2016, the available borrowing capacity under our Credit Facility was $471.9 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In thousands)	Total
For the year ending December 31,
2017	$30,336
2018	76,441
2019	30,346
2020	266,102
2021	432,295
Thereafter	2,447,609
Total outstanding principal of long-term debt	$3,283,129

NOTE 8.    INCOME TAXES
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets
Federal net operating loss carryforwards	$201,978	$308,738
State net operating loss carryforwards	38,715	47,711
Share-based compensation	26,344	32,524
Other	61,289	43,936
Gross deferred tax assets	328,326	432,909
Valuation allowance	(28,402)	(247,761)
Deferred tax assets, net of valuation allowance	299,924	185,148

Deferred tax liabilities
Difference between book and tax basis of property and intangible assets	337,654	322,387
State tax liability	31,443	13,428
Other	14,807	11,522
Gross deferred tax liabilities	383,904	347,337
Deferred tax liabilities, net	$83,980	$162,189

At December 31, 2016, we have unused federal general business tax credits of approximately $8.8 million which may be carried forward or used until expiration beginning in 2035 and alternative minimum tax credits of $7.1 million which may be carried forward indefinitely. We have a federal income tax net operating loss of approximately $621.8 million, which may be carried forward or used until expiration beginning in 2031. We also have state income tax net operating loss carryforwards of approximately

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

$708.9 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2017 to 2035, if not fully utilized.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. In March 2016, the FASB issued Update 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity which we anticipate will cause volatility in our future effective tax rate. The Company will adopt this standard in the first quarter 2017. The cumulative effect of this change in accounting method will be recorded as an increase in retained earnings by approximately $15.8 million.

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

As part of our review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. In performing our analysis in 2016, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilize a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters during 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from these deferred tax assets would be realized. As a result, during the year ended December 31, 2016, we released $201.5 million of valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets.

We have maintained a valuation allowance of $28.4 million against certain federal and state deferred tax assets as of December 31, 2016 due to uncertainties related to our ability to realize the tax benefits associated with these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$—	$—	$442
State	1,242	2,052	(289)
Total current taxes provision (benefit)	1,242	2,052	153
Deferred
Federal	(190,207)	(9,493)	(6,336)
State	(8,521)	807	775
Total deferred taxes provision (benefit)	(198,728)	(8,686)	(5,561)
Provision (benefit) for income taxes from continuing operations	$(197,486)	$(6,634)	$(5,408)

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$(197,486)	$(6,634)	$(5,408)
Provision (benefit) for income taxes from discontinued operations	146,379	(540)	6,161
Provision (benefit) for income taxes from continuing and discontinued operations	$(51,107)	$(7,174)	$753

Our tax benefit for the year ended December 31, 2016 resulted from the release of a valuation allowance on our federal and state net operating loss carryforwards and other deferred tax assets.

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

Additionally, the tax provision or benefit in 2015 and 2014 was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance for deferred tax assets	(2,448.1)%	200.9%	(20.9)%
State income taxes, net of federal benefit	(59.2)%	69.2%	(0.9)%
Compensation-based credits	(21.7)%	(60.8)%	2.3%
Company provided benefits	14.8%	152.9%	(3.0)%
Nondeductible expenses	10.3%	19.0%	(1.9)%
Tax exempt interest	(6.9)%	(13.8)%	1.0%
Accrued interest on uncertain tax benefits	2.1%	(139.7)%	(2.0)%
Uncertain tax benefits	—%	(421.6)%	—%
Other, net	1.5%	(4.5)%	0.1%
Effective tax rate	(2,472.2)%	(163.4)%	9.7%

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

We generated net operating losses on our federal income tax returns for years 2011 - 2013. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized.

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period September 2017 through October 2020.
We believe that we have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is different than our current expectation. We do not believe the ultimate resolution of these examinations will have a material impact on our consolidated financial statements.

Other Long-Term Tax Liabilities
The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Our liability for uncertain tax positions is recorded as other long-term tax liabilities in our consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Unrecognized tax benefit, beginning of year	$2,482	$30,198	$37,059
Additions:
Tax positions related to current year	—	—	487
Reductions:
Tax positions related to the Deconsolidation of Borgata	—	—	(6,221)
Lapse of applicable statute of limitations	—	—	(1,097)
Tax position related to prior years	—	(27,716)	(30)
Unrecognized tax benefits, end of year	$2,482	$2,482	$30,198

Included in the $2.5 million balance of unrecognized tax benefits at December 31, 2016, are $1.6 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize interest related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2016, we recognized interest and penalties of approximately $0.1 million in our tax provision. During the years ended December 31, 2015 and 2014 we recognized interest related benefits, due to favorable settlements, of $6.2 million and $1.2 million, respectively, in our income tax provision. We have accrued $0.8 million and $0.7 million of interest and penalties as of December 31, 2016 and 2015, respectively, in our consolidated balance sheets.

During the first quarter of 2015, we received Joint Committee approval on our IRS appeals agreement, effectively settling our 2005 through 2009 examination. During the third quarter of 2015, we received a final audit determination in connection with our New Jersey examination, effectively settling years 2003 through 2009. As a result of the resolution of these audits, we reduced our unrecognized tax benefits by $27.7 million, of which $19.5 million impacted our effective tax rate. Due to the utilization of tax loss carryforwards in certain states, the statute of limitations remain open with respect to years in which the tax losses are utilized. When these years close, unrecognized tax benefits may be realized. We do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 9.    COMMITMENTS AND CONTINGENCIES
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

Kansas Management Contract
As part of the Kansas Management Contract approved by the Kansas Racing and gaming Commission on January 11, 2011, Kansas Star committed to donate $1.5 million each year to support education in the local area in which Kansas Star operates for the duration of the Kansas Management Contract. We have made all distributions under this commitment as scheduled and such related expenses are recorded in Selling, general and administrative expenses on the consolidated statements of operations.

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

As of December 31, 2016, all infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

In connection with the acquisition of Peninsula Gaming, LLC ("PGL Merger"), the Company's obligation under this agreement was revalued to fair value as of the PGL Merger date. As of December 31, 2016 and 2015, under the Mulvane Development Agreement, Kansas Star recorded $1.7 million at each date, which is included in accrued liabilities on the consolidated balance sheets and $8.9 million, net of a $4.0 million discount, and $9.6 million, net of a $4.6 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.7 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

As a result of purchase accounting the Minimum Assessment Agreement obligation was revalued to fair value. Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2016 and 2015, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $14.1 million, net of a $2.8 million discount, and $14.4 million, net of a $2.9 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by DJL under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements
DJL and Diamond Jo Worth ("DJW") are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with DJL and DJW, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. DJL expensed $3.0 million, during the years ended December 31, 2016 and 2015, respectively, and $2.8 million, in the year ending 2014, related to its agreement. DJW expensed $4.9 million, $5.0 million, and $4.8 million during the years ended December 31, 2016, 2015, and 2014, respectively, related to its agreement. The DJL agreement expires on December 31, 2018. The DJW agreement was amended during 2014 and expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

Development Agreement
In September 2011, the Company acquired the membership interests of a limited liability company (the "LLC") for a purchase price of $24.5 million. The primary asset of the LLC was a previously executed development agreement (the "Development Agreement") with Wilton Rancheria (the "Tribe"). The purchase price was allocated primarily to an intangible asset associated with the Company's rights under the agreement to assist the Tribe in the development and management of a gaming facility on the Tribe's land.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

In January 2017, the Company funded the acquisition of land that is the intended site of the Wilton Rancheria casino and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe. The cost of the land will be recorded as a receivable on our consolidated balance sheet, and we expect to be reimbursed for this cost when project financing is in place. Should the project be abandoned, ownership of the land would revert to the Company.

The Agreements provide that the Company will receive future revenue for its services to the Tribe contingent upon successful development of the gaming facility and based on future net revenues at the gaming facility. In addition to the need for land to be taken into trust, the Tribe must agree to a compact with the State of California, and receive approval of the management contract between the tribe and our Company, prior to proceeding. Development is in the preliminary stages and no time schedule has been established as to when the Tribe will be able to formalize plans and begin construction.

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily related to land leases are as follows:

(In thousands)	Lease Obligations
For the year ending December 31,
2017	$45,970
2018	18,517
2019	16,326
2020	14,083
2021	13,665
Thereafter	322,243
Total	$430,804

Rent expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was $31.0 million, $29.0 million, and $29.4 million, respectively, and primarily relates to land leases and advertising-related expenses.

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Minimum Rental Income
For the year ending December 31,
2017	$2,111
2018	1,624
2019	1,061
2020	462
2021	358
Thereafter	576
Total	$6,192

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
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

NOTE 10.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million, and $92.1 million of this authorization remains available at December 31, 2016. We are not obligated to repurchase any shares under this program, and no shares were repurchased during the years ended December 31, 2016, 2015 or 2014.

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

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. No dividends were declared during the years ended December 31, 2016, 2015 or 2014.

Stock Incentive Plan
In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 2.9 million shares remain available for grant at December 31, 2016. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2016 was approximately 9.0 million shares.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Summarized stock option plan activity is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2014	9,143,910	$26.62
Granted	244,351	11.57
Canceled	(1,656,359)	34.79
Exercised	(562,234)	7.39
Outstanding at December 31, 2014	7,169,668	25.73
Granted	200,673	19.98
Canceled	(1,463,497)	39.82
Exercised	(1,301,789)	7.53
Outstanding at December 31, 2015	4,605,055	26.14
Granted	216,509	17.50
Canceled	(1,260,750)	38.63
Exercised	(452,898)	6.49
Outstanding at December 31, 2016	3,107,916	$23.36	3.9	$15,739

Exercisable at December 31, 2015	4,085,555	$27.65	3.1	$18,145

Exercisable at December 31, 2016	2,696,315	$24.27	3.1	$14,587

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22-$7.55	411,659	4.2	$6.74	411,659	$6.74
8.34	310,546	3.8	8.34	310,546	8.34
9.86	375,678	6.6	9.86	375,678	9.86
11.57	244,351	7.2	11.57	174,061	11.57
17.75	216,509	9.9	17.75	—	—
19.98	200,673	8.4	19.98	75,871	19.98
33.31	25,000	1.0	33.31	25,000	33.31
38.11	380,000	0.9	38.11	380,000	38.11
39.78	943,500	0.8	39.78	943,500	39.78
$5.22-$39.78	3,107,916	3.9	$23.36	2,696,315	$24.27

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.9 million, $11.1 million, and $2.5 million, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was approximately $2.0 million, $1.9 million, and $2.3 million, respectively. As of December 31, 2016, there

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

was approximately $1.4 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 0.9 years, the weighted-average remaining requisite service period.

Restricted Stock Units
Our 2012 Plan provides for the grant of Restricted Stock Units ("RSUs"). An RSU is an award that may be earned in whole, or in part, upon the passage of time, and that may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and the 2012 Plan. Share-based compensation costs related to RSU awards are calculated based on the market price on the date of the grant.

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

Summarized RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	2,755,799
Granted	696,249	$11.63
Canceled	(201,660)
Awarded	(715,892)
Outstanding at December 31, 2014	2,534,496
Granted	541,016	$19.05
Canceled	(40,800)
Awarded	(713,886)
Outstanding at December 31, 2015	2,320,826
Granted	542,220	$18.06
Canceled	(30,400)
Awarded	(871,528)
Outstanding at December 31, 2016	1,961,118

As of December 31, 2016, there was approximately $7.9 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 2.3 years.

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

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and customer service scores, all of which are determined on a comprehensive annual three-year growth rate. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout, and based upon

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

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

Performance Shares Vesting
The PSU grant awarded in December 2012 vested during first quarter 2016. A total of 213,365 common shares, representing approximately 0.59 shares per PSU, were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of the grant. The actual achievement level under these award metrics equaled the estimated performance as of year-end 2015; therefore, the vesting of the PSUs did not impact compensation costs in our 2016 consolidated statement of operations.

The PSU grant awarded in December 2011 vested during first quarter 2015. A total of 654,478 common shares, representing approximately 1.67 shares per PSU, were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of the grant. The actual achievement level under these award metrics equaled the estimated performance as of year-end 2014; therefore, the vesting of the PSUs did not impact compensation costs in our 2015 consolidated statement of operations.

As provided under the provisions of our Stock Incentive Plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs. Of the 213,365 shares issued, a total of 54,338 shares were surrendered by the participants for this purpose, resulting in a net issuance of 159,027 shares due to the vesting of the 2012 grant.

Summarized PSU activity is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	821,633
Granted	694,294	$11.01
Canceled	(104,287)
Awarded	—
Outstanding at December 31, 2014	1,411,640
Granted	240,156	$16.75
Performance Adjustment	264,306
Canceled	(2,677)
Awarded	(663,945)
Outstanding at December 31, 2015	1,249,480
Granted	241,235	$17.75
Performance Adjustment	(148,272)
Canceled	—
Awarded	(213,365)
Outstanding at December 31, 2016	1,129,078

The Company approved the issuance of approximately 380,000 PSUs to participating employees during fourth quarter 2013. The performance criteria for these PSUs were set subsequent to year-end 2013, so these PSUs were not considered granted for accounting purposes as of December 31, 2013, and are included in the shares granted during 2014 in the table above. As of December 31, 2016, there was approximately $2.2 million of total unrecognized share-based compensation costs related to unvested PSUs, which

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

is expected to be recognized over approximately 1.6 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.1 million shares will be issued to settle the PSUs outstanding at December 31, 2016.

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

Summarized Career Shares activity is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	894,307
Granted	122,015	$11.31
Canceled	(85,765)
Awarded	(33,972)
Outstanding at December 31, 2014	896,585
Granted	103,018	$12.51
Canceled	—
Awarded	(31,028)
Outstanding at December 31, 2015	968,575
Granted	73,064	$19.01
Canceled	—
Awarded	—
Outstanding at December 31, 2016	1,041,639

As of December 31, 2016, there was approximately $1.2 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The following table summarizes our share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Stock Options	$1,974	$2,821	$2,733
Restricted Stock Units	8,883	9,909	8,010
Performance Stock Units	3,353	5,135	6,537
Career Shares	1,308	1,399	1,196
Total share-based compensation costs	$15,518	$19,264	$18,476

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Gaming	$428	$393	$387
Food and beverage	82	75	74
Room	39	36	35
Selling, general and administrative	2,176	1,996	1,965
Corporate expense	12,793	16,764	16,207
Other operating items, net	—	—	(192)
Total share-based compensation expense	$15,518	$19,264	$18,476

NOTE 11.    NONCONTROLLING INTEREST
Noncontrolling interest primarily represents, until the deconsolidation of Borgata on September 30, 2014, the 50% interest in Holding Company held by the Divestiture Trust for the economic benefit of MGM, which was initially recorded at fair value at the March 24, 2010 date of the effective change in control.

Changes in the noncontrolling interest are as follows:

(In thousands)	Holding Company	Other	Total
Beginning balance, January 1, 2014	$180,430	$20	$180,450
Capital contributions	—	30	30
Attributable net loss	11,403	—	11,403
Comprehensive income	—	—	—
Deconsolidation of Borgata on September 30, 2014	(191,833)	—	(191,833)
Balance, December 31, 2014	—	50	50
Capital contributions	—	—	—
Attributable net income	—	—	—
Comprehensive income	—	—	—
Balance, December 31, 2015	—	50	50
Capital contributions	—	—	—
Attributable net income	—	—	—
Comprehensive income	—	—	—
Balance, December 31, 2016	$—	$50	$50

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	December 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$193,862	$193,862	$—	$—
Restricted cash	16,488	16,488	—	—
Investment available for sale	17,259	—	—	17,259

Liabilities
Contingent payments	$3,038	$—	$—	$3,038

	December 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$158,821	$158,821	$—	$—
Restricted cash	19,030	19,030	—	—
Investment available for sale	17,839	—	—	17,839

Liabilities
Contingent payments	$3,632	$—	$—	$3,632

Cash and Restricted Cash
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2016 and 2015.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2016 and 2015. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At both December 31, 2016 and 2015, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2016 and 2015, $16.8 million and $17.4 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $3.1 million and $3.2 million as of December 31, 2016 and 2015, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments
In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability was initially recorded upon consummation of the PGL Merger, at the estimated fair value of the contingent land purchase price using a discounted cash flows approach. At both December 31, 2016 and December 31, 2015, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets, and long-term obligations of $2.2 million and $2.7 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2016
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at January 1, 2016	$17,839	$(3,632)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	130	(600)
Included in other comprehensive income (loss)	(299)	—
Included in other items, net	—	346
Purchases, sales, issuances and settlements:
Settlements	(411)	848
Balance at December 31, 2016	$17,259	$(3,038)

	December 31, 2015
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Merger Earnout	Contingent Payments
Balance at January 1, 2015	$18,357	$(75)	$(3,792)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	125	75	(627)
Included in other comprehensive income (loss)	(263)	—	—
Included in other items, net	—	—	(96)
Purchases, sales, issuances and settlements:
Settlements	(380)	—	883
Balance at December 31, 2015	$17,839	$—	$(3,632)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The table below summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities:

	Valuation Technique	Unobservable Input	Rate
Investment available for sale	Discounted cash flow	Discount rate	10.3%

The fair value of intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing its impairment analyses (see Note 4, Intangible Assets).

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$33,456	$26,660	$27,054	Level 3
Other financial instruments	100	97	97	Level 3

	December 31, 2015
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$35,126	$27,660	$28,381	Level 3
Other financial instruments	200	186	186	Level 3

The following table provides the fair value measurement information about our long-term debt:

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,782,538	$1,752,147	$1,791,853	Level 2
6.875% Senior Notes due 2023	750,000	738,791	806,250	Level 1
6.375% Senior Notes due 2026	750,000	737,926	804,375	Level 1
Other	591	591	591	Level 3
Total debt	$3,283,129	$3,229,455	$3,403,069

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
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

Peninsula Gaming Debt:
Bank credit facility	662,750	648,607	661,131	Level 2
8.375% Senior Notes due 2018	350,000	343,643	357,000	Level 2
	1,012,750	992,250	1,018,131
Total debt	$3,322,475	$3,269,549	$3,366,251

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about December 31, 2016 and December 31, 2015. The estimated fair value of the Peninsula Credit Facility is based on a relative value analysis performed on or about December 31, 2015. The estimated fair values of our senior notes are based on quoted market prices as of December 31, 2016 and December 31, 2015. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2016 and 2015.

NOTE 13.    EMPLOYEE BENEFIT PLANS
We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $3.9 million, $3.3 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 14.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest and South. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our wholly owned property's profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, project development, preopening and writedown expenses, other operating charges, net, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest and South. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company.
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
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net Revenues
Las Vegas Locals	$647,867	$610,107	$592,652
Downtown Las Vegas	236,385	234,191	224,275
Midwest and South	1,299,724	1,355,134	1,325,328
Total Reportable Segment Net Revenues	$2,183,976	$2,199,432	$2,142,255

Adjusted EBITDA
Las Vegas Locals	$176,420	$157,312	$144,397
Downtown Las Vegas	52,420	49,314	37,309
Midwest and South	367,365	380,942	345,058
Total Reportable Segment Adjusted EBITDA	596,205	587,568	526,764
Corporate expense	(59,875)	(60,177)	(59,420)
Adjusted EBITDA	536,330	527,391	467,344

Other operating costs and expenses
Deferred rent	3,266	3,428	3,616
Depreciation and amortization	196,226	207,118	208,915
Project development, preopening and writedowns	22,107	6,907	13,747
Share-based compensation expense	15,518	19,264	18,666
Impairments of assets	38,302	18,565	48,681
Other operating charges, net	284	907	(13)
Total other operating costs and expenses	275,703	256,189	293,612
Operating income	$260,627	$271,202	$173,732

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts:

	December 31,
(In thousands)	2016	2015
Assets
Las Vegas Locals	$1,785,858	$1,155,224
Downtown Las Vegas	157,319	138,159
Midwest and South	2,556,307	2,634,742
Total Reportable Segment assets	4,499,484	3,928,125
Corporate	171,267	422,775
Total assets	$4,670,751	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Capital Expenditures
The Company's capital expenditures by Reportable Segment, consisted of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Capital Expenditures:
Las Vegas Locals	$42,069	$41,772	$31,653
Downtown Las Vegas	28,431	13,000	9,917
Midwest and South	73,255	60,887	89,029
Total Reportable Segment Capital Expenditures	143,755	115,659	130,599
Corporate	16,672	12,646	(8,786)
Total Capital Expenditures	160,427	128,305	121,813
Change in Accrued Property Additions	(69)	2,865	15,938
Cash-Based Capital Expenditures	$160,358	$131,170	$137,751

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information:

	Year Ended December 31, 2016
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$552,378	$544,874	$531,901	$554,823	$2,183,976
Operating income	82,250	80,490	67,916	29,971	260,627

Income from continuing operations, net of tax	$21,560	$11,307	$161,864	$10,742	$205,473
Income from discontinued operations, net of tax	11,630	18,715	180,707	1,478	212,530
Net income attributable to Boyd Gaming Corporation	$33,190	$30,022	$342,571	$12,220	$418,003

Basic net income per common share:
Continuing operations	$0.19	$0.10	$1.41	$0.10	$1.79
Discontinued operations	0.10	0.16	1.58	0.01	1.86
Basic net income per common share	$0.29	$0.26	$2.99	$0.11	$3.65
Diluted net income per common share:
Continuing operations	$0.19	$0.10	$1.40	$0.10	$1.78
Discontinued operations	0.10	0.16	1.57	0.01	1.85
Diluted net income per common share	$0.29	$0.26	$2.97	$0.11	$3.63

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

	Year Ended December 31, 2015
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$550,578	$559,867	$546,313	$542,674	$2,199,432
Operating income	71,883	83,094	69,423	46,802	271,202

Income (loss) from continuing operations, net of tax	$30,504	$(12,390)	$7,015	$(14,434)	$10,695
Income from discontinued operations, net of tax	4,599	5,965	18,410	7,565	36,539
Net income (loss) attributable to Boyd Gaming Corporation	$35,103	$(6,425)	$25,425	$(6,869)	$47,234

Basic net income (loss) per common share:
Continuing operations	$0.27	$(0.11)	$0.06	$(0.13)	$0.10
Discontinued operations	0.04	0.05	0.17	0.07	0.32
Basic net income (loss) per common share	$0.31	$(0.06)	$0.23	$(0.06)	$0.42
Diluted net income (loss) per common share:
Continuing operations	$0.27	$(0.11)	$0.06	$(0.13)	$0.10
Discontinued operations	0.04	0.05	0.16	0.07	0.32
Diluted net income (loss) per common share	$0.31	$(0.06)	$0.22	$(0.06)	$0.42

NOTE 16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.875% Senior Notes and our 6.375% Notes is presented below. Each of these notes is fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent our Aliante, Cannery and Eastside Cannery properties, special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of December 31, 2016, and 2015, the condensed consolidating statements of operations for the years ended December 31, 2016, 2015 and 2014 and the condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,212	$168,898	$23,752	$—	$—	$193,862
Other current assets	78,915	9,644	25,979	—	(453)	114,085
Property and equipment, net	73,180	2,096,764	435,225	—	—	2,605,169
Investments in subsidiaries	4,505,897	139,465	—	—	(4,645,362)	—
Intercompany receivable	—	1,464,361	—	—	(1,464,361)	—
Other assets, net	13,598	27,551	8,056	—	—	49,205
Intangible assets, net	—	825,667	56,287	—	—	881,954
Goodwill, net	—	672,067	154,409	—	—	826,476
Total assets	$4,672,802	$5,404,417	$703,708	$—	$(6,110,176)	$4,670,751

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$30,250	$—	$86	$—	$—	$30,336
Other current liabilities	93,762	179,624	63,211	—	(1,429)	335,168
Accumulated losses of subsidiaries in excess of investment	—	—	8,257	—	(8,257)	—
Intercompany payable	521,002	—	942,155	254	(1,463,411)	—
Long-term debt, net of current maturities and debt issuance costs	3,198,613	—	506	—	—	3,199,119
Other long-term liabilities	(104,901)	298,624	(21,721)	—	—	172,002

Boyd Gaming Corporation stockholders' equity (deficit)	934,076	4,926,169	(288,786)	(254)	(4,637,129)	934,076
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	934,076	4,926,169	(288,786)	(254)	(4,637,079)	934,126
Total liabilities and stockholders' equity	$4,672,802	$5,404,417	$703,708	$—	$(6,110,176)	$4,670,751

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$156,116	$2,482	$221	$—	$158,821
Other current assets	14,602	73,902	10,415	—	(508)	98,411
Property and equipment, net	68,515	2,120,455	36,372	—	—	2,225,342
Investments in subsidiaries	3,547,690	—	—	—	(3,547,690)	—
Intercompany receivable	—	1,702,317	—	—	(1,702,317)	—
Other assets, net	12,521	17,527	18,293	—	—	48,341
Intangible assets, net	—	865,995	24,059	—	—	890,054
Goodwill, net	—	684,529	781	—	—	685,310
Investment in unconsolidated subsidiary held for sale	—	244,621	—	—	—	244,621
Total assets	$3,643,330	$5,865,462	$92,402	$221	$(5,250,515)	$4,350,900

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$21,500	$8,250	$—	$—	$—	$29,750
Other current liabilities	102,946	198,590	24,071	—	(286)	325,321
Accumulated losses of subsidiaries in excess of investment	—	4,507	302	—	(4,809)	—
Intercompany payable	720,400	—	981,688	475	(1,702,563)	—
Long-term debt, net of current maturities and debt issuance costs	2,255,800	983,999	—	—	—	3,239,799
Other long-term liabilities	34,723	213,296	—	—	—	248,019

Boyd Gaming Corporation stockholders' equity (deficit)	507,961	4,456,820	(913,659)	(254)	(3,542,907)	507,961
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	507,961	4,456,820	(913,659)	(254)	(3,542,857)	508,011
Total liabilities and stockholders' equity	$3,643,330	$5,865,462	$92,402	$221	$(5,250,515)	$4,350,900

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,939	$2,127,064	$78,308	$—	$(143,335)	$2,183,976
Operating costs and expenses
Operating	1,200	1,112,717	57,816	—	—	1,171,733
Selling, general and administrative	49,938	260,014	12,055	—	2	322,009
Maintenance and utilities	—	98,741	1,279	—	—	100,020
Depreciation and amortization	8,767	180,463	6,996	—	—	196,226
Corporate expense	66,703	1,738	4,227	—	—	72,668
Project development, preopening and writedowns	18,079	(3,297)	7,325	—	—	22,107
Impairments of assets	1,440	36,862	—	—	—	38,302
Other operating items, net	181	103	—	—	—	284
Intercompany expenses	1,205	140,671	1,461	—	(143,337)	—
Total operating costs and expenses	147,513	1,828,012	91,159	—	(143,335)	1,923,349
Equity in earnings of subsidiaries	442,902	(2,039)	—	—	(440,863)	—
Operating income (loss)	417,328	297,013	(12,851)	—	(440,863)	260,627
Other expense (income)
Interest expense, net	157,923	51,773	35	—	—	209,731
Loss on early extinguishments and modifications of debt	28,356	14,008	—	—	—	42,364
Other, net	1	617	(73)	—	—	545
Total other expense, net	186,280	66,398	(38)	—	—	252,640
Income (loss) from continuing operations before income taxes	231,048	230,615	(12,813)	—	(440,863)	7,987
Income taxes benefit	186,955	10,405	126	—	—	197,486
Income (loss) from continuing operations, net of tax	418,003	241,020	(12,687)	—	(440,863)	205,473
Income (loss) from discontinued operations, net of tax	—	212,530	—	—	—	212,530
Net income (loss)	$418,003	$453,550	$(12,687)	$—	$(440,863)	$418,003
Comprehensive income (loss)	$417,704	$453,251	$(12,687)	$—	$(440,564)	$417,704

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,541	$2,173,147	$48,353	$—	$(143,609)	$2,199,432
Operating costs and expenses
Operating	1,800	1,145,181	43,843	—	—	1,190,824
Selling, general and administrative	48,173	267,661	6,604	—	(18)	322,420
Maintenance and utilities	—	103,086	1,462	—	—	104,548
Depreciation and amortization	6,179	196,865	4,074	—	—	207,118
Corporate expense	71,700	1,781	3,460	—	—	76,941
Project development, preopening and writedowns	884	2,351	3,596	76	—	6,907
Impairments of assets	—	17,500	1,065	—	—	18,565
Other operating items, net	599	308	—	—	—	907
Intercompany expenses	1,204	140,971	1,416	—	(143,591)	—
Total operating costs and expenses	130,539	1,875,704	65,520	76	(143,609)	1,928,230
Equity in earnings of subsidiaries	190,570	(2,204)	(76)	—	(188,290)	—
Operating income (loss)	181,572	295,239	(17,243)	(76)	(188,290)	271,202
Other expense (income)
Interest expense, net	125,890	96,818	24	—	—	222,732
Loss on early extinguishments of debt	30,829	9,904	—	—	—	40,733
Other, net	396	2,959	321	—	—	3,676
Total other expense, net	157,115	109,681	345	—	—	267,141
Income (loss) from continuing operations before income taxes	24,457	185,558	(17,588)	(76)	(188,290)	4,061
Income taxes benefit (provision)	22,777	(16,089)	(54)	—	—	6,634
Income (loss) from continuing operations, net of tax	47,234	169,469	(17,642)	(76)	(188,290)	10,695
Income from discontinued operations, net of tax	—	36,539	—	—	—	36,539
Net income (loss)	$47,234	$206,008	$(17,642)	$(76)	$(188,290)	$47,234
Comprehensive income (loss)	$46,971	$205,745	$(17,642)	$(76)	$(188,027)	$46,971

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$117,159	$2,114,021	$48,687	$—	$(137,612)	$2,142,255
Operating costs and expenses
Operating	1,800	1,134,312	48,330	—	—	1,184,442
Selling, general and administrative	46,708	273,924	7,187	—	(220)	327,599
Maintenance and utilities	—	108,002	1,523	1	—	109,526
Depreciation and amortization	5,667	200,356	2,892	—	—	208,915
Corporate expense	71,951	1,849	1,826	—	—	75,626
Project development, preopening and writedowns	105	8,894	4,586	162	—	13,747
Impairments of assets	320	41,090	7,271	—	—	48,681
Other operating items, net	164	(177)	—	—	—	(13)
Intercompany expenses	1,204	134,710	1,478	—	(137,392)	—
Total operating costs and expenses	127,919	1,902,960	75,093	163	(137,612)	1,968,523
Equity in earnings of subsidiaries	85,268	(2,764)	(162)	—	(82,342)	—
Operating income (loss)	74,508	208,297	(26,568)	(163)	(82,342)	173,732
Other expense (income)
Interest expense, net	132,204	95,953	24	—	—	228,181
Loss on early extinguishments of debt	—	1,536	—	—	—	1,536
Other, net	(793)	(683)	1,524	—	—	48
Total other expense, net	131,411	96,806	1,548	—	—	229,765
Income (loss) from continuing operations before income taxes	(56,903)	111,491	(28,116)	(163)	(82,342)	(56,033)
Income taxes benefit (provision)	3,862	1,644	(98)	—	—	5,408
Income (loss) from continuing operations, net of tax	(53,041)	113,135	(28,214)	(163)	(82,342)	(50,625)
Income (loss) from discontinued operations, net of tax	—	(13,819)	—	22,806	—	8,987
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	—	(11,403)	(11,403)
Net income (loss) attributable to controlling interest	$(53,041)	$99,316	$(28,214)	$22,643	$(93,745)	$(53,041)
Comprehensive income	$(51,577)	$100,780	$(28,214)	$22,643	$(95,209)	$(51,577)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(86,502)	$334,764	$55,815	$—	$(1,196)	$302,881

Cash flows from investing activities
Capital expenditures	(42,840)	(115,978)	(1,540)	—	—	(160,358)
Cash paid for acquisitions, net of cash received	(592,703)	—	—	—	—	(592,703)
Net activity with affiliates	—	237,956	—	—	(237,956)	—
Distributions from subsidiary	9,150	—	—	—	(9,150)	—
Other investing activities	—	7,529	6,678	—	—	14,207
Net cash from investing activities	(626,393)	129,507	5,138	—	(247,106)	(738,854)

Cash flows from financing activities
Borrowings under bank credit facility	2,039,175	237,000	—	—	—	2,276,175
Payments under bank credit facility	(1,466,362)	(899,750)	—	—	—	(2,366,112)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(42,220)	—	—	—	—	(42,220)
Retirements of senior notes	(350,000)	(350,000)	—	—	—	(700,000)
Premium and consent fees paid	(15,750)	—	—	—	—	(15,750)
Net activity with affiliates	(199,398)	—	(39,533)	(221)	239,152	—
Distributions to parent	—	(9,000)	(150)	—	9,150	—
Share-based compensation activities, net	(1,295)	—	—	—	—	(1,295)
Other financing activities	(45)	—	—	—	—	(45)
Net cash from financing activities	714,105	(1,021,750)	(39,683)	(221)	248,302	(99,247)

Cash flows from discontinued operations
Cash flows from operating activities	—	(27,796)	—	—	—	(27,796)
Cash flows from investing activities	—	598,057	—	—	—	598,057
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	570,261	—	—	—	570,261

Net change in cash and cash equivalents	1,210	12,782	21,270	(221)	—	35,041
Cash and cash equivalents, beginning of period	2	156,116	2,482	221	—	158,821
Cash and cash equivalents, end of period	$1,212	$168,898	$23,752	$—	$—	$193,862

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$102,080	$237,041	$(13,085)	$(76)	$(209)	$325,751

Cash flows from investing activities
Capital expenditures	(48,591)	(82,392)	(187)	—	—	(131,170)
Net activity with affiliates	—	(66,691)	—	—	66,691	—
Distributions from subsidiary	11,200	—	—	—	(11,200)	—
Other investing activities	3,292	1,236	—	—	—	4,528
Net cash from investing activities	(34,099)	(147,847)	(187)	—	55,491	(126,642)

Cash flows from financing activities
Borrowings under bank credit facility	1,033,500	345,500	—	—	—	1,379,000
Payments under bank credit facility	(1,211,200)	(425,150)	—	—	—	(1,636,350)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(14,004)	—	—	—	—	(14,004)
Payments on retirements of long-term debt	(500,000)	(3)	(157,810)	—	—	(657,813)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Net activity with affiliates	(105,720)	—	172,124	78	(66,482)	—
Distributions to parent	—	(11,100)	(100)	—	11,200	—
Share-based compensation activities, net	3,689	—	—	—	—	3,689
Net cash from financing activities	(67,981)	(90,753)	14,214	78	(55,282)	(199,724)

Cash flows from discontinued operations
Cash flows from operating activities	—	14,095	—	—	—	14,095
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	14,095	—	—	—	14,095

Net change in cash and cash equivalents	—	12,536	942	2	—	13,480
Cash and cash equivalents, beginning of period	2	143,580	1,540	219	—	145,341
Cash and cash equivalents, end of period	$2	$156,116	$2,482	$221	$—	$158,821

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2014
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(39,524)	$323,402	$1,847	$4,290	$(117)	$289,898

Cash flows from investing activities
Capital expenditures	(43,164)	(94,442)	(145)	—	—	(137,751)
Investments in and advances to unconsolidated subsidiaries, net		—	—	153		153
Net activity with affiliates	—	(158,791)	—	—	158,791	—
Distribution from subsidiary	5,300	—	—	—	(5,300)	—
Other investing activities	—	(670)	(5,242)	—	—	(5,912)
Net cash from investing activities	(37,864)	(253,903)	(5,387)	153	153,491	(143,510)

Cash flows from financing activities
Borrowings under bank credit facility	830,400	317,400	—	—	—	1,147,800
Payments under bank credit facility	(910,700)	(377,150)	—	—	—	(1,287,850)
Debt financing costs, net	(83)	—	—	—	—	(83)
Payments under note payable	—	(9)	—	—	—	(9)
Net activity with affiliates	155,952	—	2,590	132	(158,674)	—
Distributions to parent	—	(5,200)	(100)	—	5,300	—
Share-based compensation activities, net	1,791	—	—	—	—	1,791
Other financing activities	30	—	—	—	—	30
Net cash from financing activities	77,390	(64,959)	2,490	132	(153,374)	(138,321)

Cash flows from discontinued operations
Cash flows from operating activities	—	1,419	—	31,542	—	32,961
Cash flows from investing activities	—	—	—	(36,470)	—	(36,470)
Cash flows from financing activities	—	—	—	(37,055)	—	(37,055)
Net cash from discontinued operations	—	1,419	—	(41,983)	—	(40,564)

Net change in cash and cash equivalents	2	5,959	(1,050)	(37,408)	—	(32,497)
Cash and cash equivalents, beginning of period	—	137,621	2,590	100	—	140,311
Change in cash classified as discontinued operations	—	—	—	37,527	—	37,527
Cash and cash equivalents, end of period	$2	$143,580	$1,540	$219	$—	$145,341

NOTE 17.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2016. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2016, 2015 and 2014, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 18.    SUBSEQUENT EVENTS
In February 2017, we invested $43.0 million to exercise a purchase option to acquire leased land underlying The Orleans.

We have evaluated all events or transactions that occurred after December 31, 2016. During this period, up to the filing date, we did not identify any subsequent events, other than the exercise of a purchase option mentioned above and the acquisition of land that is the intended site of the Wilton Rancheria casino (see Note 9, Commitments and Contingencies), the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2016.

ITEM 9A.    Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2016, based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

On September 27, 2016, we completed the acquisition of Aliante pursuant to the Merger Agreement and on December 20, 2016, we acquired Cannery and Eastside Cannery under the terms of the Purchase Agreement.  These acquisitions added three wholly-owned properties in Nevada to our portfolio. Accordingly, the acquired assets and liabilities of these entities are included in our consolidated balance sheet as of December 31, 2016 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the year ended December 31, 2016 from the respective dates of acquisition. However, we have elected to exclude Aliante, Cannery and Eastside Cannery from the scope of our report on internal control over financial reporting as of December 31, 2016. The combined financial position of the acquired companies represented approximately 14.1% of our total assets at December 31, 2016, and their combined results of operations increased our net revenues by 1.3% and increased our operating income by 2.2%, during the year ended December 31, 2016.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management elected to exclude from its assessment the internal control over financial reporting of Aliante Casino + Resort + Spa (“Aliante”), which was acquired on September 27, 2016 and Cannery Casino Hotel and Eastside Cannery Casino and Hotel (together with Aliante, the “Acquisitions”), which were acquired on December 20, 2016. The financial position of these Acquisitions represents approximately 14.1% of the Company's total assets at December 31, 2016, and their results of operations increased the Company's net revenues and operating income by 1.3% and 2.2%, respectively. Accordingly, our audit did not include the internal control over financial reporting for the Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 23, 2017

ITEM 9B.    Other Information
None

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 18, 2017:

Name	Age	Position
Brian A. Larson	61	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	55	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	61	Executive Vice President, Operations
Stephen S. Thompson	57	Executive Vice President, Operations
Anthony D. McDuffie	56	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

ITEM 11.    Executive Compensation
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

1.	Financial Statements
Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

2.	Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1
Agreement and Plan of Merger, dated as of May 16, 2012, entered into by and among, Boyd Gaming Corporation, Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC and Peninsula Gaming, LLC.
Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 16, 2012.

2.2	Agreement and Plan of Merger entered into as of April 21, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC. †	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.3
Membership Interest Purchase Agreement entered into as of April 25, 2016, by and among Boyd Gaming Corporation, The Cannery Hotel and Casino, LLC, Nevada Palace, LLC, and Cannery Casino Resorts, LLC. †
Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.4	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation. †	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

2.5	First amendment to Equity Purchase Agreement entered into as of July 19, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2016.

Exhibit
Number	Description of Exhibit	Method of Filing
2.6	First Amendment to Agreement and Plan of Merger, dated as of September 26, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 27, 2016.

2.7
First Amendment to Membership Interest Purchase Agreement, dated October 28, 2016, by and among Boyd Gaming Corporation, Cannery Casino Resorts, LLC, the Cannery Hotel and Casino, LLC, and Nevada Palace, LLC.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2016.

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective October 20, 2016.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 26, 2016.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.3	Indenture governing the Company's 9% Senior Notes due 2020, dated June 8, 2012, by and between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

4.4
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

4.5
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

4.6
Indenture governing Boyd Acquisition Sub, LLC's and Boyd Acquisition Finance Corp.'s 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed August 21, 2012.

4.7	Form of Indenture relating to senior debt securities between the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 8, 2015.

Exhibit
Number	Description of Exhibit	Method of Filing
4.8
First Supplemental Indenture, the Company's 6.875% Senior Notes due 2023, dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee, to that certain Indenture dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed May 21, 2015.

4.9	Indenture governing the Company's 6.375% Senior Notes due 2026, dated March 28, 2016, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.10	Form of 6.375% Senior Note.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.11
Registration Rights Agreement, dated March 28, 2016, by and among the Company, the guarantors named therein and Deutsche Bank Securities Inc., on behalf of itself and as representative of the several initial purchasers.
Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.12
Second Supplemental Indenture dated December 15, 2016 governing the Company's 6.875% senior notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.13
Second Supplemental Indenture dated December 15, 2016 governing the Company's 6.375% senior notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

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

Exhibit
Number	Description of Exhibit	Method of Filing

10.5	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

10.6	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley
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

10.10*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000.

10.11*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.12*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.13*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.14*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit
Number	Description of Exhibit	Method of Filing
10.17*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.18*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.19*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.20*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.21*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.22*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.23*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.24*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.25*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.26*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.27*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.29	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.30	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

Exhibit
Number	Description of Exhibit	Method of Filing
10.31	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.32	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.33	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.34	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.35	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.36
Third Amended and Restated Credit Agreement dated as of August 14, 2013 among the Company certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 14, 2013.

10.37	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and the Registrant.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2014.

10.38
Amendment No. 1 and Joinder Agreement, dated as of September 15, 2016, among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.39*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.40†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Filed electronically herewith

12	Ratio of Earnings to Fixed Charges.	Filed electronically herewith

21.1	Subsidiaries of the Registrant.	Filed electronically herewith

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith

Exhibit
Number	Description of Exhibit	Method of Filing

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

99.1	Governmental Gaming Regulations	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. ***
Filed electronically herewith
________________________________
*    Management contracts or compensatory plans or arrangements.
**    Certain portions of this exhibit has been granted confidential treatment by the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	February 23, 2017
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	February 23, 2017
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 23, 2017
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	February 23, 2017
Josh Hirsberg

/s/ WILLIAM R. BOYD	Vice President and Director	February 23, 2017
William R. Boyd

/s/ JOHN BAILEY	Director	February 23, 2017
John Bailey

/s/ ROBERT L. BOUGHNER	Director	February 23, 2017
Robert L. Boughner

/s/ RICHARD FLAHERTY	Director	February 23, 2017
Richard Flaherty

/s/ CHRISTINE J. SPADAFOR	Director	February 23, 2017
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	February 23, 2017
Peter M. Thomas

/s/ PAUL WHETSELL	Director	February 23, 2017
Paul Whetsell

/s/ VERONICA J. WILSON	Director	February 23, 2017
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	February 23, 2017
Anthony D. McDuffie	(Principal Accounting Officer)