Form 10-Q
period 2017-03-31
BOYD GAMING CORP
filed 2017-05-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2017
Common stock, $0.01 par value	113,234,078

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$167,007	$193,862
Restricted cash	22,047	16,488
Accounts receivable, net	28,050	30,371
Inventories	17,965	18,568
Prepaid expenses and other current assets	47,847	46,214
Income taxes receivable	927	2,444
Total current assets	283,843	307,947
Property and equipment, net	2,633,952	2,605,169
Other assets, net	83,468	49,205
Intangible assets, net	854,342	881,954
Goodwill, net	826,291	826,476
Total assets	$4,681,896	$4,670,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$23,983	$30,336
Accounts payable	69,320	84,086
Accrued liabilities	266,986	251,082
Total current liabilities	360,289	365,504
Long-term debt, net of current maturities and debt issuance costs	3,187,544	3,199,119
Deferred income taxes	83,362	83,980
Other long-term tax liabilities	3,338	3,307
Other liabilities	61,656	84,715
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 113,229,078 and 112,896,377 shares outstanding	1,132	1,129
Additional paid-in capital	953,231	953,440
Retained earnings (accumulated deficit)	31,388	(19,878)
Accumulated other comprehensive loss	(44)	(615)
Total Boyd Gaming Corporation stockholders' equity	985,707	934,076
Noncontrolling interest	—	50
Total stockholders' equity	985,707	934,126
Total liabilities and stockholders' equity	$4,681,896	$4,670,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Revenues
Gaming	$499,999	$462,551
Food and beverage	87,443	76,800
Room	47,326	41,875
Other	34,038	31,466
Gross revenues	668,806	612,692
Less promotional allowances	63,464	60,314
Net revenues	605,342	552,378
Operating costs and expenses
Gaming	231,631	223,525
Food and beverage	49,518	41,803
Room	13,114	10,499
Other	19,979	19,332
Selling, general and administrative	91,613	81,851
Maintenance and utilities	26,399	23,848
Depreciation and amortization	53,964	47,653
Corporate expense	20,798	17,907
Project development, preopening and writedowns	2,972	1,841
Impairments of assets	—	1,440
Other operating items, net	486	429
Total operating costs and expenses	510,474	470,128
Operating income	94,868	82,250
Other expense (income)
Interest income	(460)	(497)
Interest expense, net of amounts capitalized	43,674	53,065
Loss on early extinguishments and modifications of debt	156	427
Other, net	111	77
Total other expense, net	43,481	53,072
Income from continuing operations before income taxes	51,387	29,178
Income tax provision	(16,273)	(7,618)
Income from continuing operations, net of tax	35,114	21,560
Income from discontinued operations, net of tax	375	11,630
Net income	$35,489	$33,190

Basic net income per common share
Continuing operations	$0.31	$0.19
Discontinued operations	—	0.10
Basic net income per common share	$0.31	$0.29
Weighted average basic shares outstanding	115,269	114,109

Diluted net income per common share
Continuing operations	$0.31	$0.19
Discontinued operations	—	0.10
Diluted net income per common share	$0.31	$0.29
Weighted average diluted shares outstanding	115,902	114,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net income	$35,489	$33,190
Other comprehensive income, net of tax:
Fair value adjustments to available-for-sale securities, net of tax	571	522
Comprehensive income attributable to Boyd Gaming Corporation	$36,060	$33,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(19,878)	$(615)	$50	$934,126
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	35,489	—	—	35,489
Comprehensive income attributable to Boyd	—	—	—	—	571	—	571
Stock options exercised	16,050	—	127	—	—	—	127
Release of restricted stock units, net of tax	142,998	1	(2,163)	—	—	—	(2,162)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Share-based compensation costs	—	—	3,083	—	—	—	3,083
Other	—	—	537	—	—	(50)	487
Balances, March 31, 2017	113,229,078	$1,132	$953,231	$31,388	$(44)	$—	$985,707

Balances, January 1, 2016	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011
Net income	—	—	—	33,190	—	—	33,190
Comprehensive income attributable to Boyd	—	—	—	—	522	—	522
Stock options exercised	53,013	—	321	—	—	—	321
Release of restricted stock units, net of tax	163,843	2	(842)	—	—	—	(840)
Release of performance stock units, net of tax	159,027	1	(869)	—	—	—	(868)
Share-based compensation costs	—	—	3,263	—	—	—	3,263
Balances, March 31, 2016	111,990,303	$1,120	$946,914	$(404,691)	$206	$50	$543,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$35,489	$33,190
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(375)	(11,630)
Depreciation and amortization	53,964	47,653
Amortization of debt financing costs and discounts on debt	2,213	4,594
Share-based compensation expense	3,083	3,263
Deferred income taxes	15,159	6,519
Non-cash impairment of assets	—	1,440
Loss on early extinguishments and modifications of debt	156	427
Other operating activities	766	486
Changes in operating assets and liabilities:
Restricted cash	(5,560)	(3,345)
Accounts receivable, net	2,185	1,330
Inventories	606	326
Prepaid expenses and other current assets	(1,633)	2,890
Income taxes receivable	1,517	824
Other assets, net	(217)	(654)
Accounts payable and accrued liabilities	4,921	(9,991)
Other long-term tax liabilities	31	64
Other liabilities	(260)	2,990
Net cash provided by operating activities	112,045	80,376
Cash Flows from Investing Activities
Capital expenditures	(80,038)	(35,297)
Advances pursuant to development agreement	(35,108)	—
Other investing activities	44	5
Net cash used in investing activities	(115,102)	(35,292)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	256,700	223,900
Payments under Boyd Gaming bank credit facility	(275,063)	(530,350)
Borrowings under Peninsula bank credit facility	—	95,200
Payments under Peninsula bank credit facility	—	(114,725)
Proceeds from issuance of senior notes	—	750,000
Debt financing costs, net	(1,889)	(12,996)
Share-based compensation activities, net	(3,826)	(1,387)
Other financing activities	(95)	—
Net cash provided by (used in) financing activities	(24,173)	409,642
Cash Flows from Discontinued Operations
Cash flows from operating activities	(255)	2,654
Cash flows from investing activities	630	—
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	375	2,654
Change in cash and cash equivalents	(26,855)	457,380
Cash and cash equivalents, beginning of period	193,862	158,821
Cash and cash equivalents, end of period	$167,007	$616,201
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$29,851	$50,600
Cash paid (received) for income taxes, net of refunds	(2)	204
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$5,634	$6,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 23, 2017.

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

Revisions
The financial information for the three months ended March 31, 2016 is derived from our condensed consolidated financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and has been revised to reflect the results of operations and cash flows of our equity investment in Borgata as discontinued operations. (See Note 3, Acquisitions and Divestitures.)

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
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Rooms	$18,477	$18,945
Food and beverage	42,067	37,452
Other	2,920	3,917
Total promotional allowances	$63,464	$60,314

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Rooms	$8,359	$8,569
Food and beverage	37,622	33,271
Other	3,808	2,981
Total estimated cost of promotional allowances	$49,789	$44,821

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $83.2 million and $82.6 million for the three months ended March 31, 2017 and 2016, respectively.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on all evidence, it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

For the three months ended March 31, 2017, we computed our provision by applying the annual effective tax rate method. For the three months ended March 31, 2016, we computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate our income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

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

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement is only addressed if the position is

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

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

Change in Accounting Principle
In first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09") which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity. The cumulative effect of this change in accounting principle is to record the benefit of previously unrecognized excess tax deductions as an increase in retained earnings of $15.8 million on the condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements
Accounting Standards Update 2017-04, Intangibles-Goodwill and Other ("Update 2017-04")
In January 2017, the Financial Accounting Standards Board ("FASB") issued Update 2017-04, which addresses goodwill impairment testing. Instead of determining goodwill impairment by calculating the implied fair value of goodwill, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company adopted Update 2017-04 effective January 1, 2017. The early adoption did not have an impact on our condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Aliante Casino + Hotel + Spa
On September 27, 2016, Boyd Gaming completed the acquisition of ALST Casino Holdco LLC, the holding company of Aliante Casino + Hotel + Spa ("Aliante"). Pursuant to the merger agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly-owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the three months ended March 31, 2017. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas and offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 11, Segment Information.)

Cannery Casino Hotel and Nevada Palace, LLC
On December 20, 2016, Boyd Gaming completed the acquisitions of Cannery, the owner and operator of Cannery Casino Hotel, and Eastside Cannery, the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC (“Seller”), Cannery and Eastside Cannery.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Pursuant to the terms of the Purchase Agreement, Boyd acquired from Seller all of the issued and outstanding membership interests of Cannery and Eastside Cannery (the “Acquisitions”). With the closing of the Acquisitions, each of Cannery and Eastside Cannery became wholly-owned subsidiaries of Boyd. Accordingly, the acquired assets and liabilities of Cannery and Eastside Cannery are included in our consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the three months ended March 31, 2017. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment (See Note 11, Segment Information.)

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment with assistance from preliminary third party appraisals. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the Acquisitions based on fair value estimates as of the date of the Acquisitions. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed no later than third quarter of 2017. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at March 31, 2017 and December 31, 2016.

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in MDDHC, the parent company of Borgata in Atlantic City, New Jersey, to MGM pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned subsidiary of Boyd and MGM.

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

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retains the right to receive upon payment. During first quarter 2017, we recognized $0.6 million in income for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. On February 15, 2017, Borgata entered into a settlement agreement with Atlantic City to resolve the property tax issues. Per the settlement agreement, Borgata is to receive $72 million, comprised of a $52 million payment on or before July 31, 2017 and a $20 million payment to be received on or before October 1, 2017. We will recognize our share of these payments as income from discontinued operations when received.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

Three Months Ended
March 31,
(In thousands)	2016
Net revenues	$190,293
Operating expenses	152,620
Operating income	37,673
Non-operating expenses	14,412
Net income	$23,261

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Land	$284,592	$251,316
Buildings and improvements	2,774,162	2,915,664
Furniture and equipment	1,440,104	1,243,724
Riverboats and barges	239,285	239,264
Construction in progress	75,668	86,226
Other	725	726
Total property and equipment	4,814,536	4,736,920
Less accumulated depreciation	2,180,584	2,131,751
Property and equipment, net	$2,633,952	$2,605,169

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the 2013 sale of the Echelon development project. Such assets are not in service and are not currently being depreciated. Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Depreciation expense	$49,394	$43,556

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	0.9 years	$144,780	$(129,426)	$—	$15,354
Favorable lease rates	38.8 years	11,730	(2,903)	—	8,827
Development agreement	—	21,373	—	—	21,373
		177,883	(132,329)	—	45,554

Indefinite lived intangible assets
Trademarks	Indefinite	153,687	—	(4,300)	149,387
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,027,022	(33,960)	(184,274)	808,788
Balance, March 31, 2017		$1,204,905	$(166,289)	$(184,274)	$854,342

	December 31, 2016
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.1 years	$144,780	$(125,318)	$—	$19,462
Favorable lease rates	31.4 years	45,370	(13,039)	—	32,331
Development agreement	—	21,373	—	—	21,373
		211,523	(138,357)	—	73,166

Indefinite lived intangible assets
Trademarks	Indefinite	153,687	—	(4,300)	149,387
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,027,022	(33,960)	(184,274)	808,788
Balance, December 31, 2016		$1,238,545	$(172,317)	$(184,274)	$881,954

In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to purchase the land and terminate the existing lease, therefore combining the remaining unamortized favorable lease rate asset into the cost of the land asset.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Payroll and related expenses	$64,589	$68,102
Interest	44,198	33,407
Gaming liabilities	40,835	41,942
Player loyalty program liabilities	18,417	19,076
Other accrued liabilities	98,947	88,555
Total accrued liabilities	$266,986	$251,082

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities consists of the following:

		March 31, 2017
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Mar. 31, 2017	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	3.05%	$1,764,175	$(1,791)	$(28,772)	$1,733,612
6.875% senior notes due 2023	6.88%	750,000	—	(11,860)	738,140
6.375% senior notes due 2026	6.38%	750,000	—	(10,771)	739,229
Other	5.80%	546	—	—	546
Total long-term debt		3,264,721	(1,791)	(51,403)	3,211,527
Less current maturities		23,983	—	—	23,983
Long-term debt, net		$3,240,738	$(1,791)	$(51,403)	$3,187,544

		December 31, 2016
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2016	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	3.44%	$1,782,538	$(1,888)	$(28,503)	$1,752,147
6.875% senior notes due 2023	6.88%	750,000	—	(11,209)	738,791
6.375% senior notes due 2026	6.38%	750,000	—	(12,074)	737,926
Other	5.80%	591	—	—	591
Total long-term debt		3,283,129	(1,888)	(51,786)	3,229,455
Less current maturities		30,336	—	—	30,336
Long-term debt, net		$3,252,793	$(1,888)	$(51,786)	$3,199,119

Boyd Gaming Debt
Credit Facility
On March 29, 2017, the Company, as borrower, entered into Amendment No. 2 and Refinancing Amendment (the "Refinancing Amendment") with the lenders party thereto, and Bank of America, N.A. ("Bank of America"), as administrative agent. The Refinancing Amendment modifies the Third Amended and Restated Credit Agreement (as amended prior to the execution of the Refinancing Amendment, the "Existing Credit Agreement"), dated as of August 14, 2013, among the Company, certain financial institutions, and Bank of America, as administrative agent. The Refinancing Amendment modified the Existing Credit Agreement and is referred to as the "Amended Credit Agreement" (together referred to as the "Credit Facility").

The Amended Credit Agreement provides for (i) commitments to make Term B Loans in an amount equal to $1,264.5 million (the "Refinancing Term B Loans"), with the proceeds used to refinance in full the Company’s Term B-1 Loans and Term B-2

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Loans outstanding under the Existing Credit Agreement and (ii) certain other amendments to the Existing Credit Agreement.

Interest and Fees
The interest rate on the outstanding balance of the Refinancing Term B Loans under the Amended Credit Agreement is based upon, at the Company’s option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with the Company’s secured leverage ratio and ranges from 2.25% to 2.50% (if using the Eurodollar rate) and from 1.25% to 1.50% (if using the base rate).

Optional and Mandatory Prepayments
The Company shall make repayments of the Refinancing Term B Loans on or before the last business day of each fiscal quarter of the Company commencing with the first full fiscal quarter of the Company after the Refinancing Effective Date in an amount equal to (x) 0.25% of the aggregate principal amount of the Refinancing Term B Loans plus (y) 0.25% of the aggregate principal amount of any increased Refinancing Term B Loan, as defined in the Existing Credit Agreement. The Company shall repay the outstanding principal amount of all Refinancing Term B Loans on the maturity date for the Refinancing Term B Loans, which shall be September 15, 2023.

Amounts outstanding under the Refinancing Amendment may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions, including a 1.00% prepayment premium for any full or partial prepayment of the Refinancing Term B Loans effected prior to the six-month anniversary of the Refinancing Effective Date that results in a lower interest rate.

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Revolving Credit Facility	$240,000	$245,000
Term A Loan	219,375	222,188
Refinancing Term B Loans	1,264,500	—
Term B-1 Loan	—	271,750
Term B-2 Loan	—	997,500
Swing Loan	40,300	46,100
Total outstanding principal amounts under the Credit Facility	$1,764,175	$1,782,538

At March 31, 2017, approximately $1.8 billion was outstanding under the Credit Facility and $12.5 million was allocated to support various letters of credit, leaving remaining contractual availability of $482.2 million.

Covenant Compliance
As of March 31, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% senior notes due May 2023 ("6.875% Notes"), the 6.375% senior notes due April 2026 ("6.375% Notes") (together with the 6.875% Notes, the "Senior Notes") and the Credit Agreement.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which has $92 million remaining. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Dividends
On May 2, 2017, the Company announced that its Board of Directors has authorized the reinstatement of the Company’s cash dividend program and has declared a quarterly dividend of $0.05 per share, to be paid July 15, 2017, to shareholders of record as of June 15, 2017.

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

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Gaming	$70	$85
Food and beverage	13	16
Room	6	8
Selling, general and administrative	358	432
Corporate expense	2,636	2,722
Total share-based compensation expense	$3,083	$3,263

Performance Shares Vesting
The Performance Share Unit ("PSU") grants awarded in fourth quarter 2013 and 2012 vested during first quarter 2017 and 2016, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.
The PSU grant awarded in November 2013 resulted in a total of 268,429 shares being issued during first quarter 2017, representing approximately 0.80 shares per PSU. Of the 268,429 shares issued, a total of 94,776 were surrendered by the participants for payroll taxes, resulting a net issuance of 173,653 shares due to the vesting of the 2013 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2016; therefore, the vesting of the PSUs did not impact compensation costs in our 2017 condensed consolidated statement of operations.

The PSU grant awarded in December 2012 resulted in a total of 213,365 shares being issued during first quarter 2016, representing approximately 0.59 shares per PSU. Of the 213,365 shares issued, a total of 54,338 were surrendered by the participants for payroll taxes, resulting a net issuance of 159,027 shares due to the vesting of the 2012 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2015; therefore, the vesting of the PSUs did not impact compensation costs in our 2016 condensed consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	March 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$167,007	$167,007	$—	$—
Restricted cash	22,047	22,047	—	—
Investment available for sale	17,865	—	—	17,865

Liabilities
Contingent payments	$3,348	$—	$—	$3,348

	December 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$193,862	$193,862	$—	$—
Restricted cash	16,488	16,488	—	—
Investment available for sale	17,259	—	—	17,259

Liabilities
Contingent payments	$3,038	$—	$—	$3,038

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at March 31, 2017 and December 31, 2016.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $21.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2017 and December 31, 2016 is a discount rate of 10.1% and 10.3%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both March 31, 2017 and December 31, 2016, $0.4 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at March 31, 2017 and December 31, 2016, $17.5 million and $16.8 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.1 million at both March 31, 2017 and December 31, 2016, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2017 and December 31, 2016, is a discount rate of 9.3% and 18.5%, respectively. At March 31, 2017 and December 31, 2016, there was a current liability of $0.8 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at March 31, 2017 and December 31, 2016, of $2.5 million and $2.2 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following table summarizes the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,259	$(3,038)	$17,839	$(3,632)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	35	(129)	33	(154)
Included in other comprehensive income	571	—	522	—
Included in other items, net	—	(391)	—	—
Purchases, sales, issuances and settlements:
Settlements	—	210	—	226
Balance at end of reporting period	$17,865	$(3,348)	$18,394	$(3,560)

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$32,973	$26,345	$27,002	Level 3
Other financial instruments	10	9	9	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$33,456	$26,660	$27,054	Level 3
Other financial instruments	100	97	97	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,764,175	$1,733,612	$1,771,530	Level 2
6.875% senior notes due 2023	750,000	738,140	808,125	Level 1
6.375% senior notes due 2026	750,000	739,229	801,563	Level 1
Other	546	546	546	Level 3
Total debt	$3,264,721	$3,211,527	$3,381,764

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,782,538	$1,752,147	$1,791,853	Level 2
6.875% senior notes due 2023	750,000	738,791	806,250	Level 1
6.375% senior notes due 2026	750,000	737,926	804,375	Level 1
Other	591	591	591	Level 3
Total debt	$3,283,129	$3,229,455	$3,403,069

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about March 31, 2017 and December 31, 2016. The estimated fair values of our Senior Notes are based on quoted market prices as of March 31, 2017 and December 31, 2016. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2017 or 2016.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
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

As a result of the sale of our equity interest in Borgata (see Note 3, Acquisitions and Divestitures), we no longer report our interest in Borgata as a Reportable Segment.

In third quarter 2016, the Peninsula debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula Gaming to Boyd Gaming. As a result of the elimination of this restriction, management has concluded that the properties previously comprising the Peninsula segment will be aggregated into the Midwest and South reportable segment, and has retrospectively adjusted the presentation for all periods presented.

Results of Operations - Total Reportable Segment Net Revenues and Adjusted EBITDA
We evaluate each of our property's profitability based upon Property Adjusted EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net Revenues
Las Vegas Locals	$219,781	$158,398
Downtown Las Vegas	60,744	58,605
Midwest and South	324,817	335,375
Total Reportable Segment Net Revenues	$605,342	$552,378

Adjusted EBITDA
Las Vegas Locals	$66,227	$44,271
Downtown Las Vegas	13,638	12,681
Midwest and South	94,101	95,925
Total Reportable Segment Adjusted EBITDA	173,966	152,877
Corporate expense	(18,163)	(15,185)
Adjusted EBITDA	155,803	137,692

Other operating costs and expenses
Deferred rent	430	816
Depreciation and amortization	53,964	47,653
Share-based compensation expense	3,083	3,263
Project development, preopening and writedowns	2,972	1,841
Impairments of assets	—	1,440
Other operating items, net	486	429
Total other operating costs and expenses	60,935	55,442
Operating income	$94,868	$82,250

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2017	2016
Assets
Las Vegas Locals	$1,795,009	$1,785,858
Downtown Las Vegas	160,185	157,319
Midwest and South	2,526,089	2,556,307
Total Reportable Segment Assets	4,481,283	4,499,484
Corporate	200,613	171,267
Total Assets	$4,681,896	$4,670,751

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.875% Notes and our 6.375% Notes is presented below. Each of these notes is fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% Notes, the 6.375% Notes and the Credit Facility.

The tables below present the condensed consolidating balance sheets as of March 31, 2017, and December 31, 2016, the condensed consolidating statements of operations for the three months ended March 31, 2017 and 2016, and the condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional Restricted Subsidiaries listed above as subsidiary guarantors.

Condensed Consolidating Balance Sheets

	March 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,778	$162,941	$2,288	$—	$—	$167,007
Other current assets	75,562	30,509	11,446	—	(681)	116,836
Property and equipment, net	71,429	2,533,929	28,594	—	—	2,633,952
Investments in subsidiaries	4,606,202	1,993	1,163	—	(4,609,358)	—
Intercompany receivable	—	1,602,070	—	—	(1,602,070)	—
Other assets, net	13,717	31,082	38,669	—	—	83,468
Intangible assets, net	—	830,283	24,059	—	—	854,342
Goodwill, net	—	825,509	782	—	—	826,291
Total assets	$4,768,688	$6,018,316	$107,001	$—	$(6,212,109)	$4,681,896

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$88	$—	$—	$—	$23,983
Other current liabilities	96,791	206,472	33,924	—	(881)	336,306
Intercompany payable	580,549	—	1,021,043	—	(1,601,592)	—
Long-term debt, net of current maturities and debt issuance costs	3,187,086	458	—	—	—	3,187,544
Other long-term liabilities	(105,340)	275,420	(21,724)	—	—	148,356

Total stockholders' equity (deficit)	985,707	5,535,878	(926,242)	—	(4,609,636)	985,707
Total liabilities and stockholders' equity	$4,768,688	$6,018,316	$107,001	$—	$(6,212,109)	$4,681,896

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,212	$189,364	$3,286	$—	$—	$193,862
Other current assets	78,915	26,715	8,908	—	(453)	114,085
Property and equipment, net	73,180	2,503,127	28,862	—	—	2,605,169
Investments in subsidiaries	4,505,897	139,465	—	—	(4,645,362)	—
Intercompany receivable	—	1,491,017	—	—	(1,491,017)	—
Other assets, net	13,598	31,899	3,708	—	—	49,205
Intangible assets, net	—	857,894	24,060	—	—	881,954
Goodwill, net	—	825,694	782	—	—	826,476
Total assets	$4,672,802	$6,065,175	$69,606	$—	$(6,136,832)	$4,670,751

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$30,250	$86	$—	$—	$—	$30,336
Other current liabilities	93,762	196,391	46,444	—	(1,429)	335,168
Accumulated losses of subsidiaries in excess of investment	—	—	8,257	—	(8,257)	—
Intercompany payable	521,002	—	968,811	254	(1,490,067)	—
Long-term debt, net of current maturities and debt issuance costs	3,198,613	506	—	—	—	3,199,119
Other long-term liabilities	(104,901)	298,624	(21,721)	—	—	172,002

Boyd Gaming Corporation stockholders' equity (deficit)	934,076	5,569,568	(932,185)	(254)	(4,637,129)	934,076
Noncontrolling interest	—	—	—	—	50	50
Total stockholders' equity (deficit)	934,076	5,569,568	(932,185)	(254)	(4,637,079)	934,126
Total liabilities and stockholders' equity	$4,672,802	$6,065,175	$69,606	$—	$(6,136,832)	$4,670,751

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$18,710	$598,102	$12,093	$—	$(23,563)	$605,342
Operating costs and expenses
Operating	—	303,384	10,858	—	—	314,242
Selling, general and administrative	6	89,601	2,012	—	(6)	91,613
Maintenance and utilities	—	26,101	298	—	—	26,399
Depreciation and amortization	2,682	50,283	999	—	—	53,964
Corporate expense	19,864	364	570	—	—	20,798
Project development, preopening and writedowns	1,255	879	838	—	—	2,972
Other operating items, net	75	411	—	—	—	486
Intercompany expenses	301	23,256	—	—	(23,557)	—
Total operating costs and expenses	24,183	494,279	15,575	—	(23,563)	510,474
Equity in earnings (losses) of subsidiaries	66,599	(129)	—	—	(66,470)	—
Operating income (loss)	61,126	103,694	(3,482)	—	(66,470)	94,868
Other expense (income)
Interest expense, net	42,839	369	6	—	—	43,214
Loss on early extinguishments and modifications of debt	156	—	—	—	—	156
Other, net	—	127	(16)	—	—	111
Total other expense, net	42,995	496	(10)	—	—	43,481
Income (loss) from continuing operations before income taxes	18,131	103,198	(3,472)	—	(66,470)	51,387
Income taxes benefit (provision)	17,358	(34,788)	1,157	—	—	(16,273)
Income (loss) from continuing operations, net of tax	35,489	68,410	(2,315)	—	(66,470)	35,114
Income from discontinued operations, net of tax	—	375	—	—	—	375
Net income (loss)	$35,489	$68,785	$(2,315)	$—	$(66,470)	$35,489
Comprehensive income (loss)	$36,060	$69,356	$(2,315)	$—	$(67,041)	$36,060

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$31,201	$545,832	$12,125	$—	$(36,780)	$552,378
Operating costs and expenses
Operating	450	284,150	10,559	—	—	295,159
Selling, general and administrative	12,386	67,721	1,742	—	2	81,851
Maintenance and utilities	—	23,535	313	—	—	23,848
Depreciation and amortization	1,778	44,759	1,116	—	—	47,653
Corporate expense	16,309	461	1,137	—	—	17,907
Project development, preopening and writedowns	756	527	558	—	—	1,841
Impairments of assets	1,440	—	—	—	—	1,440
Other operating items, net	106	323	—	—	—	429
Intercompany expenses	301	36,116	365	—	(36,782)	—
Total operating costs and expenses	33,526	457,592	15,790	—	(36,780)	470,128
Equity in earnings of subsidiaries	68,519	(361)	—	—	(68,158)	—
Operating income (loss)	66,194	87,879	(3,665)	—	(68,158)	82,250
Other expense (income)
Interest expense, net	32,928	19,634	6	—	—	52,568
Loss on early extinguishments of debt	—	427	—	—	—	427
Other, net	1	93	(17)	—	—	77
Total other expense, net	32,929	20,154	(11)	—	—	53,072
Income (loss) from continuing operations before income taxes	33,265	67,725	(3,654)	—	(68,158)	29,178
Income taxes benefit (provision)	(75)	(7,522)	(21)	—	—	(7,618)
Income (loss) from continuing operations, net of tax	33,190	60,203	(3,675)	—	(68,158)	21,560
Income from discontinued operations, net of tax	—	11,630	—	—	—	11,630
Net income (loss)	$33,190	$71,833	$(3,675)	$—	$(68,158)	$33,190
Comprehensive income (loss)	$33,712	$72,355	$(3,675)	$—	$(68,680)	$33,712

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$22,216	$107,207	$(18,104)	$254	$472	$112,045
Cash flows from investing activities
Capital expenditures	(57,069)	(22,951)	(18)	—	—	(80,038)
Net activity with affiliates	—	(111,053)	—	—	111,053	—
Advances pursuant to development agreement	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	44	—	—	—	44
Net cash from investing activities	(57,069)	(133,960)	(35,126)	—	111,053	(115,102)
Cash flows from financing activities
Borrowings under bank credit facility	256,700	—	—	—	—	256,700
Payments under bank credit facility	(275,063)	—	—	—	—	(275,063)
Debt financing costs, net	(1,889)	—	—	—	—	(1,889)
Net activity with affiliates	59,547	—	52,232	(254)	(111,525)	—
Share-based compensation activities, net	(3,826)	—	—	—	—	(3,826)
Other financing activities	(50)	(45)	—	—	—	(95)
Net cash from financing activities	35,419	(45)	52,232	(254)	(111,525)	(24,173)
Cash flows from discontinued operations
Cash flows from operating activities	—	(255)	—	—	—	(255)
Cash flows from investing activities	—	630	—	—	—	630
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	375	—	—	—	375
Net change in cash and cash equivalents	566	(26,423)	(998)	—	—	(26,855)
Cash and cash equivalents, beginning of period	1,212	189,364	3,286	—	—	193,862
Cash and cash equivalents, end of period	$1,778	$162,941	$2,288	$—	$—	$167,007

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(35,967)	$104,588	$11,771	$—	$(16)	$80,376
Cash flows from investing activities
Capital expenditures	(11,143)	(23,987)	(167)	—	—	(35,297)
Net activity with affiliates	—	(108,572)	—	—	108,572	—
Other investing activities	—	5	—	—	—	5
Net cash from investing activities	(11,143)	(132,554)	(167)	—	108,572	(35,292)
Cash flows from financing activities
Borrowings under bank credit facility	223,900	95,200	—	—	—	319,100
Payments under bank credit facility	(530,350)	(114,725)	—	—	—	(645,075)
Proceeds from issuance of senior notes, net	750,000	—	—	—	—	750,000
Debt financing costs, net	(12,996)	—	—	—	—	(12,996)
Net activity with affiliates	120,188	—	(11,632)	—	(108,556)	—
Share-based compensation activities, net	(1,387)	—	—	—	—	(1,387)
Net cash from financing activities	549,355	(19,525)	(11,632)	—	(108,556)	409,642
Cash flows from discontinued operations
Cash flows from operating activities	—	2,654	—	—	—	2,654
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	2,654	—	—	—	2,654
Net change in cash and cash equivalents	502,245	(44,837)	(28)	—	—	457,380
Cash and cash equivalents, beginning of period	2	156,116	2,482	221	—	158,821
Cash and cash equivalents, end of period	$502,247	$111,279	$2,454	$221	$—	$616,201

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2017. During this period, up to the filing date, we did not identify any additional subsequent events, other than the events disclosed in Note 9, Stockholders' Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a diversified operator of 24 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

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

RESULTS OF OPERATIONS
Overview

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net revenues	$605.3	$552.4
Operating income	94.9	82.3
Income from continuing operations, net of tax	35.1	21.6
Income from discontinued operations, net of tax	0.4	11.6
Net income	35.5	33.2

Net Revenues
Net revenues increased $53.0 million, or 9.6%, for the three months ended March 31, 2017, compared to the prior year period due primarily to the acquisitions of Aliante and the Cannery Properties (the "Acquisitions") in September and December 2016, respectively. The increase is offset by decreases in net revenues in the Midwest and South segment, primarily at Evangeline Downs, Amelia Belle and Kansas Star. The states in which these casinos operate struggled with soft markets.

Operating Income
The $12.6 million, or 15.3%, increase in operating income during the three months ended March 31, 2017, compared to the corresponding period of the prior year reflects the impact of the Acquisitions, as well as the impact of our continuing cost control efforts. Operating margins in gaming, food and beverage and rooms changed slightly and are discussed in detail below.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the three months ended March 31, 2017 was $35.1 million, as compared to income from continuing operations, net of tax of $21.6 million in the comparable prior year period, an increase of $13.6 million. In addition to the factors contributing to the $12.6 million operating income increase (as discussed above), net income was favorably impacted by a decrease in interest expense, net of amounts capitalized, of $9.4 million due to a decrease in average outstanding borrowings of $49.9 million along with a decline in the weighted average interest rate of 0.7%. These favorable items impacting income from continuing operations, net of tax, were offset by an increase in income tax provision of $8.7 million. These items are further explained in the Other Expense (Income) section below.

Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the three months ended March 31, 2017 include our share of a property tax recovery realized by Borgata in the period. The corresponding period of the prior year, which was prior to the sale, reflected our share of the operations of Borgata.

Net Income
Net income for the three months ended March 31, 2017 was $35.5 million, compared with net income of $33.2 million for the corresponding period of the prior year. The $2.3 million change is primarily due to the $13.6 million increase in income from continuing operations, net of tax (as discussed above) offset by an $11.3 million decrease in income from discontinued operations from the prior year comparable period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% of gross revenues for each of the three months ended March 31, 2017 and 2016. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three months ended March 31, 2017 and 2016. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2017	2016
REVENUES
Gaming	$500.0	$462.6
Food and beverage	87.4	76.8
Room	47.3	41.9
Other	34.1	31.4
Gross revenues	668.8	612.7
Less promotional allowances	63.5	60.3
Net revenues	$605.3	$552.4

COSTS AND EXPENSES
Gaming	$231.6	$223.5
Food and beverage	49.5	41.8
Room	13.1	10.5
Other	20.0	19.3
Total costs and expenses	$314.2	$295.1

MARGINS
Gaming	53.7%	51.7%
Food and beverage	43.4%	45.6%
Room	72.3%	74.9%
Other	41.3%	38.6%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $37.4 million, or 8.1%, increase in gaming revenues during the three months ended March 31, 2017 as compared to the corresponding period of the prior year, was primarily due to the addition of the Acquisitions to the Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest and South segment. The Midwest and South segment experienced a 3.2% decrease in slot handle and a 5.0% decrease in table game drop.

Food and Beverage
Food and beverage revenues increased $10.6 million, or 13.9%, during the three months ended March 31, 2017, as compared to the corresponding period of the prior year. The increase in food and beverage revenues was due primarily to the addition of the Acquisitions. Food covers increased 26.3% and average check increased 13.1% in the Las Vegas Locals segment. Partially offsetting this increase is a decrease of $1.3 million in food and beverage revenues in the Midwest and South segment, primarily due to a decrease in average check of 0.9%. Food and beverage expenses increased by $7.7 million, or 18.5%, during the three months ended March 31, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Room
Room revenues increased by $5.5 million, or 13.0%, during the three months ended March 31, 2017, as compared to the corresponding period of the prior year due primarily to the addition of the Acquisitions in the Las Vegas Locals segment. The average daily rate increased 10.8% while hotel occupancy decreased 1.5% for the Las Vegas Locals segment. Room expenses increased by $2.6 million, or 24.9%, during the three months ended March 31, 2017, as compared to the corresponding period of the prior year, due primarily to the addition of the Acquisitions.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $2.6 million, or 8.2%, during the three months ended March 31, 2017, as compared to the prior year due primarily to the Acquisitions, which accounted for an increase to other revenue in the Las Vegas Locals segment.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest and South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net revenues
Las Vegas Locals	$219.8	$158.4
Downtown Las Vegas	60.7	58.6
Midwest and South	324.8	335.4
Net revenues	$605.3	$552.4

Adjusted EBITDA (1)
Las Vegas Locals	$66.2	$44.3
Downtown Las Vegas	13.6	12.7
Midwest and South	94.2	95.9
Total Reportable Segment Adjusted EBITDA	174.0	152.9
Corporate expense	(18.2)	(15.2)
Adjusted EBITDA	$155.8	$137.7
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $61.4 million, or 38.8%, during the three months ended March 31, 2017, as compared to the corresponding period of the prior year primarily due to the addition of the Acquisitions.

Adjusted EBITDA increased by $22.0 million, or 49.6%, for the three months ended March 31, 2017, over the comparable prior year period due primarily to the addition of the Acquisitions and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $2.1 million, or 3.6%, during the three months ended March 31, 2017, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During each of the three month periods ended March 31, 2017 and 2016, our Hawaiian market represented approximately 51% of our occupied rooms in this segment.

The revenue gains, coupled with our cost control efforts, resulted in a $1.0 million, or 7.5%, increase in the segment's Adjusted EBITDA for the three months ended March 31, 2017, over the comparable prior year period.

Midwest and South
Net revenues decreased 3.1% during the three months ended March 31, 2017, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease resulting from a 3.2% decrease in slot handle and a 5.0% decrease in table game drop. Due to the decline in gaming revenue, there was a corresponding decrease in promotional allowances of $3.0 million. The results for the segment were impacted by certain of the Midwest & South properties experiencing soft markets.

The segment reported a 1.9% decrease in Adjusted EBITDA for the three months ended March 31, 2017, as compared to the corresponding prior year period, due to the decrease in revenues offset by our cost control efforts.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Selling, general and administrative	$91.6	$81.9
Maintenance and utilities	26.4	23.8
Depreciation and amortization	54.0	47.7
Corporate expense	20.8	17.9
Project development, preopening and writedowns	3.0	1.8
Impairments of assets	—	1.4
Other operating items, net	0.5	0.4

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.7% and 13.4% during the three months ended March 31, 2017 and 2016, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were consistent at 3.9% during each of the three months ended March 31, 2017 and 2016.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.1% and 7.8% during the three months ended March 31, 2017 and 2016, respectively. Depreciation and amortization expense increased $6.3 million for the three months ended March 31, 2017, compared to the respective prior year period. The overall increase is primarily due to the Acquisitions with the remaining increase driven by additional depreciation for our recent capital expenditures.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.1% and 2.9% of gross revenues during the three months ended March 31, 2017 and 2016, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The increase in such costs in the current year periods as compared to the prior year is primarily due to the costs incurred related to recent acquisitions, the Delta Downs hotel project expansion and our ongoing strategic initiatives, including the Wilton Rancheria casino project.

Impairments of Assets
Impairments of assets for the three months ended March 31, 2016, included non-cash impairment charges related to non-operating assets.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Interest Expense, net	$43.2	$52.6
Average Long-Term Debt Balance (1)	3,295.8	3,345.7
Weighted Average Interest Rates	4.8%	5.6%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2017, decreased $9.4 million, or 17.8%, as compared to the prior year, due to the redemptions of our 9.0% senior notes and the Peninsula 8.375% senior notes, the payoff of the Peninsula Credit Facility and the refinancing of the Boyd Credit Agreement in September 2016. These transactions led to a reduction in the average long-term debt balance of $49.9 million and a reduction in the weighted average interest rate from 5.6% to 4.8%.

Income Taxes
The effective tax rates on income from continuing operations during the three months ended March 31, 2017 and 2016 were 31.7% and 26.1%, respectively. Our provision for the three months ended March 31, 2017 was favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes, the recognition of unrecognized tax benefits due to statute expirations and the reversal of related accrued interest.

During the quarter ended March 31, 2016, our effective tax rate was impacted by adjustments related primarily to changes in our valuation allowance and the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that were not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles could not be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance.

For the three months ended March 31, 2017, we computed our provision by applying the annual effective tax rate method. For the three months ended March 31, 2016, we computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate our income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. The cash balances and working capital deficits are as follows:

	March 31,	December 31,
(In millions)	2017	2016
Cash balance
Boyd Gaming	$167.0	$193.9

Working capital surplus (deficit)
Boyd Gaming	$(76.4)	$(57.6)

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net cash provided by operating activities	$112.0	$80.4

Cash flows from investing activities
Capital expenditures	(80.0)	(35.3)
Advances pursuant to development agreement	(35.1)	—
Net cash used in investing activities	(115.1)	(35.3)

Cash flows from financing activities
Net payments under Boyd Gaming bank credit facility	(18.4)	(306.5)
Net payments under Peninsula bank credit facility	—	(19.5)
Proceeds from issuance of senior notes	—	750.0
Other financing activities	(5.8)	(14.4)
Net cash provided by (used in) financing activities	(24.2)	409.6
Net cash provided by discontinued operations	0.4	2.7
Increase (decrease) in cash and cash equivalents	$(26.9)	$457.4

Cash Flows from Operating Activities
During the three months ended March 31, 2017 and 2016, we generated net operating cash flow of $112.0 million and $80.4 million, respectively. Generally, operating cash flows increased during 2017 as compared to the prior year period due to the flow through effect of higher revenues, including the impact of Acquisitions, and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2017 and 2016, we incurred net cash outflows for investing activities of $115.1 million and $35.3 million, respectively. The increase in outflows as compared to the prior year period is primarily due to the exercise of an option to acquire the land underlying The Orleans. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million, pursuant to the development agreement.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows for financing activities in the three months ended March 31, 2016 reflect primarily the net proceeds from the issuance of the 6.375% senior notes due 2026.

Cash Flows from Discontinued Operations
The decline in cash flows provided by discontinued operations for the three months ended March 31, 2017 compared to the corresponding period of the prior year is due to the sale of our 50% equity interest in the parent company of Borgata to MGM in August 2016.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2017	December 31, 2016	Increase/ (Decrease)
Boyd Gaming Debt
Bank credit facility	$1,764.2	$1,782.5	$(18.3)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
Other	0.5	0.6	(0.1)
Total long-term debt	3,264.7	3,283.1	(18.4)
Less current maturities	24.0	30.3	(6.3)
Long-term debt, net	$3,240.7	$3,252.8	$(12.1)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Debt
Credit Facility - Refinancing Amendment
On March 29, 2017, the Company, as borrower, entered into Amendment No. 2 and Refinancing Amendment (the "Refinancing Amendment") with the lenders party thereto, and Bank of America, N.A. ("Bank of America"), as administrative agent. The Refinancing Amendment modifies the Third Amended and Restated Credit Agreement (as amended prior to the execution of the Refinancing Amendment, the "Existing Credit Agreement"), dated as of August 14, 2013, among the Company, certain financial institutions, and Bank of America, as administrative agent. The Refinancing Amendment modified the Existing Credit Agreement and is referred to as the "Amended Credit Agreement" (together referred to as the "Credit Facility").

The Amended Credit Agreement provides for (i) commitments to make Term B Loans in an amount equal to $1,264.5 million (the "Refinancing Term B Loans"), with the proceeds used to refinance in full the Company’s Term B-1 Loans and Term B-2 Loans outstanding under the Existing Credit Agreement and (ii) certain other amendments to the Existing Credit Agreement.

Interest and Fees
The interest rate on the outstanding balance of the Refinancing Term B Loans under the Amended Credit Agreement is based upon, at the Company’s option, either: (i) the Eurodollar rate or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with the Company’s secured leverage ratio and ranges from 2.25% to 2.50% (if using the Eurodollar rate) and from 1.25% to 1.50% (if using the base rate).

Optional and Mandatory Prepayments
The Company shall make repayments of the Refinancing Term B Loans on or before the last business day of each fiscal quarter of the Company commencing with the first full fiscal quarter of the Company after the Refinancing Effective Date in an amount equal to (x) 0.25% of the aggregate principal amount of the Refinancing Term B Loans plus (y) 0.25% of the aggregate principal amount of any increased Refinancing Term B Loan, as defined in the Existing Credit Agreement. The Company shall repay the outstanding principal amount of all Refinancing Term B Loans on the maturity date for the Refinancing Term B Loans, which shall be September 15, 2023.

Amounts outstanding under the Refinancing Amendment may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions, including a 1.00% prepayment premium for any full or partial prepayment of the Refinancing Term B Loans effected prior to the six-month anniversary of the Refinancing Effective Date that results in a lower interest rate.

Amounts Outstanding
The principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In millions)	2017	2016
Revolving Credit Facility	$240.0	$245.0
Term A Loan	219.4	222.2
Refinancing Term B Loans	1,264.5	—
Term B-1 Loan	—	271.8
Term B-2 Loan	—	997.5
Swing Loan	40.3	46.0
Total outstanding principal amounts under the Credit Facility	$1,764.2	$1,782.5

At March 31, 2017, approximately $1.8 billion was outstanding under the Credit Facility and $12.5 million was allocated to support various letters of credit, leaving remaining contractual availability of $482.2 million.

The blended interest rate for outstanding borrowings under the Credit Facility was 3.1% at March 31, 2017 and 3.4% at December 31, 2016.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.375% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, and our 6.375% senior notes due April 2026.

Covenant Compliance
As of March 31, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, essentially a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing credit facility, as well as from other funding sources as provided under our debt agreements. At March 31, 2017, the available borrowing capacity under our credit facility was $482.2 million.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Credit Facility. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. The Board of Directors reaffirmed this program in May 2017. We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2017 and 2016, we did not repurchase any shares of our common stock. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors has authorized the reinstatement of the Company’s cash dividend program. The initial quarterly dividend under this program of $0.05 per share will be paid July 15, 2017, to shareholders of record as of June 15, 2017.

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

Commitments
Capital Spending and Development
We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $140 million and $160 million.

In addition, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with Wilton Rancheria (the "Tribe"), a federally-recognized tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe.

In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to purchase the land for $43.0 million and terminated the existing lease.

Including the items above, total capital spending for 2017 is expected to range between $235 million and $255 million. We fund our capital expenditures through our credit facility and operating cash flows.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Critical Accounting Policies
There have been no material changes, other than the adoption of ASU 2017-04, to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2016, as filed with the SEC on February 23, 2017.

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

•	The risk that we fail to adapt our business and amenities to changing customer preferences.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the regions in which we operate.

•	The risk of failing to maintain the integrity of our information technology infrastructure and our business and customer data.

•	Our estimated effective income tax rates, estimated tax benefits, and merits of our tax positions.

•	Risks relating to our realization of our 50% share of any future property tax settlement benefits from Borgata.

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2016, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2017, our long-term variable-rate borrowings represented approximately 54.0% of total long-term debt. Based on March 31, 2017 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause our annual interest costs to change by approximately $17.6 million.

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

Item 1A.    Risk Factors
There were no material changes from the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

4.1
Third Supplemental Indenture dated March 7, 2017 governing the Company's 6.875% senior notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

4.2
Second Supplemental Indenture dated March 7, 2017 governing the Company's 6.375% senior notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

10.1	Amendment No. 2 and Refinancing Amendment dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2017.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer