Form 10-Q
period 2017-06-30
BOYD GAMING CORP
filed 2017-08-03
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common stock, $0.01 par value	112,787,225

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$162,963	$193,862
Restricted cash	21,640	16,488
Accounts receivable, net	29,962	30,371
Inventories	19,124	18,568
Prepaid expenses and other current assets	45,472	46,214
Income taxes receivable	582	2,444
Total current assets	279,743	307,947
Property and equipment, net	2,567,597	2,605,169
Other assets, net	80,400	49,205
Intangible assets, net	850,547	881,954
Goodwill, net	890,236	826,476
Total assets	$4,668,523	$4,670,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$23,987	$30,336
Accounts payable	79,999	84,086
Accrued liabilities	247,372	251,082
Total current liabilities	351,358	365,504
Long-term debt, net of current maturities and debt issuance costs	3,115,851	3,199,119
Deferred income taxes	111,918	83,980
Other long-term tax liabilities	3,373	3,307
Other liabilities	61,706	84,715
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,931,072 and 112,896,377 shares outstanding	1,129	1,129
Additional paid-in capital	948,384	953,440
Retained earnings (accumulated deficit)	74,313	(19,878)
Accumulated other comprehensive income (loss)	491	(615)
Total Boyd Gaming Corporation stockholders' equity	1,024,317	934,076
Noncontrolling interest	—	50
Total stockholders' equity	1,024,317	934,126
Total liabilities and stockholders' equity	$4,668,523	$4,670,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues
Gaming	$495,056	$452,928	$995,055	$915,479
Food and beverage	88,342	75,898	175,785	152,698
Room	48,270	43,365	95,596	85,240
Other	32,915	29,693	66,953	61,159
Gross revenues	664,583	601,884	1,333,389	1,214,576
Less promotional allowances	64,715	57,010	128,179	117,324
Net revenues	599,868	544,874	1,205,210	1,097,252
Operating costs and expenses
Gaming	229,912	217,768	461,543	441,293
Food and beverage	49,533	42,116	99,051	83,919
Room	13,469	11,293	26,583	21,792
Other	19,631	18,827	39,610	38,159
Selling, general and administrative	93,037	79,002	184,650	160,853
Maintenance and utilities	25,864	25,009	52,263	48,857
Depreciation and amortization	52,563	48,250	106,527	95,903
Corporate expense	23,251	16,099	44,049	34,006
Project development, preopening and writedowns	2,784	5,897	5,756	7,738
Impairments of assets	—	—	—	1,440
Other operating items, net	463	123	949	552
Total operating costs and expenses	510,507	464,384	1,020,981	934,512
Operating income	89,361	80,490	184,229	162,740
Other expense (income)
Interest income	(455)	(959)	(915)	(1,456)
Interest expense, net of amounts capitalized	42,728	61,887	86,402	114,952
Loss on early extinguishments and modifications of debt	378	419	534	846
Other, net	559	65	670	142
Total other expense, net	43,210	61,412	86,691	114,484
Income from continuing operations before income taxes	46,151	19,078	97,538	48,256
Income tax provision	(18,590)	(7,771)	(34,863)	(15,389)
Income from continuing operations, net of tax	27,561	11,307	62,675	32,867
Income from discontinued operations, net of tax	21,017	18,715	21,392	30,345
Net income	$48,578	$30,022	$84,067	$63,212

Basic net income per common share
Continuing operations	$0.24	$0.10	$0.54	$0.29
Discontinued operations	0.18	0.16	0.19	0.27
Basic net income per common share	$0.42	$0.26	$0.73	$0.56
Weighted average basic shares outstanding	115,225	114,328	115,247	114,218

Diluted net income per common share
Continuing operations	$0.24	$0.10	$0.54	$0.29
Discontinued operations	0.18	0.16	0.19	0.26
Diluted net income per common share	$0.42	$0.26	$0.73	$0.55
Weighted average diluted shares outstanding	115,923	115,077	115,911	114,974

Dividends declared per common share	$0.05	$—	$0.05	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net income	$48,578	$30,022	$84,067	$63,212
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	535	(185)	1,106	337
Comprehensive income attributable to Boyd Gaming Corporation	$49,113	$29,837	$85,173	$63,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(19,878)	$(615)	$50	$934,126
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	84,067	—	—	84,067
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	1,106	—	1,106
Stock options exercised	151,683	1	1,226	—	—	—	1,227
Release of restricted stock units, net of tax	150,945	1	(2,233)	—	—	—	(2,232)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Shares repurchased and retired	(441,586)	(4)	(11,086)	—	—	—	(11,090)
Cash dividends declared	—	—	—	(5,653)	—	—	(5,653)
Share-based compensation costs	—	—	8,830	—	—	—	8,830
Other	—	—	—	—	—	(50)	(50)
Balances, June 30, 2017	112,931,072	$1,129	$948,384	$74,313	$491	$—	$1,024,317

Balances, January 1, 2016	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011
Net income	—	—	—	63,212	—	—	63,212
Comprehensive income attributable to Boyd	—	—	—	—	337	—	337
Stock options exercised	241,546	2	1,437	—	—	—	1,439
Release of restricted stock units, net of tax	255,000	2	(678)	—	—	—	(676)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Share-based compensation costs	—	—	5,583	—	—	—	5,583
Balances, June 30, 2016	112,269,993	$1,123	$950,514	$(374,669)	$21	$50	$577,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$84,067	$63,212
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(21,392)	(30,345)
Depreciation and amortization	106,527	95,903
Amortization of debt financing costs and discounts on debt	4,412	9,077
Share-based compensation expense	8,830	5,583
Deferred income taxes	32,647	13,282
Non-cash impairment of assets	—	1,440
Loss on early extinguishments and modifications of debt	534	846
Other operating activities	(456)	858
Changes in operating assets and liabilities:
Restricted cash	(5,152)	(1,690)
Accounts receivable, net	539	(1,297)
Inventories	(555)	99
Prepaid expenses and other current assets	777	(5,859)
Income taxes receivable	1,862	(235)
Other assets, net	(1,642)	(691)
Accounts payable and accrued liabilities	(15,621)	7,334
Other long-term tax liabilities	66	127
Other liabilities	(209)	2,617
Net cash provided by operating activities	195,234	160,261
Cash Flows from Investing Activities
Capital expenditures	(118,751)	(72,447)
Advances pursuant to development agreement	(35,108)	—
Other investing activities	492	704
Net cash used in investing activities	(153,367)	(71,743)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	535,900	223,900
Payments under Boyd Gaming bank credit facility	(628,037)	(530,350)
Borrowings under Peninsula bank credit facility	—	165,000
Payments under Peninsula bank credit facility	—	(217,225)
Proceeds from issuance of senior notes	—	750,000
Debt financing costs, net	(2,381)	(12,936)
Share-based compensation activities, net	(2,796)	(104)
Shares repurchased and retired	(11,090)	—
Other financing activities	(95)	—
Net cash provided by (used in) financing activities	(108,499)	378,285
Cash Flows from Discontinued Operations
Cash flows from operating activities	(514)	2,654
Cash flows from investing activities	36,247	—
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	35,733	2,654
Change in cash and cash equivalents	(30,899)	469,457
Cash and cash equivalents, beginning of period	193,862	158,821
Cash and cash equivalents, end of period	$162,963	$628,278
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$94,600	$92,940
Cash paid for income taxes, net of refunds	4,252	2,198
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$7,729	$7,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Rooms	$18,879	$18,294	$37,356	$37,239
Food and beverage	42,087	35,660	84,154	73,112
Other	3,749	3,056	6,669	6,973
Total promotional allowances	$64,715	$57,010	$128,179	$117,324

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Rooms	$8,128	$7,921	$16,487	$16,490
Food and beverage	37,266	30,842	74,888	64,113
Other	2,648	3,000	6,456	5,981
Total estimated cost of promotional allowances	$48,042	$41,763	$97,831	$86,584

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $83.8 million and $81.5 million for the three months ended June 30, 2017 and 2016, respectively, and $167.0 million and $164.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

For the six months ended June 30, 2017, we computed our provision by applying the annual effective tax rate method. For the six months ended June 30, 2016, we computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate our income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
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

Change in Accounting Principle
In first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09") which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity. The cumulative effect of this change in accounting principle is to record the benefit of previously unrecognized excess tax deductions as an increase in retained earnings of $15.8 million on the condensed consolidated statement of changes in stockholders' equity for the six months ended June 30, 2017.

Recently Issued Accounting Pronouncements
Accounting Standards Update 2017-9, Compensation-Stock Compensation ("Update 2017-09")
In May 2017, the Financial Accounting Standards Board ("FASB") issued Update 2017-09, which amends the scope of modification accounting for share-based payment arrangements. An entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for the financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. The Company adopted Update 2017-09 during second quarter 2017. The early adoption did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other ("Update 2017-04")
In January 2017, the FASB issued Update 2017-04, which addresses goodwill impairment testing. Instead of determining goodwill impairment by calculating the implied fair value of goodwill, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company adopted Update 2017-04 effective January 1, 2017. The early adoption did not have an impact on our condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09"); Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14" ); Accounting Standards Update 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("Update 2016-08"); Accounting Standards Update 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("Update 2016-10"); Accounting Standards Update 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("Update 2016-11"); and Accounting Standards Update 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"); (collectively, the “Revenue Standard”)
The Revenue Standard prescribes a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Interpretations of the Revenue Standard are on-going and could have a significant impact on our implementation. Currently, we expect that the historical presentation which reflects revenues gross for goods and services provided to our customers as an inducement to play with us, with an offsetting reduction for promotional allowances to derive net revenues, will no longer be allowed. Instead, revenues will be allocated among our departmental classifications based on the relative standalone selling prices of the goods and services provided to the customer. We currently anticipate that this methodology will result in a reduction of our reported gaming revenues by an amount equivalent to our reported promotional allowance revenues. We also expect the accounting for our frequent player programs to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses.

The Revenue Standard is effective for our Company on January 1, 2018, and must be adopted by applying either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. We currently anticipate adopting the Revenue Standard by applying the full retrospective approach.

We are continuing to update our assessment of the effects of the Revenue Standard on our condensed consolidated financial statements, including the planned method of adoption and the quantification of the effects of the new guidance, and we will disclose those effects when known.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Aliante Casino + Hotel + Spa
On September 27, 2016, Boyd Gaming completed the acquisition of ALST Casino Holdco LLC, the holding company of Aliante Casino + Hotel + Spa ("Aliante"). Pursuant to the merger agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly-owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and the results of its operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2017. Aliante's cash flows are reported in our condensed consolidated statements of cash flows for the six months ended June 30, 2017. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas and offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 11, Segment Information).

Acquisition Method of Accounting
The Company followed the acquisition method of accounting according to the guidance of FASB Accounting Standards Codification Topic 805 ("ASC 805"). In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Aliante’s opening balance sheet on September 27, 2016, which was initially reported in our Form 10−K for the year ended December 31, 2016. During the measurement period, which concluded on June 30, 2017, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $2.6 million reduction in other assets, prima

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

rily related to base stock, a $0.8 million reduction in property and equipment and a $0.4 million increase in assumed liabilities, with a corresponding net increase to goodwill of $3.8 million. The measurement period adjustment and the related tax impact were immaterial to our condensed consolidated financial statements.

The following table presents the components and allocation of the purchase price, including the measurement period adjustments:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Current assets	$31,886	$—	$31,886
Property and equipment	226,309	(760)	225,549
Intangible and other assets	20,791	(2,643)	18,148
Total acquired assets	278,986	(3,403)	275,583

Current liabilities	5,693	515	6,208
Other liabilities	636	(83)	553
Total liabilities assumed	6,329	432	6,761
Net identifiable assets acquired	272,657	(3,835)	268,822
Goodwill	126,489	3,835	130,324
Net assets acquired	$399,146	$—	$399,146

Cannery Casino Hotel and Nevada Palace, LLC
On December 20, 2016 (the "Acquisition Date"), Boyd Gaming completed the acquisitions of Cannery, the owner and operator of Cannery Casino Hotel, and Eastside Cannery, the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC (“Seller”), Cannery and Eastside Cannery.

Pursuant to the terms of the Purchase Agreement, Boyd acquired from Seller all of the issued and outstanding membership interests of Cannery and Eastside Cannery (the “Acquisitions”). With the closing of the Acquisitions, each of Cannery and Eastside Cannery became wholly-owned subsidiaries of Boyd. Accordingly, the acquired assets and liabilities of Cannery and Eastside Cannery are included in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and the results of their operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2017. The Cannery and Eastside Cannery's cash flows are reported in our condensed consolidated statements of cash flows for the six months ended June 30, 2017. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment (See Note 11, Segment Information).

The fair value of the consideration transferred to Seller on the Acquisition Date was $238.6 million. In addition, the Purchase Agreement provided for a working capital adjustment to the purchase consideration. This adjustment was calculated during the second quarter and paid subsequent to the end of the quarter, resulting in an additional $1.2 million being paid to Seller.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment with assistance from preliminary third party appraisals. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the Acquisitions based on fair value estimates as of the date of the Acquisitions. The finalization of the determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed no later than third quarter of 2017 and those determinations may be significantly different than those reflected in the condensed consolidated financial statements at June 30, 2017 and December 31, 2016.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

The following table summarizes the components of the preliminary provisional purchase price allocations at December 31, 2016 and June 30, 2017:

	Provisional Purchase Price Allocation
(In thousands)	as of December 31, 2016	Adjustments	as of June 30, 2017
Current assets	$29,929	$—	$29,929
Property and equipment	181,757	(58,630)	123,127
Intangible and other assets	16,330	(880)	15,450
Total acquired assets	228,016	(59,510)	168,506

Current liabilities	15,850	—	15,850
Total liabilities assumed	15,850	—	15,850
Net identifiable assets acquired	212,166	(59,510)	152,656
Goodwill	26,401	60,664	87,065
Net assets acquired	$238,567	$1,154	$239,721

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

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retained the right to receive upon payment. On February 15, 2017, Borgata entered into a settlement agreement with Atlantic City, the terms of which provided for $72 million to be paid to Borgata to resolve the remaining property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the three and six months ended June 30, 2017, we recognized $35.6 million and $36.2 million, respectively, in income for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. These payments, net of tax of $14.6 million and $14.8 million for the three and six months ended June 30, 2017, respectively, are included in discontinued operations in the condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net revenues	$203,347	$393,640
Operating expenses	150,195	302,815
Operating income	53,152	90,825
Non-operating expenses	15,764	30,176
Net income	$37,388	$60,649

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Land	$295,072	$251,316
Buildings and improvements	2,901,809	2,915,664
Furniture and equipment	1,291,605	1,243,724
Riverboats and barges	239,302	239,264
Construction in progress	55,140	86,226
Other	726	726
Total property and equipment	4,783,654	4,736,920
Less accumulated depreciation	2,216,057	2,131,751
Property and equipment, net	$2,567,597	$2,605,169

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the 2013 sale of the Echelon development project. Such assets are not in service and are not currently being depreciated. Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Depreciation expense	$47,771	$44,266	$97,165	$87,821

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	0.6 years	$145,700	$(132,284)	$—	$13,416
Favorable lease rates	38.5 years	11,730	(2,960)	—	8,770
Development agreement	—	21,373	—	—	21,373
		178,803	(135,244)	—	43,559

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, June 30, 2017		$1,204,025	$(169,204)	$(184,274)	$850,547

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

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

In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to terminate the existing lease and purchase the land subject to the lease, therefore combining the remaining unamortized favorable lease rate asset into the cost of the land asset.

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Payroll and related expenses	$64,437	$68,102
Interest	19,431	33,407
Gaming liabilities	42,086	41,942
Player loyalty program liabilities	18,390	19,076
Dividend payable	5,653	—
Other accrued liabilities	97,375	88,555
Total accrued liabilities	$247,372	$251,082

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs, consists of the following:

		June 30, 2017
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	June 30, 2017	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.49%	$1,690,401	$(1,719)	$(27,528)	$1,661,154
6.875% senior notes due 2023	6.88%	750,000	—	(11,530)	738,470
6.375% senior notes due 2026	6.38%	750,000	—	(10,332)	739,668
Other	5.80%	546	—	—	546
Total long-term debt		3,190,947	(1,719)	(49,390)	3,139,838
Less current maturities		23,987	—	—	23,987
		$3,166,960	$(1,719)	$(49,390)	$3,115,851

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

		December 31, 2016
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Dec. 31, 2016	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.44%	$1,782,538	$(1,888)	$(28,503)	$1,752,147
6.875% senior notes due 2023	6.88%	750,000	—	(11,209)	738,791
6.375% senior notes due 2026	6.38%	750,000	—	(12,074)	737,926
Other	5.80%	591	—	—	591
Total long-term debt		3,283,129	(1,888)	(51,786)	3,229,455
Less current maturities		30,336	—	—	30,336
		$3,252,793	$(1,888)	$(51,786)	$3,199,119

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Revolving Credit Facility	$145,000	$245,000
Term A Loan	216,562	222,188
Refinancing Term B Loans	1,256,339	—
Term B-1 Loan	—	271,750
Term B-2 Loan	—	997,500
Swing Loan	72,500	46,100
Total outstanding principal amounts under the Credit Facility	$1,690,401	$1,782,538

At June 30, 2017, approximately $1.7 billion was outstanding under the Credit Facility and $12.5 million was allocated to support various letters of credit, leaving remaining contractual availability of $545.0 million.

Covenant Compliance
As of June 30, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% senior notes due May 2023 ("6.875% Notes"), the 6.375% senior notes due April 2026 ("6.375% Notes" and, together with the 6.875% Notes, the "Senior Notes") and the Credit Agreement.

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

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of June 30, 2017, had $81 million remaining. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

The following table provides information regarding share repurchases during the referenced periods.(1)

(In thousands, except per share data)	For the Three and Six Months Ended June 30, 2017
Shares repurchased (2)	442
Total cost, including brokerage fees	$11,090
Average repurchase price per share (3)	$25.11
(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2017. These amounts exclude repurchases traded but not yet settled on or before June 30, 2017.
(2) All shares repurchased have been retired and constitute authorized but unissued shares.
(3) Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Dividends
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program and declared a quarterly dividend of $0.05 per share, to be paid July 15, 2017, to shareholders of record as of June 15, 2017. This dividend was paid after the end of the second quarter of 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Gaming	$111	$80	$181	$165
Food and beverage	22	15	35	31
Room	10	7	16	15
Selling, general and administrative	561	405	919	837
Corporate expense	5,043	1,813	7,679	4,535
Total share-based compensation expense	$5,747	$2,320	$8,830	$5,583

Performance Shares
Our stock incentive plan provides for the issuance of Performance Share Unit ("PSU") grants which may be earned, in whole or in part, upon passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly,
The PSU grants awarded in fourth quarter 2013 and 2012 vested during first quarter 2017 and 2016, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.
The PSU grant awarded in November 2013 resulted in a total of 268,429 shares being issued during first quarter 2017, representing approximately 0.80 shares per PSU. Of the 268,429 shares issued, a total of 94,776 were surrendered by the participants for payroll taxes, resulting in a net issuance of 173,653 shares due to the vesting of the 2013 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2016; therefore, the vesting of the PSUs did not impact compensation costs in our 2017 condensed consolidated statement of operations.

The PSU grant awarded in December 2012 resulted in a total of 213,365 shares being issued during first quarter 2016, representing approximately 0.59 shares per PSU. Of the 213,365 shares issued, a total of 54,338 were surrendered by the participants for payroll taxes, resulting in a net issuance of 159,027 shares due to the vesting of the 2012 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2015; therefore, the vesting of the PSUs did not impact compensation costs in our 2016 condensed consolidated statement of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	June 30, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$162,963	$162,963	$—	$—
Restricted cash	21,640	21,640	—	—
Investment available for sale	17,456	—	—	17,456

Liabilities
Contingent payments	$3,204	$—	$—	$3,204

	December 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$193,862	$193,862	$—	$—
Restricted cash	16,488	16,488	—	—
Investment available for sale	17,259	—	—	17,259

Liabilities
Contingent payments	$3,038	$—	$—	$3,038

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at June 30, 2017 and December 31, 2016.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2017 and December 31, 2016 is a discount rate of 9.8% and 10.3%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At June 30, 2017 and December 31, 2016, $0.5 million and $0.4 million,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at June 30, 2017 and December 31, 2016, $17.0 million and $16.8 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.0 million and $3.1 million, respectively, at June 30, 2017 and December 31, 2016 is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2017 and December 31, 2016, is a discount rate of 9.0% and 18.5%, respectively. At June 30, 2017 and December 31, 2016, there was a current liability of $0.8 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at June 30, 2017 and December 31, 2016, of $2.4 million and $2.2 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,865	$(3,348)	$18,394	$(3,560)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	34	(73)	33	(150)
Included in other comprehensive income (loss)	(3)	—	(185)	—
Included in other items, net	—	(7)	—	—
Purchases, sales, issuances and settlements:
Settlements	(440)	224	(410)	222
Balance at end of reporting period	$17,456	$(3,204)	$17,832	$(3,488)

	Six Months Ended
	June 30, 2017		June 30, 2016
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,259	$(3,038)	$17,839	$(3,632)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	69	(202)	66	(305)
Included in other comprehensive income	568	—	337	—
Included in other items, net	—	(398)	—	—
Purchases, sales, issuances and settlements:
Settlements	(440)	434	(410)	449
Balance at end of reporting period	$17,456	$(3,204)	$17,832	$(3,488)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$32,603	$26,140	$27,280	Level 3

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$33,456	$26,660	$27,054	Level 3
Other financial instruments	100	97	97	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,690,401	$1,661,154	$1,693,271	Level 2
6.875% senior notes due 2023	750,000	738,470	802,500	Level 1
6.375% senior notes due 2026	750,000	739,668	810,938	Level 1
Other	546	546	546	Level 3
Total debt	$3,190,947	$3,139,838	$3,307,255

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,782,538	$1,752,147	$1,791,853	Level 2
6.875% senior notes due 2023	750,000	738,791	806,250	Level 1
6.375% senior notes due 2026	750,000	737,926	804,375	Level 1
Other	591	591	591	Level 3
Total debt	$3,283,129	$3,229,455	$3,403,069

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about June 30, 2017 and December 31, 2016. The estimated fair values of our Senior Notes are based on quoted market prices as of June 30, 2017 and December 31, 2016. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2017 or 2016.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

NOTE 11.    SEGMENT INFORMATION
We aggregate certain of our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest and South. The table below lists the classification of each of our properties.

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

In third quarter 2016, the Peninsula Gaming debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula Gaming to Boyd Gaming. As a result of the elimination of this restriction, management concluded that the properties previously comprising the Peninsula segment would be aggregated into the Midwest and South reportable segment, and retrospectively adjusted the presentation for all periods presented.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net Revenues
Las Vegas Locals	$214,216	$154,936	$433,997	$313,334
Downtown Las Vegas	59,561	59,212	120,305	117,817
Midwest and South	326,091	330,726	650,908	666,101
Total Reportable Segment Net Revenues	$599,868	$544,874	$1,205,210	$1,097,252

Adjusted EBITDA
Las Vegas Locals	$63,126	$43,173	$129,353	$87,444
Downtown Las Vegas	12,583	14,263	26,221	26,944
Midwest and South	93,673	94,747	187,774	190,672
Total Reportable Segment Adjusted EBITDA	169,382	152,183	343,348	305,060
Corporate expense	(18,207)	(14,286)	(36,370)	(29,471)
Adjusted EBITDA	151,175	137,897	306,978	275,589

Other operating costs and expenses
Deferred rent	257	817	687	1,633
Depreciation and amortization	52,563	48,250	106,527	95,903
Share-based compensation expense	5,747	2,320	8,830	5,583
Project development, preopening and writedowns	2,784	5,897	5,756	7,738
Impairments of assets	—	—	—	1,440
Other operating items, net	463	123	949	552
Total other operating costs and expenses	61,814	57,407	122,749	112,849
Operating income	$89,361	$80,490	$184,229	$162,740

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2017	2016
Assets
Las Vegas Locals	$1,793,735	$1,785,858
Downtown Las Vegas	162,433	157,319
Midwest and South	2,512,192	2,556,307
Total Reportable Segment Assets	4,468,360	4,499,484
Corporate	200,163	171,267
Total Assets	$4,668,523	$4,670,751

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
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

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% Notes, the 6.375% Notes and the Credit Facility.

The tables below present the condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidating statements of operations for the three and six months ended June 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional Restricted Subsidiaries listed above as subsidiary guarantors.

Condensed Consolidating Balance Sheets

	June 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$160,590	$2,373	$—	$—	$162,963
Other current assets	71,082	35,677	11,545	—	(1,524)	116,780
Property and equipment, net	74,841	2,464,507	28,249	—	—	2,567,597
Investments in subsidiaries	4,706,336	(14,054)	2,088	—	(4,694,370)	—
Intercompany receivable	—	1,741,903	—	—	(1,741,903)	—
Other assets, net	14,180	27,615	38,605	—	—	80,400
Intangible assets, net	—	826,487	24,060	—	—	850,547
Goodwill, net	—	889,454	782	—	—	890,236
Total assets	$4,866,439	$6,132,179	$107,702	$—	$(6,437,797)	$4,668,523

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$92	$—	$—	$—	$23,987
Other current liabilities	79,123	204,757	44,565	—	(1,074)	327,371
Intercompany payable	728,943	—	1,013,133	—	(1,742,076)	—
Long-term debt, net of current maturities and debt issuance costs	3,115,397	454	—	—	—	3,115,851
Other long-term liabilities	(105,236)	303,957	(21,724)	—	—	176,997
Total stockholders' equity (deficit)	1,024,317	5,622,919	(928,272)	—	(4,694,647)	1,024,317
Total liabilities and stockholders' equity	$4,866,439	$6,132,179	$107,702	$—	$(6,437,797)	$4,668,523

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$18,490	$592,610	$12,225	$—	$(23,457)	$599,868
Operating costs and expenses
Operating	—	301,744	10,801	—	—	312,545
Selling, general and administrative	17	91,129	1,908	—	(17)	93,037
Maintenance and utilities	—	25,511	353	—	—	25,864
Depreciation and amortization	2,844	48,687	1,032	—	—	52,563
Corporate expense	22,507	374	370	—	—	23,251
Project development, preopening and writedowns	1,472	702	610	—	—	2,784
Other operating items, net	150	313	—	—	—	463
Intercompany expenses	301	23,139	—	—	(23,440)	—
Total operating costs and expenses	27,291	491,599	15,074	—	(23,457)	510,507
Equity in earnings (losses) of subsidiaries	85,286	(169)	—	—	(85,117)	—
Operating income (loss)	76,485	100,842	(2,849)	—	(85,117)	89,361
Other expense (income)
Interest expense, net	41,961	306	6	—	—	42,273
Loss on early extinguishments of debt	378	—	—	—	—	378
Other, net	520	57	(18)	—	—	559
Total other expense, net	42,859	363	(12)	—	—	43,210
Income (loss) from continuing operations before income taxes	33,626	100,479	(2,837)	—	(85,117)	46,151
Income taxes benefit (provision)	14,952	(34,450)	908	—	—	(18,590)
Income (loss) from continuing operations, net of tax	48,578	66,029	(1,929)	—	(85,117)	27,561
Income from discontinued operations, net of tax	—	21,017	—	—	—	21,017
Net income (loss)	$48,578	$87,046	$(1,929)	$—	$(85,117)	$48,578
Comprehensive income (loss)	$49,113	$87,581	$(1,929)	$—	$(85,652)	$49,113

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$30,992	$537,983	$12,269	$—	$(36,370)	$544,874
Operating costs and expenses
Operating	450	278,771	10,783	—	—	290,004
Selling, general and administrative	12,326	65,096	1,580	—	—	79,002
Maintenance and utilities	—	24,677	332	—	—	25,009
Depreciation and amortization	2,242	45,131	877	—	—	48,250
Corporate expense	14,565	448	1,086	—	—	16,099
Project development, preopening and writedowns	3,236	737	1,924	—	—	5,897
Other operating items, net	—	123	—	—	—	123
Intercompany expenses	301	35,704	365	—	(36,370)	—
Total operating costs and expenses	33,120	450,687	16,947	—	(36,370)	464,384
Equity in earnings (losses) of subsidiaries	73,765	(407)	—	—	(73,358)	—
Operating income (loss)	71,637	86,889	(4,678)	—	(73,358)	80,490
Other expense (income)
Interest expense, net	41,539	19,383	6	—	—	60,928
Loss on early extinguishments of debt	—	419	—	—	—	419
Other, net	—	83	(18)	—	—	65
Total other expense, net	41,539	19,885	(12)	—	—	61,412
Income (loss) from continuing operations before income taxes	30,098	67,004	(4,666)	—	(73,358)	19,078
Income taxes provision	(76)	(7,673)	(22)	—	—	(7,771)
Income (loss) from continuing operations, net of tax	30,022	59,331	(4,688)	—	(73,358)	11,307
Income from discontinued operations, net of tax	—	18,713	2	—	—	18,715
Net income (loss)	$30,022	$78,044	$(4,686)	$—	$(73,358)	$30,022
Comprehensive income (loss)	$29,837	$77,859	$(4,686)	$—	$(73,173)	$29,837

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$37,200	$1,190,712	$24,318	$—	$(47,020)	$1,205,210
Operating costs and expenses
Operating	—	605,128	21,659	—	—	626,787
Selling, general and administrative	23	180,730	3,920	—	(23)	184,650
Maintenance and utilities	—	51,612	651	—	—	52,263
Depreciation and amortization	5,526	98,970	2,031	—	—	106,527
Corporate expense	42,371	738	940	—	—	44,049
Project development, preopening and writedowns	2,727	1,581	1,448	—	—	5,756
Other operating items, net	225	724	—	—	—	949
Intercompany expenses	602	46,395	—	—	(46,997)	—
Total operating costs and expenses	51,474	985,878	30,649	—	(47,020)	1,020,981
Equity in earnings (losses) of subsidiaries	151,885	(298)	—	—	(151,587)	—
Operating income (loss)	137,611	204,536	(6,331)	—	(151,587)	184,229
Other expense (income)
Interest expense, net	84,800	675	12	—	—	85,487
Loss on early extinguishments and modifications of debt	534	—	—	—	—	534
Other, net	520	184	(34)	—	—	670
Total other expense, net	85,854	859	(22)	—	—	86,691
Income (loss) from continuing operations before income taxes	51,757	203,677	(6,309)	—	(151,587)	97,538
Income taxes benefit (provision)	32,310	(69,238)	2,065	—	—	(34,863)
Income (loss) from continuing operations, net of tax	84,067	134,439	(4,244)	—	(151,587)	62,675
Income from discontinued operations, net of tax	—	21,392	—	—	—	21,392
Net income (loss)	$84,067	$155,831	$(4,244)	$—	$(151,587)	$84,067
Comprehensive income (loss)	$85,173	$156,937	$(4,244)	$—	$(152,693)	$85,173

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$62,193	$1,083,815	$24,394	$—	$(73,150)	$1,097,252
Operating costs and expenses
Operating	900	562,921	21,342	—	—	585,163
Selling, general and administrative	24,712	132,817	3,322	—	2	160,853
Maintenance and utilities	—	48,212	645	—	—	48,857
Depreciation and amortization	4,020	89,890	1,993	—	—	95,903
Corporate expense	30,874	909	2,223	—	—	34,006
Project development, preopening and writedowns	3,992	1,264	2,482	—	—	7,738
Impairments of assets	1,440	—	—	—	—	1,440
Other operating items, net	106	446	—	—	—	552
Intercompany expenses	602	71,820	730	—	(73,152)	—
Total operating costs and expenses	66,646	908,279	32,737	—	(73,150)	934,512
Equity in earnings (losses) of subsidiaries	142,284	(768)	—	—	(141,516)	—
Operating income (loss)	137,831	174,768	(8,343)	—	(141,516)	162,740
Other expense (income)
Interest expense, net	74,467	39,017	12	—	—	113,496
Loss on early extinguishments of debt	—	846	—	—	—	846
Other, net	1	176	(35)	—	—	142
Total other expense, net	74,468	40,039	(23)	—	—	114,484
Income (loss) from continuing operations before income taxes	63,363	134,729	(8,320)	—	(141,516)	48,256
Income taxes provision	(151)	(15,195)	(43)	—	—	(15,389)
Income (loss) from continuing operations, net of tax	63,212	119,534	(8,363)	—	(141,516)	32,867
Income from discontinued operations, net of tax	—	30,343	2	—	—	30,345
Net income (loss)	$63,212	$149,877	$(8,361)	$—	$(141,516)	$63,212
Comprehensive income (loss)	$63,549	$150,214	$(8,361)	$—	$(141,853)	$63,549

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(32,014)	$235,898	$(10,027)	$254	$1,123	$195,234
Cash flows from investing activities
Capital expenditures	(68,685)	(49,966)	(100)	—	—	(118,751)
Net activity with affiliates	—	(250,886)	—	—	250,886	—
Advances pursuant to development agreement	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	492	—	—	—	492
Net cash from investing activities	(68,685)	(300,360)	(35,208)	—	250,886	(153,367)
Cash flows from financing activities
Borrowings under bank credit facility	535,900	—	—	—	—	535,900
Payments under bank credit facility	(628,037)	—	—	—	—	(628,037)
Debt financing costs, net	(2,381)	—	—	—	—	(2,381)
Net activity with affiliates	207,941	—	44,322	(254)	(252,009)	—
Share-based compensation activities, net	(2,796)	—	—	—	—	(2,796)
Shares repurchased and retired	(11,090)	—	—	—	—	(11,090)
Other financing activities	(50)	(45)	—	—	—	(95)
Net cash from financing activities	99,487	(45)	44,322	(254)	(252,009)	(108,499)
Cash flows from discontinued operations
Cash flows from operating activities	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	35,733	—	—	—	35,733
Net change in cash and cash equivalents	(1,212)	(28,774)	(913)	—	—	(30,899)
Cash and cash equivalents, beginning of period	1,212	189,364	3,286	—	—	193,862
Cash and cash equivalents, end of period	$—	$160,590	$2,373	$—	$—	$162,963

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(59,978)	$210,976	$9,283	$—	$(20)	$160,261
Cash flows from investing activities
Capital expenditures	(19,456)	(52,470)	(521)	—	—	(72,447)
Net activity with affiliates	—	(152,274)	—	—	152,274	—
Other investing activities	—	704	—	—	—	704
Net cash from investing activities	(19,456)	(204,040)	(521)	—	152,274	(71,743)
Cash flows from financing activities
Borrowings under bank credit facility	223,900	165,000	—	—	—	388,900
Payments under bank credit facility	(530,350)	(217,225)	—	—	—	(747,575)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(12,936)	—	—	—	—	(12,936)
Net activity with affiliates	161,524	—	(9,270)	—	(152,254)	—
Share-based compensation activities, net	(104)	—	—	—	—	(104)
Net cash from financing activities	592,034	(52,225)	(9,270)	—	(152,254)	378,285
Cash flows from discontinued operations
Cash flows from operating activities	—	2,654	—	—	—	2,654
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	2,654	—	—	—	2,654
Net change in cash and cash equivalents	512,600	(42,635)	(508)	—	—	469,457
Cash and cash equivalents, beginning of period	2	156,116	2,482	221	—	158,821
Cash and cash equivalents, end of period	$512,602	$113,481	$1,974	$221	$—	$628,278

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2017. During this period, up to the filing date, we did not identify any additional subsequent events, other than the working capital adjustment paid to Seller disclosed in Note 3, Acquisitions and Divestitures, and the payment of a cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Net revenues	$599.9	$544.9	$1,205.2	$1,097.3
Operating income	89.4	80.5	184.2	162.7
Income from continuing operations, net of tax	27.6	11.3	62.7	32.9
Income from discontinued operations, net of tax	21.0	18.7	21.4	30.3
Net income	48.6	30.0	84.1	63.2

Net Revenues
Net revenues increased $55.0 million, or 10.1%, for the three months ended June 30, 2017, compared to the prior year period due primarily to the acquisitions of Aliante and the Cannery Properties (the "Acquisitions") in September and December 2016, respectively. In addition, net revenues related to the Las Vegas Locals segment, excluding the Acquisitions, increased by $2.4 million from the prior year comparable period. These increases are offset by decreases in net revenues in the Midwest and South segment, primarily at Evangeline Downs and Amelia Belle. The markets in which these casinos operate struggled with localized economic weakness.

Net revenues increased $108.0 million, or 9.8%, for the six months ended June 30, 2017, compared to the prior year period due primarily to the Acquisitions. In addition, net revenues related the Las Vegas Locals, excluding the Acquisitions, and the Downtown Las Vegas segments increased by $3.9 million and $2.5 million, respectively, from the prior year comparable period. These increases are offset by decreases in net revenues in the Midwest and South segment, primarily at Evangeline Downs and Amelia Belle.

Operating Income
Operating income increases of $8.9 million, or 11.0%, during the three months ended June 30, 2017, compared to the corresponding period of the prior year, reflect the impact of the Acquisitions, as well as the impact of our continuing cost control efforts. Operating margins in gaming, food and beverage, rooms and other changed slightly and are discussed in detail below.

The $21.5 million, or 13.2%, increase in operating income during the six months ended June 30, 2017, compared to the corresponding period of the prior year reflects the impact of the Acquisitions, as well as the impact of our continuing cost control efforts. Operating margins in gaming, food and beverage, rooms and other all changed slightly and are discussed in detail below. Project development, preopening and writedowns declined by $2.0 million as compared to the prior year period due primarily to the Acquisitions that occurred in the prior period, with no similar transactions in the current period.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the three months ended June 30, 2017 was $27.6 million, as compared to income from continuing operations, net of tax of $11.3 million in the comparable prior year period, resulting in an increase of $16.3 million. In addition to the factors contributing to the $8.9 million operating income increase (as discussed above), net income was favorably impacted by a decrease in interest expense, net of amounts capitalized, of $19.2 million due to a decrease in average outstanding borrowings of $485.7 million, along with a decline in the weighted average interest rate of 1.1%. These favorable items impacting income from continuing operations, net of tax, were offset by an increase in income tax provision of $10.8 million. These items are further explained in the Other Expense (Income) section below.

Income from continuing operations, net of tax for the six months ended June 30, 2017 was $62.7 million, as compared to income from continuing operations, net of tax of $32.9 million in the comparable prior year period, an increase of $29.8 million. In addition to the factors contributing to the $21.5 million operating income increase (as discussed above), net income was favorably impacted by a decrease in interest expense, net of amounts capitalized, of $28.6 million due to a decline in average outstanding borrowings of $268.1 million, along with a decline in the weighted average interest rate of 1.3%. These favorable items impacting income from continuing operations, net of tax, were offset by an increase in income tax provision of $19.5 million. These items are further explained in the Other Expense (Income) section below.

Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the three and six months ended June 30, 2017 include our share of a property tax recovery of $35.6 million and $36.2 million, respectively, realized by Borgata in those periods, including a payment received in second quarter 2017 in final settlement of Borgata's property tax disputes with Atlantic City. The corresponding period of the prior year, which was prior to the sale, reflected our share of the operations of Borgata.

Net Income
Net income for the three months ended June 30, 2017 was $48.6 million, compared with net income of $30.0 million for the corresponding period of the prior year. The $18.6 million change is primarily due to the $16.3 million increase in income from continuing operations, net of tax (as discussed above) along with a $2.3 million increase in income from discontinued operations from the prior year comparable period.

Net income for the six months ended June 30, 2017 was $84.1 million, compared with net income of $63.2 million for the corresponding period of the prior year. The $20.9 million change is primarily due to the $29.8 million increase in income from continuing operations, net of tax (as discussed above) offset by a $9.0 million decrease in income from discontinued operations from the prior year comparable period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% of gross revenues for each of the three and six month periods ended June 30, 2017 and 2016. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three and six month periods ended June 30, 2017 and 2016. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
REVENUES
Gaming	$495.1	$452.9	$995.1	$915.5
Food and beverage	88.3	75.9	175.8	152.7
Room	48.3	43.4	95.6	85.2
Other	32.9	29.7	66.9	61.2
Gross revenues	664.6	601.9	1,333.4	1,214.6
Less promotional allowances	64.7	57.0	128.2	117.3
Net revenues	$599.9	$544.9	$1,205.2	$1,097.3

COSTS AND EXPENSES
Gaming	$229.9	$217.8	$461.5	$441.3
Food and beverage	49.5	42.1	99.1	83.9
Room	13.5	11.3	26.6	21.8
Other	19.6	18.8	39.6	38.2
Total costs and expenses	$312.5	$290.0	$626.8	$585.2

MARGINS
Gaming	53.6%	51.9%	53.6%	51.8%
Food and beverage	43.9%	44.5%	43.6%	45.0%
Room	72.0%	74.0%	72.2%	74.4%
Other	40.4%	36.6%	40.8%	37.6%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $42.1 million, or 9.3%, increase in gaming revenues during the three months ended June 30, 2017, as compared to the corresponding period of the prior year, was primarily due to the addition of the Acquisitions to the Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest and South segment. The Midwest and South segment experienced a 2.8% decrease in slot handle, along with a 2.5% decrease in table game drop and a 3.2% decline in table game hold.

Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $79.6 million, or 8.7%, increase in gaming revenues during the six months ended June 30, 2017, as compared to the corresponding period of the prior year, was primarily due to the addition of the Acquisitions to the Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest and South segment. The Midwest and South segment experienced a 3.0% decrease in slot handle and a 3.8% decrease in table game drop.

Food and Beverage
Food and beverage revenues increased $12.4 million, or 16.4%, during the three months ended June 30, 2017, as compared to the corresponding period of the prior year. The increase in food and beverage revenues was primarily due to the addition of the Acquisitions. Food covers increased 32.3% and average check increased 19.6% in the Las Vegas Locals segment. Partially offsetting this increase is a decrease of $0.7 million in food and beverage revenues in the Midwest and South segment, primarily due to a decrease in average check of 1.6%. Food and beverage expenses increased by $7.4 million, or 17.6%, during the three months ended June 30, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Food and beverage revenues increased $23.1 million, or 15.1%, during the six months ended June 30, 2017, as compared to the corresponding period of the prior year. The increase in food and beverage revenues was primarily due to the addition of the Acquisitions. Food covers increased 29.2% and average check increased 16.3% in the Las Vegas Locals segment. Partially offsetting this increase is a decrease of $2.0 million in food and beverage revenues in the Midwest and South segment, primarily due to a decrease in food covers of 4.8% and average check of 1.2%. Food and beverage expenses increased by $15.1 million, or 18.0%, during the six months ended June 30, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Room
Room revenues increased by $4.9 million, or 11.3%, during the three months ended June 30, 2017, as compared to the corresponding period of the prior year due primarily to the addition of the Acquisitions in the Las Vegas Locals segment. The average daily rate increased 7.2% while hotel occupancy decreased 1.6% for the Las Vegas Locals segment. Room expenses increased by $2.2 million, or 19.3%, during the three months ended June 30, 2017, as compared to the corresponding period of the prior year, due primarily to the addition of the Acquisitions.

Room revenues increased by $10.4 million, or 12.1%, during the six months ended June 30, 2017, as compared to the corresponding period of the prior year due primarily to the addition of the Acquisitions in the Las Vegas Locals segment. The average daily rate increased 9.0% while hotel occupancy decreased 1.6% for the Las Vegas Locals segment. Room expenses increased by $4.8 million, or 22.0%, during the six months ended June 30, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $3.2 million, or 10.9% and $5.8 million, or 9.5% during the three and six months ended June 30, 2017, respectively, as compared to the prior year due primarily to the Acquisitions, which accounted for an increase to other revenue in the Las Vegas Locals segment.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Net revenues
Las Vegas Locals	$214.2	$154.9	$434.0	$313.3
Downtown Las Vegas	59.6	59.2	120.3	117.8
Midwest and South	326.1	330.8	650.9	666.2
Net revenues	$599.9	$544.9	$1,205.2	$1,097.3

Adjusted EBITDA (1)
Las Vegas Locals	$63.1	$43.2	$129.4	$87.4
Downtown Las Vegas	12.6	14.3	26.2	26.9
Midwest and South	93.7	94.7	187.8	190.8
Total Reportable Segment Adjusted EBITDA	169.4	152.2	343.4	305.1
Corporate expense	(18.2)	(14.3)	(36.4)	(29.5)
Adjusted EBITDA	$151.2	$137.9	$307.0	$275.6
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $59.3 million or 38.3%, and $120.7 million or 38.5%, during the three and six months ended June 30, 2017, respectively, as compared to the corresponding period of the prior year primarily due to the addition of the Acquisitions.

Adjusted EBITDA increased by $20.0 million or 46.2%, and $41.9 million or 47.9%, for the three and six months ended June 30, 2017, respectively, over the comparable prior year period due primarily to the addition of the Acquisitions and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $0.4 million, or 0.6%, during the three months ended June 30, 2017, as compared to the corresponding period of the prior year, reflecting revenue increases in the food and beverage, room and other departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During each of the three month periods ended June 30, 2017 and 2016, our Hawaiian market represented approximately 53% of our occupied rooms in this segment.

Net revenues increased $2.5 million, or 2.1%, during the six months ended June 30, 2017, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. During each of the six months ended June 30, 2017 and 2016, our Hawaiian market represented approximately 52% of our occupied rooms in this segment.

The revenue gains were offset by the impact of the removal from service in early June 2017 of a 300-room hotel tower at the California property for renovation and increased food and beverage expenses, resulting in a $1.7 million or 11.8%, and $0.7 million or 2.7%, decrease in the segment's Adjusted EBITDA for the three and six months ended June 30, 2017, respectively, over the comparable prior year period. The hotel tower renovation is expected to be completed in early fourth quarter 2017.

Midwest and South
Net revenues decreased 1.4% during the three months ended June 30, 2017, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease resulting from a 2.8% decrease in slot handle, along with a 2.5% decrease in table game drop and a 3.2% decline in table game hold. Due to the decline in gaming revenue, there was a corresponding decrease in promotional allowances of $0.7 million. The results for the segment were impacted by Evangeline Downs and Amelia Belle experiencing localized economic weakness. In addition, heightened promotional activity in the Lake Charles market impacted Delta Downs, offsetting revenue gains realized from the hotel rooms, which opened in late fourth quarter 2016.

Net revenues decreased 2.3% during the six months ended June 30, 2017, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease resulting from a 3.0% decrease in slot handle and a 3.8% decrease in table game drop. Due to the decline in gaming revenue, there was a corresponding decrease in promotional allowances of $3.7 million. The results for the segment were impacted by Evangeline Downs and Amelia Belle experiencing localized economic weakness. These declines were partially offset by revenue growth at Delta Downs primarily due to the opening of the new hotel tower and newly renovated rooms. Room revenues increased $1.3 million which were driven by the increase in the average daily rate of 19.5%.

The segment reported a 1.1% and 1.5% decrease in Adjusted EBITDA for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year period, due to the decrease in revenues offset by our cost control efforts.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Selling, general and administrative	$93.0	$79.0	$184.7	$160.9
Maintenance and utilities	25.9	25.0	52.3	48.9
Depreciation and amortization	52.6	48.3	106.5	95.9
Corporate expense	23.3	16.1	44.0	34.0
Project development, preopening and writedowns	2.8	5.9	5.8	7.7
Impairments of assets	—	—	—	1.4
Other operating items, net	0.5	0.1	0.9	0.6

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.0% and 13.1% during the three months ended June 30, 2017 and 2016, respectively, and 13.8% and 13.2% during the six months ended June 30, 2017, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were relatively consistent at 3.9% and 4.2% during the three months ended June 30, 2017 and 2016, respectively, and 3.9% and 4.0% during the six months ended June 30, 2017, respectively.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 7.9% and 8.0% during the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense increased $4.3 million for the three months ended June 30, 2017, compared to the respective prior year period.

Depreciation and amortization expenses, as a percentage of gross revenues, were 8.0% and 7.9% during the six months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense increased $10.6 million for the six months ended June 30, 2017, compared to the respective prior year period.

The overall increase in the periods presented is primarily due to the Acquisitions with the remaining increase driven by additional depreciation for our recent capital expenditures.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.5% and 2.7% of gross revenues during the three months ended June 30, 2017 and 2016, respectively, and 3.3% and 2.8% of gross revenues during the six months ended June 30, 2017 and 2016, respectively. For the second quarter of 2017, corporate expenses included increased costs related to creation of consolidated back-of-house support functions as part of the implementation of the Company’s business improvement initiatives.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The decreases in such costs in the current year periods as compared to the prior year periods are due primarily to the Acquisitions that occurred in the prior periods, with no similar transactions in the current periods.

Impairments of Assets
Impairments of assets for the six months ended June 30, 2016, included non-cash impairment charges related to non-operating assets.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Interest Expense, net	$42.3	$60.9	$85.5	$113.5
Average Long-Term Debt Balance (1)	3,244.8	3,730.5	3,270.0	3,538.1
Weighted Average Interest Rates	4.8%	5.9%	4.2%	5.5%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and six months ended June 30, 2017, decreased $18.7 million or 30.6%, and $28.0 million or 24.7%, respectively, as compared to the prior year, due to the redemptions of our 9.0% senior notes and the Peninsula 8.375% senior notes, the payoff of the Peninsula Credit Facility, the refinancing of the Boyd Credit Agreement in September 2016 and the refinancing of Term B Loans in March 2017. These transactions led to a reduction in the average long-term debt balance of $485.7 million and a reduction in the weighted average interest rate from 5.9% to 4.8% for the three months ended June 30, 2017. For the six months ended June 30, 2017, the average long-term debt balance decreased $268.1 million and the weighted average interest rate was reduced by 1.3% as a result of these transactions.

Income Taxes
The effective tax rates on income from continuing operations during the six months ended June 30, 2017 and 2016 were 35.7% and 31.9%, respectively. Our provision for the six months ended June 30, 2017 was favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes, the recognition of unrecognized tax benefits due to statute expirations and the reversal of related accrued interest.

During the six months ended June 30, 2016, our effective tax rate was impacted by adjustments related primarily to changes in our valuation allowance and the accrual of non-cash tax expense in connection with the tax amortization of indefinite-lived intangible assets that were not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles could not be used to offset corresponding increases in the net operating loss deferred tax assets when determining our valuation allowance.

For the six months ended June 30, 2017, we computed our provision by applying the annual effective tax rate method. For the six months ended June 30, 2016, we computed our provision for income taxes by applying the actual effective tax rate, under the discrete method, to year-to-date income. The discrete method was used to calculate our income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2017 and December 31, 2016, we had balances of cash and cash equivalents of $163.0 million and $193.9 million, respectively. Despite such amounts of cash, we had working capital deficits of $71.6 million and $57.6 million at such respective dates.

Our Credit Facility generally provides all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of capital expenditures. We believe that the borrowing capacity under the bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to us for repayment of debt or to fund development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our credit facility.

The Company could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2017	2016
Net cash provided by operating activities	$195.2	$160.3

Cash flows from investing activities
Capital expenditures	(118.8)	(72.4)
Advances pursuant to development agreement	(35.1)	—
Other investing activities	0.5	0.7
Net cash used in investing activities	(153.4)	(71.7)

Cash flows from financing activities
Net payments under Boyd Gaming bank credit facility	(92.1)	(306.5)
Net payments under Peninsula bank credit facility	—	(52.2)
Proceeds from issuance of senior notes	—	750.0
Shares repurchased and retired	(11.1)	—
Other financing activities	(5.3)	(13.0)
Net cash provided by (used in) financing activities	(108.5)	378.3
Net cash provided by discontinued operations	35.7	2.7
Increase (decrease) in cash and cash equivalents	$(31.0)	$469.6

Cash Flows from Operating Activities
During the six months ended June 30, 2017 and 2016, we generated net operating cash flow of $195.2 million and $160.3 million, respectively. Generally, operating cash flows increased during 2017 as compared to the prior year period due to the flow through effect of higher revenues, including the impact of Acquisitions, and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2017 and 2016, we incurred net cash outflows for investing activities of $153.4 million and $71.7 million, respectively. The increase in outflows as compared to the prior year period is primarily due to the exercise of an option to acquire the land underlying The Orleans. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million, pursuant to the development agreement.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in the six months ended June 30, 2017, reflect primarily the use of excess cash to reduce our outstanding debt and repurchase outstanding common stock under our share repurchase program. The net cash inflows in the six months ended June 30, 2016 reflect primarily the net proceeds from the issuance of the 6.375% senior notes due 2026.

Cash Flows from Discontinued Operations
The increase in cash flows provided by discontinued operations for the six months ended June 30, 2017 compared to the corresponding period of the prior year is due to the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale of our 50% equity interest in the parent company of Borgata to MGM in August 2016.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2017	December 31, 2016	Increase/ (Decrease)
Boyd Gaming Debt
Bank credit facility	$1,690.4	$1,782.5	$(92.1)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
Other	0.6	0.6	—
Total long-term debt	3,191.0	3,283.1	(92.1)
Less current maturities	24.0	30.3	(6.3)
Long-term debt, net of current maturities	$3,167.0	$3,252.8	$(85.8)

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

Amounts Outstanding
The principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In millions)	2017	2016
Revolving Credit Facility	$145.0	$245.0
Term A Loan	216.6	222.2
Refinancing Term B Loans	1,256.3	—
Term B-1 Loan	—	271.8
Term B-2 Loan	—	997.5
Swing Loan	72.5	46.0
Total outstanding principal amounts under the Credit Facility	$1,690.4	$1,782.5

At June 30, 2017, approximately $1.7 billion was outstanding under the Credit Facility and $12.5 million was allocated to support various letters of credit, leaving remaining contractual availability of $545.0 million.

The blended interest rate for outstanding borrowings under the Credit Facility was 3.5% at June 30, 2017 and 3.4% at December 31, 2016.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.375% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, and our 6.375% senior notes due April 2026.

Covenant Compliance
As of June 30, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, essentially a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing credit facility, as well as from other funding sources as provided under our debt agreements. At June 30, 2017, the available borrowing capacity under our credit facility was $545.0 million.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Credit Facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. The Board of Directors reaffirmed this program in May 2017. We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2017, we repurchased 0.4 million shares of our common stock. There were no common stock repurchases for the six months ended June 30, 2016. We are currently authorized to repurchase up to an additional $81 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The initial quarterly dividend under this program of $0.05 per share will be paid July 15, 2017, to shareholders of record as of June 15, 2017. This dividend was paid subsequent to the end of the second quarter of 2017.

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

In addition, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe.

In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to purchase the land subject to the lease for $43.0 million and terminated the lease.

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

As of June 30, 2017, our long-term variable-rate borrowings represented approximately 53.0% of total long-term debt. Based on June 30, 2017 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause our annual interest costs to change by approximately $16.9 million.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2017. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2017 through April 30, 2017	—	$—	—	$92,049,757
May 1, 2017 through May 31, 2017	170,166	24.94	170,166	87,806,224
June 1, 2017 through June 30, 2017	271,420	25.23	271,420	80,959,488
Totals	441,586	$25.11	441,586	$80,959,488

Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of June 30, 2017, had $81 million remaining. The share repurchase program does not have an expiration date. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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
Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.3	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation. †	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

2.4	First amendment to Equity Purchase Agreement entered into as of July 19, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2016.

2.5	First Amendment to Agreement and Plan of Merger, dated as of September 26, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 27, 2016.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2017.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer