Form 10-Q
period 2017-09-30
BOYD GAMING CORP
filed 2017-11-07
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2017
Common stock, $0.01 par value	112,473,050

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$158,832	$193,862
Restricted cash	26,705	16,488
Accounts receivable, net	33,536	30,371
Inventories	17,816	18,568
Prepaid expenses and other current assets	45,673	46,214
Income taxes receivable	225	2,444
Total current assets	282,787	307,947
Property and equipment, net	2,556,116	2,605,169
Other assets, net	81,626	49,205
Intangible assets, net	846,616	881,954
Goodwill, net	888,224	826,476
Total assets	$4,655,369	$4,670,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$23,981	$30,336
Accounts payable	80,131	84,086
Accrued liabilities	283,112	251,082
Total current liabilities	387,224	365,504
Long-term debt, net of current maturities and debt issuance costs	3,045,586	3,199,119
Deferred income taxes	123,176	83,980
Other long-term tax liabilities	3,408	3,307
Other liabilities	61,865	84,715
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,590,429 and 112,896,377 shares outstanding	1,126	1,129
Additional paid-in capital	941,142	953,440
Retained earnings (accumulated deficit)	91,656	(19,878)
Accumulated other comprehensive income (loss)	186	(615)
Total Boyd Gaming Corporation stockholders' equity	1,034,110	934,076
Noncontrolling interest	—	50
Total stockholders' equity	1,034,110	934,126
Total liabilities and stockholders' equity	$4,655,369	$4,670,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues
Gaming	$487,372	$443,568	$1,482,427	$1,359,047
Food and beverage	85,640	74,257	261,425	226,955
Room	48,073	42,985	143,669	128,225
Other	31,639	29,579	98,592	90,738
Gross revenues	652,724	590,389	1,986,113	1,804,965
Less promotional allowances	65,059	58,488	193,238	175,812
Net revenues	587,665	531,901	1,792,875	1,629,153
Operating costs and expenses
Gaming	229,667	217,103	691,210	658,396
Food and beverage	47,487	40,745	146,538	124,664
Room	13,475	11,247	40,058	33,039
Other	18,566	18,660	58,176	56,819
Selling, general and administrative	91,288	80,833	275,938	241,686
Maintenance and utilities	30,244	27,854	82,507	76,711
Depreciation and amortization	55,201	47,928	161,728	143,831
Corporate expense	19,339	15,877	63,388	49,883
Project development, preopening and writedowns	2,975	3,735	8,731	11,473
Impairments of assets	—	—	—	1,440
Other operating items, net	758	3	1,707	555
Total operating costs and expenses	509,000	463,985	1,529,981	1,398,497
Operating income	78,665	67,916	262,894	230,656
Other expense (income)
Interest income	(452)	(1,050)	(1,367)	(2,506)
Interest expense, net of amounts capitalized	43,309	55,203	129,711	170,155
Loss on early extinguishments and modifications of debt	319	41,518	853	42,364
Other, net	(139)	1	531	143
Total other expense, net	43,037	95,672	129,728	210,156
Income (loss) from continuing operations before income taxes	35,628	(27,756)	133,166	20,500
Income tax (provision) benefit	(12,652)	189,620	(47,515)	174,231
Income from continuing operations, net of tax	22,976	161,864	85,651	194,731
Income from discontinued operations, net of tax	—	180,707	21,392	211,052
Net income	$22,976	$342,571	$107,043	$405,783

Basic net income per common share
Continuing operations	$0.20	$1.41	$0.74	$1.70
Discontinued operations	—	1.58	0.19	1.85
Basic net income per common share	$0.20	$2.99	$0.93	$3.55
Weighted average basic shares outstanding	114,836	114,567	115,108	114,335

Diluted net income per common share
Continuing operations	$0.20	$1.40	$0.74	$1.69
Discontinued operations	—	1.57	0.18	1.84
Diluted net income per common share	$0.20	$2.97	$0.92	$3.53
Weighted average diluted shares outstanding	115,501	115,202	115,768	115,051

Dividends declared per common share	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net income	$22,976	$342,571	$107,043	$405,783
Other comprehensive (loss) income, net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(305)	417	801	754
Comprehensive income attributable to Boyd Gaming Corporation	$22,671	$342,988	$107,844	$406,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(19,878)	$(615)	$50	$934,126
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	107,043	—	—	107,043
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	801	—	801
Stock options exercised	233,964	2	2,021	—	—	—	2,023
Release of restricted stock units, net of tax	156,750	1	(2,226)	—	—	—	(2,225)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Shares repurchased and retired	(870,315)	(8)	(22,152)	—	—	—	(22,160)
Cash dividends declared	—	—	—	(11,286)	—	—	(11,286)
Share-based compensation costs	—	—	11,212	—	—	—	11,212
Other	—	—	640	—	—	(50)	590
Balances, September 30, 2017	112,590,429	$1,126	$941,142	$91,656	$186	$—	$1,034,110

Balances, January 1, 2016	111,614,420	$1,117	$945,041	$(437,881)	$(316)	$50	$508,011
Net income	—	—	—	405,783	—	—	405,783
Comprehensive income attributable to Boyd	—	—	—	—	754	—	754
Stock options exercised	449,065	4	2,909	—	—	—	2,913
Release of restricted stock units, net of tax	261,235	2	(695)	—	—	—	(693)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Share-based compensation costs	—	—	7,125	—	—	—	7,125
Balances, September 30, 2016	112,483,747	$1,125	$953,511	$(32,098)	$438	$50	$923,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$107,043	$405,783
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(21,392)	(211,052)
Depreciation and amortization	161,728	143,831
Amortization of debt financing costs and discounts on debt	6,957	12,654
Share-based compensation expense	11,212	7,125
Deferred income taxes	43,266	(177,106)
Non-cash impairment of assets	—	1,440
Loss on early extinguishments and modifications of debt	853	42,364
Other operating activities	(2,106)	1,200
Changes in operating assets and liabilities:
Restricted cash	(10,217)	(4,262)
Accounts receivable, net	(3,056)	2,045
Inventories	753	733
Prepaid expenses and other current assets	(2,845)	(2,919)
Income taxes receivable	2,219	212
Other assets, net	3,626	(759)
Accounts payable and accrued liabilities	25,512	32,731
Other long-term tax liabilities	101	190
Other liabilities	(482)	2,696
Net cash provided by operating activities	323,172	256,906
Cash Flows from Investing Activities
Capital expenditures	(161,252)	(117,330)
Cash paid for acquisition, net of cash received	(1,153)	(372,322)
Advances pursuant to development agreement	(35,108)	—
Other investing activities	492	2,719
Net cash used in investing activities	(197,021)	(486,933)
Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	463,300	1,622,075
Payments under Boyd Gaming bank credit facility	(628,211)	(1,290,800)
Borrowings under Peninsula bank credit facility	—	237,000
Payments under Peninsula bank credit facility	—	(899,750)
Proceeds from issuance of senior notes	—	750,000
Retirements of senior notes	—	(700,000)
Debt financing costs, net	(2,700)	(40,718)
Premium and consent fees paid	—	(15,750)
Share-based compensation activities, net	(1,993)	1,353
Shares repurchased and retired	(22,160)	—
Dividends paid	(5,653)	—
Other financing activities	503	—
Net cash used in financing activities	(196,914)	(336,590)
Cash Flows from Discontinued Operations
Cash flows from operating activities	(514)	(26,596)
Cash flows from investing activities	36,247	594,080
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	35,733	567,484
Change in cash and cash equivalents	(35,030)	867
Cash and cash equivalents, beginning of period	193,862	158,821
Cash and cash equivalents, end of period	$158,832	$159,688
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$109,634	$147,001
Cash paid for income taxes, net of refunds	5,252	31,698
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$3,709	$4,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________
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

See Note 3, Acquisitions and Divestitures, for a discussion of our acquisitions of Aliante, Cannery and Eastside Cannery, which were completed during the year ended December 31, 2016. We have not disclosed the pro forma impact of these acquisitions to our results of operations, as the pro forma impact was deemed immaterial.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Rooms	$19,394	$18,778	$56,750	$56,017
Food and beverage	41,768	36,528	125,922	109,640
Other	3,897	3,182	10,566	10,155
Total promotional allowances	$65,059	$58,488	$193,238	$175,812

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Rooms	$8,508	$8,307	$24,995	$24,797
Food and beverage	37,651	32,611	112,539	96,724
Other	3,371	3,041	9,827	9,021
Total estimated cost of promotional allowances	$49,530	$43,959	$147,361	$130,542

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $81.5 million and $79.7 million for the three months ended September 30, 2017 and 2016, respectively, and $248.5 million and $243.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The effective tax rates on income from continuing operations during the nine months ended September 30, 2017 and 2016 were 35.7% and (849.9%), respectively. Our provision for the nine months ended September 30, 2017 was favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes, the recognition of unrecognized tax benefits due to statute expirations and the reversal of related accrued interest. These benefits were offset by state taxes resulting in an effective tax rate greater than the federal statutory rate.

In performing our third quarter 2016 valuation allowance analysis, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilized a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended September 30, 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended September 30, 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized, and we released $190.4 million of valuation allowance

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets during the third quarter of 2016.

Other Long-Term Tax Liabilities
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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties are included in other long-term tax liabilities on the condensed consolidated balance sheets.

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

Change in Accounting Principle
In first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09") which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity. The cumulative effect of this change in accounting principle is to record the benefit of previously unrecognized excess tax deductions as an increase in retained earnings of $15.8 million on the condensed consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2017.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

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

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Aliante Casino + Hotel + Spa
On September 27, 2016, Boyd Gaming completed the acquisition of ALST Casino Holdco LLC, the holding company of Aliante Casino + Hotel + Spa ("Aliante"). Pursuant to the merger agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and the results of its operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017. Aliante's cash flows are reported in our condensed consolidated statements of cash flows for the nine months ended September 30, 2017. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas and offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 11, Segment Information).

Acquisition Method of Accounting
The Company followed the acquisition method of accounting according to the guidance of FASB Accounting Standards Codification Topic 805 ("ASC 805"). In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Aliante’s opening balance sheet on September 27, 2016, which was initially reported in our Form 10−K for the year ended December 31, 2016. During the measurement period, which concluded on June 30, 2017, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $2.6 million reduction in other assets, primarily related to base stock, a $0.8 million reduction in property and equipment and a $0.4 million increase in assumed liabilities,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

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

Cannery Casino Hotel and Nevada Palace, LLC
On December 20, 2016 (the "Acquisition Date"), Boyd Gaming completed the acquisitions of Cannery, the owner and operator of Cannery Casino Hotel, and Eastside Cannery, the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the "Purchase Agreement") dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC ("Seller"), Cannery and Eastside Cannery.

Pursuant to the terms of the Purchase Agreement, Boyd acquired from Seller all of the issued and outstanding membership interests of Cannery and Eastside Cannery (the "Acquisitions"). With the closing of the Acquisitions, each of Cannery and Eastside Cannery became wholly owned subsidiaries of Boyd. Accordingly, the acquired assets and liabilities of Cannery and Eastside Cannery are included in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and the results of their operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The Cannery and Eastside Cannery's cash flows are reported in our condensed consolidated statements of cash flows for the nine months ended September 30, 2017. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment (See Note 11, Segment Information).

The fair value of the consideration transferred to Seller on the Acquisition Date was $238.6 million. In addition, the Purchase Agreement provided for a working capital adjustment to the purchase consideration. This adjustment was calculated during second quarter 2017 and paid during the third quarter, resulting in an additional $1.2 million being paid to Seller.

Acquisition Method of Accounting
The Company followed the acquisition method of accounting per ASC 805 guidance. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values, as determined by management based on its judgment with assistance from third-party appraisals. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The purchase price allocation below represents the opening balance sheet on December 20, 2016, which was initially reported in our Form 10-K for the year ended December 31, 2016. During the measurement period, which concluded on September 30, 2017, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $62.5 million reduction in acquired assets, primarily related to a $56.7 million reduction in property and equipment, and a $5.0 million reduction in assumed liabilities with a corresponding increase to goodwill of $58.7 million. The property and equipment adjustment resulted in a depreciation expense reduction of $1.9 million for the nine months ended September 30, 2017. The measurement period adjustment and the related tax impact were immaterial to our condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

The following table summarizes the components and allocation of the purchase price, including the measurement period adjustments:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Current assets	$29,929	$(8,345)	$21,584
Property and equipment	181,757	(56,675)	125,082
Other long-term assets	—	3,419	3,419
Intangible and other assets	16,330	(880)	15,450
Total acquired assets	228,016	(62,481)	165,535

Current liabilities	15,850	(4,984)	10,866
Total liabilities assumed	15,850	(4,984)	10,866
Net identifiable assets acquired	212,166	(57,497)	154,669
Goodwill	26,401	58,651	85,052
Net assets acquired	$238,567	$1,154	$239,721

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in MDDHC, the parent company of Borgata in Atlantic City, New Jersey, to MGM pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly owned subsidiary of Boyd, and MGM.

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

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds did not include our 50% share of any future property tax settlement benefits related to the time period during which we held a 50% ownership in MDDHC to which Boyd Gaming retained the right to receive upon payment. On February 15, 2017, Borgata entered into a settlement agreement with Atlantic City, the terms of which provided for $72 million to be paid to Borgata to resolve the remaining property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the nine months ended September 30, 2017, we recognized $36.2 million in income for the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale. These payments, net of tax of $14.8 million for the nine months ended September 30, 2017, are included in discontinued operations in the condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Summarized income statement information for Borgata is as follows:

(In thousands)	Period from July 1 to July 31, 2016	Period from January 1 to July 31, 2016
Net revenues	$91,870	$485,510
Operating expenses	63,997	366,812
Operating income	27,873	118,698
Non-operating expenses	6,104	36,280
Net income	$21,769	$82,418

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Land	$295,133	$251,316
Buildings and improvements	2,920,922	2,915,664
Furniture and equipment	1,299,943	1,243,724
Riverboats and barges	239,591	239,264
Construction in progress	59,809	86,226
Other	725	726
Total property and equipment	4,816,123	4,736,920
Less accumulated depreciation	2,260,007	2,131,751
Property and equipment, net	$2,556,116	$2,605,169

Other property and equipment presented in the table above relates to the estimated net realizable value of construction materials inventory that was not disposed of with the 2013 sale of the Echelon development project. Such assets are not in service and are not currently being depreciated. Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Depreciation expense	$51,109	$44,010	$148,274	$131,832

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	0.4 years	$145,700	$(136,158)	$—	$9,542
Favorable lease rates	38.3 years	11,730	(3,017)	—	8,713
Development agreement	—	21,373	—	—	21,373
		178,803	(139,175)	—	39,628

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, September 30, 2017		$1,204,025	$(173,135)	$(184,274)	$846,616

	December 31, 2016
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.1 years	$144,780	$(125,318)	$—	$19,462
Favorable lease rates	31.4 years	45,370	(13,039)	—	32,331
Development agreement	—	21,373	—	—	21,373
		211,523	(138,357)	—	73,166

Indefinite lived intangible assets
Trademarks	Indefinite	153,687	—	(4,300)	149,387
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,027,022	(33,960)	(184,274)	808,788
Balance, December 31, 2016		$1,238,545	$(172,317)	$(184,274)	$881,954

In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to terminate the existing lease and purchase the land subject to the lease, therefore combining the remaining unamortized favorable lease rate asset into the cost of the land asset.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Payroll and related expenses	$67,216	$68,102
Interest	44,484	33,407
Gaming liabilities	54,161	41,942
Player loyalty program liabilities	18,542	19,076
Dividend payable	5,633	—
Other accrued liabilities	93,076	88,555
Total accrued liabilities	$283,112	$251,082

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs, consists of the following:

		September 30, 2017
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Sept. 30, 2017	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.52%	1,617,628	(1,613)	(25,856)	1,590,159
6.875% senior notes due 2023	6.88%	750,000	—	(11,201)	738,799
6.375% senior notes due 2026	6.38%	750,000	—	(9,894)	740,106
Other	5.80%	503	—	—	503
Total long-term debt		3,118,131	(1,613)	(46,951)	3,069,567
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,094,150	$(1,613)	$(46,951)	$3,045,586

		December 31, 2016
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Dec. 31, 2016	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.44%	$1,782,538	$(1,888)	$(28,503)	$1,752,147
6.875% senior notes due 2023	6.88%	750,000	—	(11,209)	738,791
6.375% senior notes due 2026	6.38%	750,000	—	(12,074)	737,926
Other	5.80%	591	—	—	591
Total long-term debt		3,283,129	(1,888)	(51,786)	3,229,455
Less current maturities		30,336	—	—	30,336
Long-term debt, net		$3,252,793	$(1,888)	$(51,786)	$3,199,119

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

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

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Revolving Credit Facility	$135,000	$245,000
Term A Loan	213,750	222,188
Refinancing Term B Loans	1,233,178	—
Term B-1 Loan	—	271,750
Term B-2 Loan	—	997,500
Swing Loan	35,700	46,100
Total outstanding principal amounts under the Credit Facility	$1,617,628	$1,782,538

At September 30, 2017, approximately $1.6 billion was outstanding under the Credit Facility and $12.9 million was allocated to support various letters of credit, leaving remaining contractual availability of $591.4 million.

Covenant Compliance
As of September 30, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% senior notes due May 2023 ("6.875% Notes"), the 6.375% senior notes due April 2026 ("6.375% Notes" and, together with the 6.875% Notes, the "Senior Notes") and the Credit Agreement.

Loss on Early Extinguishments and Modifications of Debt
We incurred charges of $0.3 million and $0.9 million during the three and nine months ended September 30, 2017, respectively, due to costs incurred related to the Refinancing Amendment and for debt financing costs written off reflecting the ratable reduction in borrowing capacity due to optional prepayments of the Refinancing Term B Loans of $20.0 million for the three months ended September 30, 2017 and $25.0 million for the nine months ended September 30, 2017. We incurred charges of $41.5 million and $42.4 million during the three and nine months ended September 30, 2016, respectively, related to the modification of the Credit Facility, redemption of our 9.00% senior notes due 2018 and Peninsula Gaming's 8.375% senior notes due 2018, and the extinguishment of the Peninsula Gaming bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

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

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of September 30, 2017, had $69.9 million remaining. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

The following table provides information regarding share repurchases during the referenced periods.(1)

(In thousands, except per share data)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Shares repurchased (2)	429	870
Total cost, including brokerage fees	$11,070	$22,160
Average repurchase price per share (3)	$25.82	$25.46
(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2017. These amounts exclude repurchases traded but not yet settled on or before September 30, 2017.
(2) All shares repurchased have been retired and constitute authorized but unissued shares.
(3) Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program and declared a quarterly dividend of $0.05 per share, to be paid July 15, 2017, to shareholders of record as of June 15, 2017. This dividend was paid in the third quarter of 2017.

On September 6, 2017, the Company declared a quarterly dividend of $0.05 per share, to be paid October 15, 2017, to shareholders of record as of September 18, 2017. This dividend was paid after the end of the third quarter of 2017.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Gaming	$82	$86	$263	$251
Food and beverage	15	17	50	48
Room	8	8	24	23
Selling, general and administrative	418	437	1,337	1,274
Corporate expense	1,859	994	9,538	5,529
Total share-based compensation expense	$2,382	$1,542	$11,212	$7,125

Performance Shares
Our stock incentive plan provides for the issuance of Performance Share Unit ("PSU") grants which may be earned, in whole or in part, upon passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

(Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	September 30, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$158,832	$158,832	$—	$—
Restricted cash	26,705	26,705	—	—
Investment available for sale	17,823	—	—	17,823

Liabilities
Contingent payments	$3,019	$—	$—	$3,019

	December 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$193,862	$193,862	$—	$—
Restricted cash	16,488	16,488	—	—
Investment available for sale	17,259	—	—	17,259

Liabilities
Contingent payments	$3,038	$—	$—	$3,038

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at September 30, 2017 and December 31, 2016.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2017 and December 31, 2016 is a discount rate of 9.9% and 10.3%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At September 30, 2017 and December 31, 2016, $0.5 million and $0.4 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2017 and December 31, 2016, $17.3 million and $16.8 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $3.0 million and $3.1 million, respectively, at September 30, 2017 and December 31, 2016 is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2017 and December 31, 2016, is a discount rate of 9.1% and 18.5%, respectively. At September 30, 2017 and December 31, 2016, there was a current liability of $0.8 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at September 30, 2017 and December 31, 2016, of $2.2 million, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,456	$(3,204)	$17,832	$(3,488)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	34	(69)	30	(147)
Included in other comprehensive income (loss)	333	—	417	—
Included in other items, net	—	64	—	—
Purchases, sales, issuances and settlements:
Settlements	—	190	—	200
Balance at end of reporting period	$17,823	$(3,019)	$18,279	$(3,435)

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,259	$(3,038)	$17,839	$(3,632)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	103	(270)	96	(452)
Included in other comprehensive income	901	—	754	—
Included in other items, net	—	(334)	—	—
Purchases, sales, issuances and settlements:
Settlements	(440)	623	(410)	649
Balance at end of reporting period	$17,823	$(3,019)	$18,279	$(3,435)

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$32,112	$25,815	$26,911	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$33,456	$26,660	$27,054	Level 3
Other financial instruments	100	97	97	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,617,628	$1,590,159	$1,621,985	Level 2
6.875% senior notes due 2023	750,000	738,799	803,438	Level 1
6.375% senior notes due 2026	750,000	740,106	815,625	Level 1
Other	503	503	503	Level 3
Total debt	$3,118,131	$3,069,567	$3,241,551

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,782,538	$1,752,147	$1,791,853	Level 2
6.875% senior notes due 2023	750,000	738,791	806,250	Level 1
6.375% senior notes due 2026	750,000	737,926	804,375	Level 1
Other	591	591	591	Level 3
Total debt	$3,283,129	$3,229,455	$3,403,069

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about September 30, 2017 and December 31, 2016. The estimated fair values of our Senior Notes are based on quoted market prices as of September 30, 2017 and December 31, 2016. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2017 or 2016.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net Revenues
Las Vegas Locals	$207,291	$148,879	$641,288	$462,213
Downtown Las Vegas	58,832	56,606	179,137	174,423
Midwest and South	321,542	326,416	972,450	992,517
Total Reportable Segment Net Revenues	$587,665	$531,901	$1,792,875	$1,629,153

Adjusted EBITDA
Las Vegas Locals	$56,109	$36,173	$185,462	$123,617
Downtown Las Vegas	11,536	10,018	37,757	36,962
Midwest and South	90,106	90,633	277,880	281,305
Total Reportable Segment Adjusted EBITDA	157,751	136,824	501,099	441,884
Corporate expense	(17,480)	(14,884)	(53,850)	(44,355)
Adjusted EBITDA	140,271	121,940	447,249	397,529

Other operating costs and expenses
Deferred rent	290	816	977	2,449
Depreciation and amortization	55,201	47,928	161,728	143,831
Share-based compensation expense	2,382	1,542	11,212	7,125
Project development, preopening and writedowns	2,975	3,735	8,731	11,473
Impairments of assets	—	—	—	1,440
Other operating items, net	758	3	1,707	555
Total other operating costs and expenses	61,606	54,024	184,355	166,873
Operating income	$78,665	$67,916	$262,894	$230,656

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2017	2016
Assets
Las Vegas Locals	$1,790,476	$1,785,858
Downtown Las Vegas	170,172	157,319
Midwest and South	2,493,905	2,556,307
Total Reportable Segment Assets	4,454,553	4,499,484
Corporate	200,816	171,267
Total Assets	$4,655,369	$4,670,751

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

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

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% Notes, the 6.375% Notes and the Credit Facility.

The tables below present the condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidating statements of operations for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional Restricted Subsidiaries listed above as subsidiary guarantors.

Condensed Consolidating Balance Sheets

	September 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$(41)	$155,898	$2,975	$—	$—	$158,832
Other current assets	77,853	34,533	12,563	—	(994)	123,955
Property and equipment, net	71,678	2,456,577	27,861	—	—	2,556,116
Investments in subsidiaries	4,779,506	—	3,385	—	(4,782,891)	—
Intercompany receivable	—	1,852,237	—	—	(1,852,237)	—
Other assets, net	14,224	29,030	38,372	—	—	81,626
Intangible assets, net	—	822,557	24,059	—	—	846,616
Goodwill, net	—	887,442	782	—	—	888,224
Total assets	$4,943,220	$6,238,274	$109,997	$—	$(6,636,122)	$4,655,369

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,894	$87	$—	$—	$—	$23,981
Other current liabilities	127,641	208,632	27,201	—	(231)	363,243
Accumulated losses of subsidiaries in excess of investment	—	32,066	—	—	(32,066)	—
Intercompany payable	817,198	—	1,035,525	—	(1,852,723)	—
Long-term debt, net of current maturities and debt issuance costs	3,045,168	418	—	—	—	3,045,586
Other long-term liabilities	(104,791)	314,965	(21,725)	—	—	188,449
Total stockholders' equity (deficit)	1,034,110	5,682,106	(931,004)	—	(4,751,102)	1,034,110
Total liabilities and stockholders' equity	$4,943,220	$6,238,274	$109,997	$—	$(6,636,122)	$4,655,369

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$17,827	$580,932	$11,552	$—	$(22,646)	$587,665
Operating costs and expenses
Operating	—	298,306	10,889	—	—	309,195
Selling, general and administrative	—	89,438	1,850	—	—	91,288
Maintenance and utilities	—	29,839	405	—	—	30,244
Depreciation and amortization	3,218	50,935	1,048	—	—	55,201
Corporate expense	18,757	274	308	—	—	19,339
Project development, preopening and writedowns	1,252	646	1,077	—	—	2,975
Other operating items, net	127	631	—	—	—	758
Intercompany expenses	301	22,345	—	—	(22,646)	—
Total operating costs and expenses	23,655	492,414	15,577	—	(22,646)	509,000
Equity in earnings (losses) of subsidiaries	55,529	(559)	—	—	(54,970)	—
Operating income (loss)	49,701	87,959	(4,025)	—	(54,970)	78,665
Other expense (income)
Interest expense, net	42,544	306	7	—	—	42,857
Loss on early extinguishments of debt	319	—	—	—	—	319
Other, net	18	(139)	(18)	—	—	(139)
Total other expense, net	42,881	167	(11)	—	—	43,037
Income (loss) before income taxes	6,820	87,792	(4,014)	—	(54,970)	35,628
Income taxes benefit (provision)	16,156	(30,087)	1,279	—	—	(12,652)
Net income (loss)	$22,976	$57,705	$(2,735)	$—	$(54,970)	$22,976
Comprehensive income (loss)	$22,671	$57,400	$(2,735)	$—	$(54,665)	$22,671

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$29,708	$524,944	$12,212	$—	$(34,963)	$531,901
Operating costs and expenses
Operating	300	276,484	10,971	—	—	287,755
Selling, general and administrative	12,491	66,717	1,623	—	2	80,833
Maintenance and utilities	—	27,463	391	—	—	27,854
Depreciation and amortization	2,355	44,595	978	—	—	47,928
Corporate expense	14,247	471	1,159	—	—	15,877
Project development, preopening and writedowns	7,213	(5,646)	2,168	—	—	3,735
Other operating items, net	—	3	—	—	—	3
Intercompany expenses	301	34,299	365	—	(34,965)	—
Total operating costs and expenses	36,907	444,386	17,655	—	(34,963)	463,985
Equity in earnings (losses) of subsidiaries	230,669	(607)	—	—	(230,062)	—
Operating income (loss)	223,470	79,951	(5,443)	—	(230,062)	67,916
Other expense (income)
Interest expense, net	41,778	12,369	6	—	—	54,153
Loss on early extinguishments of debt	28,356	13,162	—	—	—	41,518
Other, net	—	20	(19)	—	—	1
Total other expense, net	70,134	25,551	(13)	—	—	95,672
Income (loss) from continuing operations before income taxes	153,336	54,400	(5,430)	—	(230,062)	(27,756)
Income taxes benefit	189,235	363	22	—	—	189,620
Income (loss) from continuing operations, net of tax	342,571	54,763	(5,408)	—	(230,062)	161,864
Income from discontinued operations, net of tax	—	180,707	—	—	—	180,707
Net income (loss)	$342,571	$235,470	$(5,408)	$—	$(230,062)	$342,571
Comprehensive income (loss)	$342,988	$235,887	$(5,408)	$—	$(230,479)	$342,988

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$55,027	$1,771,644	$35,870	$—	$(69,666)	$1,792,875
Operating costs and expenses
Operating	—	903,434	32,548	—	—	935,982
Selling, general and administrative	23	270,168	5,770	—	(23)	275,938
Maintenance and utilities	—	81,451	1,056	—	—	82,507
Depreciation and amortization	8,744	149,905	3,079	—	—	161,728
Corporate expense	61,128	1,012	1,248	—	—	63,388
Project development, preopening and writedowns	3,979	2,227	2,525	—	—	8,731
Other operating items, net	352	1,355	—	—	—	1,707
Intercompany expenses	903	68,740	—	—	(69,643)	—
Total operating costs and expenses	75,129	1,478,292	46,226	—	(69,666)	1,529,981
Equity in earnings (losses) of subsidiaries	207,414	(857)	—	—	(206,557)	—
Operating income (loss)	187,312	292,495	(10,356)	—	(206,557)	262,894
Other expense (income)
Interest expense, net	127,344	981	19	—	—	128,344
Loss on early extinguishments and modifications of debt	853	—	—	—	—	853
Other, net	538	45	(52)	—	—	531
Total other expense, net	128,735	1,026	(33)	—	—	129,728
Income (loss) from continuing operations before income taxes	58,577	291,469	(10,323)	—	(206,557)	133,166
Income taxes benefit (provision)	48,466	(99,325)	3,344	—	—	(47,515)
Income (loss) from continuing operations, net of tax	107,043	192,144	(6,979)	—	(206,557)	85,651
Income from discontinued operations, net of tax	—	21,392	—	—	—	21,392
Net income (loss)	$107,043	$213,536	$(6,979)	$—	$(206,557)	$107,043
Comprehensive income (loss)	$107,844	$214,337	$(6,979)	$—	$(207,358)	$107,844

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$91,901	$1,608,759	$36,606	$—	$(108,113)	$1,629,153
Operating costs and expenses
Operating	1,200	839,405	32,313	—	—	872,918
Selling, general and administrative	37,203	199,534	4,945	—	4	241,686
Maintenance and utilities	—	75,675	1,036	—	—	76,711
Depreciation and amortization	6,375	134,485	2,971	—	—	143,831
Corporate expense	45,121	1,380	3,382	—	—	49,883
Project development, preopening and writedowns	11,205	(4,382)	4,650	—	—	11,473
Impairments of assets	1,440	—	—	—	—	1,440
Other operating items, net	106	449	—	—	—	555
Intercompany expenses	903	106,119	1,095	—	(108,117)	—
Total operating costs and expenses	103,553	1,352,665	50,392	—	(108,113)	1,398,497
Equity in earnings (losses) of subsidiaries	372,953	(1,375)	—	—	(371,578)	—
Operating income (loss)	361,301	254,719	(13,786)	—	(371,578)	230,656
Other expense (income)
Interest expense, net	116,245	51,386	18	—	—	167,649
Loss on early extinguishments of debt	28,356	14,008	—	—	—	42,364
Other, net	1	196	(54)	—	—	143
Total other expense, net	144,602	65,590	(36)	—	—	210,156
Income (loss) from continuing operations before income taxes	216,699	189,129	(13,750)	—	(371,578)	20,500
Income taxes benefit (provision)	189,084	(14,845)	(8)	—	—	174,231
Income (loss) from continuing operations, net of tax	405,783	174,284	(13,758)	—	(371,578)	194,731
Income from discontinued operations, net of tax	—	211,052	—	—	—	211,052
Net income (loss)	$405,783	$385,336	$(13,758)	$—	$(371,578)	$405,783
Comprehensive income (loss)	$406,537	$386,090	$(13,758)	$—	$(372,332)	$406,537

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(39,365)	$370,417	$(9,570)	$254	$1,436	$323,172
Cash flows from investing activities
Capital expenditures	(82,241)	(78,801)	(210)	—	—	(161,252)
Cash paid for acquisition, net of cash received	(1,153)	—	—	—	—	(1,153)
Net activity with affiliates	—	(361,220)	—	—	361,220	—
Advances pursuant to development agreement	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	492	—	—	—	492
Net cash from investing activities	(83,394)	(439,529)	(35,318)	—	361,220	(197,021)
Cash flows from financing activities
Borrowings under bank credit facility	463,300	—	—	—	—	463,300
Payments under bank credit facility	(628,211)	—	—	—	—	(628,211)
Debt financing costs, net	(2,700)	—	—	—	—	(2,700)
Net activity with affiliates	318,333	—	44,577	(254)	(362,656)	—
Share-based compensation activities, net	(1,993)	—	—	—	—	(1,993)
Shares repurchased and retired	(22,160)	—	—	—	—	(22,160)
Dividends paid	(5,653)	—	—	—	—	(5,653)
Other financing activities	590	(87)	—	—	—	503
Net cash from financing activities	121,506	(87)	44,577	(254)	(362,656)	(196,914)
Cash flows from discontinued operations
Cash flows from operating activities	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	35,733	—	—	—	35,733
Net change in cash and cash equivalents	(1,253)	(33,466)	(311)	—	—	(35,030)
Cash and cash equivalents, beginning of period	1,212	189,364	3,286	—	—	193,862
Cash and cash equivalents, end of period	$(41)	$155,898	$2,975	$—	$—	$158,832

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(87,625)	$319,428	$16,353	$—	$8,750	$256,906
Cash flows from investing activities
Capital expenditures	(29,012)	(87,679)	(639)	—	—	(117,330)
Cash paid for acquisition, net of cash received	(372,322)	—	—	—	—	(372,322)
Net activity with affiliates	—	212,344	—	—	(212,344)	—
Other investing activities	—	704	2,015	—	—	2,719
Net cash from investing activities	(401,334)	125,369	1,376	—	(212,344)	(486,933)
Cash flows from financing activities
Borrowings under bank credit facility	1,622,075	237,000	—	—	—	1,859,075
Payments under bank credit facility	(1,290,800)	(899,750)	—	—	—	(2,190,550)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Retirements of senior notes	(350,000)	(350,000)	—	—	—	(700,000)
Debt financing costs, net	(40,718)	—	—	—	—	(40,718)
Premium and consent fees paid	(15,750)	—	—	—	—	(15,750)
Net activity with affiliates	(185,498)	—	(17,875)	(221)	203,594	—
Share-based compensation activities, net	1,353	—	—	—	—	1,353
Net cash from financing activities	490,662	(1,012,750)	(17,875)	(221)	203,594	(336,590)
Cash flows from discontinued operations
Cash flows from operating activities	—	(26,596)	—	—	—	(26,596)
Cash flows from investing activities	—	594,080	—	—	—	594,080
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	567,484	—	—	—	567,484
Net change in cash and cash equivalents	1,703	(469)	(146)	(221)	—	867
Cash and cash equivalents, beginning of period	2	156,116	2,482	221	—	158,821
Cash and cash equivalents, end of period	$1,705	$155,647	$2,336	$—	$—	$159,688

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2017. During this period, up to the filing date, we did not identify any additional subsequent events, other than the payment of a cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net revenues	$587.7	$531.9	$1,792.9	$1,629.2
Operating income	78.7	67.9	262.9	230.7
Income from continuing operations, net of tax	23.0	161.9	85.7	194.7
Income from discontinued operations, net of tax	—	180.7	21.4	211.1
Net income	23.0	342.6	107.0	405.8

Net Revenues
Net revenues increased $55.8 million, or 10.5%, for the three months ended September 30, 2017, compared to the prior year period due primarily to the acquisitions of Aliante and the Cannery Properties (the "Acquisitions") in September and December 2016, respectively. In addition, net revenues related to the Las Vegas Locals segment, excluding the Acquisitions, increased by $4.7 million from the prior year comparable period. These increases are offset by decreases in net revenues in the Midwest and South segment. Hurricane Harvey impacted business volumes for several weeks beginning in late August at Delta Downs and to a lesser extent at several of our other Louisiana and Mississippi properties. In addition, Evangeline Downs experienced declines in revenue due to localized economic weakness in its market.

Net revenues increased $163.7 million, or 10.0%, for the nine months ended September 30, 2017, compared to the prior year period due primarily to the Acquisitions. In addition, net revenues related to the Las Vegas Locals, excluding the Acquisitions, and the Downtown Las Vegas segments increased by $8.7 million and $4.7 million, respectively, from the prior year comparable period. These increases are offset by decreases in net revenues in the Midwest and South segment, primarily at Evangeline Downs and Amelia Belle.

Operating Income
Operating income increases of $10.7 million, or 15.8%, during the three months ended September 30, 2017, compared to the corresponding period of the prior year, reflect the impact of the Acquisitions, as well as the impact of our continuing cost control and operational efficiencies efforts. Operating margins in gaming, food and beverage, rooms and other changed slightly and are discussed in detail below.

The $32.2 million, or 14.0%, increase in operating income during the nine months ended September 30, 2017, compared to the corresponding period of the prior year reflects the impact of the Acquisitions, as well as the impact of our continuing cost control efforts. Operating margins in gaming, food and beverage, rooms and other all changed slightly and are discussed in detail below. Corporate expense increased $13.5 million over the comparable prior year period due to costs related to creation of back-of-house support functions as part of the implementation of our business improvement initiatives. Project development, preopening and writedowns declined by $2.7 million as compared to the prior year period due primarily to the Acquisitions that occurred in the prior period, with no similar transactions in the current period.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the three months ended September 30, 2017 was $23.0 million, as compared to $161.9 million in the comparable prior year period, resulting in a decrease of $138.9 million. This decrease is attributable to a $202.3 million change in the income tax provision primarily due to the release of a valuation allowance on our federal and unitary state income tax net operating loss carryforwards and deferred tax assets in the prior year. Partially offsetting this benefit, is a $41.2 million decline in loss on early extinguishments of debt compared to the prior year period due to the modification of the Boyd Gaming Credit Facility, redemption of our 9.0% senior notes due 2018 and Peninsula Gaming's 8.375% senior notes due 2018, and the extinguishment of the Peninsula Gaming bank credit facility. In addition, operating income increased $10.7 million from the prior year comparable period for those factors mentioned above and interest expense, net of amounts capitalized, declined by $11.9 million due to a decrease in average outstanding borrowings of $28.8 million, along with a decline in the weighted average interest rate of 0.6%.

Income from continuing operations, net of tax for the nine months ended September 30, 2017 was $85.7 million, as compared to $194.7 million in the comparable prior year period, a decrease of $109.1 million. The decrease is due to a $221.7 million change in the income tax provision. As discussed above, there was an income tax benefit of $190.4 million in the prior year related to the release of a valuation allowance on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets. Partially offsetting the benefit, is a $41.5 million decrease in loss on early extinguishments and modifications of debt as compared to the prior year. In addition, operating income increased $32.2 million from the prior year for those factors mentioned above and interest expense, net of amounts capitalized, declined by $40.4 million due to a decline in average outstanding borrowings of $191.2 million, along with a decline in the weighted average interest rate of 1.0%.

Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the nine months ended September 30, 2017 include property tax recovery proceeds of $36.2 million related to the final settlement of Borgata's property tax disputes with Atlantic City. The corresponding period of the prior year, includes the $181.7 million after-tax gain on the sale of our equity interest, a $4.3 million property tax refund received after the sale, and our share of the operations of Borgata through the date of sale.

Net Income
Net income for the three months ended September 30, 2017 was $23.0 million, compared with net income of $342.6 million for the corresponding period of the prior year. The $319.6 million change is primarily due to the $138.9 million decrease in income from continuing operations, net of tax (as discussed above) along with a $180.7 million decrease in income from discontinued operations from the prior year comparable period.

Net income for the nine months ended September 30, 2017 was $107.0 million, compared with net income of $405.8 million for the corresponding period of the prior year. The $298.7 million change is primarily due to the $109.1 million decrease in income from continuing operations, net of tax (as discussed above) along with a $189.7 million decrease in income from discontinued operations from the prior year comparable period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% of gross revenues for each of the three and nine month periods ended September 30, 2017 and 2016. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for each of the three and nine month periods ended September 30, 2017 and 2016. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
REVENUES
Gaming	$487.4	$443.6	$1,482.4	$1,359.0
Food and beverage	85.6	74.3	261.4	227.0
Room	48.1	43.0	143.7	128.2
Other	31.6	29.5	98.6	90.8
Gross revenues	652.7	590.4	1,986.1	1,805.0
Less promotional allowances	65.0	58.5	193.2	175.8
Net revenues	$587.7	$531.9	$1,792.9	$1,629.2

COSTS AND EXPENSES
Gaming	$229.7	$217.1	$691.2	$658.4
Food and beverage	47.5	40.7	146.5	124.7
Room	13.5	11.2	40.1	33.0
Other	18.6	18.7	58.2	56.8
Total costs and expenses	$309.3	$287.7	$936.0	$872.9

MARGINS
Gaming	52.9%	51.1%	53.4%	51.6%
Food and beverage	44.5%	45.1%	44.0%	45.0%
Room	71.9%	74.0%	72.1%	74.2%
Other	41.1%	36.9%	41.0%	37.4%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games. The $43.8 million, or 9.9%, increase in gaming revenues during the three months ended September 30, 2017, as compared to the corresponding period of the prior year, was primarily due to the addition of the Acquisitions to the Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest and South segment. The Midwest and South segment experienced a 1.0% decrease in slot handle and a 0.8% decrease in table game drop.

The $123.4 million, or 9.1%, increase in gaming revenues during the nine months ended September 30, 2017, as compared to the corresponding period of the prior year, was primarily due to the addition of the Acquisitions to the Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest and South segment. The Midwest and South segment experienced a 2.2% decrease in slot handle and a 3.3% decrease in table game drop.

Food and Beverage
Food and beverage revenues increased $11.4 million, or 15.3%, during the three months ended September 30, 2017, as compared to the corresponding period of the prior year. The increase in food and beverage revenues was primarily due to the addition of the Acquisitions. Food covers increased 34.0% and average check increased 16.0% in the Las Vegas Locals segment. Partially offsetting this increase is a decrease of $1.5 million in food and beverage revenues in the Midwest and South segment, primarily due to a decrease in average check of 3.5% and food covers of 4.4%. Food and beverage expenses increased by $6.7 million, or 16.5%, during the three months ended September 30, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Food and beverage revenues increased $34.5 million, or 15.2%, during the nine months ended September 30, 2017, as compared to the corresponding period of the prior year. The increase in food and beverage revenues was primarily due to the addition of the Acquisitions. Food covers increased 30.8% and average check increased 16.2% in the Las Vegas Locals segment. Partially offsetting this increase is a decrease of $3.5 million in food and beverage revenues in the Midwest and South segment, primarily due to a decrease in food covers of 5.3%. Food and beverage expenses increased by $21.9 million, or 17.5%, during the nine months ended September 30, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Room
Room revenues increased by $5.1 million, or 11.8%, during the three months ended September 30, 2017, as compared to the corresponding period of the prior year due primarily to the addition of the Acquisitions in the Las Vegas Locals segment. The average daily rate increased 11.7% while hotel occupancy decreased 3.7% for the Las Vegas Locals segment. Room expenses increased by $2.2 million, or 19.8%, during the three months ended September 30, 2017, as compared to the corresponding period of the prior year, due primarily to the addition of the Acquisitions.

Room revenues increased by $15.4 million, or 12.0%, during the nine months ended September 30, 2017, as compared to the corresponding period of the prior year due primarily to the addition of the Acquisitions in the Las Vegas Locals segment. The average daily rate increased 11.9% while hotel occupancy decreased 1.4% for the Las Vegas Locals segment. Room expenses increased by $7.0 million, or 21.2%, during the nine months ended September 30, 2017, as compared to the corresponding period of the prior year, primarily due to the addition of the Acquisitions.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $2.1 million, or 7.0% and $7.9 million, or 8.7% during the three and nine months ended September 30, 2017, respectively, as compared to the prior year due primarily to the Acquisitions, which accounted for an increase to other revenue in the Las Vegas Locals segment.

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

The following table presents our net revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net revenues
Las Vegas Locals	$207.3	$148.9	$641.3	$462.2
Downtown Las Vegas	58.8	56.6	179.1	174.4
Midwest and South	321.6	326.4	972.5	992.6
Net revenues	$587.7	$531.9	$1,792.9	$1,629.2

Adjusted EBITDA (1)
Las Vegas Locals	$56.1	$36.2	$185.5	$123.6
Downtown Las Vegas	11.6	10.0	37.7	37.0
Midwest and South	90.1	90.6	277.9	281.3
Total Reportable Segment Adjusted EBITDA	157.8	136.8	501.1	441.9
Corporate expense	(17.5)	(14.9)	(53.9)	(44.4)
Adjusted EBITDA	$140.3	$121.9	$447.2	$397.5
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Net revenues increased $58.4 million or 39.2%, and $179.1 million or 38.7%, during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding period of the prior year primarily due to the addition of the Acquisitions.

Adjusted EBITDA increased by $19.9 million or 55.1%, and $61.8 million or 50.0%, for the three and nine months ended September 30, 2017, respectively, over the comparable prior year period due primarily to the addition of the Acquisitions and our on-going cost control efforts.

Downtown Las Vegas
Net revenues increased $2.2 million or 3.9%, and $4.7 million or 2.7%, during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 51% and 47% during the three months ended September 30, 2017 and 2016, respectively, and 51% for each of the nine months ended September 30, 2017 and 2016, of our occupied rooms in this segment.

Adjusted EBITDA increased by $1.5 million or 15.2%, and $0.8 million or 2.2%, during the three and nine months ended September 30, 2017, respectively, over the comparable prior year period due in part to the early completion of the 300-room hotel renovation at the California property in August 2017.

Midwest and South
Net revenues decreased 1.5% during the three months ended September 30, 2017, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease resulting from a 1.0% decrease in slot handle and a 0.8% decrease in table game drop. Due to the decline in gaming revenue, there was a corresponding decrease in promotional allowances of $2.2 million. The results for the segment were impacted by Evangeline Downs experiencing localized economic weakness. In addition, weather related to Hurricane Harvey and heightened promotional activity in the Lake Charles market impacted Delta Downs, offsetting revenue gains realized from the additional hotel rooms that opened in late fourth quarter 2016.

Net revenues decreased 2.0% during the nine months ended September 30, 2017, as compared to the corresponding period of the prior year, primarily due to a gaming revenue decrease resulting from a 2.2% decrease in slot handle and a 3.3% decrease in table game drop. Due to the decline in gaming revenue, there was a corresponding decrease in promotional allowances of $6.0 million. The results for the segment were impacted by Evangeline Downs which is experiencing localized economic weakness. These declines were partially offset by room revenue growth of $2.2 million at Delta Downs due to the opening of the new hotel tower and newly renovated rooms. The average daily rate increased by 21.1% over the prior year.

The segment reported a 0.6% and 1.2% decrease in Adjusted EBITDA for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year period, due to the decrease in revenues offset by our cost control efforts.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Selling, general and administrative	$91.3	$80.8	$275.9	$241.7
Maintenance and utilities	30.2	27.9	82.5	76.7
Depreciation and amortization	55.2	47.9	161.7	143.8
Corporate expense	19.3	15.9	63.4	49.9
Project development, preopening and writedowns	3.0	3.7	8.7	11.5
Impairments of assets	—	—	—	1.4
Other operating items, net	0.8	—	1.7	0.6

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.0% and 13.7% during the three months ended September 30, 2017 and 2016, respectively, and 13.9% and 13.4% during the nine months ended September 30, 2017, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were relatively consistent at 4.6% and 4.7% during the three months ended September 30, 2017 and 2016, respectively, and 4.2% during each of the nine months ended September 30, 2017 and 2016.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of gross revenues, were 8.5% and 8.1% during the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense increased $7.3 million for the three months ended September 30, 2017, compared to the respective prior year period.

Depreciation and amortization expenses, as a percentage of gross revenues, were 8.1% and 8.0% during the nine months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense increased $17.9 million for the nine months ended September 30, 2017, compared to the respective prior year period.

The overall increase in the periods presented is primarily due to the Acquisitions with the remaining increase driven by additional depreciation for our recent capital expenditures.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.0% and 2.7% of gross revenues during the three months ended September 30, 2017 and 2016, respectively, and 3.2% and 2.8% of gross revenues during the nine months ended September 30, 2017 and 2016, respectively. Elevated corporate expenses, as compared to the prior year, include increased costs related to creation of consolidated back-of-house support functions as part of the implementation of the Company’s business improvement initiatives.

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

Impairments of Assets
Impairments of assets for the nine months ended September 30, 2016, included non-cash impairment charges related to non-operating assets.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Interest Expense, net	$42.9	$54.2	$128.3	$167.6
Average Long-Term Debt Balance(1)	3,165.3	3,194.2	3,234.7	3,425.9
Weighted Average Interest Rates	5.0%	5.6%	4.3%	5.3%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and nine months ended September 30, 2017, decreased $11.3 million or 20.9%, and $39.3 million or 23.4%, respectively, as compared to the prior year, due to the redemptions of our 9.0% senior notes and the Peninsula 8.375% senior notes, the payoff of the Peninsula bank credit facility, the refinancing of the Boyd Gaming Credit Facility in September 2016 and the refinancing of Term B Loans in March 2017. These transactions led to a reduction in the average long-term debt balance of $28.8 million and a reduction in the weighted average interest rate from 5.6% to 5.0% for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the average long-term debt balance decreased $191.2 million and the weighted average interest rate was reduced by 1.0% as a result of these transactions.

Loss on Early Extinguishments and Modifications of Debt
We incurred charges of $0.3 million and $0.9 million during the three and nine months ended September 30, 2017, respectively, due to costs incurred related to the Refinancing Amendment and for debt financing costs written off, which represents the ratable reduction in borrowing capacity due to optional prepayments of the Refinancing Term B Loans of $20.0 million for the three months ended September 30, 2017 and $25.0 million for the nine months ended September 30, 2017. We incurred charges of $41.5 million and $42.4 million during the three and nine months ended September 30, 2016, respectively, related to the modification of the Boyd Gaming Credit Facility, redemption of our 9.0% senior notes due 2018 and Peninsula Gaming's 8.375% senior notes due 2018, and the extinguishment of the Peninsula Gaming bank credit facility.

The components of the loss on early extinguishments and modifications of debt, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
9.00% Senior Notes premium and consent fees	$—	$15.7	$—	$15.8
9.00% Senior Notes deferred finance charges	—	6.0	—	6.0
8.375% Senior Notes deferred finance charges	—	4.5	—	4.5
Refinancing Amendment	—	—	0.6	—
Boyd Gaming Credit Facility deferred finance charges	0.3	6.6	0.3	6.6
Peninsula bank credit facility deferred finance charges	—	8.7	—	9.5
Total loss on early extinguishments and modifications of debt	$0.3	$41.5	$0.9	$42.4

Income Taxes
The effective tax rates on income from continuing operations during the nine months ended September 30, 2017 and 2016 were 35.7% and (849.9%), respectively. Our provision for the nine months ended September 30, 2017 was favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes, the recognition of unrecognized tax benefits due to statute expirations and the reversal of related accrued interest. These benefits were offset by state taxes resulting in an effective tax rate greater than the federal statutory rate.

During the nine months ended September 30, 2016, our effective tax rate was favorably impacted by the release of a valuation allowance on our federal and unitary state net operating loss carryforwards and other deferred tax assets. In performing our third quarter 2016 valuation allowance analysis, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilized a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended September 30, 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended September 30, 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from these deferred tax assets would be realized, and we released $190.4 million of valuation allowance on our federal and unitary state income tax net operating loss carryforwards and other deferred tax assets during the third quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2017 and December 31, 2016, we had balances of cash and cash equivalents of $158.8 million and $193.9 million, respectively. Despite such amounts of cash, we had working capital deficits of $104.4 million and $57.6 million at such respective dates.

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

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Net cash provided by operating activities	$323.2	$256.9

Cash flows from investing activities
Capital expenditures	(161.2)	(117.3)
Cash paid for acquisition, net of cash received	(1.2)	(372.3)
Advances pursuant to development agreement	(35.1)	—
Other investing activities	0.5	2.7
Net cash used in investing activities	(197.0)	(486.9)

Cash flows from financing activities
Net payments under Boyd Gaming bank credit facility	(164.9)	331.3
Net payments under Peninsula bank credit facility	—	(662.8)
Retirements of senior notes	—	(700.0)
Proceeds from issuance of senior notes	—	750.0
Dividends paid	(5.7)	—
Shares repurchased and retired	(22.2)	—
Other financing activities	(4.1)	(55.1)
Net cash used in financing activities	(196.9)	(336.6)
Net cash provided by discontinued operations	35.7	567.5
Increase (decrease) in cash and cash equivalents	$(35.0)	$0.9

Cash Flows from Operating Activities
During the nine months ended September 30, 2017 and 2016, we generated net operating cash flow of $323.2 million and $256.9 million, respectively. Generally, operating cash flows increased during 2017 as compared to the prior year period due to the flow through effect of higher revenues, including the impact of Acquisitions, and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2017 and 2016, we incurred net cash outflows for investing activities of $197.0 million and $486.9 million, respectively. The decrease in outflows as compared to the prior year period is due to the acquisition of Aliante, which closed on September 27, 2016. In January 2017, we paid $35.1 million for the acquisition of land that is the intended site of the Wilton Rancheria casino, pursuant to our development agreement with the Wilton Rancheria Tribe.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in the nine months ended September 30, 2017, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows in the nine months ended September 30, 2016 reflect primarily the redemption of our 9.00% senior notes due 2018 and Peninsula Gaming's 8.375% senior notes due 2018, and extinguishment of the Peninsula Gaming bank credit facility during the period, using the net cash proceeds from the sale of our equity interest in Borgata, and cash flow from the Refinancing Amendment.

Cash Flows from Discontinued Operations
The decrease in cash flows provided by discontinued operations for the nine months ended September 30, 2017, compared to the corresponding period of the prior year, is due to $589 million of cash proceeds received from the sale of our 50% equity interest in the parent company of Borgata to MGM in August 2016.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2017	December 31, 2016	Decrease
Boyd Gaming Debt
Bank credit facility	$1,617.6	$1,782.5	$(164.9)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
Other	0.5	0.6	(0.1)
Total long-term debt	3,118.1	3,283.1	(165.0)
Less current maturities	23.9	30.3	(6.4)
Long-term debt, net of current maturities	$3,094.2	$3,252.8	$(158.6)

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

Amounts Outstanding
The principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In millions)	2017	2016
Revolving Credit Facility	$135.0	$245.0
Term A Loan	213.7	222.2
Refinancing Term B Loans	1,233.2	—
Term B-1 Loan	—	271.8
Term B-2 Loan	—	997.5
Swing Loan	35.7	46.0
Total outstanding principal amounts under the Credit Facility	$1,617.6	$1,782.5

At September 30, 2017, approximately $1.6 billion was outstanding under the Credit Facility and $12.9 million was allocated to support various letters of credit, leaving remaining contractual availability of $591.4 million.

The blended interest rate for outstanding borrowings under the Credit Facility was 3.5% at September 30, 2017 and 3.4% at December 31, 2016.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.375% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, and our 6.375% senior notes due April 2026.

Covenant Compliance
As of September 30, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

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

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Credit Facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our Credit Facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. The Board of Directors reaffirmed this program in May 2017. We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2017, we repurchased 0.9 million shares of our common stock. There were no common stock repurchases for the nine months ended September 30, 2016. We are currently authorized to repurchase up to an additional $69.9 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program and declared a quarterly dividend of $0.05 per share, to be paid July 15, 2017, to shareholders of record as of June 15, 2017. This dividend was paid in third quarter of 2017.

On September 6, 2017, the Company declared a quarterly dividend of $0.05 per share, to be paid October 15, 2017, to shareholders of record as of September 18, 2017. This dividend was paid after the end of the third quarter of 2017.

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

In addition, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 30 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. With the compact now in place, we are in the process of finalizing project design and preparation and expect to begin construction mid-2018, with a construction timeline of 18 to 24 months.

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

As of September 30, 2017, our long-term variable-rate borrowings represented approximately 51.9% of total long-term debt. Based on September 30, 2017 debt levels, a 100 basis point change in the Eurodollar rate or the base rate would cause our annual interest costs to change by approximately $16.2 million.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2017. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
July 1, 2017 through July 31, 2017	153,652	$25.36	153,652	$77,063,563
August 1, 2017 through August 31, 2017	137,173	26.04	137,173	73,491,702
September 1, 2017 through September 30, 2017	137,904	26.12	137,904	69,889,449
Totals	428,729		428,729	$69,889,449

Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of September 30, 2017, had $69.9 million remaining. The share repurchase program does not have an expiration date. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2017.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer