Form 10-K
period 2017-12-31
BOYD GAMING CORP
filed 2018-02-26
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $2.0 billion.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2018
Common stock, $0.01 par value	112,507,885

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2017 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we have 24 wholly owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

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

Over the past several years, we have undertaken several programs aimed at reducing our cost structure in an effort to manage our properties' operations under tightened revenue trends. We have established a more efficient business model that we believe is helping us realize improved results, and we believe we have an opportunity to realize additional cost savings by leveraging our size and scale. We have strategically reinvested in our non-gaming amenities, including hotel rooms and restaurants, via a multi-year program that has now been completed to better capitalize on customers' evolving spending behaviors. We continue to manage our cost and expense structure to adjust to current business volumes and to generate strong and stable cash flows.

During 2017, we completed several transactions that improved our long-term financial position and strengthened our balance sheet. During first quarter 2017, we entered into Amendment No. 2 and Refinancing Amendment to our credit agreement which combined the Term B-1 Loan and Term B-2 Loan into the Refinancing Term B Loans. Since first quarter 2017, we have paid $85.0 million in prepayments on our Refinancing Term B Loans. On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program and authorized the reinstatement of the Company’s cash dividend program. Starting in second quarter 2017, the Company repurchased 1.2 million shares. The Company declared quarterly dividends of $0.05 per share on May 2, 2017, September 6, 2017 and December 7, 2017.

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. An example is our recent strategic initiative to enhance our non-gaming amenities at properties across the country that is designed to ensure our properties remain competitive and compelling to customers across generations. This initiative began in 2014 and continued into 2017, a period during which we invested over $100 million in these amenities. We have redesigned and enhanced approximately 3,100 hotel rooms at our properties across the country. We also introduced new food and beverage concepts across the Company, including Alder & Birch, Copper Whisk, Ondori, Bailiwick and the French Market Buffet at The Orleans, California Noodle House at the California, the Filament Bar at Fremont and the Filament Meetery & Eatery at Diamond Jo Dubuque, the Spotted Horse and Fast & Lucy’s Pub at Evangeline Downs, Angry Butcher and Big Mess BBQ at Sam's Town Las Vegas and Brigg’s Oyster Company at Suncoast.

On December 18, 2017, we announced that we had entered into a definitive agreement with Penn National Gaming, Inc. (the "Penn National Purchase Agreement"), to acquire the operations of four properties, which include Ameristar St. Charles and Ameristar Kansas City, both in Missouri, Belterra Casino Resort in Florence, Indiana, and Belterra Park in Cincinnati, Ohio, for total cash consideration of $575.0 million (the "Penn National Purchase"). As part of the transaction, we will enter into a master lease agreement with Gaming and Leisure Properties, Inc. ("GLPI"), which owns the real estate of Ameristar St. Charles, Ameristar Kansas City and Belterra Casino Resort. GLPI has entered into an agreement to purchase the real estate of Belterra Park from Penn National, and Belterra Park’s real estate will be leased to us as part of our master lease agreement with GLPI. The terms of our lease agreement will be substantially similar to Pinnacle’s current master lease with GLPI.

On December 20, 2017, we announced that we had entered into a definitive agreement with Valley Forge Convention Center Partners, L.P. (the "Valley Forge Merger Agreement"), to acquire Valley Forge Casino Resort in King of Prussia, Pennsylvania, for total cash consideration of $280.5 million (the "Valley Forge Merger").

The purchase price in each acquisition is subject to adjustment based on cash, working capital and indebtedness at closing. The completion of each acquisition is subject to customary conditions, including the receipt of all required regulatory approvals. In addition, the Penn National Purchase is also contingent upon the successful completion of Penn National’s proposed acquisition of Pinnacle Entertainment, Inc. Both acquisitions are currently expected to close in the second half of 2018.

We believe that the following factors have contributed to our success in the past and are central to our success in the future:

•	nine of our Las Vegas properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	our three downtown Las Vegas properties focus a majority of their marketing programs on, and derive a majority of their revenues from, a unique niche - Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have strengthened our balance sheet and have increasing free cash flow;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties
As of December 31, 2017, we own and operate 24 properties offering a total of 1,358,856 square feet of casino space, 30,267 slot machines, 632 table games and 9,372 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which generated approximately 75% of gross revenues for both 2017 and 2016 and 76% of gross revenues in 2015. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2017, 2016, and 2015. Room revenues and other revenues each contributed less than 10% of gross revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest and South.

As a result of the sale of our equity interest in Borgata (see Note 2, Acquisitions and Divestitures), we report our interest in Borgata as discontinued operations. As of September 27, 2016, our Las Vegas Locals segment includes our wholly owned subsidiary Aliante, and as of December 20, 2016, our Las Vegas Locals segment includes our wholly owned subsidiaries Cannery and Eastside Cannery. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8 for further discussion of these activities.

For financial information related to our segments as of and for the three years in the period ended December 31, 2017, see Note 13, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our properties (listed by the Reportable Segment in which each such property is reported), as of and for the year ended December 31, 2017:

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Las Vegas, Nevada
Gold Coast Hotel and Casino	2004	88,915	1,768	49	712	81%	$ 58
The Orleans Hotel and Casino	2004	137,000	2,407	60	1,885	84%	$ 66
Sam's Town Hotel and Gambling Hall	1979	120,681	1,876	28	645	87%	$ 60
Suncoast Hotel and Casino	2004	95,898	1,830	32	427	84%	$ 80
Eastside Cannery Casino and Hotel	2016	63,879	1,170	13	306	78%	$ 62
North Las Vegas, Nevada
Aliante Casino + Hotel + Spa	2016	125,000	1,825	37	202	91%	$ 101
Cannery Casino Hotel	2016	86,000	1,531	22	200	91%	$ 66
Henderson, Nevada
Eldorado Casino	1993	17,756	310	—	N/A	N/A	N/A
Jokers Wild Casino	1993	23,698	394	6	N/A	N/A	N/A

Downtown Las Vegas
Las Vegas, Nevada
California Hotel and Casino	1975	35,848	985	28	781	84%	$ 45
Fremont Hotel and Casino	1985	30,244	944	26	447	91%	$ 49
Main Street Station Casino, Brewery and Hotel	1993	26,918	824	19	406	94%	$ 48

Midwest and South
East Peoria, Illinois
Par-A-Dice Hotel Casino	1996	26,116	907	25	202	80%	$ 68
Michigan City, Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,690	40	486	79%	$ 78
Dubuque, Iowa
Diamond Jo Dubuque	2012	43,495	918	20	N/A	N/A	N/A
Northwood, Iowa
Diamond Jo Worth	2012	38,721	915	32	N/A	N/A	N/A
Mulvane, Kansas
Kansas Star Casino	2012	70,010	1,769	52	N/A	N/A	N/A
Amelia, Louisiana
Amelia Belle Casino	2012	27,484	838	15	N/A	N/A	N/A
Vinton, Louisiana
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,632	—	370	68%	$ 72
Opelousas, Louisiana
Evangeline Downs Racetrack and Casino	2012	39,208	1,360	—	N/A	N/A	N/A
Shreveport, Louisiana
Sam's Town Hotel and Casino	2004	29,285	999	25	514	73%	$ 74
Kenner, Louisiana
Treasure Chest Casino	1997	25,000	1,016	32	N/A	N/A	N/A
Biloxi, Mississippi
IP Casino Resort Spa	2011	81,700	1,538	52	1,089	85%	$ 69
Tunica, Mississippi
Sam's Town Hotel and Gambling Hall	1994	46,000	821	19	700	52%	$ 56
Total		1,358,856	30,267	632	9,372
N/A = Not Applicable

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties
Our Las Vegas Locals segment consists of nine casinos that primarily serve the resident population of the Las Vegas metropolitan area. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. In recent years, the Las Vegas economy has strengthened, as reflected in the positive trends in employment, construction activity and visitation. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.

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

Suncoast Hotel and Casino
Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast features 427 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theaters, and a 64-lane bowling center.

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

Aliante Casino + Hotel + Spa
Aliante is located in North Las Vegas adjacent to an 18-hole championship golf course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local high-end customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort, which includes 202 hotel rooms, multiple restaurant options, 125,000 square feet of gaming space, a 200-seat bingo room, a 16-screen movie theater complex, a 587-seat showroom, a spa, and a resort style pool with cabanas.

Cannery Casino Hotel
Cannery is located in the Eastern part of the Las Vegas Valley and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Cannery consists of local, casual working-class customers who gamble frequently. The Cannery has an 86,000-square-foot casino, a 200-room hotel, five restaurants and five bars, a 30,000 square foot entertainment venue and a 14-screen movie theater.

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

Downtown Las Vegas Properties
Our three Downtown Las Vegas properties directly compete with eight other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to provide air transportation for our customers. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2017, patrons from Hawaii comprised approximately 69% of the occupied room nights at the Cal, 37% of the occupied room nights at Fremont, and 45% of the occupied room nights at Main Street Station.

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

Par-A-Dice Hotel Casino
Par-A-Dice Hotel Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes four restaurants and a gift shop. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway, and it is the only casino gaming facility located within approximately 90 miles of Peoria, Illinois.

Blue Chip Casino, Hotel & Spa
Blue Chip Casino Hotel & Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 guest rooms, a spa and fitness center, dining and nightlife venues, and meeting and event space, including a land-based pavilion.

Diamond Jo Dubuque
Diamond Jo is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo is a two-story, approximately 188,000 square foot property that includes 918 slot machines and 20 table games. Additional amenities include a 30-lane bowling center, a 33,000 square foot event center, and two banquet rooms. The property also features several dining outlets, including the Kitchen Buffet, a 190-seat live action buffet, Woodfire Grille, the casino's 118-seat high-end restaurant, The Filament, a new and electrifying-yet-casual restaurant and bar, and Mojo's, a 122-seat sports bar, as well as three full service bars and Mississippi Moon Bar, a live music venue.

Diamond Jo Worth
Diamond Jo Worth is a land-based casino situated on a 46-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino currently has 915 slot machines and 32 table games in operation, as well as a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant, and Woodfire Grille, a 114-seat high-end restaurant. There is a 102-room hotel attached to the casino and a 60-room hotel adjacent to the casino, both of which are owned and operated by third parties. Under terms of an agreement with the owner, Diamond Jo Worth has the option to purchase the 102-room hotel.

Kansas Star Casino
Kansas Star serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to the Lottery Gaming Facility Management Contract (the "Kansas Management Contract"). The casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has 1,769 slot machines, 52 table games, a 250-seat buffet, a 140-seat steakhouse and a number of other amenities including a deli, noodle bar and casino bars. Kansas Star also has a 162,000 square foot arena designed to host various events, including concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room hotel adjacent to the casino that is operated by a third party.

Amelia Belle Casino
The Amelia Belle Casino is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks, and includes 838 slot machines and 15 table games. The first deck of the riverboat includes a 20-seat café with the third deck of the riverboat including a 140-seat buffet and banquet room.

Delta Downs Racetrack Casino & Hotel
Delta Downs Racetrack Casino & Hotel ("Delta Downs") is located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play and a 370-room hotel. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, located in Lake Charles, Louisiana, and is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana. In 2016, we completed a $45 million expansion of Delta Downs that added a new hotel tower, redesigned all existing rooms and food and beverage facilities, and expanded the special events center.

Evangeline Downs
The Evangeline Downs is a land-based racino located in Louisiana. The racino currently includes a casino with 1,360 slot machines and a 23,000 square foot convention center. The racino features multiple food venues, including The Cajun Buffet, a 300-seat buffet; Café, an 89-seat restaurant; The Spotted Horse Tavern and Dining Parlor, a 132-seat restaurant and tavern; and Fast and Lucy’s Pub, a newly renovated 110-seat restaurant and bar. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 968 horses. The Clubhouse, together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons. In the Clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. There is also a 117-room hotel adjacent to the racino, which is operated by a third party.

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

Treasure Chest Casino
Treasure Chest Casino ("Treasure Chest") is a dockside riverboat casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th century Victorian style paddlewheel riverboat, with a total capacity for 1,925 people. The entertainment complex located adjacent to the riverboat houses a 120-seat Caribbean showroom and two restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans.

IP Casino Resort Spa
The IP Casino Resort Spa ("IP") overlooks the scenic back bay of Biloxi and is one of the premier resorts on the Mississippi Gulf Coast, and a recipient of a AAA Four Diamond Award. The property features more than 1,000 hotel rooms and suites; 81,700-square-feet of casino space with 1,538 slot machines and 52 table games; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,383-seat theater offering regular headline entertainment; six lounges and bars; and eight restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.

Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 700 hotel rooms, an entertainment lounge, four dining venues, and the 1,600-seat River Palace Arena.

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

Future Development Opportunities
Development agreement with Wilton Rancheria
We have a development agreement and a management agreement with Wilton Rancheria, a federally-recognized Native American tribe located southeast of Sacramento, California, to develop and manage a gaming entertainment complex, subject to approval by the National Indian Gaming Commission. In January 2017, the tribe received a favorable Record of Decision from the Bureau of Indian Affairs and in February 2017, the land was taken into trust on behalf of the tribe. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. With the compact now in place, we are in the process of finalizing project design and construction planning. Once commenced, the construction timeline is expected to span 18 to 24 months. The land parcel taken into trust is located next to a mall being developed by the Howard Hughes Corporation, approximately 15 miles southeast of Sacramento. The project is located on Highway 99, one of the two major north-south freeways in the Sacramento area.

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

Other Promotional Activities
We provide other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties, and mid-week and other promotional activities that seek to generate visits to our properties during slower periods. Complementaries are usually in the form of monetary discounts, and other rewards generally can only be redeemed at our restaurants, retail and spa facilities.

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

Employees and Labor Relations
At December 31, 2017, we employed approximately 19,707 persons, and had collective bargaining agreements with two unions covering 1,811 employees. Negotiations for a first contract with an organized bargaining unit are in progress at several of our Las Vegas properties. Negotiations for contract renewal are also in progress at two of our Midwest and South properties.

Corporate Information
We were incorporated in Nevada in June 1988. Our principal executive offices are located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com.

Available Information
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain additional information and guidance by calling the SEC Investor Information Service at 1-800-SEC-0330. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, Nevada 89169, (702) 792-7200, Attn: David Strow, Vice President Corporate Communications.

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

Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•
The risk that the conditions to the closing of the Penn National Purchase or the Valley Forge Merger are not satisfied, that we fail to consummate such acquisitions, when anticipated, or at all, or that we fail to complete financing activities to obtain funds for such acquisitions.

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

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will not result in increased earnings to us.

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

•
The risk of failing to maintain the integrity of our information technology infrastructure causing the unintended distribution of our customer data to third parties and access by third parties to our customer data.

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

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2017 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the past housing, employment and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

For example, beginning in 2007 we experienced one of the toughest economic periods in Las Vegas history. The housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Las Vegas and other locations in which we own or invest in casino hotel properties. While the economy has improved significantly since the end of the recent economic recession, our business continues to be impacted from changes in consumer spending habits due to the recession. Our customers spend less per visit and differently than prior to the recession, including focusing more on non-gaming amenities.  We cannot say when, if ever, or to what extent, customer behavior in our various markets will fully-revert to pre-recession behavior trends.  If customers spend less per visit or customers prefer non-gaming amenities of our competitors, and we are unable to increase total visitation, our business may be adversely affected. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.

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

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, in December 2014, a new property opened in Lake Charles, Louisiana, that increased competition with Delta Downs Racetrack Casino & Hotel. At the end of December 2015, a new casino opened in D'Iberville, Mississippi that competes with IP Casino Resort Spa. In Illinois, the legalization of video lottery terminals in recent years has added more than 22,000 new gaming devices across the state, including nearly 4,000 in the immediate market of the Par-A-Dice Hotel Casino, increasing competition for that property. In January 2018, a new tribal casino in South Bend,

Indiana opened, which competes with Blue Chip for gaming customers. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. While no impairment charges were recorded as a result of the 2017 test, we recorded a non-cash impairment charge of $36.9 million in connection with the 2016 annual impairment test, comprised of impairment charges of $23.6 million to the Par-A-Dice gaming license, $12.5 million to Amelia Belle goodwill, and $0.8 million to trademarks in the Midwest and South segment. In connection with the 2015 annual impairment test, we recorded a non-cash impairment charge of $17.5 million to the Par-A-Dice gaming license.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

We face risks associated with growth and acquisitions.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, on December 18, 2017, we entered into a definitive agreement with Penn National Gaming, Inc. to acquire four properties in the Midwest and on December 20, 2017, we entered into a definitive agreement with Valley Forge Convention Center Partners, L.P., to acquire Valley Forge Casino Resort in King of Prussia, Pennsylvania (together the "Pending Acquisitions"). In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrating new properties, businesses and operations. Additionally, once the Pending Acquisitions have closed, we will need to successfully integrate the additional properties into Boyd Gaming’s operating structure in order to realize the anticipated benefits of the Pending Acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully incorporate the assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the Pending Acquisitions;

•
complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses associated with the Pending Acquisitions.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of our management; and

•	the disruption of, or the loss of momentum in, each our ongoing business or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, including the properties associated with the Pending Acquisitions into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

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

Our ability to consummate the Pending Acquisitions is contingent upon the receipt of governmental approvals and satisfaction of certain closing conditions.
The consummation of the Pending Acquisitions is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the state gaming commissions and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), as amended. In addition, the Penn National Purchase is also contingent upon the successful completion of Penn National’s proposed acquisition of Pinnacle Entertainment, Inc. Further, the review of the Pending Acquisitions by the state gaming commissions is currently ongoing, and we have not yet received approval for from the state gaming commissions. If we fail to receive all such required regulatory approvals, or any required closing condition is not satisfied (or waived, where applicable), we will be unable to consummate the Pending Acquisitions and our business will be negatively affected. Such effects could include, but are not limited to, the failure to recognize the anticipated benefits of the Pending Acquisitions, the loss of management’s time and the expense expended with respect to investigating, entering into, and attempting to consummate such acquisition, as well as other related costs to Boyd Gaming’s business. Further, the failure to consummate the Penn National Purchase could result in a reverse termination fee payment of up to $58 million in certain circumstances.

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

The legislation permitting gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." Such "qualified sponsoring organizations" may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The Dubuque Racing Association ("DRA"), a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the "qualified sponsoring organization" of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. Diamond Jo Dubuque has entered into an amendment to the existing operating agreement with the qualified sponsoring organization. The new agreement will go into effect on January 1, 2019 and will extend for twelve years, expiring on December 31, 2030. The agreement is subject to review and approval by the state gaming commission. The Worth County Development Authority ("WCDA"), pursuant to the WCDA Operating Agreement, serves as the "qualified sponsoring organization" of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our "qualified sponsoring organization" with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative "qualified sponsoring organization" as required by our gaming license, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

Currently, in Iowa, we are taxed at an effective rate of approximately 21.5% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in the costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.8 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our off-track betting parlors. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. In April 2017, the agreement Amelia Belle had with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana was modified. Prior to June 1, 2017, Amelia Belle paid a percentage fee based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under this agreement was $1.5 million. Under the revised agreement with the Parish of St. Mary, Amelia Belle was to pay a flat fee of $1.5 million by June 1, 2017, which was met. Subsequent annual payments are due on June 15th of each year based on a net gaming proceeds for each twelve calendar month period of operation as follows: $1.4 million fee on net gaming proceeds up to $45 million, $1.5 million fee on amounts from $45 million to $50 million, $1.6 million fee on amounts from $50 million to $52.5 million, and $1.7 million fee on net gaming proceeds above $52.5 million. Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Kansas Star is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which historically have ranged from $3.0 million to $3.5 million on an annual basis.

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

The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip, Sam's Town Shreveport and Amelia Belle gaming operations on riverboats. Each of our riverboats must comply with the United States Coast Guard ("USCG") requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.

USCG regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The USCG may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the USCG has allowed in-place underwater inspections of our riverboats twice every five years on alternate two- and three-year schedules. The USCG may not continue to allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

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
We lease certain parcels of land on which Eastside Cannery, Suncoast, Treasure Chest, Sam's Town Shreveport and IP's hotels and gaming facilities are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act changed the carryback and carryforward periods for NOLs generated after December 31, 2017 and imposed annual limitations on the use of such NOLs. While the rules for NOLs generated prior to December 31, 2017 did not change, our NOLs all predate the change, it is possible future law changes could affect the ability to utilize NOLs prospectively.

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

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under the Credit Facility, access to the capital markets and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, which includes our Pending Acquisitions, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, including our Pending Acquisitions, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects, terminating our Pending Acquisitions, as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, failure to consummate our Pending Acquisitions could have a material adverse impact on our business, and with respect to the Penn National Purchase could result in a reverse termination fee payment of up to $58 million in certain circumstances. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

Although we successfully refinanced a significant amount of our indebtedness in 2015, 2016 and 2017, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance Boyd Gaming's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

In the past, there have been significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. A crisis may greatly restrict the availability of capital and cause the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have generally recovered from the most recent financial crisis and availability of capital has increased, the financial markets remain volatile. While we currently anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Credit Facility (to the extent that availability exists after we meet our working capital needs), if availability under our Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that we are unable to access capital with favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2017. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2017, some of our properties are located on leased property, including:

•	Suncoast, located on 49 acres of leased land.

•	Eastside Cannery, located on 30 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and leases approximately 2.0 acres of parking surfaces.

•	Diamond Jo Worth, which leases 33 acres of land in Emmons, Minnesota that is used as a nine-hole golf course and a nine-station sporting clay course and hunting facility.

•	Evangeline Downs, which leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.

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

Market Information
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Year Ended December 31, 2017
First Quarter	$22.01	$19.34
Second Quarter	25.93	21.32
Third Quarter	26.79	24.40
Fourth Quarter	35.81	25.58
Year Ended December 31, 2016
First Quarter	$20.74	$14.96
Second Quarter	21.35	17.45
Third Quarter	20.26	18.13
Fourth Quarter	21.46	17.00

On February 21, 2018, the closing sales price of our common stock on the NYSE was $35.01 per share. On that date, we had approximately 672 holders of record of our common stock and our directors and executive officers owned approximately 27% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board under this program are:

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05

No dividends were declared during the years ended December 31, 2016 or 2015.

Share Repurchase Program
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2017 through October 31, 2017	114,706	$27.38	114,706	$66,748,649
November 1, 2017 through November 30, 2017	120,290	29.61	120,290	63,187,372
December 1, 2017 through December 31, 2017	93,119	32.92	93,119	60,122,294
Totals	328,115		328,115	$60,122,294

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program. As of December 31, 2017, $60.1 million of this authorization remained available to fund share repurchases. We are not obligated to repurchase any shares under this program. There were 1.2 million shares repurchased during the year ended December 31, 2017. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases are funded with existing cash resources and availability under the Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

We may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Our Definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to companies in our peer group, which is comprised of Penn National Gaming, Inc., Pinnacle Entertainment, Inc., Red Rock Resort, Inc. and Eldorado Resorts, Inc. The peer group has been revised from the group presented in 2016, which consisted of Isle of Capri Casinos, Inc., Penn National Gaming, Inc. and Pinnacle Entertainment, Inc., due to the acquisition of Isle of Capri by another company. The performance graph assumes that $100 was invested on December 31, 2012 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. For purposes of the performance graph, in cases in which a shareholder of a peer group company received shares of another company in a corporate transaction, the value of the additional shares received are considered to be a dividend and assumed to be reinvested in the stock of the peer company on the date of the transaction. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2013	$169.58	$133.50	$129.09
December 2014	192.47	146.54	123.68
December 2015	299.25	143.35	172.72
December 2016	303.77	173.08	182.10
December 2017	530.67	201.20	363.48
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

	Year Ended December 31,
(In thousands, except per share data)	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
Statement of Operations Data:
Net revenues	$2,383,707	$2,183,976	$2,199,432	$2,142,255	$2,198,738

Operating income	343,495	260,627	271,202	173,732	231,217

Income (loss) from continuing operations before income taxes	170,807	7,987	4,061	(56,033)	(55,887)

Income (loss) from continuing operations, net of tax	167,801	205,473	10,695	(50,625)	(63,571)

Income (loss) from discontinued operations, net of tax	21,392	212,530	36,539	8,987	(44,983)

Net income (loss) attributable to Boyd Gaming Corporation	189,193	418,003	47,234	(53,041)	(80,264)

Income (loss) from continuing operations per common share
Basic	$1.46	$1.79	$0.10	$(0.46)	$(0.65)
Diluted	$1.45	$1.78	$0.10	$(0.46)	$(0.65)

Dividends declared per common share	$0.15	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$203,104	$193,862	$158,821	$145,341	$140,311
Total assets	4,685,930	4,670,751	4,350,900	4,422,384	5,657,522
Long-term debt, net of current maturities	3,051,899	3,199,119	3,239,799	3,375,098	3,482,610
Total stockholders' equity	1,100,976	934,126	508,011	438,087	650,437

Other Data:
Ratio of earnings to fixed charges (f)	1.9x	1.0x	1.0x	—	—

(a)    2017 includes a full year of financial results for Aliante, Cannery and Eastside Cannery. Additionally, 2017 includes a noncash income tax benefit of $60.1 million related to the changes in tax legislation. Discontinued operations for 2017 include our after-tax share of the proceeds related to the final settlement of Borgata’s property tax disputes with Atlantic City. The Company has accounted for its 50% investment in Borgata as discontinued operations for all periods presented in these consolidated financial statements.

(b)    2016 includes $38.3 million in pretax, non-cash impairment charges which includes non-cash impairment charges of $23.6 million, $12.5 million and $0.8 million for a gaming license, goodwill and trademarks, respectively, in our Midwest and South segment; and $42.4 million in pretax loss on early extinguishments and modifications of debt. Additionally, 2016 includes a noncash income tax benefit of $201.5 million resulting from the release of a previously recorded deferred tax asset valuation allowance. The financial results of Aliante are included in these financial results from its September 27, 2016 date of acquisition, and the financial results of Cannery and Eastside Cannery are included from their December 20, 2016 date of acquisition. Discontinued operations for 2016 include an after-tax gain on the sale of our equity interest in Borgata of $181.7 million.

(c)    2015 includes $18.6 million in pretax, non-cash impairment charges, which includes a $17.5 million non-cash impairment charge for a gaming license in our Midwest and South segment; and $40.7 million in pretax loss on early extinguishments and modifications of debt.

(d)    2014 includes $48.7 million in pretax, non-cash impairment charges, which includes impairment charges of $39.8 million for gaming licenses and $0.3 million of trademarks in our Midwest and South segment, and a $8.7 million charge to write down the value of certain non-operating assets.

(e)    2013 includes $5.4 million in pretax, non-cash impairment charges; and $28.3 million in pretax loss on early extinguishments and modifications of debt. We completed the sale of certain assets and liabilities of the Dania Jai-Alai business on May 22, 2013, and have presented its results as discontinued operations for all periods presented. As a result of the sale of the Echelon site on March 4, 2013, we ceased consolidation of LVE Energy Partners, LLC, as of that date.

(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $57.3 million and $57.0 million for 2014 and 2013, respectively.

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

As of December 31, 2017, we are a diversified operator of 24 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

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

On September 2, 2016, the Peninsula Gaming, LLC ("Peninsula") debt was refinanced, eliminating the financing structure that restricted our ability to transfer cash from Peninsula to Boyd Gaming. As a result of the elimination of this restriction, management concluded that the properties previously comprising the Peninsula segment would be aggregated into the Midwest and South reportable segment.

Our Las Vegas Locals segment includes our wholly owned subsidiaries Aliante Casino + Hotel + Spa ("Aliante") for the period following its September 27, 2016 acquisition, and Cannery Casino Hotel and Eastside Cannery Casino and Hotel (together, the "Cannery Properties") for the period following their December 20, 2016 acquisition. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8.

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

Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, and pay income taxes and dividends.

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

Operating Efficiently
We are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. As we continue to experience revenue growth in both our gaming and non-gaming operations, the efficiencies of our business model position us to flow a substantial portion of revenue growth directly to the bottom line.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Year Ended December 31,
(In millions)	2017	2016	2015
Net revenues	$2,383.7	$2,184.0	$2,199.4
Operating income	343.5	260.6	271.2
Income from continuing operations, net of tax	167.8	205.5	10.7
Income from discontinued operations, net of tax	21.4	212.5	36.5
Net income	189.2	418.0	47.2

Net Revenues
Net revenues increased approximately $199.7 million, or 9.1%, for 2017 as compared to 2016 due primarily to the acquisitions of Aliante and the Cannery Properties (the "Acquisitions") in September and December 2016, respectively. In addition, net revenues related to our Las Vegas Locals segment, excluding the Acquisitions, and the Downtown Las Vegas segment, increased $13.3 million and $7.2 million, respectively, from the prior year comparable period. These increases are offset by declines in net revenues in the Midwest and South segment, primarily at Evangeline Downs and Amelia Belle, due to localized economic weakness.

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

Operating Income
In 2017, our operating income increased $82.9 million as compared to 2016, which reflected the addition of the Acquisitions, as well as the impact of our continuing cost control efforts. Changes in operating margins are discussed in detail below. The increase was also driven by project development, preopening and writedowns expense decreasing by $7.7 million as compared to the prior year, along with the inclusion in the prior year of $38.3 million in impairments of intangible assets, both of which are discussed in their respective sections below. Corporate expense increased $15.5 million over the comparable prior year due to costs related to creation of back-of-house support functions as part of the implementation of our business improvement initiatives.

In 2016, our operating income decreased $10.6 million as compared to 2015 due to a $19.7 million increase in impairment charges and a $15.2 million increase in project development, preopening and writedowns costs over the prior year period, related primarily to costs surrounding our Acquisitions, which more than offset decreases in maintenance and utilities and depreciation and amortization expenses.

Income From Continuing Operations, Net of Tax
Income from continuing operations, net of tax was $167.8 million in 2017, as compared to $205.5 million in 2016, a decrease of $37.7 million. This decrease was attributable to a $200.5 million change in the income tax provision primarily due to the release in the prior year of a valuation allowance on our federal and unitary state income tax net operating loss carryforwards and deferred tax assets, offset by a noncash income tax benefit of $60.1 million related to the changes in tax legislation in 2017. Partially offsetting this benefit, is a $40.8 million decline in loss on early extinguishments of debt compared to the prior year period due to the modification of the Boyd Gaming Credit Facility, redemption of our 9.0% senior notes due 2018 and Peninsula Gaming's 8.375% senior notes due 2018, and the extinguishment of the Peninsula Gaming bank credit facility. In addition, operating income increased $82.9 million from the prior year period for those factors mentioned above and interest expense, net of amounts capitalized, declined by $39.6 million due to a decrease in average outstanding borrowings of $129.7 million, along with a decline in the weighted average interest rate of 0.9%.

Income from continuing operations, net of tax in 2016 increased $194.8 million, as compared to the comparable prior year period, due to an income tax benefit of $201.5 million related to the release of a valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets. Interest expense, net of amounts capitalized, for 2016 decreased $11.9 million compared to the prior year primarily due to interest rate effects of our debt refinancing transactions. These items were offset by the increase in impairment charges and in project development, preopening and writedowns expenses.

Income From Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata. The 2017 results include property tax recovery proceeds of $36.2 million related to the final settlement of Borgata's property tax disputes with Atlantic City. In 2016, the Company recorded a $181.7 million after-tax gain on the sale of our equity interest in Borgata and property tax refunds of $9.1 million, which were received after the sale, both of which are included in discontinued operations in 2016. The 2015 activity includes our share of Borgata's net income.

Net Income
For the year ended December 31, 2017, net income was $189.2 million, compared with net income of $418.0 million for the corresponding period of the prior year. The $228.8 million change is primarily due to the decrease in income from continuing operations, net of tax along with a $191.1 million decrease in income from discontinued operations from the prior year (both items discussed above).

For the year ended December 31, 2016, net income was $418.0 million, compared with net income of $47.2 million for the corresponding period of the prior year. The $370.8 million increase is primarily due to an income tax benefit of $201.5 million related to the release of a valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets and to the gain on the sale of our equity interest in Borgata on August 1, 2016.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 75% of gross revenues for both 2017 and 2016 and 76% of gross revenues in 2015. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 13% of gross revenues for 2017, 2016, and 2015. Room revenues and other revenues separately contributed less than 10% of gross revenues during each year.

	Year Ended December 31,
(In millions)	2017	2016	2015
REVENUES
Gaming	$1,972.4	$1,820.2	$1,847.2
Food and beverage	349.3	306.1	307.4
Room	188.7	170.8	163.5
Other	132.7	122.5	124.0
Gross revenues	2,643.1	2,419.6	2,442.1
Less promotional allowances	259.4	235.6	242.7
Net revenues	$2,383.7	$2,184.0	$2,199.4

COSTS AND EXPENSES
Gaming	$923.3	$880.7	$900.9
Food and beverage	194.5	170.1	168.1
Room	52.2	44.2	41.3
Other	77.1	76.7	80.5
Total costs and expenses	$1,247.1	$1,171.7	$1,190.8

MARGINS
Gaming	53.19%	51.61%	51.23%
Food and beverage	44.32%	44.45%	45.32%
Room	72.34%	74.10%	74.74%
Other	41.90%	37.33%	35.05%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $152.2 million, or 8.4%, increase in gaming revenues during 2017 as compared to the prior year, was primarily due to the addition of the Acquisitions to our Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest and South segment. The Midwest and South segment experienced a 1.5% decline in slot handle, along with a 2.8% decrease in table game drop. Gaming margins slightly increased as compared to prior year due to top line gaming revenue growth and effective cost control.

Gross gaming revenues decreased by $27.0 million, or 1.5%, during 2016 as compared to the prior year, which was due to a decrease of $58.3 million in the Midwest and South segment. The Midwest and South segment experienced a 4.8% decrease in slot handle and a 5.1% decrease in table game drop. Partially offsetting this decrease was an increase of $29.2 million in the Las Vegas Locals segment attributable primarily to the Acquisitions, an overall increase in both table game drop and slot hold, as well as a $2.1 million increase in the Downtown Las Vegas segment. Gaming expenses decreased by $20.2 million, or 2.2%, reflective of the overall reduction in gaming revenues.

Food and Beverage
Food and beverage revenues increased $43.1 million, or 14.1%, during 2017 as compared to prior year due primarily to the Acquisitions, along with an increase in the Las Vegas Locals segment, excluding the Acquisitions, of $8.0 million, as food covers increased 33% and average check increased 16.3% in the segment. Food and beverage margins remained consistent as compared to prior year.

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

Room
Room revenues increased $17.9 million, or 10.5%, in 2017 compared to 2016 due to the addition of the Acquisitions in the Las Vegas Locals segment along with a $4.4 million increase in the Downtown Las Vegas segment. The Downtown Las Vegas segment's occupancy rate stayed consistent year-over-year however the average daily rate increased by 22.3% from the prior year. The growth in this segment over the prior year is due in part to the completion of the 300-room hotel renovation at the California property in August 2017. Overall, room margins decreased to 72.3% in 2017 from 74.1% in 2016, due primarily to increased costs as the cost per room increased by 7.0% whereas the average daily rate only increased by 6.0%.

Room revenues increased $7.3 million, or 4.5%, in 2016 compared to 2015 due to increases in average daily rates across all segments. The increase was offset by a $0.4 million decrease in the Midwest and South segment due primarily to a 3.1% decrease in hotel occupancy over the prior year.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased by $10.3 million, or 8.4%, during 2017 as compared to the prior year due primarily to the Acquisitions, which accounted for an increase to other revenue in the Las Vegas Locals segment.

Other revenues decreased by $1.5 million, or 1.2%, during 2016 as compared to the prior year due to decreased visitor spending.

Revenues by Reportable Segment
The following table presents our net revenues by Reportable Segment:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Revenues by Reportable Segment
Las Vegas Locals	$858.9	$647.9	$610.1
Downtown Las Vegas	243.6	236.4	234.2
Midwest and South	1,281.2	1,299.7	1,355.1
Net revenues	$2,383.7	$2,184.0	$2,199.4

Las Vegas Locals
Net revenues increased $211.0 million, or 32.6%, during 2017 as compared to the comparable prior year period primarily due to the addition of the Acquisitions.

Net revenues increased $37.8 million, or 6.2%, during 2016 as compared to the comparable prior year period. Gaming revenues increased $29.2 million, or 6.4%, due primarily to the Acquisitions. Table game drop and slot hold increased 0.3 and 0.2 percentage points, respectively, as compared to prior year. Room revenue increased $7.3 million resulting from increases of 2.7% in ADR and 0.8% in hotel occupancy rate. Food and beverage revenues increased by 5.0%, due primarily to a 2.0% increase in average guest check, offset by a 3.7% decrease in food covers.

Downtown Las Vegas
Net revenues increased by $7.2 million, or 3.0%, in 2017 as compared to the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 54% and 52% during 2017 and 2016, respectively, of our occupied rooms in this segment.

Net revenues increased by $2.2 million, or 0.9%, in 2016 as compared to the prior year due to an increase in all Downtown Las Vegas revenue sources. Gaming revenues increased $2.1 million, resulting from an 0.8% increase in slot handle. Additionally, food and beverage increased $0.7 million due to 2.7% increase in average guest check, which more than offset a 2.7% decrease in food covers. Room revenues and other revenues remained largely consistent with the prior year.

Midwest and South
Net revenues decreased 1.4%, during 2017 as compared to 2016, primarily due to a gaming revenue decrease resulting from a 1.5% decline in slot coin, along with a 2.8% decrease in table game drop. Due to the decline in gaming revenue, there was a corresponding decrease of promotional allowances of $6.7 million. The results for this segment were impacted by Evangeline Downs and Amelia Belle experiencing localized economic weakness. The declines are partially offset by room revenue growth of $2.9 million at Delta Downs due to the opening of the new hotel tower and newly renovated rooms. The average daily rate at Delta Downs increased by 24.6% over the prior year.

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

Other Operating Costs and Expenses
The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2017	2016	2015
Selling, general and administrative	$362.0	$322.0	$322.4
Maintenance and utilities	109.5	100.0	104.5
Depreciation and amortization	217.5	196.2	207.1
Corporate expense	88.1	72.7	76.9
Project development, preopening and writedowns	14.5	22.1	6.9
Impairment of assets	(0.4)	38.3	18.6
Other operating items, net	1.9	0.3	0.9

Selling, General and Administrative
Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of gross revenues, were 13.7%, 13.3% and 13.2% for 2017, 2016 and 2015, respectively. We continue to focus on disciplined and targeted marketing spend and on our cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 4.1% for both 2017 and 2016 and 4.3% in 2015. The decreases between the periods are primarily due to the fact that no major maintenance projects were undertaken in the periods, coupled with cost reductions associated with the Company's energy savings initiatives.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of gross revenues, was 8.2%, 8.1% and 8.5% for 2017, 2016 and 2015, respectively. Depreciation and amortization expense increased $21.3 million in the current year as compared to prior year due to the Acquisitions and recent capital expenditures. The decrease in depreciation and amortization from 2015 to 2016 was primarily due to the decrease in intangible asset amortization for the Midwest and South segment as its customer relationships were amortized using an accelerated method over their approximate useful life of five years.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense, represented 3.3%, 3.0% and 3.2%, of gross revenues, for 2017, 2016 and 2015, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The decreases in such costs in the current year as compared to the prior year are due primarily to the Acquisitions that occurred in the prior year, with no similar transactions in the current year. The increase in such costs in 2016 as compared to 2015 was primarily due to the costs incurred related to the Acquisitions and the pursuit of strategic initiatives.

Impairment of Assets
Impairments of assets in 2017 include a $0.6 million write down of a land parcel in Missouri that was sold during the period. This impairment charge is offset by a $1.0 million excess reserve recovery related to the Echelon project. The value of the remaining Echelon inventory is fully reserved.

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

Other Expense (Income)
Interest Expense, net

	Year Ended December 31,
(In millions)	2017	2016	2015
Interest Expense, net	$171.3	$209.7	$222.7
Average Long-Term Debt Balance	3,207.2	3,337.0	3,416.5
Loss on Early Extinguishments and Modifications of Debt	1.6	42.4	40.7
Weighted Average Interest Rates	4.4%	5.3%	5.3%

Mix of Boyd Gaming Corporation Debt at Year End
Fixed rate debt	48.1%	45.7%	43.6%
Variable rate debt	51.9%	54.3%	56.4%

Interest expense, net of capitalized interest and interest income, for 2017 decreased $38.4 million, or 18.3%, due to the redemptions of our 9.0% senior notes and the Peninsula 8.375% senior notes, the payoff of the Peninsula bank credit facility, the refinancing of the Boyd Gaming Credit Facility in September 2016 and the refinancing of Term B Loans in March 2017. These transactions led to a reduction in the average long-term debt balance of $129.7 million and a reduction in the weighted average interest rate from 5.3% to 4.4% for 2017.

Interest expense, net of capitalized interest and interest income, for 2016 decreased $13.0 million, or 5.8%, due to the reduction in our average long-term debt balance during the period.

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	December 31,
(In millions)	2017	2016	2015
Boyd Gaming Credit Facility deferred finance charges	$1.1	$6.6	$2.0
Refinancing Amendment	0.5	—	—
9.00% Senior Notes premium and consent fees	—	15.8	—
9.00% Senior Notes deferred finance charges	—	6.0	—
8.375% Senior Notes deferred finance charges	—	4.5	—
9.125% Senior Notes premium and consent fees	—	—	24.0
9.125% Senior Notes deferred finance charges	—	—	4.9
HoldCo Note	—	—	7.8
Peninsula Credit Facility deferred finance charges	—	9.5	2.1
Total loss on early extinguishments and modifications of debt	$1.6	$42.4	$40.8

Income Taxes
The effective tax rate on income from continuing operations during 2017, 2016 and 2015 was 1.8%, (2,472.2%) and (163.4%), respectively. In 2017, our tax provision was favorably impacted by the change to the federal statutory tax rate on our net deferred tax liability. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) eliminating the corporate alternative minimum tax (AMT); (3) creating a new limitation on deductible interest expense; (4) changing bonus depreciation that will allow for full expensing of qualified property; (5) changing the limitations on executive compensation (6) altering the rules with respect to net operating losses generated after December 31, 2017. These changes have various effective dates. As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax liability as of December 31, 2017. Based on this revaluation, we have recorded a discrete tax benefit of $60.1 million.

During 2016, our tax benefit was primarily a result of the release of a valuation allowance on our federal and state net operating loss carryforwards and other deferred tax assets. The tax benefit for the year ended December 31, 2015 was favorably impacted by impairment charges to indefinite lived intangible assets which resulted in a reduction in our recognized deferred tax liability on these assets and adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles could not be used to offset our net operating loss or other deferred tax assets in determining our valuation allowance. In 2015, the tax benefit was favorably impacted by the partial release of the valuation allowance attributable to income from continuing operations and the federal and state release of unrecognized tax benefits (including associated interest reserves) in connection with our Internal Revenue Service (“IRS”) and New Jersey income tax examinations.

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

We have maintained a valuation allowance of $28.7 million against certain federal and state deferred tax assets as of December 31, 2017 due to uncertainties related to our ability to realize the tax benefits associated with these assets. We considered, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the year ended December 31, 2017 include property tax recovery proceeds of $21.4 million, net of tax, related to the final settlement of Borgata's property tax disputes with Atlantic City. The corresponding period of the prior year, includes the $181.7 million after-tax gain on the sale of our equity interest in Borgata, our share of the results of Borgata through the date of sale and our portion of property tax refunds received in 2016 subsequent to the sale of our ownership interest. The Company applied the equity method of accounting to its 50% investment in Borgata.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We operate our business with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balance was $203.1 million and $193.9 million at December 31, 2017 and 2016, respectively. Our working capital deficit at December 31, 2017 and 2016 was $50.6 million and $57.6 million, respectively.

Our credit facility generally provides any necessary funds for day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our credit facility, as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that the borrowing capacity under our credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds available to us for the repayment of our debt or to fund development projects is derived primarily from our cash flows from operations and availability under our credit facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by operating activities	$414.9	$302.9	$325.8

Cash Flows from Investing Activities
Capital expenditures	(190.4)	(160.4)	(131.2)
Cash paid for acquisitions, net of cash received	(1.2)	(592.7)	—
Advances pursuant to development agreement	(35.1)	—	—
Other investing activities	0.7	14.1	4.5
Net cash used in investing activities	(226.0)	(739.0)	(126.7)
Cash Flows from Financing Activities
Net payments of debt	(161.5)	(97.9)	(203.4)
Dividends paid	(11.3)	—	—
Shares repurchased and retired	(31.9)	—	—
Share-based compensation activities, net	(7.7)	(1.3)	3.7
Other financing activities	(2.9)	—	—
Net cash used in financing activities	(215.3)	(99.2)	(199.7)
Net cash provided by discontinued operations	35.7	570.3	14.1
Net increase in cash and cash equivalents	$9.3	$35.0	$13.5

Cash Flows from Operating Activities
During 2017, 2016 and 2015, we generated net operating cash flow of $414.9 million, $302.9 million and $325.8 million, respectively. Generally, operating cash flows increased $112.0 million in 2017 compared to 2016 due to the flow through effect of higher revenues, including the impact of the Acquisitions, and the timing of working capital spending. Generally, operating cash flows decreased $22.9 million in 2016 compared to 2015 due to the flow through effect of lower revenues and increased project development expenses, offset by reduced interest expense.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2017, we incurred net cash outflows for investing activities of $226.0 million. The decline in outflows as compared to the prior year is due to the Acquisitions. Capital expenditures for 2017 include $43.0 million paid in February 2017 to exercise a purchase option to acquire leased land underlying The Orleans Hotel and Casino. In January 2017, we paid $35.1 million for the acquisition of land that is the intended site of the Wilton Rancheria casino, pursuant to our development agreement with the Wilton Rancheria Tribe. This cost will be reimbursed to us when the Tribe obtains permanent financing for the project.

During 2016, we incurred net cash outflows for investing activities of $739.0 million due to our Acquisitions and capital expenditures during the period of $160.4 million.

In 2015, we incurred net cash outflows for investing activities of $126.7 million due to our capital expenditures during the period of $131.2 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

In 2017, 2016 and 2015, our net cash outflows for financing activities totaled $215.3 million, $99.2 million and $199.7 million, respectively. The net cash outflows for financing activities in 2017, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows in 2016 reflect primarily the redemption of our 9.00% senior notes due 2020 and Peninsula Gaming's 8.375% senior notes due 2018, and extinguishment of the Peninsula Gaming bank credit facility during the period, using the net cash proceeds from the sale of our equity interest in Borgata, and cash flow from the Refinancing Amendment. In 2015, we used cash generated from operations to extinguish outstanding debt.

Cash Flows from Discontinued Operations
Discontinued operations activities in 2017, 2016 and 2015 represent Borgata. The net cash inflow of $35.7 million in 2017 includes property tax recovery proceeds related to the final settlement of Borgata's property tax disputes with Atlantic City. The net cash flow in 2016 includes the pretax cash proceeds of $589 million received from the sale of our 50% equity interest in the parent company of Borgata, to MGM in August 2016.

Indebtedness
The balances of our long-term debt and the changes in those balances, are as follows:

(In millions)	December 31, 2017	December 31, 2016	Decrease
Bank credit facility	$1,621.1	$1,782.5	$(161.4)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
Other	0.5	0.6	(0.1)
Total long-term debt	3,121.6	3,283.1	(161.5)
Less current maturities	24.0	30.3	(6.3)
Long-term debt, net of current maturities	$3,097.6	$3,252.8	$(155.2)
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

The Amended Credit Agreement provides for (i) commitments to make Term B Loans in an amount equal to $1,264.5 million (the "Refinancing Term B Loans"), with the proceeds used to refinance in full the Company’s Term B-1 Loans and Term B-2 Loans outstanding under the Existing Credit Agreement and (ii) certain other amendments to the Existing Credit Agreement. The revolving credit facility (the "Revolving Credit Facility") of $775.0 million and the senior secured term A loan (the "Term A Loan") of $225.0 million were not modified in the Refinancing Amendment.

The Refinancing Term B Loans mature on September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events). The Revolving Credit Facility and the Term A Loan mature on September 15, 2021 (or earlier upon occurrence or non-occurrence of certain events).

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

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Refinancing Term B Loans amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing June 30, 2017, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

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

The blended interest rate for outstanding borrowings under for the Credit Facility was 3.9% at December 31, 2017 and 3.4% at December 31, 2016.

Amounts outstanding under the Refinancing Amendment may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions.

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

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,
(In millions)	2017	2016
Revolving Credit Facility	$170.0	$245.0
Term A Loan	211.0	222.2
Refinancing Term B Loans	1,170.0	—
Term B-1 Loan	—	271.8
Term B-2 Loan	—	997.5
Swing Loan	70.1	46.0
Total outstanding principal amounts under the Credit Facility	$1,621.1	$1,782.5

After consideration of $12.9 million allocated to support various letters of credit, approximately $522.0 million of availability remained under our Credit Facility at December 31, 2017.

Senior Notes
6.875% Senior Notes due May 2023
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

At any time prior to May 15, 2018, we may redeem the 6.875% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. After May 15, 2018, we may redeem all or a portion of the 6.875% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 105.156% in 2018 to 100% in 2021 and thereafter, plus accrued and unpaid interest and Additional Interest.

6.375% Senior Notes due April 2026
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

8.375% Senior Notes due February 2018
On September 2, 2016, we redeemed all of our 8.375% senior notes due February 2018 (the "8.375% Notes") at a redemption price of 100.0% plus accrued and unpaid interest to the redemption date. The redemption was funded using cash on hand. As a result of this redemption, the 8.375% Notes have been fully extinguished.

Covenant Compliance
As of December 31, 2017, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
For the year ending December 31,
2018	$24.0
2019	24.0
2020	24.0
2021	430.0
2022	12.8
Thereafter	2,606.8
Total outstanding principal of long-term debt	$3,121.6

Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our Credit Facility. On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board under this program are:

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05

No dividends were declared during the years ended December 31, 2016 or 2015.

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

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. The Board reaffirmed this program in May 2017 and we repurchased 1.2 million shares of our common stock during the year ended December 31, 2017. There were no common stock repurchases during 2016 and 2015. We are currently authorized to repurchase up to an additional $60.1 million in shares of our common stock under the share repurchase program.

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

Divestiture of Borgata
The proceeds we received upon the sale of our equity interest in Borgata did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, later received by Borgata and to which Boyd Gaming retained the right to receive payment. During 2016, we recognized $9.1 million in income, which was included in discontinued operations for the year ended December 31, 2016, for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it would receive payments totaling $72 million to resolve the property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the year ended December 31, 2017, we recognized $36.2 million in income for the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale. These payments, net of tax of $14.8 million for the year ended December 31, 2017, are included in discontinued operations in the consolidated financial statements.

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

We currently estimate that our annual cash capital requirements to maintain our properties to our quality standards ranges from between $140 million and $160 million. We intend to fund such capital expenditures through our credit facility and operating cash flows.

In addition to the capital spending discussed above, we also continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with Wilton Rancheria, a federally-recognized Native American tribe located about 15 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. With the compact now in place, we are in the process of finalizing project design and construction planning. Once commenced, the construction timeline is expected to span 18 to 24 months.

Pending Acquisitions
On December 18, 2017, we announced that we had entered into a definitive agreement with Penn National Gaming, Inc (the "Penn National Purchase Agreement"), to acquire the operations of four properties, which include Ameristar St. Charles and Ameristar Kansas City, both in Missouri, along with Belterra Casino Resort in Florence, Indiana, and Belterra Park in Cincinnati, Ohio, for total net cash consideration of $575.0 million (the "Penn National Purchase").

On December 20, 2017, we announced that we had entered into a definitive agreement with Valley Forge Convention Center Partners, L.P. (the "Valley Forge Merger Agreement"), to acquire Valley Forge Casino Resort in King of Prussia, Pennsylvania, for total cash consideration of $280.5 million (the "Valley Forge Merger").

The completion of the Penn National Purchase and the Valley Forge Merger are each subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the required state gaming commissions and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the Penn National Purchase is also contingent upon the successful completion of Penn National’s proposed acquisition of Pinnacle Entertainment, Inc. Subject to the satisfaction or waiver of the respective conditions in each of the Penn National Purchase Agreement and the Valley Forge Merger Agreement, we currently expect each of the transactions to close during the second half of 2018. The acquisitions will be funded with cash on hand and available revolver capacity under the Bank Credit Facility.

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations, excluding the Penn National Purchase Agreement and the Valley Forge Merger Agreement discussed above, as of December 31, 2017:

	Year Ending December 31,
(In millions)	Total	2018	2019	2020	2021	2022	Thereafter
CONTRACTUAL OBLIGATIONS:
Long-Term Debt
Bank credit facility	$1,621.1	$23.9	$23.9	$23.9	$429.9	$12.7	$1,106.8
6.375% senior notes due 2026	750.0	—	—	—	—	—	750.0
6.875% senior notes due 2023	750.0	—	—	—	—	—	750.0
Other	0.5	0.1	0.1	0.1	0.1	0.1	—
Total long-term debt	3,121.6	24.0	24.0	24.0	430.0	12.8	2,606.8

Interest on Fixed Rate Debt	669.6	99.4	99.4	99.4	99.4	99.4	172.6

Interest on Variable Rate Debt (1)	313.5	62.6	61.7	60.7	54.9	44.3	29.3

Operating Leases	396.4	20.7	17.8	15.3	14.3	13.9	314.4

Purchase Obligations (2)	48.9	13.9	6.9	4.2	3.7	3.6	16.6

TOTAL CONTRACTUAL OBLIGATIONS	$4,550.0	$220.6	$209.8	$203.6	$602.3	$174.0	$3,139.7

(1)
Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2017. Estimated interest payments for variable-rate debt are based on rates at December 31, 2017.

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

Outstanding Letters of Credit
At December 31, 2017, we had outstanding letters of credit totaling $12.9 million.

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

Recoverability of Long-Lived Assets
Our long-lived assets were carried at $2.5 billion at December 31, 2017, or 54.2% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however, the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as, the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

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

Application of Acquisition Method of Accounting
Acquisition of Cannery Casino Hotel and Nevada Palace, LLC
On December 20, 2016, we acquired The Cannery Hotel and Casino, LLC (“Cannery”), the owner and operator of Cannery Casino Hotel, and Nevada Palace, LLC (“Eastside Cannery”), the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC (“Seller”), Cannery and Eastside Cannery. Accordingly, the assets and liabilities of Cannery and Eastside Cannery are included in our consolidated balance sheet as of December 31, 2017 and 2016, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, for the year ended December 31, 2017 and from December 20, 2016 through December 31, 2016, during the year ended December 31, 2016. The net purchase price was $228.2 million.

The Company followed the acquisition method of accounting per ASC 805 guidance. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management based on its judgment with assistance from third-party appraisals. The excess of the purchase price over the net book value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisitions based on fair value estimates as of the date of the Acquisition. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in third quarter of 2017. The measurement period adjustment and related tax impact were immaterial to our consolidated financial statements.

Acquisition of Aliante
On September 27, 2016, we acquired ALST, the holding company of Aliante Gaming, LLC ("Aliante"), the owner and operator of the Aliante Casino + Hotel + Spa, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged (the "Merger") with and into ALST, with ALST surviving the Merger. ALST and Aliante are now wholly-owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our consolidated balance sheet as of December 31, 2017 and 2016, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, for the year ended December 31, 2017 and from September 27, 2016 through December 31, 2016, during the year ended December 31, 2016. The net purchase price was $372.3 million.

The Company followed the acquisition method of accounting per Accounting Standards Codification 805 ("ASC 805") guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which was determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values has been recorded as goodwill. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in second quarter of 2017. The measurement period adjustment and related tax impact were immaterial to our consolidated financial statements.

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

Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for fifteen years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows was then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to recent tax legislation) to arrive at the recommended fair values for the trademarks and trade names.

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
Our annual impairment test, performed as of October 1, 2017, did not result in an impairment charge.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2017. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

Valuation of Goodwill
The authoritative guidance related to goodwill impairment requires goodwill to be tested for impairment at the reporting unit level at least annually. The guidance permits an entity to make a qualitative assessment, referred to as “Step Zero,” of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the carrying value of the goodwill is considered impaired, a loss is measured as the excess of the reporting unit's carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit.

As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in valuations of goodwill for those reporting units that are deemed to have a greater likelihood of impairment. We perform the test as of October 1, using a weighting of two different approaches to determine fair value: (i) the income approach; and (ii) the market approach.

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

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2017, the fair value of our reporting units exceeded their carrying value. At December 31, 2017, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2017.

Although we satisfied the impairment analysis requirements for each reporting unit tested, changes to certain underlying assumptions and variables, many of which are derived from external factors, could greatly impact the results of future tests. We cannot control or influence the impact of these factors from a fair valuation perspective, but they could nonetheless have a material effect on the results of valuation, particularly the guideline company method under the market approach, in the future.

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $888.2 million.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2017, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $2.9 million.

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

Our balance for uncertain tax benefits as of December 31, 2017 was $2.5 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$0.1	$0.1	$0.1	$0.1	$0.1	$1,500.0	$1,500.5	$1,609.2
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.6%	6.4%	6.6%
Variable-rate	$23.9	$23.9	$23.9	$429.9	$12.7	$1,106.8	$1,621.1	$1,625.2
Average interest rate	3.9%	3.9%	3.9%	3.9%	4.0%	4.0%	3.9%

As of December 31, 2017, our long-term variable-rate borrowings represented approximately 51.9% of total long-term debt. Based on December 31, 2017 debt levels, a 100-basis-point change in interest rate would cause our annual interest costs to change by approximately $16.2 million.

The following table provides other information about our long-term debt:

	December 31, 2017
(In millions)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,621.1	$1,595.7	$1,625.2	Level 2
6.875% senior notes due 2023	750.0	740.6	798.7	Level 1
6.375% senior notes due 2026	750.0	739.1	810.0	Level 1
Other	0.5	0.5	0.5	Level 3
Total long-term debt	$3,121.6	$3,075.9	$3,234.4
The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2017.

ITEM 8.    Financial Statements and Supplementary Data
The following consolidated financial statements for the three years in the period ended December 31, 2017 are filed as part of this Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Boyd Gaming Corporation and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 26, 2018

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________

	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$203,104	$193,862
Restricted cash	24,175	16,488
Accounts receivable, net	40,322	30,371
Inventories	18,004	18,568
Prepaid expenses and other current assets	37,873	46,214
Income taxes receivable	5,185	2,444
Total current assets	328,663	307,947
Property and equipment, net	2,539,786	2,605,169
Other assets, net	81,128	49,205
Intangible assets, net	842,946	881,954
Goodwill, net	888,224	826,476
Other long-term tax assets	5,183	—
Total assets	$4,685,930	$4,670,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$106,323	$84,086
Current maturities of long-term debt	23,981	30,336
Accrued liabilities	248,979	251,082
Income tax payable	21	—
Total current liabilities	379,304	365,504
Long-term debt, net of current maturities and debt issuance costs	3,051,899	3,199,119
Deferred income taxes	89,075	83,980
Other long-term tax liabilities	3,447	3,307
Other liabilities	61,229	84,715
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,634,418 and 112,896,377 shares outstanding	1,126	1,129
Additional paid-in capital	931,858	953,440
Retained earnings (accumulated deficit)	168,174	(19,878)
Accumulated other comprehensive income (loss)	(182)	(615)
Total Boyd Gaming Corporation stockholders’ equity	1,100,976	934,076
Noncontrolling interest	—	50
Total stockholders’ equity	1,100,976	934,126
Total liabilities and stockholders’ equity	$4,685,930	$4,670,751

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Revenues
Gaming	$1,972,422	$1,820,176	$1,847,167
Food and beverage	349,271	306,145	307,442
Room	188,689	170,816	163,509
Other	132,695	122,416	123,959
Gross revenues	2,643,077	2,419,553	2,442,077
Less promotional allowances	259,370	235,577	242,645
Net revenues	2,383,707	2,183,976	2,199,432
Operating costs and expenses
Gaming	923,266	880,716	900,922
Food and beverage	194,524	170,053	168,096
Room	52,196	44,245	41,298
Other	77,129	76,719	80,508
Selling, general and administrative	362,037	322,009	322,420
Maintenance and utilities	109,462	100,020	104,548
Depreciation and amortization	217,522	196,226	207,118
Corporate expense	88,148	72,668	76,941
Project development, preopening and writedowns	14,454	22,107	6,907
Impairments of assets	(426)	38,302	18,565
Other operating items, net	1,900	284	907
Total operating costs and expenses	2,040,212	1,923,349	1,928,230
Operating income	343,495	260,627	271,202
Other expense (income)
Interest income	(1,818)	(2,961)	(1,858)
Interest expense, net of amounts capitalized	173,108	212,692	224,590
Loss on early extinguishments and modifications of debt	1,582	42,364	40,733
Other, net	(184)	545	3,676
Total other expense, net	172,688	252,640	267,141
Income from continuing operations before income taxes	170,807	7,987	4,061
Income tax (provision) benefit	(3,006)	197,486	6,634
Income from continuing operations, net of tax	167,801	205,473	10,695
Income from discontinued operations, net of tax	21,392	212,530	36,539
Net income	$189,193	$418,003	$47,234

Basic net income per common share
Continuing operations	$1.46	$1.79	$0.10
Discontinued operations	0.19	1.86	0.32
Basic net income per common share	$1.65	$3.65	$0.42
Weighted average basic shares outstanding	114,957	114,507	112,789

Diluted net income per common share
Continuing operations	$1.45	$1.78	$0.10
Discontinued operations	0.19	1.85	0.32
Diluted net income per common share	$1.64	$3.63	$0.42
Weighted average diluted shares outstanding	115,628	115,189	113,676

Dividends per common share	$0.15	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$189,193	$418,003	$47,234
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities	433	(299)	(263)
Comprehensive income	$189,626	$417,704	$46,971

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Income (Loss), Net	Interest	Equity
Balances, January 1, 2015	109,277,060	$1,093	$922,112	$(485,115)	$(53)	$50	$438,087
Net income	—	—	—	47,234	—	—	47,234
Comprehensive loss attributable to Boyd	—	—	—	—	(263)	—	(263)
Stock options exercised	1,301,789	13	9,794	—	—	—	9,807
Release of restricted stock units, net of tax	553,822	6	(3,678)	—	—	—	(3,672)
Release of performance stock units, net of tax	481,749	5	(2,451)	—	—	—	(2,446)
Share-based compensation costs	—	—	19,264	—	—	—	19,264
Balances, December 31, 2015	111,614,420	1,117	945,041	(437,881)	(316)	50	508,011
Net income	—	—	—	418,003	—	—	418,003
Comprehensive loss attributable to Boyd	—	—	—	—	(299)	—	(299)
Stock options exercised	452,898	4	2,936	—	—	—	2,940
Release of restricted stock units, net of tax	670,032	6	(3,374)	—	—	—	(3,368)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Tax effect from share-based compensation arrangements	—	—	(5,812)	—	—	—	(5,812)
Share-based compensation costs	—	—	15,518	—	—	—	15,518
Balances, December 31, 2016	112,896,377	1,129	953,440	(19,878)	(615)	50	934,126
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	189,193	—	—	189,193
Comprehensive income attributable to Boyd	—	—	—	—	433	—	433
Stock options exercised	241,964	2	2,082	—	—	—	2,084
Release of restricted stock units, net of tax	520,854	5	(8,009)	—	—	—	(8,004)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Dividends Declared	—	—	—	(16,918)	—	—	(16,918)
Shares repurchased and retired	(1,198,430)	(12)	(31,915)	—	—	—	(31,927)
Share-based compensation costs	—	—	17,413	—	—	—	17,413
Other	—	—	640	—	—	(50)	590
Balances, December 31, 2017	112,634,418	$1,126	$931,858	$168,174	$(182)	$—	$1,100,976

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$189,193	$418,003	$47,234
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(21,392)	(212,530)	(36,539)
Depreciation and amortization	217,522	196,226	207,118
Amortization of debt financing costs and discounts on debt	9,845	14,870	21,308
Share-based compensation expense	17,413	15,518	19,264
Deferred income taxes	5,095	(199,051)	16,846
Non-cash impairment of assets	—	38,302	18,565
Gain on sale of assets	(1,027)	(6,288)	—
Loss on early extinguishments and modifications of debt	1,582	42,364	40,733
Other operating activities	(2,033)	1,625	2,145
Changes in operating assets and liabilities:
Restricted cash	(7,687)	2,542	(923)
Accounts receivable, net	(9,937)	45	1,971
Inventories	565	884	(301)
Prepaid expenses and other current assets	4,957	1,691	(4,275)
Current other tax asset	—	—	1,802
Income taxes receivable	1,089	(1,064)	(137)
Other long-term tax assets, net	(5,183)	—	—
Other assets, net	2,318	(626)	922
Accounts payable and accrued liabilities	13,521	(11,824)	13,207
Other long-term tax liabilities	140	222	(25,566)
Other liabilities	(1,117)	1,972	2,377
Net cash provided by operating activities	414,864	302,881	325,751
Cash Flows from Investing Activities
Capital expenditures	(190,464)	(160,358)	(131,170)
Cash paid for acquisitions, net of cash received	(1,153)	(592,703)	—
Advances pursuant to development agreement	(35,108)	—	—
Other investing activities	706	14,207	4,528
Net cash used in investing activities	(226,019)	(738,854)	(126,642)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
_____________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2017	2016	2015

Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	958,000	2,039,175	1,033,500
Payments under Boyd Gaming bank credit facility	(1,119,485)	(1,466,362)	(1,211,200)
Borrowings under Peninsula bank credit facility	—	237,000	345,500
Payments under Peninsula bank credit facility	—	(899,750)	(425,150)
Proceeds from issuance of senior notes	—	750,000	750,000
Debt financing costs, net	(3,430)	(42,220)	(14,004)
Retirements of senior notes	—	(700,000)	(657,813)
Premium and consent fees paid	—	(15,750)	(24,246)
Share-based compensation activities, net	(7,711)	(1,295)	3,689
Shares repurchased and retired	(31,927)	—	—
Dividends paid	(11,286)	—	—
Other financing activities	503	(45)	—
Net cash used in financing activities	(215,336)	(99,247)	(199,724)

Cash Flows from Discontinued Operations
Cash flows from operating activities	(514)	(27,796)	14,095
Cash flows from investing activities	36,247	598,057	—
Cash flows from financing activities	—	—	—
Net cash provided by discontinued operations	35,733	570,261	14,095
Change in cash and cash equivalents	9,242	35,041	13,480
Cash and cash equivalents, beginning of period	193,862	158,821	145,341
Cash and cash equivalents, end of period	$203,104	$193,862	$158,821

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$174,090	$197,475	$178,433
Cash paid (received) for income taxes, net of refunds	5,189	33,723	(1,159)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$9,297	$9,334	$7,235

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company", the "Registrant", "Boyd Gaming", "Boyd", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of December 31, 2017, we are a diversified operator of 24 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi, which we aggregate in order to present the following three reportable segments:

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
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

Discontinued Operations
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata, to MGM Resorts International ("MGM") pursuant to an Equity Purchase Agreement (the "Purchase Agreement") enter into on May 31, 2016, as amended on July 19, 2016 by and among Boyd, Boyd Atlantic City, Inc., a wholly owned subsidiary of Boyd, and MGM. (See Note 2, Acquisitions and Divestitures.) We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in these consolidated financial statements.

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning balance, January 1,	$1,971	$2,087	$1,971
Additions due to Acquisitions	—	87	—
Additions	478	345	361
Deductions	(377)	(548)	(245)
Ending balance	$2,072	$1,971	$2,087

Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. Interest capitalized during the years ended December 31, 2016 and 2015 was $0.5 million and $0.1 million, respectively. There was no interest capitalized for the year ended December 31, 2017.

Investment in Available for Sale Securities
We have an investment in $20.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2017 and 2016 was $17.8 million and $17.3 million, respectively. At December 31, 2017 and 2016, $0.5 million and $0.4 million, respectively, is included in prepaid expenses and other current assets, and $17.3 million and $16.8 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2018	$475
2019	510
2020	550
2021	590
2022	635
Thereafter	17,760
Total	$20,520

Intangible Assets
Intangible assets include customer relationships, favorable lease rates, development agreements, gaming license rights and trademarks.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

We evaluate goodwill using a weighted average allocation of both the income and market approach models. The income approach is based upon a discounted cash flow method, whereas the market approach uses the guideline public company method. Specifically, the income approach focuses on the expected cash flow of the subject reporting unit, considering the available cash flow for a finite period of years. Available cash flow is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The underlying premise of the income approach is that the value of goodwill can be measured by the present value of the net economic benefit to be received over the life of the reporting unit. The market approach focuses on comparing the reporting unit to selected reasonably similar (or "guideline") publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the subject reporting unit.

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
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

Self-Insurance Reserves
We are self-insured for various insurance coverages such as property, general liability, employee health and workers' compensation costs with the appropriate levels of deductibles and retentions. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Certain of these claims represent obligations to make future payments; and therefore, we discount such reserves to an amount representing the present value of the claims which will be paid in the future using a blended rate, which represents the inherent risk and the average payout duration. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	$31,022	$30,068	$33,004
Additions
Charged to costs and expenses	84,209	79,685	80,311
Due to acquisitions	—	14	—
Payments made	(81,236)	(78,745)	(83,247)
Ending balance	$33,995	$31,022	$30,068

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2017, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest
Noncontrolling interest represented the ownership interest in one of our subsidiaries that was held by a third party. During 2017, the joint venture in which we held an 80% interest was dissolved, thus eliminating our noncontrolling interest.

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

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Rooms	$76,029	$74,937	$77,177
Food and beverage	168,886	146,946	150,598
Other	14,455	13,694	14,870
Total promotional allowances	$259,370	$235,577	$242,645

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Rooms	$33,584	$33,514	$35,605
Food and beverage	150,431	130,941	133,717
Other	13,315	12,417	12,290
Total cost of promotional allowances	$197,330	$176,872	$181,612

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $324.5 million, $321.7 million and $332.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $29.9 million, $32.3 million and $33.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Share-Based Compensation
Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. The requisite service period can be impacted by the provisions of the Company’s stock compensation programs that provide for automatic vesting acceleration upon retirement (including as a result of death or disability) for those long-service participants achieving defined age and years of service criteria. These acceleration provisions do not apply to stock grants and awards issued within six months of the employee’s retirement. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model, which requires the following assumptions: expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable market conditions.

The Company did not issue any stock option grants in 2017. The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards in prior years:

	Year Ended December 31,
	2016	2015
Expected stock price volatility	46.62%	49.06%
Risk-free interest rate	1.39%	1.59%
Expected option life (in years)	5.4	5.3
Estimated fair value per share	$7.67	$9.06

Net Income per Share
Basic net income per share is computed by dividing net income applicable to Boyd Gaming Corporation stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Change in Accounting Principle
In first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation ("Update 2016-09") which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity. The cumulative effect of this change in accounting principle is to record the benefit of previously unrecognized excess tax deductions as an increase in retained earnings of $15.8 million on the consolidated statement of changes in stockholders' equity for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, we recorded an excess tax benefit in our tax expense of approximately $1.5 million. We anticipate recording excess tax benefits as a component of tax expense will cause volatility in our future effective tax rate.

Recently Issued Accounting Pronouncements
Accounting Standards Update 2017-09, Compensation-Stock Compensation ("Update 2017-09")
In May 2017, the Financial Accounting Standards Board ("FASB") issued Update 2017-09, which amends the scope of modification accounting for share-based payment arrangements. An entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for the financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. The Company adopted Update 2017-09 during second quarter 2017. The early adoption did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other ("Update 2017-04")
In January 2017, the FASB issued Update 2017-04, which addresses goodwill impairment testing. Instead of determining goodwill impairment by calculating the implied fair value of goodwill, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company adopted Update 2017-04 effective January 1, 2017. The early adoption did not have an impact on our consolidated financial statements.

Accounting Standards Update 2016-18, Statement of Cash Flows ("Update 2016-18")
In November 2016, the FASB issued Update 2016-18, which amends Accounting Standards Codification ("ASC") 230 to add or clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-18 to the consolidated financial statements.

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

Accounting Standards Update 2016-16, Income Taxes ("Update 2016-16")
In October 2016, the FASB issued Update 2016-16, which addresses the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of the new standard on its consolidated financial statements. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Accounting Standards Update 2016-15, Statement of Cash Flows ("Update 2016-15")
In August 2016, the FASB issued Update 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Accounting Standards Update ("ASU") is intended to reduce the lack of consistent principles on certain classifications such as debt prepayment, debt extinguishment costs, distributions, insurance claims and beneficial interest in securitization transactions. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-15 to the consolidated financial statements.

Accounting Standards Update 2016-13, Financial Instruments-Credit Losses ("Update 2016-13")
In June 2016, the FASB issued Update 2016-13, which amends the guidance on the impairment of financial instruments. Update 2016-13 adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-13 to the consolidated financial statements.

Accounting Standards Update 2016-02, Leases ("Update 2016-02")
In February 2016, the FASB issued Update 2016-02 which requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2016-02 to the consolidated financial statements.

Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("Update 2014-09"); Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14" ); Accounting Standards Update 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("Update 2016-08"); Accounting Standards Update 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("Update 2016-10"); Accounting Standards Update 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("Update 2016-11"); and Accounting Standards Update 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"); (collectively, the “Revenue Standard”)
The Revenue Standard prescribes a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Revenue Standard is effective for our Company on January 1, 2018, and must be adopted by applying either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. We are adopting the Revenue Standard by following the full retrospective approach. The accompanying financial statements and related disclosures do not reflect the effects of the Revenue Standard. We are finalizing our assessment of the effects of the Revenue Standard on our consolidated financial statements, and we will begin reporting under the new guidance effective with our first quarter 2018 financial report.

As a result of the Revenue Standard, our historical income statement presentation, which reflects revenues gross for goods and services provided to our customers as an inducement to play with us with an offsetting reduction for promotional allowances to derive net revenues, is no longer allowed. Under the new guidance, revenues are allocated among our departmental classifications based on the relative standalone selling prices of the goods and services provided to the customer. While the amount of net revenues is not changed, this methodology results in a reduction of our reported departmental revenues by an aggregate amount equivalent to our reported promotional allowance revenues. The majority of this adjustment is applied to our gaming revenues.
Historically, and in accordance with prior guidance, we reported the expense for amounts paid to operators of wide area progressive games as contra-revenues. Under the Revenue Standard, these payments will be reported as an operating expense. The impact of this classification change will be to increase our gaming revenues and gaming expenses by equal amounts.
The accounting for our frequent player programs is also impacted. Historically, we have valued the points earned under these programs based on the estimated cost of redemption. Under the new guidance, we will account for the point programs under a deferred revenue model. The impact of this change in accounting is not expected to be material to any annual accounting period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

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

NOTE 2.    ACQUISITIONS AND DIVESTITURES
Cannery Casino Hotel and Nevada Palace, LLC
On December 20, 2016 (the "Acquisition Date"), Boyd Gaming completed the acquisitions of Cannery, the owner and operator of Cannery Casino Hotel, and Nevada Palace, LLC, the owner and operator of Eastside Cannery Casino and Hotel, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of April 25, 2016, as amended on October 28, 2016, by and among Boyd, Cannery Casino Resorts, LLC (“Seller”), Cannery and Eastside Cannery.

Pursuant to the terms of the Purchase Agreement, Boyd acquired from Seller all of the issued and outstanding membership interests of Cannery and Eastside Cannery (the “Acquisitions”). With the closing of the Acquisitions, each of Cannery and Eastside Cannery became wholly owned subsidiaries of Boyd. Accordingly, the assets and liabilities of Cannery and Eastside Cannery are included in our consolidated balance sheets as of December 31, 2017 and 2016 and the results of their operations and cash flows in our consolidated statements of operations and cash flows, respectively, for the year ended December 31, 2017 and the period from December 20, 2016 through December 31, 2016. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment (See Note 1, Summary of Significant Accounting Policies.) The net purchase price was $228.2 million.

The fair value of the consideration transferred to the Seller on the Acquisition Date included the purchase price of the net assets transferred. The total gross consideration was $238.6 million. In addition, the Purchase Agreement provided for a working capital adjustment to the purchase consideration. This adjustment was calculated during second quarter 2017 and paid during the third quarter, resulting in an additional $1.2 million being paid to Seller.

Acquisition Method of Accounting
The Company followed the acquisition method of accounting according to the guidance of FASB Accounting Standards Codification Topic 805 ("ASC 805"). For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values, as determined by management based on its judgment with assistance from third-party appraisals. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The purchase price allocation below represents the opening balance sheet on December 20, 2016, which was initially reported in our Form 10-K for the year ended December 31, 2016. During the measurement period, which concluded on September 30, 2017, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $62.5 million reduction in acquired assets, primarily related to a $56.7 million reduction in property and equipment, and a $5.0 million reduction in assumed liabilities with a corresponding increase to goodwill of $58.7 million. The property and equipment adjustment resulted in a depreciation expense reduction of $2.5 million for the year ended December 31, 2017. The measurement period adjustment and the related tax impact were immaterial to our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

The following table summarizes the components and allocation of the purchase price, including the measurement period adjustments:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Current assets	$29,929	$(8,345)	$21,584
Property and equipment	181,757	(56,675)	125,082
Other long-term assets	—	3,419	3,419
Intangible and other assets	16,330	(880)	15,450
Total acquired assets	228,016	(62,481)	165,535

Current liabilities	15,850	(4,984)	10,866
Total liabilities assumed	15,850	(4,984)	10,866
Net identifiable assets acquired	212,166	(57,497)	154,669
Goodwill	26,401	58,651	85,052
Net assets acquired	$238,567	$1,154	$239,721

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$7,870
Buildings and improvements	10 - 40 years	107,268
Furniture and equipment	3 - 7 years	9,820
Construction in progress		124
Property and equipment acquired		$125,082

The goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $1.1 million and $10.5 million of acquisition related costs that were expensed for the year ended December 31, 2017 and 2016, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Aliante Casino + Hotel + Spa
On September 27, 2016, Boyd Gaming completed the acquisition of ALST Casino Holdco LLC, the holding company of Aliante Casino + Hotel + Spa ("Aliante"). Pursuant to the Merger Agreement, Merger Sub merged with and into ALST (the "Merger"), with ALST surviving the Merger. ALST and Aliante are now wholly owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our consolidated balance sheets as of December 31, 2017 and 2016 and the results of its operations and cash flows in our consolidated statements of operations and cash flows, respectively, for the year ended December 31, 2017 and the period from September 27, 2016 through December 31, 2016. Aliante is an upscale, resort-style casino and hotel situated in North Las Vegas offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 1, Summary of Significant Accounting Policies.) The net purchase price was $372.3 million.

The fair value of the consideration transferred on the acquisition date included the purchase price of the net assets transferred. The total gross consideration was $399.1 million.

Acquisition Method of Accounting
The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

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

The following table presents the components and allocation of the purchase price, including the measurement period adjustments:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Current assets	$31,886	$—	$31,886
Property and equipment	226,309	(760)	225,549
Intangible and other assets	20,791	(2,643)	18,148
Total acquired assets	278,986	(3,403)	275,583

Current liabilities	5,693	515	6,208
Other liabilities	636	(83)	553
Total liabilities assumed	6,329	432	6,761
Net identifiable assets acquired	272,657	(3,835)	268,822
Goodwill	126,489	3,835	130,324
Net assets acquired	$399,146	$—	$399,146

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$16,680
Buildings and improvements	10 - 45 years	200,770
Furniture and equipment	3 - 7 years	8,099
Property and equipment acquired		$225,549

All of the goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $1.0 million and $2.2 million of acquisition related costs that were expensed for the year ended December 31, 2017 and 2016, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Aliante or Cannery acquisitions for the period subsequent to their respective acquisitions as such amounts are not material for the twelve months ended December 31, 2016.

Announced Acquisitions
On December 18, 2017, Boyd Gaming announced that it had entered into a definitive agreement to acquire Ameristar Casino Kansas City, LLC ("Ameristar Kansas City"), the owner and operator of Ameristar Casino Hotel Kansas City; Ameristar Casino St. Charles, LLC ("Ameristar St. Charles"), the owner and operator of Ameristar Casino Resort Spa St. Charles; Belterra Resort Indiana LLC ("Belterra"), the owner and operator of Belterra Casino Resort located in Florence, Indiana; and PNK (Ohio) LLC (“Belterra Park”), the owner and operator of Belterra Park, located in Cincinnati, Ohio. Ameristar Kansas City, Ameristar St. Charles, Belterra and Belterra Park are collectively referred to as the "Companies".

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Boyd Gaming will acquire the Companies pursuant to a Membership Interest Purchase Agreement (the "Penn National Purchase Agreement"), made and entered into on December 17, 2017 (the "Agreement Date"), by and among Boyd, Boyd TCIV, LLC, a wholly owned subsidiary of Boyd ("Boyd Sub"), Penn National Gaming, Inc. ("Penn"), and, solely following the execution and delivery of a joinder to the Penn National Purchase Agreement, Pinnacle Entertainment, Inc. ("Pinnacle Entertainment") and its wholly owned subsidiary, Pinnacle MLS, LLC (collectively with Pinnacle Entertainment, "Pinnacle"). The Penn National Purchase Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Boyd will acquire from Pinnacle all of the issued and outstanding membership interests of the Companies as well as certain other assets (and assume certain other liabilities) of Pinnacle related to the Companies (collectively, the "Pending Acquisitions"), such that following the Pending Acquisitions, each of the Companies will be a wholly owned subsidiary of Boyd.

The Pending Acquisitions will occur substantially concurrently with the acquisition of Pinnacle Entertainment by Penn (the "Merger") pursuant to the Merger Agreement (the "Merger Agreement"), dated the Agreement Date, by and among Pinnacle Entertainment, Penn and Franchise Merger Sub, Inc., a wholly owned subsidiary of Penn.

Upon the terms and subject to the conditions of the Purchase Agreement, Boyd will acquire the Companies for total cash consideration of approximately $575.0 million, subject to adjustments based on (a) the adjusted 2017 EBITDA of each Company (as determined subsequent to the Agreement Date), and (b) working capital, cash and indebtedness of the Companies at closing and transaction expenses.

In addition, on the Agreement Date, Boyd entered into a Master Lease Commitment and Rent Allocation Agreement (the "Lease Commitment Agreement") by and among Boyd, Boyd Sub, Penn, Gaming and Leisure Properties, Inc. ("GLPI Parent") and Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI Parent (collectively with GLPI Parent, "GLPI"), pursuant to which, among other things, concurrently with the consummation of the Pending Acquisitions, Boyd will enter into a new Master Lease with GLPI, under which Boyd will lease the real estate, improvements and fixtures owned by GLPI that are associated with the Companies and currently leased to Pinnacle (the "Master Lease"). The Lease Commitment Agreement also sets forth the manner in which rent will be calculated for the purposes of the Master Lease. GLPI’s commitment to enter into the Master Lease is subject to certain conditions, including that the conditions to the Merger under the Merger Agreement and the conditions to the Pending Acquisitions under the Penn National Purchase Agreement have been satisfied or waived, and that the sale of Belterra Park’s real property to GLPI has been consummated, as contemplated by a purchase agreement between Penn and GLPI (and, upon the execution of a joinder, Belterra Park) entered into on the Agreement Date.

The completion of the Pending Acquisitions is subject to the effectiveness of the Master Lease and the consummation of the Merger, and the receipt of all required regulatory approvals, as well as customary conditions, including, among others, approval by Missouri, Ohio and Indiana gaming authorities and the acceptance or approval by the Federal Trade Commission. In addition, the Penn National Purchase is also contingent upon the successful completion of Penn National’s proposed acquisition of Pinnacle Entertainment, Inc. Subject to the satisfaction or waiver of conditions in the Penn National Purchase Agreement, Boyd currently expects the transaction to close in the second half of 2018.

The Penn National Purchase Agreement contains certain termination rights for Boyd Gaming, and the other parties thereto, and could result in a reverse termination fee payment of up to $58.0 million in certain circumstances.

On December 20, 2017, Boyd Gaming announced that it had entered into a definitive agreement to acquire Valley Forge Convention Center Partners, L.P. ("Valley Forge"), the owner and operator of Valley Forge Casino Resort in King of Prussia, Pennsylvania.

Boyd will acquire Valley Forge pursuant to an Agreement and Plan of Merger, made and entered into on December 20, 2017 (the "Valley Forge Merger Agreement"), by and among Boyd, Boyd TCV, LP, a Pennsylvania limited partnership and a wholly owned subsidiary of Boyd ("Boyd TCV"), Valley Forge, and VFCCP SR LLC, a Pennsylvania limited liability company, solely in its capacity as the representative of Valley Forge’s limited partners. The Valley Forge Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth therein, Boyd TCV will be merged with and into Valley Forge (the "Merger"), following which Valley Forge will be the surviving entity and a wholly owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Valley Forge Merger Agreement, Boyd will acquire Valley Forge for cash consideration of approximately $280.5 million, subject to adjustment based on working capital, cash and indebtedness of Valley Forge at closing and transaction expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

The completion of the Merger is subject to customary conditions, including the receipt of all required regulatory approvals, including, among others, approval by the Pennsylvania Gaming Control Board and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of conditions in the Valley Forge Merger Agreement, Boyd currently expects the transaction to close in the third quarter of 2018.

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata, to MGM, pursuant to an Equity Purchase Agreement ("Purchase Agreement") entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned subsidiary of Boyd ("Seller"), and MGM. Pursuant to the Purchase Agreement, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the "Transaction"). Following the Transaction, MDDHC became a wholly owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. The after-tax gain on the sale of Borgata was $181.7 million and is included in discontinued operations in the year ended December 31, 2016. The initial proceeds did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retained the right to receive upon payment. During 2016, we recognized $9.1 million in income, which is included in discontinued operations, for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it would receive payments totaling $72 million to resolve the property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the year ended December 31, 2017, we recognized $36.2 million in income for the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale. These proceeds, net of tax of $14.8 million for the year ended December 31, 2017, are included in discontinued operations in the consolidated financial statements.

We accounted for our investment in Borgata applying the equity method, through the date of the sale, and, as a result of the sale, we reported the results as discontinued operations for all periods presented in these consolidated financial statements.

The table below summarizes the results of operations information for periods prior to the date of divestiture:

	Seven Months Ended	Twelve Months Ended
(In thousands)	July 31, 2016	December 31, 2015
Net revenues	$485,510	$804,166
Operating expenses	366,812	657,324
Operating income	118,698	146,842
Interest expense	26,378	59,681
Loss on early extinguishments of debt	1,628	18,895
State income tax expense (benefit)	8,274	(3,731)
Net income	$82,418	$71,997

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2017	2016
Land	$294,533	$251,316
Buildings and improvements	2,935,539	2,915,664
Furniture and equipment	1,311,704	1,243,724
Riverboats and barges	238,926	239,264
Construction in progress	59,538	86,226
Other	—	726
Total property and equipment	4,840,240	4,736,920
Less accumulated depreciation	2,300,454	2,131,751
Property and equipment, net	$2,539,786	$2,605,169

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

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $199.3 million, $179.6 million and $179.9 million, respectively.

NOTE 4.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	5.2 years	$9,400	$(3,470)	$—	$5,930
Favorable lease rates	38.0 years	11,730	(3,075)	—	8,655
Development agreement	—	21,373	—	—	21,373
		42,503	(6,545)	—	35,958

Indefinite lived intangible assets:
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, December 31, 2017		$1,067,725	$(40,505)	$(184,274)	$842,946

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

Development Agreement
Development agreement is an acquired contract with a Native American tribe (the "Tribe") under which the Company has the right to assist the Tribe in the development and management of a gaming facility on the Tribe's land. This asset although amortizable, is not amortized until development is completed. We are in the process of finalizing project design and construction planning. In the interim, this asset is subject to periodic impairment reviews.

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
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

Activity for the Years Ended December 31, 2017, 2016 and 2015
The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2015	$51,958	$34,414	$21,373	$126,001	$700,503	$934,249
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	(17,502)	(17,502)
Amortization	(25,652)	(1,041)	—	—	—	(26,693)
Balance, December 31, 2015	26,306	33,373	21,373	126,001	683,001	890,054
Additions	8,480	—	—	24,200	—	32,680
Impairments	—	—	—	(800)	(23,600)	(24,400)
Amortization	(15,324)	(1,042)	—	—	—	(16,366)
Other	—	—	—	(14)	—	(14)
Balance, December 31, 2016	19,462	32,331	21,373	149,387	659,401	881,954
Additions	—	—	—	—	—	—
Purchase price adjustment	920	—	—	(1,800)	—	(880)
Impairments	—	—	—	—	—	—
Amortization	(14,452)	(228)	—	—	—	(14,680)
Other	—	(23,448)	—	—	—	(23,448)
Balance, December 31, 2017	$5,930	$8,655	$21,373	$147,587	$659,401	$842,946

In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to terminate the existing lease and purchase the land subject to the lease therefore combining the remaining unamortized favorable lease rate asset into the cost of the land asset.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Future Amortization
Customer relationships are being amortized on an accelerated basis over an estimated life of five years. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 38.0 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Favorable Lease Rates	Total
For the year ending December 31,
2018	$2,291	$228	$2,519
2019	1,634	228	1,862
2020	1,043	228	1,271
2021	511	228	739
2022	271	228	499
Thereafter	180	7,515	7,695
Total future amortization	$5,930	$8,655	$14,585

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations
As a result of our annual impairment testing in the fourth quarter of 2017, there were no impairment charges recognized.

During the year ended 2016, we recognized non-cash impairment charges of $23.6 million of gaming licenses and $0.8 million of trademarks in our Midwest and South segment. These amounts are included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended 2015, we recognized non-cash impairment charges of $17.5 million of a gaming license in our Midwest and South segment. These amounts are included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2015.

NOTE 5.     GOODWILL
Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$593,567	$—	$(165,479)	$428,088
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest and South	471,735	—	(12,462)	459,273
Balance, December 31, 2017	$1,072,299	$(6,134)	$(177,941)	$888,224

Changes in Goodwill
During the year ended December 31, 2017 and 2016, we recorded $61.7 million and $153.6 million of goodwill, respectively, in our Las Vegas Locals segment related to our acquisitions of Aliante on September 27, 2016 and Cannery and Eastside Cannery on December 20, 2016 as the acquisition accounting was finalized in the current year (see Note 2, Acquisitions and Divestitures).

Goodwill decreased approximately $12.5 million during 2016 due to an impairment in the Midwest and South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2017, 2016 and 2015.

(In thousands)	Goodwill, Net
Balance, January 1, 2015	$685,310
Additions	—
Impairments	—
Balance, December 31, 2015	685,310
Additions	153,628
Impairments	(12,462)
Balance, December 31, 2016	826,476
Additions	—
Impairments	—
Final purchase price adjustment	61,748
Balance, December 31, 2017	$888,224

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2017	2016
Payroll and related expenses	$70,724	$68,102
Interest	19,858	33,407
Gaming liabilities	55,961	41,942
Player loyalty program liabilities	18,322	19,076
Dividends payable	5,632	—
Other accrued liabilities	78,482	88,555
Total accrued liabilities	$248,979	$251,082

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs consists of the following:

		December 31, 2017
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2017	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	3.882%	$1,621,054	$(1,556)	$(23,795)	$1,595,703
6.875% senior notes due 2023	6.875%	750,000	—	(9,455)	740,545
6.375% senior notes due 2026	6.375%	750,000	—	(10,872)	739,128
Other	5.800%	504	—	—	504
Total long-term debt		3,121,558	(1,556)	(44,122)	3,075,880
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,097,577	$(1,556)	$(44,122)	$3,051,899

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

		December 31, 2016
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2016	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	3.440%	$1,782,538	$(1,888)	$(28,503)	$1,752,147
6.875% senior notes due 2023	6.875%	750,000	—	(11,209)	738,791
6.375% senior notes due 2026	6.375%	750,000	—	(12,074)	737,926
Other	5.800%	591	—	—	591
Total long-term debt		3,283,129	(1,888)	(51,786)	3,229,455
Less current maturities		30,336	—	—	30,336
Long-term debt, net		$3,252,793	$(1,888)	$(51,786)	$3,199,119

Boyd Gaming Corporation Debt
Bank Credit Facility
Credit Agreement
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

The Amended Credit Agreement provides for (i) commitments to make Term B Loans in an amount equal to $1,264.5 million (the "Refinancing Term B Loans"), with the proceeds used to refinance in full the Company’s Term B-1 Loans and Term B-2 Loans outstanding under the Existing Credit Agreement and (ii) certain other amendments to the Existing Credit Agreement. The revolving credit facility (the "Revolving Credit Facility") of $775.0 million and the senior secured term A loan (the "Term A Loan") of $225.0 million were not modified in the Refinancing Amendment.

The Refinancing Term B Loans mature on September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events). The Revolving Credit Facility and the Term A Loan mature on September 15, 2021 (or earlier upon occurrence or non-occurrence of certain events).

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

Amounts Outstanding
The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,
(In thousands)	2017	2016
Revolving Credit Facility	$170,000	$245,000
Term A Loan	210,938	222,188
Refinancing Term B Loans	1,170,016	—
Term B-1 Loan	—	271,750
Term B-2 Loan	—	997,500
Swing Loan	70,100	46,100
Total outstanding principal amounts	$1,621,054	$1,782,538

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

At December 31, 2017 approximately $1.6 billion was outstanding under the Credit Facility and $12.9 million was allocated to support various letters of credit, leaving remaining contractual availability of $522.0 million.

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

Optional and Mandatory Prepayments
Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2016, payable on a quarterly basis, (ii) the loans under the Refinancing Term B Loans amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing June 30, 2017, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

Amounts outstanding under the Refinancing Amendment may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
March 31, 2017 through December 31, 2017	7.00	to	1.00
March 31, 2018 through December 31, 2018	6.25	to	1.00
March 31, 2019 through December 31, 2019	6.00	to	1.00
March 31, 2020 through December 31, 2020	5.75	to	1.00
March 31, 2021 and thereafter	5.50	to	1.00

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
6.875% Senior Notes due May 2023
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

At any time prior to May 15, 2018, we may redeem the 6.875% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. After May 15, 2018, we may redeem all or a portion of the 6.875% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 105.156% in 2018 to 100% in 2021 and thereafter, plus accrued and unpaid interest and Additional Interest.

In conjunction with the issuance of the 6.875% Notes, we incurred approximately $14.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.875% Notes using the effective interest method.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

6.375% Senior Notes due April 2026
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Boyd Gaming Credit Facility deferred finance charges	$1,086	$6,629	$1,978
Refinancing Amendment	496	—	—
9.00% Senior Notes premium and consent fees	—	15,750	—
9.00% Senior Notes deferred finance charges	—	5,976	—
8.375% Senior Notes deferred finance charges	—	4,497	—
9.125% Senior Notes premium and consent fees	—	—	23,962
9.125% Senior Notes deferred finance charges	—	—	4,888
HoldCo Note	—	—	7,819
Peninsula Credit Facility deferred finance charges	—	9,512	2,086
Total loss on early extinguishments and modifications of debt	$1,582	$42,364	$40,733

Covenant Compliance
As of December 31, 2017, we believe that we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2017, the available borrowing capacity under our Credit Facility was $522.0 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In thousands)	Total
For the year ending December 31,
2018	$23,981
2019	23,991
2020	23,997
2021	430,040
2022	12,758
Thereafter	2,606,791
Total outstanding principal of long-term debt	$3,121,558

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets
Federal net operating loss carryforwards	$110,350	$201,978
State net operating loss carryforwards	45,096	38,715
Share-based compensation	14,226	26,344
Other	33,001	61,289
Gross deferred tax assets	202,673	328,326
Valuation allowance	(28,821)	(28,402)
Deferred tax assets, net of valuation allowance	173,852	299,924

Deferred tax liabilities
Difference between book and tax basis of property and intangible assets	219,090	337,654
State tax liability	34,035	31,443
Other	9,802	14,807
Gross deferred tax liabilities	262,927	383,904
Deferred tax liabilities, net	$89,075	$83,980
At December 31, 2017, we have unused federal general business tax credits of approximately $8.0 million which may be carried forward or used until expiration beginning in 2036 and alternative minimum tax credits of $10.4 million which may be used or refunded through 2022. We have a federal income tax net operating loss of approximately $525.5 million, which may be carried forward or used until expiration beginning in 2031. We also have state income tax net operating loss carryforwards of approximately $732.4 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2018 to 2036, if not fully utilized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). As part of our analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $60.1 million in the period ending December 31, 2017. This tax benefit is due to the corporate federal tax rate reduction on our net deferred tax liability.

The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We have recorded an adjustment as a result of the Tax Act as described above. We believe our analysis to be complete and do not anticipate any material future changes to financial statements as a result of the impact of the Tax Act. If any changes are determined, we will record those as part of the measurement period.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

As part of our review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. In 2016, we determined that the positive evidence in favor of releasing the valuation allowance, particularly evidence that was objectively verifiable, outweighed the negative evidence. We utilize a rolling twelve quarters of pretax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters during 2016. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during 2016 provided positive evidence that supported the release of the valuation allowance against a significant portion of our deferred tax assets. As such, we concluded that it was more likely than not that the benefit from these deferred tax assets would be realized. As a result, during the year ended December 31, 2016, we released $201.5 million of valuation allowance on our federal and state income tax net operating loss carryforwards and other deferred tax assets. For the year ended December 31, 2017, no significant changes of evidence have occurred that would require a change to our valuation allowance position.

We have maintained a valuation allowance of $28.8 million against certain federal and state deferred tax assets as of December 31, 2017 due to uncertainties related to our ability to realize the tax benefits associated with these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$(10,367)	$—	$—
State	5,335	1,242	2,052
Total current taxes provision	(5,032)	1,242	2,052
Deferred
Federal	6,343	(190,207)	(9,493)
State	1,695	(8,521)	807
Total deferred taxes benefit	8,038	(198,728)	(8,686)
Provision (benefit) for income taxes from continuing operations	$3,006	$(197,486)	$(6,634)

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$3,006	$(197,486)	$(6,634)
Provision (benefit) for income taxes from discontinued operations	14,855	146,379	(540)
Provision (benefit) for income taxes from continuing and discontinued operations	$17,861	$(51,107)	$(7,174)

Our tax provision for the year ended December 31, 2017 was favorably impacted by the federal statutory tax rate change applied to our net deferred tax liability. Based on this revaluation, we have recorded a discrete tax benefit of $60.1 million.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Additionally, the tax benefit in 2015 was adversely impacted by an accrual of non-cash tax expense in connection with the tax amortization of indefinite lived intangible assets that was not available to offset existing deferred tax assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in the net operating loss deferred tax assets in determining our valuation allowance.

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
Federal statutory rate change on deferred tax liability	(35.2)%	—%	—%
State income taxes, net of federal benefit	2.7%	(59.2)%	69.2%
Compensation-based credits	(1.0)%	(21.7)%	(60.8)%
Valuation allowance for deferred tax assets	—%	(2,448.1)%	200.9%
Company provided benefits	0.5%	14.8%	152.9%
Nondeductible expenses	0.5%	10.3%	19.0%
Tax exempt interest	(0.3)%	(6.9)%	(13.8)%
Accrued interest on uncertain tax benefits	0.1%	2.1%	(139.7)%
Uncertain tax benefits	—%	—%	(421.6)%
Other, net	(0.5)%	1.5%	(4.5)%
Effective tax rate	1.8%	(2,472.2)%	(163.4)%

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

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period September 2018 through October 2021.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Unrecognized tax benefit, beginning of year	$2,482	$2,482	$30,198
Additions:
Tax positions related to current year	—	—	—
Reductions:
Tax position related to prior years	—	—	(27,716)
Unrecognized tax benefits, end of year	$2,482	$2,482	$2,482

Included in the $2.5 million balance of unrecognized tax benefits at December 31, 2017, are $2.0 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize interest related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2017, we recognized interest and penalties of approximately $0.1 million in our tax provision. During the year ended December 31, 2015 we recognized interest related benefits, due to favorable settlements, of $6.2 million in our income tax provision. We have accrued $1.0 million and $0.8 million of interest and penalties as of December 31, 2017 and 2016, respectively, in our consolidated balance sheets.

During the first quarter of 2015, we received Joint Committee approval on our IRS appeals agreement, effectively settling our 2005 through 2009 examination. During the third quarter of 2015, we received a final audit determination in connection with our New Jersey examination, effectively settling years 2003 through 2009. As a result of the resolution of these audits, we reduced our unrecognized tax benefits by $27.7 million, of which $19.5 million impacted our effective tax rate. Due to the utilization of tax loss carryforwards in certain states, the statute of limitations remains open with respect to years in which the tax losses are utilized. When these years close, unrecognized tax benefits may be realized. We do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

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

Acquisitions
We recently announced the Penn National Purchase Agreement and Valley Forge Merger Agreement, pursuant to which we will acquire additional casino properties. See Note 2, Acquisitions and Divestitures, for further discussion of the commitments arising from these agreements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. As of December 31, 2017 and 2016, under the Mulvane Development Agreement, Kansas Star recorded $1.7 million at each date, which is included in accrued liabilities on the consolidated balance sheets and $8.2 million, net of a $3.5 million discount, and $8.9 million, net of a $4.0 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.7 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

Contingent Payments
In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s earnings before interest expense, taxes, depreciation and amortization ("EBITDA") each month for a period of 10 years commencing December 20, 2011.

Minimum Assessment Agreement
In 2007, Diamond Jo Dubuque entered into a Minimum Assessment Agreement with the City of Dubuque (the "City"). Under the Minimum Assessment Agreement, Diamond Jo Dubuque and the City agreed to a minimum taxable value related to the new casino of $57.9 million.  Diamond Jo Dubuque agreed to pay property taxes to the City based on the actual taxable value of the casino, but not less than the minimum taxable value. Scheduled payments of principal and interest on the City Bonds will be funded through Diamond Jo Dubuque's payment obligations under the Minimum Assessment Agreement.  Diamond Jo Dubuque is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds.

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2017 and 2016, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $13.8 million, net of a $2.6 million discount, and $14.1 million, net of a $2.8 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

Public Parking Facility Agreement
Diamond Jo Dubuque has an agreement with the City for use of the public parking facility adjacent to Diamond Jo Dubuque's casino and owned and operated by the City (the "Parking Facility Agreement"). The Parking Facility Agreement calls for: (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility; and (ii) the payment by the Company to the City of $65 per parking space in the public parking facility per year, subject to annual increases based on any increase in the Consumer Price Index, which funds will be deposited into a special sinking fund and used by the City for capital expenditures necessary to maintain the public parking facility. Operating costs of the parking facility incurred by Diamond Jo Dubuque are expensed as incurred. Deposits to the sinking fund are recorded as other assets. When the sinking fund is used for capital improvements, such amounts are capitalized and amortized over their remaining useful life.

Iowa Qualified Sponsoring Organization Agreements
Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque expensed $3.1 million, during the year ended December 31, 2017 and $3.0 million, in the year ended December 31, 2016 and 2015, respectively, related to its agreement. Diamond Jo Worth expensed $5.0 million, $4.9 million, and $5.0 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2018. Diamond Jo Dubuque has entered into an amendment to the existing operating agreement with the qualified sponsoring organization. The new agreement will go into effect on January 1, 2019 and will extend for twelve years, expiring on December 31, 2030. The agreement is subject to review and approval by the state gaming commission. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

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

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily related to land leases are as follows:

(In thousands)	Lease Obligations
For the year ending December 31,
2018	$20,642
2019	17,826
2020	15,325
2021	14,330
2022	13,884
Thereafter	314,391
Total	$396,398

Rent expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 was $30.3 million, $31.0 million, and $29.0 million, respectively, and primarily relates to land leases and advertising-related expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Minimum Rental Income
For the year ending December 31,
2018	$3,432
2019	2,371
2020	1,665
2021	930
2022	771
Thereafter	250
Total	$9,419

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 10.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million. We are not obligated to repurchase any shares under this program. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program, and 1.2 million shares were repurchased during the year ended December 31, 2017. As of December 31, 2017, $60.1 million remained available under this authorization. There were no share repurchases during the years ended December 31, 2016 or 2015.

The following table provides information regarding share repurchases during the referenced periods.(1)

(In thousands, except per share data)	For the Year Ended December 31, 2017
Shares repurchased (2)	1,198
Total cost, including brokerage fees	$31,927
Average repurchase price per share (3)	$26.64
(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2017. These amounts exclude repurchases traded but not yet settled on or before December 31, 2017.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board under this program are:

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05

No dividends were declared during the years ended December 31, 2016 or 2015.

Stock Incentive Plan
In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 4.4 million shares remain available for grant at December 31, 2017. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2017 was approximately 9.7 million shares.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Summarized stock option plan activity is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2015	7,169,668	$25.73
Granted	200,673	19.98
Canceled	(1,463,497)	39.82
Exercised	(1,301,789)	7.53
Outstanding at December 31, 2015	4,605,055	26.14
Granted	216,509	17.50
Canceled	(1,260,750)	38.63
Exercised	(452,898)	6.49
Outstanding at December 31, 2016	3,107,916	23.36
Granted	—	—
Canceled	(1,323,500)	39.30
Exercised	(241,964)	8.61
Outstanding at December 31, 2017	1,542,452	$11.99	5.3	$35,565

Exercisable at December 31, 2016	2,696,315	$24.27	3.1	$14,587

Exercisable at December 31, 2017	1,335,717	$11.00	4.8	$32,128

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22	25,510	4.9	$5.22	25,510	$5.22
6.60	28,000	0.8	6.60	28,000	6.60
6.70	196,869	3.9	6.70	196,869	6.70
7.55	65,000	1.8	7.55	65,000	7.55
8.34	294,163	2.8	8.34	294,163	8.34
9.86	260,882	5.9	9.86	260,882	9.86
11.57	229,846	6.2	11.57	229,846	11.57
17.75	216,509	8.9	17.75	72,174	17.75
19.98	200,673	7.4	19.98	138,273	19.98
33.31	25,000	0.0	33.31	25,000	33.31
$5.22-$33.31	1,542,452	5.3	$11.99	1,335,717	$11.00

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2017, 2016 and 2015 was $3.9 million, $5.9 million, and $11.1 million, respectively. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was approximately $1.6 million, $2.0 million, and $1.9 million, respectively. As of December 31, 2017, there was approximately $0.2 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 1.4 years, the weighted-average remaining requisite service period.

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

Summarized RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	2,534,496
Granted	541,016	$19.05
Canceled	(40,800)
Awarded	(713,886)
Outstanding at December 31, 2015	2,320,826
Granted	542,220	$18.06
Canceled	(30,400)
Awarded	(871,528)
Outstanding at December 31, 2016	1,961,118
Granted	442,879	$27.40
Canceled	(38,964)
Awarded	(727,821)
Outstanding at December 31, 2017	1,637,212

As of December 31, 2017, there was approximately $12.1 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 2.5 years.

Performance Stock Units
Our 2012 Plan provides for the grant of Performance Stock Units ("PSUs"). A PSU is an award which may be earned in whole, or in part, upon the passage of time, and the attainment of performance criteria, and which may be settled for cash, shares, other securities or a combination thereof. The PSUs do not contain voting rights and are not entitled to dividends. The PSUs are subject to the terms and conditions contained in the applicable award agreement and our 2012 Plan. We annually award PSUs to certain members of management.

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

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

Performance Shares Vesting
The PSU grants awarded in fourth quarter 2013 and 2012 vested during first quarter 2017 and 2016, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.
The PSU grant awarded in November 2013 resulted in a total of 268,429 shares being issued during first quarter 2017, representing approximately 0.80 shares per PSU. Of the 268,429 shares issued, a total of 94,776 were surrendered by the participants for payroll taxes, resulting in a net issuance of 173,653 shares due to the vesting of the 2013 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2016; therefore, the vesting of the PSUs did not impact compensation costs in our 2017 consolidated statement of operations.

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

Summarized PSU activity is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,411,640
Granted	240,156	$16.75
Performance Adjustment	264,306
Canceled	(2,677)
Awarded	(663,945)
Outstanding at December 31, 2015	1,249,480
Granted	241,235	$17.75
Performance Adjustment	(148,272)
Canceled	—
Awarded	(213,365)
Outstanding at December 31, 2016	1,129,078
Granted	275,305	$28.94
Performance Adjustment	(73,407)
Canceled	—
Awarded	(268,429)
Outstanding at December 31, 2017	1,062,547

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

As of December 31, 2017, there was approximately $6.9 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 2.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.4 million shares will be issued to settle the PSUs outstanding at December 31, 2017.

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

Summarized Career Shares activity is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	896,585
Granted	103,018	$12.51
Canceled	—
Awarded	(31,028)
Outstanding at December 31, 2015	968,575
Granted	73,064	$19.01
Canceled	—
Awarded	—
Outstanding at December 31, 2016	1,041,639
Granted	66,000	$20.41
Canceled	(11,236)
Awarded	(82,944)
Outstanding at December 31, 2017	1,013,459

As of December 31, 2017, there was approximately $1.1 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

The following table summarizes our share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock Options	$1,193	$1,974	$2,821
Restricted Stock Units	7,463	8,883	9,909
Performance Stock Units	7,381	3,353	5,135
Career Shares	1,376	1,308	1,399
Total share-based compensation costs	$17,413	$15,518	$19,264

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Gaming	$363	$428	$393
Food and beverage	69	82	75
Room	33	39	36
Selling, general and administrative	1,846	2,176	1,996
Corporate expense	15,102	12,793	16,764
Total share-based compensation expense	$17,413	$15,518	$19,264

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
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$203,104	$203,104	$—	$—
Restricted cash	24,175	24,175	—	—
Investment available for sale	17,752	—	—	17,752

Liabilities
Contingent payments	$2,887	$—	$—	$2,887

	December 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$193,862	$193,862	$—	$—
Restricted cash	16,488	16,488	—	—
Investment available for sale	17,259	—	—	17,259

Liabilities
Contingent payments	$3,038	$—	$—	$3,038

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2017 and 2016.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2017 and 2016. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2017 and 2016 is a discount rate of 9.6% and 10.3%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At December 31, 2017 and 2016, $0.5 million and $0.4 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2017 and 2016, $17.3 million and $16.8 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $2.9 million and $3.1 million as of December 31, 2017 and 2016, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments
In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of ten years commencing December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at December 31, 2017 and 2016 is a discount rate of 9.2% and 18.5%, respectively. At December 31, 2017 and 2016, there was a current liability of $0.8 million and $0.9 million, respectively, related to this agreement, which was recorded

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

in accrued liabilities on the respective consolidated balance sheets, and long-term obligations of $2.1 million and $2.2 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2017
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at January 1, 2017	$17,259	$(3,038)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	138	(335)
Included in other comprehensive income (loss)	795	—
Included in other items, net	—	(333)
Purchases, sales, issuances and settlements:
Settlements	(440)	819
Balance at December 31, 2017	$17,752	$(2,887)

	December 31, 2016
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at January 1, 2016	$17,839	$(3,632)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	130	(600)
Included in other comprehensive income (loss)	(299)	—
Included in other items, net	—	346
Purchases, sales, issuances and settlements:
Settlements	(411)	848
Balance at December 31, 2016	$17,259	$(3,038)

The fair value of intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing its impairment analyses (see Note 4, Intangible Assets).

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$31,729	$25,602	$26,999	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$33,456	$26,660	$27,054	Level 3
Other financial instruments	100	97	97	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,621,054	$1,595,703	$1,625,178	Level 2
6.875% Senior Notes due 2023	750,000	740,545	798,750	Level 1
6.375% Senior Notes due 2026	750,000	739,128	810,000	Level 1
Other	504	504	504	Level 3
Total debt	$3,121,558	$3,075,880	$3,234,432

	December 31, 2016
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,782,538	$1,752,147	$1,791,853	Level 2
6.875% Senior Notes due 2023	750,000	738,791	806,250	Level 1
6.375% Senior Notes due 2026	750,000	737,926	804,375	Level 1
Other	591	591	591	Level 3
Total debt	$3,283,129	$3,229,455	$3,403,069

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about December 31, 2017 and December 31, 2016. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2017 and December 31, 2016. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2017 and 2016.

NOTE 12.    EMPLOYEE BENEFIT PLANS
We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $4.4 million, $3.9 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

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

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments, and reconciles Adjusted EBITDA to operating income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net Revenues
Las Vegas Locals	$858,921	$647,867	$610,107
Downtown Las Vegas	243,543	236,385	234,191
Midwest and South	1,281,243	1,299,724	1,355,134
Total Reportable Segment Net Revenues	$2,383,707	$2,183,976	$2,199,432

Adjusted EBITDA
Las Vegas Locals	$249,943	$176,420	$157,312
Downtown Las Vegas	54,535	52,420	49,314
Midwest and South	364,193	367,365	380,942
Total Reportable Segment Adjusted EBITDA	668,671	596,205	587,568
Corporate expense	(73,046)	(59,875)	(60,177)
Adjusted EBITDA	595,625	536,330	527,391

Other operating costs and expenses
Deferred rent	1,267	3,266	3,428
Depreciation and amortization	217,522	196,226	207,118
Project development, preopening and writedowns	14,454	22,107	6,907
Share-based compensation expense	17,413	15,518	19,264
Impairments of assets	(426)	38,302	18,565
Other operating charges, net	1,900	284	907
Total other operating costs and expenses	252,130	275,703	256,189
Operating income	$343,495	$260,627	$271,202

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Total Assets
The Company's total assets, by Reportable Segment, consisted of the following amounts:

	December 31,
(In thousands)	2017	2016
Assets
Las Vegas Locals	$1,792,119	$1,785,858
Downtown Las Vegas	170,574	157,319
Midwest and South	2,496,957	2,556,307
Total Reportable Segment assets	4,459,650	4,499,484
Corporate	226,280	171,267
Total assets	$4,685,930	$4,670,751

Capital Expenditures
The Company's capital expenditures by Reportable Segment, consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Capital Expenditures:
Las Vegas Locals	$59,382	$42,069	$41,772
Downtown Las Vegas	21,705	28,431	13,000
Midwest and South	37,657	73,255	60,887
Total Reportable Segment Capital Expenditures	118,744	143,755	115,659
Corporate	71,673	16,672	12,646
Total Capital Expenditures	190,417	160,427	128,305
Change in Accrued Property Additions	47	(69)	2,865
Cash-Based Capital Expenditures	$190,464	$160,358	$131,170

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

NOTE 14.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information:

	Year Ended December 31, 2017
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$605,342	$599,868	$587,665	$590,832	$2,383,707
Operating income	94,868	89,361	78,665	80,601	343,495

Income from continuing operations, net of tax	$35,114	$27,561	$22,976	$82,150	$167,801
Income from discontinued operations, net of tax	375	21,017	—	—	21,392
Net income	$35,489	$48,578	$22,976	$82,150	$189,193

Basic net income per common share:
Continuing operations	$0.31	$0.24	$0.20	$0.72	$1.46
Discontinued operations	—	0.18	—	—	0.19
Basic net income per common share	$0.31	$0.42	$0.20	$0.72	$1.65
Diluted net income per common share:
Continuing operations	$0.31	$0.24	$0.20	$0.71	$1.45
Discontinued operations	—	0.18	—	—	0.19
Diluted net income per common share	$0.31	$0.42	$0.20	$0.71	$1.64

	Year Ended December 31, 2016
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$552,378	$544,874	$531,901	$554,823	$2,183,976
Operating income	82,250	80,490	67,916	29,971	260,627

Income from continuing operations, net of tax	$21,560	$11,307	$161,864	$10,742	$205,473
Income from discontinued operations, net of tax	11,630	18,715	180,707	1,478	212,530
Net income	$33,190	$30,022	$342,571	$12,220	$418,003

Basic net income per common share:
Continuing operations	$0.19	$0.10	$1.41	$0.10	$1.79
Discontinued operations	0.10	0.16	1.58	0.01	1.86
Basic net income per common share	$0.29	$0.26	$2.99	$0.11	$3.65
Diluted net income per common share:
Continuing operations	$0.19	$0.10	$1.40	$0.10	$1.78
Discontinued operations	0.10	0.16	1.57	0.01	1.85
Diluted net income per common share	$0.29	$0.26	$2.97	$0.11	$3.63

NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.875% Notes and our 6.375% Notes is presented below. Each of these notes is fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent our special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

On March 7, 2017, Aliante, Cannery and Eastside Cannery became guarantors of the 6.875% Notes, the 6.375% Notes and the Credit Facility.

The tables below present the condensed consolidating balance sheets as of December 31, 2017, and 2016, the condensed consolidating statements of operations for the years ended December 31, 2017, 2016 and 2015 and the condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016 and 2015. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional Restricted Subsidiaries listed above as subsidiary guarantors.

Condensed Consolidating Balance Sheets

	December 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$347	$199,574	$3,183	$—	$—	$203,104
Other current assets	78,226	35,310	12,568	—	(545)	125,559
Property and equipment, net	88,464	2,424,361	26,961	—	—	2,539,786
Investments in subsidiaries	4,917,341	—	18,097	—	(4,935,438)	—
Intercompany receivable	—	1,934,559	—	—	(1,934,559)	—
Other assets, net	14,725	33,369	38,217	—	—	86,311
Intangible assets, net	—	818,887	24,059	—	—	842,946
Goodwill, net	—	887,442	782	—	—	888,224
Total assets	$5,099,103	$6,333,502	$123,867	$—	$(6,870,542)	$4,685,930

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$—	$—	$23,981
Other current liabilities	130,030	205,994	19,563	—	(264)	355,323
Accumulated losses of subsidiaries in excess of investment	—	73,130	—	—	(73,130)	—
Intercompany payable	888,444	—	1,046,114	—	(1,934,558)	—
Long-term debt, net of current maturities and debt issuance costs	3,051,481	418	—	—	—	3,051,899
Other long-term liabilities	(95,723)	259,902	(10,428)	—	—	153,751

Total stockholders' equity (deficit)	1,100,976	5,793,972	(931,382)	—	(4,862,590)	1,100,976
Total liabilities and stockholders' equity	$5,099,103	$6,333,502	$123,867	$—	$(6,870,542)	$4,685,930

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$73,292	$2,355,385	$47,687	$—	$(92,657)	$2,383,707
Operating costs and expenses
Operating	—	1,203,933	43,182	—	—	1,247,115
Selling, general and administrative	44	354,423	7,612	—	(42)	362,037
Maintenance and utilities	—	108,092	1,370	—	—	109,462
Depreciation and amortization	12,041	201,401	4,080	—	—	217,522
Corporate expense	85,362	1,140	1,646	—	—	88,148
Project development, preopening and writedowns	7,806	2,912	3,736	—	—	14,454
Impairments of assets	600	1	(1,027)	—	—	(426)
Other operating items, net	725	1,175	—	—	—	1,900
Intercompany expenses	1,204	91,411	—	—	(92,615)	—
Total operating costs and expenses	107,782	1,964,488	60,599	—	(92,657)	2,040,212
Equity in earnings (losses) of subsidiaries	330,514	(1,374)	—	—	(329,140)	—
Operating income (loss)	296,024	389,523	(12,912)	—	(329,140)	343,495
Other expense (income)
Interest expense, net	169,990	1,275	25	—	—	171,290
Loss on early extinguishments and modifications of debt	1,582	—	—	—	—	1,582
Other, net	(16)	(98)	(70)	—	—	(184)
Total other expense, net	171,556	1,177	(45)	—	—	172,688
Income (loss) from continuing operations before income taxes	124,468	388,346	(12,867)	—	(329,140)	170,807
Income tax benefit (provision)	64,725	(73,317)	5,586	—	—	(3,006)
Income (loss) from continuing operations, net of tax	189,193	315,029	(7,281)	—	(329,140)	167,801
Income from discontinued operations, net of tax	—	21,392	—	—	—	21,392
Net income (loss)	$189,193	$336,421	$(7,281)	$—	$(329,140)	$189,193
Comprehensive income (loss)	$189,626	$336,854	$(7,281)	$—	$(329,573)	$189,626

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,939	$2,156,241	$49,131	$—	$(143,335)	$2,183,976
Operating costs and expenses
Operating	1,200	1,127,654	42,879	—	—	1,171,733
Selling, general and administrative	49,938	265,485	6,584	—	2	322,009
Maintenance and utilities	—	98,741	1,279	—	—	100,020
Depreciation and amortization	8,767	183,531	3,928	—	—	196,226
Corporate expense	66,703	1,738	4,227	—	—	72,668
Project development, preopening and writedowns	18,079	(3,292)	7,320	—	—	22,107
Impairments of assets	1,440	36,862	—	—	—	38,302
Other operating items, net	181	103	—	—	—	284
Intercompany expenses	1,205	140,671	1,461	—	(143,337)	—
Total operating costs and expenses	147,513	1,851,493	67,678	—	(143,335)	1,923,349
Equity in earnings (losses) of subsidiaries	442,902	(2,039)	—	—	(440,863)	—
Operating income (loss)	417,328	302,709	(18,547)	—	(440,863)	260,627
Other expense (income)
Interest expense, net	157,923	51,783	25	—	—	209,731
Loss on early extinguishments of debt	28,356	14,008	—	—	—	42,364
Other, net	1	617	(73)	—	—	545
Total other expense (income), net	186,280	66,408	(48)	—	—	252,640
Income (loss) from continuing operations before income taxes	231,048	236,301	(18,499)	—	(440,863)	7,987
Income tax benefit	186,955	10,405	126	—	—	197,486
Income (loss) from continuing operations, net of tax	418,003	246,706	(18,373)	—	(440,863)	205,473
Income from discontinued operations, net of tax	—	212,530	—	—	—	212,530
Net income (loss)	$418,003	$459,236	$(18,373)	$—	$(440,863)	$418,003
Comprehensive income (loss)	$417,704	$458,937	$(18,373)	$—	$(440,564)	$417,704

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$121,541	$2,173,147	$48,353	$—	$(143,609)	$2,199,432
Operating costs and expenses
Operating	1,800	1,145,181	43,843	—	—	1,190,824
Selling, general and administrative	48,173	267,661	6,604	—	(18)	322,420
Maintenance and utilities	—	103,086	1,462	—	—	104,548
Depreciation and amortization	6,179	196,865	4,074	—	—	207,118
Corporate expense	71,700	1,781	3,460	—	—	76,941
Project development, preopening and writedowns	884	2,351	3,596	76	—	6,907
Impairments of assets	—	17,500	1,065	—	—	18,565
Other operating items, net	599	308	—	—	—	907
Intercompany expenses	1,204	140,971	1,416	—	(143,591)	—
Total operating costs and expenses	130,539	1,875,704	65,520	76	(143,609)	1,928,230
Equity in earnings (losses) of subsidiaries	190,570	(2,204)	(76)	—	(188,290)	—
Operating income (loss)	181,572	295,239	(17,243)	(76)	(188,290)	271,202
Other expense
Interest expense, net	125,890	96,818	24	—	—	222,732
Loss on early extinguishments of debt	30,829	9,904	—	—	—	40,733
Other, net	396	2,959	321	—	—	3,676
Total other expense, net	157,115	109,681	345	—	—	267,141
Income (loss) from continuing operations before income taxes	24,457	185,558	(17,588)	(76)	(188,290)	4,061
Income tax benefit (provision)	22,777	(16,089)	(54)	—	—	6,634
Income (loss) from continuing operations, net of tax	47,234	169,469	(17,642)	(76)	(188,290)	10,695
Income from discontinued operations, net of tax	—	36,539	—	—	—	36,539
Net income (loss)	$47,234	$206,008	$(17,642)	$(76)	$(188,290)	$47,234
Comprehensive income (loss)	$46,971	$205,745	$(17,642)	$(76)	$(188,027)	$46,971

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(82,632)	$515,465	$(19,172)	$254	$949	$414,864

Cash flows from investing activities
Capital expenditures	(102,277)	(87,590)	(597)	—	—	(190,464)
Cash paid for acquisitions, net of cash received	(1,153)	—	—	—	—	(1,153)
Net activity with affiliates	—	(443,542)	—	—	443,542	—
Distributions from subsidiary	10,867	—	—	—	(10,867)	—
Advances pursuant to development agreement	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	706	—	—	—	706
Net cash from investing activities	(92,563)	(530,426)	(35,705)	—	432,675	(226,019)

Cash flows from financing activities
Borrowings under bank credit facility	958,000	—	—	—	—	958,000
Payments under bank credit facility	(1,119,485)	—	—	—	—	(1,119,485)
Debt financing costs, net	(3,430)	—	—	—	—	(3,430)
Net activity with affiliates	389,579	—	55,166	(254)	(444,491)	—
Distributions to parent	—	(10,475)	(392)	—	10,867	—
Share-based compensation activities, net	(7,711)	—	—	—	—	(7,711)
Shares repurchased and retired	(31,927)	—	—	—	—	(31,927)
Dividends paid	(11,286)	—	—	—	—	(11,286)
Other financing activities	590	(87)	—	—	—	503
Net cash from financing activities	174,330	(10,562)	54,774	(254)	(433,624)	(215,336)

Cash flows from discontinued operations
Cash flows from operating activities	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	35,733	—	—	—	35,733

Net change in cash and cash equivalents	(865)	10,210	(103)	—	—	9,242
Cash and cash equivalents, beginning of period	1,212	189,364	3,286	—	—	193,862
Cash and cash equivalents, end of period	$347	$199,574	$3,183	$—	$—	$203,104

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2016
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(86,502)	$382,742	$7,837	$—	$(1,196)	$302,881

Cash flows from investing activities
Capital expenditures	(42,840)	(116,834)	(684)	—	—	(160,358)
Cash paid for acquisitions, net of cash received	(592,703)	—	—	—	—	(592,703)
Net activity with affiliates	—	211,300	—	—	(211,300)	—
Distributions from subsidiary	9,150	—	—	—	(9,150)	—
Other investing activities	—	7,529	6,678	—	—	14,207
Net cash from investing activities	(626,393)	101,995	5,994	—	(220,450)	(738,854)

Cash flows from financing activities
Borrowings under bank credit facility	2,039,175	237,000	—	—	—	2,276,175
Payments under bank credit facility	(1,466,362)	(899,750)	—	—	—	(2,366,112)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(42,220)	—	—	—	—	(42,220)
Retirements of senior notes	(350,000)	(350,000)	—	—	—	(700,000)
Premium and consent fees paid	(15,750)	—	—	—	—	(15,750)
Net activity with affiliates	(199,398)	—	(12,877)	(221)	212,496	—
Distributions to parent	—	(9,000)	(150)	—	9,150	—
Share-based compensation activities, net	(1,295)	—	—	—	—	(1,295)
Other financing activities	(45)	—	—	—	—	(45)
Net cash from financing activities	714,105	(1,021,750)	(13,027)	(221)	221,646	(99,247)

Cash flows from discontinued operations
Cash flows from operating activities	—	(27,796)	—	—	—	(27,796)
Cash flows from investing activities	—	598,057	—	—	—	598,057
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	570,261	—	—	—	570,261

Net change in cash and cash equivalents	1,210	33,248	804	(221)	—	35,041
Cash and cash equivalents, beginning of period	2	156,116	2,482	221	—	158,821
Cash and cash equivalents, end of period	$1,212	$189,364	$3,286	$—	$—	$193,862

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2015
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$102,080	$237,041	$(13,085)	$(76)	$(209)	$325,751

Cash flows from investing activities
Capital expenditures	(48,591)	(82,392)	(187)	—	—	(131,170)
Net activity with affiliates	—	(66,691)	—	—	66,691	—
Distribution from subsidiary	11,200	—	—	—	(11,200)	—
Other investing activities	3,292	1,236	—	—	—	4,528
Net cash from investing activities	(34,099)	(147,847)	(187)	—	55,491	(126,642)

Cash flows from financing activities
Borrowings under bank credit facility	1,033,500	345,500	—	—	—	1,379,000
Payments under bank credit facility	(1,211,200)	(425,150)	—	—	—	(1,636,350)
Proceeds from issuance of senior notes	750,000	—	—	—	—	750,000
Debt financing costs, net	(14,004)	—	—	—	—	(14,004)
Payments on retirements of long-term debt	(500,000)	(3)	(157,810)	—	—	(657,813)
Premium and consent fees paid	(24,246)	—	—	—	—	(24,246)
Net activity with affiliates	(105,720)	—	172,124	78	(66,482)	—
Distributions to parent	—	(11,100)	(100)	—	11,200	—
Share-based compensation activities, net	3,689	—	—	—	—	3,689
Net cash from financing activities	(67,981)	(90,753)	14,214	78	(55,282)	(199,724)

Cash flows from discontinued operations
Cash flows from operating activities	—	14,095	—	—	—	14,095
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	14,095	—	—	—	14,095

Net change in cash and cash equivalents	—	12,536	942	2	—	13,480
Cash and cash equivalents, beginning of period	2	143,580	1,540	219	—	145,341
Cash and cash equivalents, end of period	$2	$156,116	$2,482	$221	$—	$158,821

NOTE 16.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2017. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2017, 2016 and 2015, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 17.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2017. During this period, up to the filing date, we did not identify any subsequent events, other than the payment of the cash dividend disclosed in Note 10, Stockholder's Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2017.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2017, based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Boyd Gaming Corporation and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects,effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 26, 2018

ITEM 9B.    Other Information
None

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 26, 2018:

Name	Age	Position
Brian A. Larson	62	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	56	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	63	Executive Vice President, Operations
Stephen S. Thompson	58	Executive Vice President, Operations
Anthony D. McDuffie	57	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

ITEM 11.    Executive Compensation
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2016.

2.8*
Membership Interest Purchase Agreement, made and entered into on December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 17, 2017.

2.9*
Master Lease Commitment and Rent Allocation Agreement, made and entered into as of December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc., and Gold Merger Sub, LLC.
Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 17, 2017.

2.10*	Agreement and Plan of Merger, made and entered into on December 20, 2017, by and among Boyd Gaming Corporation, Boyd TCV, LP, a wholly owned subsidiary of Boyd, Valley Forge Convention	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 17, 2017.

2.11
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and solely following the execution of a joinder, Pinnacle Entertainment, Inc., and Pinnacle MLS, LLC.
Filed electronically herewith.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective October 20, 2016.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 26, 2016.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.3	Indenture governing the Company's 9.0% Senior Notes due 2020, dated as of June 8, 2012, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

Exhibit
Number	Description of Exhibit	Method of Filing
4.4
First Supplemental Indenture, relating to the 9.0% Senior Notes due 2020, dated as of August 14, 2013 among the Company, the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to that certain Indenture dated as of June 8, 2012, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as trustee.
Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2013.

4.5
Indenture governing Boyd Acquisition Sub, LLC's and Boyd Acquisition Finance Corp.'s 8.375% Senior Notes due 2018, dated August 16, 2012, by and among the Issuers and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed August 21, 2012.

4.6	Form of Indenture relating to senior debt securities between the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 8, 2015.

4.7
First Supplemental Indenture, the Company's 6.875% Senior Notes due 2023, dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee, to that certain Indenture dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed May 21, 2015.

4.8	Indenture governing the Company's 6.375% Senior Notes due 2026, dated March 28, 2016, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.9	Form of 6.375% Senior Note.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

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
Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.12
First Supplemental Indenture dated December 15, 2016 governing the Company's 6.375% senior notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.13
Third Supplemental Indenture dated March 7, 2017 governing the Company's 6.875% senior notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

Exhibit
Number	Description of Exhibit	Method of Filing
4.14
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

Exhibit
Number	Description of Exhibit	Method of Filing
10.10*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 21, 2000.

10.11*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.12*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.13*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.14*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.17*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.18*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.19*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.20*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.21*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.22*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.23*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

Exhibit
Number	Description of Exhibit	Method of Filing
10.24*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.25*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.26*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.27*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.29	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.30	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.31	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.32	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.33	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.34	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.35	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.36
Third Amended and Restated Credit Agreement dated as of August 14, 2013 among the Company certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 14, 2013.

Exhibit
Number	Description of Exhibit	Method of Filing
10.37	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and the Registrant.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2014.

10.38
Amendment No. 1 and Joinder Agreement, dated as of September 15, 2016, among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.39*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.40†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.41	Amendment No. 2 and Refinancing Amendment dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017.

12	Ratio of Earnings to Fixed Charges.	Filed electronically herewith.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements. ***
Filed electronically herewith.
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

ITEM 16.    Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2018.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	February 26, 2018
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	February 26, 2018
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 26, 2018
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2018
Josh Hirsberg

/s/ WILLIAM R. BOYD	Vice President and Director	February 26, 2018
William R. Boyd

/s/ JOHN BAILEY	Director	February 26, 2018
John Bailey

/s/ ROBERT L. BOUGHNER	Director	February 26, 2018
Robert L. Boughner

/s/ RICHARD FLAHERTY	Director	February 26, 2018
Richard Flaherty

/s/ CHRISTINE J. SPADAFOR	Director	February 26, 2018
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	February 26, 2018
Peter M. Thomas

/s/ PAUL WHETSELL	Director	February 26, 2018
Paul Whetsell

/s/ VERONICA J. WILSON	Director	February 26, 2018
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	February 26, 2018
Anthony D. McDuffie	(Principal Accounting Officer)