Form 10-Q
period 2018-03-31
BOYD GAMING CORP
filed 2018-05-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2018
Common stock, $0.01 par value	112,542,899

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2018

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$179,706	$203,104
Restricted cash	25,794	24,175
Accounts receivable, net	36,499	40,322
Inventories	17,617	18,004
Prepaid expenses and other current assets	36,826	37,873
Income taxes receivable	5,185	5,185
Total current assets	301,627	328,663
Property and equipment, net	2,512,713	2,539,786
Other assets, net	79,567	81,128
Intangible assets, net	842,317	842,946
Goodwill, net	888,224	888,224
Other long-term tax assets	5,183	5,183
Total assets	$4,629,631	$4,685,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$75,816	$106,323
Current maturities of long-term debt	23,981	23,981
Accrued liabilities	280,076	255,146
Income tax payable	1,842	21
Total current liabilities	381,715	385,471
Long-term debt, net of current maturities and debt issuance costs	2,969,223	3,051,899
Deferred income taxes	94,381	86,657
Other long-term tax liabilities	3,494	3,447
Other liabilities	63,256	61,229
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,651,223 and 112,634,418 shares outstanding	1,126	1,126
Additional paid-in capital	917,393	931,858
Retained earnings	199,877	164,425
Accumulated other comprehensive loss	(834)	(182)
Total stockholders' equity	1,117,562	1,097,227
Total liabilities and stockholders' equity	$4,629,631	$4,685,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Revenues
Gaming	$440,463	$443,945
Food and beverage	85,399	86,605
Room	47,912	46,850
Other	32,344	32,665
Total revenues	606,118	610,065
Operating costs and expenses
Gaming	189,035	191,933
Food and beverage	82,690	84,348
Room	20,933	21,307
Other	20,805	21,415
Selling, general and administrative	87,583	91,613
Maintenance and utilities	27,926	26,399
Depreciation and amortization	51,276	53,964
Corporate expense	25,857	20,798
Project development, preopening and writedowns	3,440	2,972
Other operating items, net	1,799	486
Total operating costs and expenses	511,344	515,235
Operating income	94,774	94,830
Other expense (income)
Interest income	(457)	(460)
Interest expense, net of amounts capitalized	44,259	43,674
Loss on early extinguishments and modifications of debt	61	156
Other, net	(380)	111
Total other expense, net	43,483	43,481
Income from continuing operations before income taxes	51,291	51,349
Income tax provision	(9,892)	(16,273)
Income from continuing operations, net of tax	41,399	35,076
Income from discontinued operations, net of tax	—	375
Net income	$41,399	$35,451

Basic net income per common share
Continuing operations	$0.36	$0.31
Discontinued operations	—	—
Basic net income per common share	$0.36	$0.31
Weighted average basic shares outstanding	114,375	115,269

Diluted net income per common share
Continuing operations	$0.36	$0.31
Discontinued operations	—	—
Diluted net income per common share	$0.36	$0.31
Weighted average diluted shares outstanding	115,154	115,902

Dividends declared per common share	$0.05	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net income	$41,399	$35,451
Other comprehensive (loss) income, net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(964)	571
Comprehensive income	$40,435	$36,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$—	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—	—
Net income	—	—	—	41,399	—	—	41,399
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	(964)	—	(964)
Stock options exercised	221,400	2	2,043	—	—	—	2,045
Release of restricted stock units, net of tax	16,957	—	(364)	—	—	—	(364)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	—	(5,270)
Shares repurchased and retired	(559,089)	(6)	(19,797)	—	—	—	(19,803)
Dividends declared	—	—	—	(5,635)	—	—	(5,635)
Share-based compensation costs	—	—	8,927	—	—	—	8,927
Balances, March 31, 2018	112,651,223	$1,126	$917,393	$199,877	$(834)	$—	$1,117,562

Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(23,824)	$(615)	$50	$930,180
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	35,451	—	—	35,451
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	571	—	571
Stock options exercised	16,050	—	127	—	—	—	127
Release of restricted stock units, net of tax	142,998	1	(2,163)	—	—	—	(2,162)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Share-based compensation costs	—	—	3,083	—	—	—	3,083
Other	—	—	537	—	—	(50)	487
Balances, March 31, 2017	113,229,078	$1,132	$953,231	$27,404	$(44)	$—	$981,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$41,399	$35,451
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(375)
Depreciation and amortization	51,276	53,964
Amortization of debt financing costs and discounts on debt	2,186	2,213
Share-based compensation expense	8,927	3,083
Deferred income taxes	8,094	15,159
Loss on early extinguishments and modifications of debt	61	156
Other operating activities	56	766
Changes in operating assets and liabilities:
Accounts receivable, net	3,823	2,185
Inventories	387	606
Prepaid expenses and other current assets	1,047	(1,633)
Income taxes payable	1,821	1,517
Other assets, net	169	(217)
Accounts payable and accrued liabilities	(2,795)	4,959
Other long-term tax liabilities	47	31
Other liabilities	2,027	(261)
Net cash provided by operating activities	118,525	117,604
Cash Flows from Investing Activities
Capital expenditures	(25,918)	(80,038)
Advances pursuant to development agreement	—	(35,108)
Other investing activities	(500)	44
Net cash used in investing activities	(26,418)	(115,102)
Cash Flows from Financing Activities
Borrowings under bank credit facility	179,600	256,700
Payments under bank credit facility	(264,403)	(275,063)
Debt financing costs, net	(9)	(1,889)
Share-based compensation activities, net	(3,589)	(3,826)
Shares repurchased and retired	(19,803)	—
Dividends paid	(5,632)	—
Other financing activities	(50)	(95)
Net cash used in financing activities	(113,886)	(24,173)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(255)
Cash flows from investing activities	—	630
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	—	375
Change in cash, cash equivalents and restricted cash	(21,779)	(21,296)
Cash, cash equivalents and restricted cash, beginning of period	227,279	210,350
Cash, cash equivalents and restricted cash, end of period	$205,500	$189,054
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$16,897	$29,851
Cash received for income taxes	(65)	(2)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$6,452	$5,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
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

We are a geographically diversified operator of 24 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2018. As discussed in Note 2, Summary of Significant Accounting Policies, we adopted the Revenue Standard effective January 1, 2018, by applying the full retrospective method, which has impacted previously reported results.

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

On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata Hotel Casino & Spa ("Borgata"), pursuant to an Equity Purchase Agreement (the "Purchase Agreement") enter into on May 31, 2016, as amended on July 19, 2016 by and among the Company, Boyd Atlantic City, Inc., a wholly owned subsidiary of the Company, and MGM. (See Note 3, Acquisitions and Divestitures.) We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in these condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the condensed consolidated balance sheets to the total balance shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2018	2017	2017	2016
Cash and cash equivalents	$179,706	$203,104	$167,007	$193,862
Restricted cash	25,794	24,175	22,047	16,488
Total cash, cash equivalents and restricted cash	$205,500	$227,279	$189,054	$210,350

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Revenue Recognition
The Company’s revenue contracts with customers consist of gaming wagers, hotel room sales, food & beverage offerings and other amenity transactions. The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gross gaming revenues. The transaction price for hotel, food & beverage and other contracts is the net amount collected from the customer for such goods and services. Hotel, food & beverage and other services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel, when the delivery is made for the food & beverage or when the service is provided for other amenity transactions.

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 6, Accrued Liabilities, for the balance outstanding related to player loyalty programs.

The Company collects advanced deposits from hotel customers for future reservations representing obligations of the Company until the hotel room stay is provided to the customer. See Note 6, Accrued Liabilities, for the balance outstanding related to advance deposits.

The Company's outstanding chip liability represents the amounts owned in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 6, Accrued Liabilities, for the balance outstanding related to the chip liability.

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our slot bonus program such as cash and the estimated retail value of goods and services (such as complimentary rooms and food & beverages). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food & beverage, and to a lesser extent for other goods or services, depending upon the property.

The estimated retail value related to goods and services provided to guests without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Food and beverage	$42,638	$42,814
Rooms	19,000	18,590
Other	2,580	2,528

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $78.1 million and $83.2 million for the three months ended March 31, 2018 and 2017, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") 2018-05, Income Taxes ("Update 2018-05")
In March 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-05, which amends the guidance to SEC Staff Accounting Bulletin No. 118 ("SAB 118") by adding income tax accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). The SEC staff issued SAB 118 to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We have recorded an adjustment as a result of the Tax Act as described above in fourth quarter 2017. We believe our analysis to be complete and do not anticipate any material future changes to financial statements as a result of the impact of the Tax Act. However, if any changes are determined, we will record those as part of the measurement period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

ASU 2018-02, Income Statement - Reporting Comprehensive Income ("Update 2018-02")
In first quarter 2018, the Company adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The effect of this change in accounting principle is to record an other comprehensive income tax effect as a reduction in retained earnings of $0.3 million on the condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2018.

ASU 2016-18, Statement of Cash Flows ("Update 2016-18")
In November 2016, the FASB issued Update 2016-18, which amends Accounting Standards Codification ("ASC") 230 to add or clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Update 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted Update 2016-18 effective January 1, 2018 using the retrospective approach. We adjusted our condensed consolidated statement of cash flows from amounts previously reported due to the adoption of Update 2016-18. The effects of adopting Update 2016-18 on our condensed consolidated statement of cash flows for the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017
(In thousands)	As Previously Reported	Adoption of Update 2016-18	As Adjusted
Net cash provided by operating activities	$112,045	$5,559	$117,604

Cash, cash equivalents and restricted cash, beginning of period	$193,862	$16,488	$210,350
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,855)	5,559	(21,296)
Cash, cash equivalents and restricted cash, end of period	$167,007	$22,047	$189,054

ASU 2016-15, Statement of Cash Flows ("Update 2016-15")
In August 2016, the FASB issued Update 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. Update 2016-15 is intended to reduce the lack of consistent principles on certain classifications such as debt prepayment, debt extinguishment costs, distributions, insurance claims and beneficial interest in securitization transactions. The Company adopted Update 2016-15 effective January 1, 2018. The Company determined that the impact of the new standard on its condensed consolidated financial statements is not material.

ASU 2016-09, Compensation - Stock Compensation ("Update 2016-09")
In first quarter 2017, the Company adopted Update 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Update 2016-09 requires excess tax benefits and deficiencies to be recorded in income tax expense instead of equity. The cumulative effect of this change in accounting principle was to record the benefit of previously unrecognized excess tax deductions as an increase in retained earnings of $15.8 million on the condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2017.

ASU 2014-09, Revenue from Contracts with Customers ("Update 2014-09"); ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14" ); ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("Update 2016-08"); ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("Update 2016-10"); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("Update 2016-11"); and ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"); (collectively, the “Revenue Standard”)
The Revenue Standard prescribes a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company adopted the Revenue Standard by applying the full retrospective approach in first quarter 2018 and has adjusted the prior period presented.

The guidance changed the presentation of net revenues as the historical presentation reflected revenues gross for goods and services provided to our customers as an inducement to play with us, with an offsetting reduction for promotional allowances to derive net

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

revenues. Under the new guidance, revenues are allocated among our departmental classifications based on the relative standalone selling prices of the goods and services provided to the customer. Our reporting of amounts paid to operators of wide area progressive games has changed as a result of the adoption of the Revenue Standard. We previously reported these payments as contra-revenues. Under the Revenue Standard, these payments are reported as an operating expense. The accounting for our frequent player programs was also impacted, with changes to the timing and/or classification of certain transactions between revenues and operating expenses.

The implementation of the Revenue Standard resulted in an increase to the player point liability due to the change in our accounting method for this liability from an estimated cost of redemption model to a deferred revenue model. As of the effective date of our adoption (January 1, 2015), the cumulative effect adjustment decreased beginning Retained earnings by $3.8 million (after tax), resulted in a deferred tax asset reduction of $2.4 million and increased Accrued liabilities by approximately $6.2 million on the condensed consolidated balance sheet. The impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2017 was not material. The impact of this change in accounting for these programs is not expected to be material to any annual accounting period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the three months ended March 31, 2017 are as follows:

	Three Months Ended March 31, 2017
(In thousands, except per share data)	As Previously Reported	Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$499,999	$(56,054)	$443,945
Food and beverage	87,443	(838)	86,605
Room	47,326	(476)	46,850
Other	34,038	(1,373)	32,665
Gross revenues	668,806	(58,741)	610,065
Less promotional allowances	63,464	(63,464)	—
Net revenues	605,342	4,723	610,065
Operating costs and expenses
Gaming	231,631	(39,698)	191,933
Food and beverage	49,518	34,830	84,348
Room	13,114	8,193	21,307
Other	19,979	1,436	21,415
Selling, general and administrative	91,613	—	91,613
Maintenance and utilities	26,399	—	26,399
Depreciation and amortization	53,964	—	53,964
Corporate expense	20,798	—	20,798
Project development, preopening and writedowns	2,972	—	2,972
Other operating items, net	486	—	486
Total operating costs and expenses	510,474	4,761	515,235
Operating income	94,868	(38)	94,830
Other expense (income)
Interest income	(460)	—	(460)
Interest expense, net of amounts capitalized	43,674	—	43,674
Loss on early extinguishments and modifications of debt	156	—	156
Other, net	111	—	111
Total other expense, net	43,481	—	43,481
Income from continuing operations before income taxes	51,387	(38)	51,349
Income tax provision	(16,273)	—	(16,273)
Income from continuing operations, net of tax	35,114	(38)	35,076
Income from discontinued operations, net of tax	375	—	375
Net income	$35,489	$(38)	$35,451

Basic net income per common share
Continuing operations	$0.31	$—	$0.31
Discontinued operations	—	—	—
Basic net income per common share	$0.31	$—	$0.31
Weighted average basic shares outstanding	115,269	—	115,269

Diluted net income per common share
Continuing operations	$0.31	$—	$0.31
Discontinued operations	—	—	—
Diluted net income per common share	$0.31	$—	$0.31
Weighted average diluted shares outstanding	115,902	—	115,902

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
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

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Pending Acquisitions
On May 2, 2018, we announced that we had entered into a definitive agreement to acquire Lattner Entertainment Group Illinois, LLC ("Lattner"), for total cash consideration of $100.0 million, subject to adjustment based on cash, indebtedness and current liabilities of Lattner at closing and transaction expenses of Lattner. Lattner currently operates nearly 1,000 gaming units in 220 locations across the state of Illinois. The transaction is expected to close by the end of the second quarter of 2018, subject to the satisfaction of customary closing conditions and the receipt of all required regulatory approvals. We intend to finance the transaction through cash flow from operations and availability under our existing bank credit facility.

On December 18, 2017, we announced that we had entered into a definitive agreement with Penn National Gaming, Inc. (the "Penn National Purchase Agreement"), to acquire the operations of four properties, which include Ameristar St. Charles and Ameristar Kansas City, both in Missouri, along with Belterra Casino Resort in Florence, Indiana, and Belterra Park in Cincinnati, Ohio, for total net cash consideration of $575.0 million, subject to adjustments based on (a) the adjusted 2017 EBITDA of each property (as determined per the agreement), and (b) working capital, cash and indebtedness of the combined properties at closing and transaction expenses (the "Penn National Purchase").

On December 20, 2017, we announced that we had entered into a definitive agreement with Valley Forge Convention Center Partners, L.P. (the "Valley Forge Merger Agreement"), to acquire Valley Forge Casino Resort ("Valley Forge") in King of Prussia, Pennsylvania, for total cash consideration of $280.5 million, subject to adjustment based on working capital, cash and indebtedness of Valley Forge at closing and transaction expenses (the "Valley Forge Merger").

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

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in MDDHC, the parent company of Borgata in Atlantic City, New Jersey, to MGM pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016, by and among the Company, Boyd Atlantic City, Inc., a wholly owned subsidiary of the Company, and MGM (the "Transaction").

Prior to the sale of our equity interest, the Company and MGM each held a 50% interest in MDDHC, which owned all the equity interests in Borgata. Until the closing of the sale, we were the managing member of MDDHC, and we were responsible for the day-to-day operations of Borgata. Following the Transaction, MDDHC became a wholly owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds did not include our 50% share of any future property tax settlement benefits related to the time period during which we held a 50% ownership in MDDHC to which Boyd Gaming retained the right to receive upon payment. During first quarter 2017, we recognized $0.6 million in income for the cash we received for our share of property tax benefits realized by Borgata during that period. This payment is included in discontinued operations in the condensed consolidated financial statements. On February 15, 2017, Borgata entered into a settlement agreement with Atlantic City, the terms of which provided for $72 million to be paid to Borgata to resolve the remaining property tax issues. These payments were received in full during second quarter 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Land	$294,533	$294,533
Buildings and improvements	2,946,722	2,935,539
Furniture and equipment	1,349,496	1,311,704
Riverboats and barges	239,240	238,926
Construction in progress	33,292	59,538
Total property and equipment	4,863,283	4,840,240
Less accumulated depreciation	2,350,570	2,300,454
Property and equipment, net	$2,512,713	$2,539,786

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Depreciation expense	$50,146	$49,394

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	5.0 years	$9,400	$(4,042)	$—	$5,358
Favorable lease rates	37.8 years	11,730	(3,132)	—	8,598
Development agreement	—	21,373	—	—	21,373
		42,503	(7,174)	—	35,329

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, March 31, 2018		$1,067,725	$(41,134)	$(184,274)	$842,317

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

	December 31, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	5.2 years	$9,400	$(3,470)	$—	$5,930
Favorable lease rates	38.0 years	11,730	(3,075)	—	8,655
Development agreement	—	21,373	—	—	21,373
		42,503	(6,545)	—	35,958

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, December 31, 2017		$1,067,725	$(40,505)	$(184,274)	$842,946

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Payroll and related expenses	$59,885	$70,724
Interest	45,034	19,858
Gaming liabilities	53,138	55,961
Player loyalty program liabilities	24,100	24,489
Advance deposits	22,240	18,922
Outstanding chip liability	4,570	4,928
Dividend payable	5,635	5,632
Other accrued liabilities	65,474	54,632
Total accrued liabilities	$280,076	$255,146

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs, consists of the following:

		March 31, 2018
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Mar. 31, 2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.162%	$1,536,251	$(1,502)	$(22,440)	$1,512,309
6.875% senior notes due 2023	6.875%	750,000	—	(9,017)	740,983
6.375% senior notes due 2026	6.375%	750,000	—	(10,542)	739,458
Other	5.800%	454	—	—	454
Total long-term debt		3,036,705	(1,502)	(41,999)	2,993,204
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,012,724	$(1,502)	$(41,999)	$2,969,223

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

		December 31, 2017
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Dec. 31, 2017	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.882%	$1,621,054	$(1,556)	$(23,795)	$1,595,703
6.875% senior notes due 2023	6.875%	750,000	—	(9,455)	740,545
6.375% senior notes due 2026	6.375%	750,000	—	(10,872)	739,128
Other	5.800%	504	—	—	504
Total long-term debt		3,121,558	(1,556)	(44,122)	3,075,880
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,097,577	$(1,556)	$(44,122)	$3,051,899

The outstanding principal amounts under our existing bank credit facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Revolving Credit Facility	$130,000	$170,000
Term A Loan	207,288	210,938
Refinancing Term B Loans	1,162,163	1,170,016
Swing Loan	36,800	70,100
Total outstanding principal amounts under the bank credit facility	$1,536,251	$1,621,054

At March 31, 2018, approximately $1.5 billion was outstanding under the bank credit facility. As such, with a total revolving credit commitment of $775.0 million available under the bank credit facility, $12.8 million was allocated to support various letters of credit, $130.0 million was borrowed on the Revolving Credit Facility and $36.8 million was borrowed on the Swing Loan, leaving remaining contractual availability of $595.4 million.

Covenant Compliance
As of March 31, 2018, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
Other than the additional commitment discussed in Note 3, Acquisitions and Divestitures, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of March 31, 2018, had $40.3 million remaining. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.(1)

(In thousands, except per share data)	For the Three Months Ended March 31, 2018
Shares repurchased (2)	559
Total cost, including brokerage fees	$19,803
Average repurchase price per share (3)	$35.42
(1) Shares repurchased reflect repurchases settled during the three months ended March 31, 2018. These amounts exclude repurchases traded but not yet settled on or before March 31, 2018.
(2) All shares repurchased have been retired and constitute authorized but unissued shares.
(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05

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

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Gaming	$172	$70
Food and beverage	33	13
Room	15	6
Selling, general and administrative	872	358
Corporate expense	7,835	2,636
Total share-based compensation expense	$8,927	$3,083

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
The PSU grants awarded in fourth quarter 2014 and 2013 vested during first quarter 2018 and 2017, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in December 2014 resulted in a total of 486,805 shares being issued during first quarter 2018, representing approximately 1.57 shares per PSU. Of the 486,805 shares issued, a total of 149,268 were surrendered by the participants for payroll taxes, resulting in a net issuance of 337,537 shares due to the vesting of the 2014 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2017; therefore, the vesting of the PSUs did not impact compensation costs in our 2018 condensed consolidated statement of operations.

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	March 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$179,706	$179,706	$—	$—
Restricted cash	25,794	25,794	—	—
Investment available for sale	16,454	—	—	16,454

Liabilities
Contingent payments	$2,813	$—	$—	$2,813

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$203,104	$203,104	$—	$—
Restricted cash	24,175	24,175	—	—
Investment available for sale	17,752	—	—	17,752

Liabilities
Contingent payments	$2,887	$—	$—	$2,887

Cash and Cash Equivalents and Restricted Cash
The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at March 31, 2018 and December 31, 2017.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2018 and December 31, 2017 is a discount rate of 11.2% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both March 31, 2018 and December 31, 2017, $0.5 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at March 31, 2018 and December 31, 2017, $16.0 million and $17.3 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.9 million, at both March 31, 2018 and December 31, 2017, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2018 and December 31, 2017, is a discount rate of 10.8% and 9.2%, respectively. At March 31, 2018 and December 31, 2017, there was a current liability of $0.9 million and $0.8 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at March 31, 2018 and December 31, 2017, of $1.9 million and $2.1 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,752	$(2,887)	$17,259	$(3,038)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	36	(62)	35	(129)
Included in other comprehensive income (loss)	(1,334)	—	571	—
Included in other items, net	—	(82)	—	(391)
Purchases, sales, issuances and settlements:
Settlements	—	218	—	210
Balance at end of reporting period	$16,454	$(2,813)	$17,865	$(3,348)

We are exposed to valuation risk on our Level 3 financial instruments. We estimate our risk exposure using a sensitivity analysis of potential changes in the significant unobservable inputs of our fair value measurements. Our Level 3 financial instruments are most susceptible to valuation risk caused by changes in the discount rate. If the discount in our fair value measurements increased or decreased by 100 basis points, the change would not cause the value of our fair value measurements to change significantly.

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$31,232	$25,271	$30,729	Level 3

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$31,729	$25,602	$26,999	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,536,251	$1,512,309	$1,543,774	Level 2
6.875% senior notes due 2023	750,000	740,983	791,250	Level 1
6.375% senior notes due 2026	750,000	739,458	780,000	Level 1
Other	454	454	454	Level 3
Total debt	$3,036,705	$2,993,204	$3,115,478

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,621,054	$1,595,703	$1,625,178	Level 2
6.875% senior notes due 2023	750,000	740,545	798,750	Level 1
6.375% senior notes due 2026	750,000	739,128	810,000	Level 1
Other	504	504	504	Level 3
Total debt	$3,121,558	$3,075,880	$3,234,432

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about March 31, 2018 and December 31, 2017. The estimated fair values of our Senior Notes are based on quoted market prices as of March 31, 2018 and December 31, 2017. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2018 or 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
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

Results of Operations - Total Reportable Segment Departmental Revenues and Adjusted EBITDA
We evaluate each of our property's profitability based upon Property Adjusted EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended March 31, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$143,148	$38,870	$26,156	$14,001	$222,175
Downtown Las Vegas	32,439	13,587	6,811	7,631	60,468
Midwest and South	264,876	32,942	14,945	10,712	323,475
Total Revenues	$440,463	$85,399	$47,912	$32,344	$606,118

	Three Months Ended March 31, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$143,946	$38,452	$26,207	$13,636	$222,241
Downtown Las Vegas	33,892	13,457	5,774	7,824	60,947
Midwest and South	266,107	34,696	14,869	11,205	326,877
Total Revenues	$443,945	$86,605	$46,850	$32,665	$610,065

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Adjusted EBITDA
Las Vegas Locals	$71,030	$65,914
Downtown Las Vegas	13,218	13,701
Midwest and South	94,246	94,313
Total Reportable Segment Adjusted EBITDA	178,494	173,928
Corporate expense	(18,022)	(18,163)
Adjusted EBITDA	160,472	155,765
Other operating costs and expenses
Deferred rent	256	430
Depreciation and amortization	51,276	53,964
Share-based compensation expense	8,927	3,083
Project development, preopening and writedowns	3,440	2,972
Other operating items, net	1,799	486
Total other operating costs and expenses	65,698	60,935
Operating income	$94,774	$94,830

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2018	2017
Assets
Las Vegas Locals	$1,770,803	$1,792,119
Downtown Las Vegas	171,378	170,574
Midwest and South	2,467,103	2,496,957
Total Reportable Segment Assets	4,409,284	4,459,650
Corporate	220,347	226,280
Total Assets	$4,629,631	$4,685,930

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

The tables below present the condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidating statements of operations for the three months ended March 31, 2018 and 2017, and the condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017. These tables reflect the impact of the adoption of the Revenue Standard and Update 2016-18 (see Note 2, Summary of Significant Accounting Policies).

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	March 31, 2018
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$(2)	$176,844	$2,864	$—	$—	$179,706
Restricted cash	—	14,201	11,593	—	—	25,794
Other current assets	75,855	16,380	2,835	—	1,057	96,127
Property and equipment, net	84,327	2,401,519	26,867	—	—	2,512,713
Investments in subsidiaries	5,007,912	5,996	1,106	—	(5,015,014)	—
Intercompany receivable	—	2,088,903	—	—	(2,088,903)	—
Other assets, net	15,092	31,465	38,193	—	—	84,750
Intangible assets, net	—	818,258	24,059	—	—	842,317
Goodwill, net	—	887,442	782	—	—	888,224
Total assets	$5,183,184	$6,441,008	$108,299	$—	$(7,102,860)	$4,629,631

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$—	$—	$23,981
Other current liabilities	131,270	206,411	19,348	—	705	357,734
Intercompany payable	1,035,428	—	1,052,846	—	(2,088,274)	—
Long-term debt, net of current maturities and debt issuance costs	2,968,854	369	—	—	—	2,969,223
Other long-term liabilities	(93,825)	265,385	(10,429)	—	—	161,131
Total stockholders' equity (deficit)	1,117,562	5,968,757	(953,466)	—	(5,015,291)	1,117,562
Total liabilities and stockholders' equity	$5,183,184	$6,441,008	$108,299	$—	$(7,102,860)	$4,629,631

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$347	$199,574	$3,183	$—	$—	$203,104
Restricted cash	—	14,389	9,786	—	—	24,175
Other current assets	78,226	20,921	2,782	—	(545)	101,384
Property and equipment, net	88,464	2,424,361	26,961	—	—	2,539,786
Investments in subsidiaries	4,913,592	—	18,097	—	(4,931,689)	—
Intercompany receivable	—	1,934,559	—	—	(1,934,559)	—
Other assets, net	14,725	33,369	38,217	—	—	86,311
Intangible assets, net	—	818,887	24,059	—	—	842,946
Goodwill, net	—	887,442	782	—	—	888,224
Total assets	$5,095,354	$6,333,502	$123,867	$—	$(6,866,793)	$4,685,930

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$—	$—	$23,981
Other current liabilities	130,030	212,146	19,578	—	(264)	361,490
Accumulated losses of subsidiaries in excess of investment	—	73,130	—	—	(73,130)	—
Intercompany payable	888,444	—	1,046,114	—	(1,934,558)	—
Long-term debt, net of current maturities and debt issuance costs	3,051,481	418	—	—	—	3,051,899
Other long-term liabilities	(95,723)	257,484	(10,428)	—	—	151,333

Total stockholders' equity (deficit)	1,097,227	5,790,238	(931,397)	—	(4,858,841)	1,097,227
Total liabilities and stockholders' equity	$5,095,354	$6,333,502	$123,867	$—	$(6,866,793)	$4,685,930

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2018
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$20,841	$600,962	$10,021	$—	$(25,706)	$606,118
Operating costs and expenses
Operating	—	303,833	9,630	—	—	313,463
Selling, general and administrative	11	85,721	1,862	—	(11)	87,583
Maintenance and utilities	—	27,598	328	—	—	27,926
Depreciation and amortization	3,836	46,530	910	—	—	51,276
Corporate expense	25,248	3	606	—	—	25,857
Project development, preopening and writedowns	1,503	173	1,764	—	—	3,440
Other operating items, net	—	1,799	—	—	—	1,799
Intercompany expenses	301	25,394	—	—	(25,695)	—
Total operating costs and expenses	30,899	491,051	15,100	—	(25,706)	511,344
Equity in earnings (losses) of subsidiaries	81,644	(185)	—	—	(81,459)	—
Operating income (loss)	71,586	109,726	(5,079)	—	(81,459)	94,774
Other expense (income)
Interest expense, net	43,519	277	6	—	—	43,802
Loss on early extinguishments of debt	61	—	—	—	—	61
Other, net	—	(364)	(16)	—	—	(380)
Total other expense (income), net	43,580	(87)	(10)	—	—	43,483
Income (loss) before income taxes	28,006	109,813	(5,069)	—	(81,459)	51,291
Income tax benefit (provision)	13,393	(24,384)	1,099	—	—	(9,892)
Net income (loss)	$41,399	$85,429	$(3,970)	$—	$(81,459)	$41,399
Comprehensive income (loss)	$40,435	$84,465	$(3,970)	$—	$(80,495)	$40,435

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$18,710	$604,113	$10,805	$—	$(23,563)	$610,065
Operating costs and expenses
Operating	—	309,430	9,573	—	—	319,003
Selling, general and administrative	6	89,601	2,012	—	(6)	91,613
Maintenance and utilities	—	26,101	298	—	—	26,399
Depreciation and amortization	2,682	50,283	999	—	—	53,964
Corporate expense	19,864	364	570	—	—	20,798
Project development, preopening and writedowns	1,255	879	838	—	—	2,972
Other operating items, net	75	411	—	—	—	486
Intercompany expenses	301	23,256	—	—	(23,557)	—
Total operating costs and expenses	24,183	500,325	14,290	—	(23,563)	515,235
Equity in earnings (losses) of subsidiaries	66,561	(129)	—	—	(66,432)	—
Operating income (loss)	61,088	103,659	(3,485)	—	(66,432)	94,830
Other expense (income)
Interest expense, net	42,839	369	6	—	—	43,214
Loss on early extinguishments and modifications of debt	156	—	—	—	—	156
Other, net	—	127	(16)	—	—	111
Total other expense (income), net	42,995	496	(10)	—	—	43,481
Income (loss) from continuing operations before income taxes	18,093	103,163	(3,475)	—	(66,432)	51,349
Income tax benefit (provision)	17,358	(34,788)	1,157	—	—	(16,273)
Income (loss) from continuing operations, net of tax	35,451	68,375	(2,318)	—	(66,432)	35,076
Income from discontinued operations, net of tax	—	375	—	—	—	375
Net income (loss)	$35,451	$68,750	$(2,318)	$—	$(66,432)	$35,451
Comprehensive income (loss)	$36,022	$69,321	$(2,318)	$—	$(67,003)	$36,022

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(19,900)	$144,168	$(5,115)	$—	$(628)	$118,525
Cash flows from investing activities
Capital expenditures	(13,097)	(12,692)	(129)	—	—	(25,918)
Net activity with affiliates	—	(154,344)	—	—	154,344	—
Other investing activities	(500)	—	—	—	—	(500)
Net cash from investing activities	(13,597)	(167,036)	(129)	—	154,344	(26,418)
Cash flows from financing activities
Borrowings under bank credit facility	179,600	—	—	—	—	179,600
Payments under bank credit facility	(264,403)	—	—	—	—	(264,403)
Debt financing costs, net	(9)	—	—	—	—	(9)
Net activity with affiliates	146,984	—	6,732	—	(153,716)	—
Share-based compensation activities, net	(3,589)	—	—	—	—	(3,589)
Shares repurchased and retired	(19,803)	—	—	—	—	(19,803)
Dividends paid	(5,632)	—	—	—	—	(5,632)
Other financing activities	—	(50)	—	—	—	(50)
Net cash from financing activities	33,148	(50)	6,732	—	(153,716)	(113,886)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	—	—	—
Cash flows from investing activities	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	—	—	—	—	—
Net change in cash, cash equivalents and restricted cash	(349)	(22,918)	1,488	—	—	(21,779)
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$(2)	$191,045	$14,457	$—	$—	$205,500

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2017
			Non-	Non-
			Guarantor	Guarantor
			Subsidiaries	Subsidiaries
		Guarantor	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$22,216	$110,419	$(15,757)	$254	$472	$117,604
Cash flows from investing activities
Capital expenditures	(57,069)	(22,951)	(18)	—	—	(80,038)
Net activity with affiliates	—	(111,053)	—	—	111,053	—
Advances pursuant to development agreement	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	44	—	—	—	44
Net cash from investing activities	(57,069)	(133,960)	(35,126)	—	111,053	(115,102)
Cash flows from financing activities
Borrowings under bank credit facility	256,700	—	—	—	—	256,700
Payments under bank credit facility	(275,063)	—	—	—	—	(275,063)
Debt financing costs, net	(1,889)	—	—	—	—	(1,889)
Net activity with affiliates	59,547	—	52,232	(254)	(111,525)	—
Share-based compensation activities, net	(3,826)	—	—	—	—	(3,826)
Other financing activities	(50)	(45)	—	—	—	(95)
Net cash from financing activities	35,419	(45)	52,232	(254)	(111,525)	(24,173)
Cash flows from discontinued operations
Cash flows from operating activities	—	(255)	—	—	—	(255)
Cash flows from investing activities	—	630	—	—	—	630
Cash flows from financing activities	—	—	—	—	—	—
Net cash from discontinued operations	—	375	—	—	—	375
Net change in cash, cash equivalents and restricted cash	566	(23,211)	1,349	—	—	(21,296)
Cash, cash equivalents and restricted cash, beginning of period	1,212	199,610	9,528	—	—	210,350
Cash, cash equivalents and restricted cash, end of period	$1,778	$176,399	$10,877	$—	$—	$189,054

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2018. During this period, up to the filing date, we did not identify any additional subsequent events, other than the pending acquisition disclosed in Note 3, Acquisitions and Divestitures, and the payment of a cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 24 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

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

Most of our gaming entertainment properties also include hotel, dining, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number of visits and spending levels of customers at our properties.

Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit, subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services by cash or credit card.

Our industry is capital intensive, and we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, pay income taxes and dividends.

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

RESULTS OF OPERATIONS
Overview

	Three Months Ended
	March 31,
(In millions)	2018	2017
Total revenues	$606.1	$610.1
Operating income	94.8	94.8
Income from continuing operations, net of tax	41.4	35.1
Income from discontinued operations, net of tax	—	0.4
Net income	41.4	35.5

Adoption of Revenue Recognition Guidance
As discussed in Note 2, Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements (unaudited), we adopted the Revenue Standard effective January 1, 2018, by applying the full retrospective method, which has impacted previously reported results. All prior year amounts discussed in this management’s discussion and analysis have been adjusted, when necessary, to reflect the adoption of this guidance.

Total Revenues
Total revenues decreased $3.9 million, or 0.6%, for the three months ended March 31, 2018, compared to the prior year period due primarily to decreases in total revenues in the Midwest and South segment. The segment was impacted by unusually severe winter weather throughout the Midwest. In addition, in January 2018, a new tribal casino in South Bend, Indiana opened which competes with Blue Chip for gaming customers and, in combination with the severe winter weather, has resulted in declined revenues at the property.

Operating Income
Operating income remained flat at $94.8 million, during the three months ended March 31, 2018 as compared to 2017. We were able to offset the decline in total revenues with our continuing cost control and operational efficiencies efforts. Operating margins in gaming, food and beverage, rooms and other changed slightly and are discussed in detail below.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the three months ended March 31, 2018 was $41.4 million, as compared to $35.1 million in the comparable prior year period, resulting in an increase of $6.3 million. This increase is attributable to a $6.4 million reduction in the income tax provision from the prior year comparable period, primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Act").

Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the three months ended March 31, 2017 include our share of property tax recovery proceeds realized by Borgata in the period.

Net Income
Net income for the three months ended March 31, 2018 was $41.4 million, compared with net income of $35.5 million for the corresponding period of the prior year. The $5.9 million change is primarily due to the $6.3 million increase in income from continuing operations, net of tax (as discussed above), partially offset by a $0.4 million decrease in income from discontinued operations from the prior year comparable period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 73% of gross revenues for each of the three month periods ended March 31, 2018 and 2017. Food and beverage gross revenues represent our next most significant revenue source, generating approximately 14% of gross revenues for each of the three month periods ended March 31, 2018 and 2017. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2018	2017
REVENUES
Gaming	$440.5	$443.9
Food and beverage	85.4	86.6
Room	47.9	46.9
Other	32.3	32.7
Total revenues	$606.1	$610.1

COSTS AND EXPENSES
Gaming	$189.0	$191.9
Food and beverage	82.7	84.3
Room	20.9	21.3
Other	20.8	21.4
Total costs and expenses	$313.4	$318.9

MARGINS
Gaming	57.1%	56.8%
Food and beverage	3.2%	2.6%
Room	56.4%	54.5%
Other	35.6%	34.6%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and table games offset by promotional allowances. The $3.5 million, or 0.8%, decrease in gaming revenues during the three months ended March 31, 2018, as compared to the corresponding period of the prior year, was primarily due to the Downtown Las Vegas segment. The Downtown Las Vegas segment experienced a $1.5 million decline in gaming revenue as a result of increased complementaries provided to gaming patrons of $1.0 million along with a 1.9% drop in slot handle.

Food and Beverage
Food and beverage revenues decreased $1.2 million, or 1.4%, during the three months ended March 31, 2018, as compared to the corresponding period of the prior year. The decrease in food and beverage revenues was primarily due to a decline of $1.8 million in food and beverage revenues in the Midwest and South segment. The decline was a result of a 8.6% decrease in food covers. Overall, food and beverage margins increased to 3.2% from 2.6% from the prior year comparable period, due primarily to an increase in average check of 4.2% while cost per cover increased by 3.9%.

Room
Room revenues increased by $1.1 million, or 2.3%, during the three months ended March 31, 2018, as compared to the corresponding period of the prior year due primarily to the Downtown Las Vegas segment. The average daily rate increased 21.2% while hotel occupancy decreased 2.4% for the Downtown Las Vegas segment. Overall, room margins increased to 56.4% from 54.5% from the prior year comparable period, due primarily to the average daily rate of 5.6% increasing by more than the increase in the cost per room of 3.7%.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues remained relatively consistent for the three months ended March 31, 2018, as compared to the prior year, slightly decreasing by 1.0%.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest and South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our total revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Total revenues
Las Vegas Locals	$222.2	$222.2
Downtown Las Vegas	60.5	61.0
Midwest and South	323.4	326.9
Total revenues	$606.1	$610.1

Adjusted EBITDA (1)
Las Vegas Locals	$71.0	$65.9
Downtown Las Vegas	13.2	13.7
Midwest and South	94.3	94.3
Total Reportable Segment Adjusted EBITDA	178.5	173.9
Corporate expense	(18.0)	(18.1)
Adjusted EBITDA	$160.5	$155.8
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues remained flat at $222.2 million during the three months ended March 31, 2018 and 2017.

Adjusted EBITDA increased by $5.1 million or 7.7%, for the three months ended March 31, 2018, over the comparable prior year period due primarily to our ongoing refinements to marketing programs, recent property re-investments and solid regional economic conditions.

Downtown Las Vegas
Total revenues remained relatively consistent during the three months ended March 31, 2018, as compared to the corresponding period of the prior year, only decreasing by $0.5 million. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 51% during both the three months ended March 31, 2018 and 2017 of our occupied rooms in this segment.

Adjusted EBITDA decreased by $0.5 million or 3.6%, during the three months ended March 31, 2018, over the comparable prior year period due to increased fuel costs at our Hawaiian charter service, as well as roadwork that restricted access into downtown Las Vegas during the weekends in March 2018.

Midwest and South
Total revenues decreased 1.1% during the three months ended March 31, 2018, as compared to the corresponding period of the prior year, primarily due to unusually severe winter weather throughout the Midwest in first quarter 2018.

Adjusted EBITDA remained flat at $94.3 million during the three months ended March 31, 2018 and 2017.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Selling, general and administrative	$87.6	$91.6
Maintenance and utilities	27.9	26.4
Depreciation and amortization	51.3	54.0
Corporate expense	25.9	20.8
Project development, preopening and writedowns	3.4	3.0
Other operating items, net	1.8	0.5

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of revenues, were 14.4% and 15.0% during the three months ended March 31, 2018 and 2017, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of revenues, were relatively consistent at 4.6% and 4.3% during the three months ended March 31, 2018 and 2017, respectively.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenues, were 8.5% and 8.8% during the three months ended March 31, 2018 and 2017, respectively. The decline from the prior year period is driven by a decrease in intangible asset amortization of certain customer relationships that were fully amortized as of December 31, 2017.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 4.3% and 3.4% of revenues during the three months ended March 31, 2018 and 2017, respectively. The corporate expense increase is primarily due to a $5.2 million increase in share-based compensation expense as a result of a change in expense recognition. For the grants issued in 2016, those shares qualifying for accelerated vesting were expensed at the date of the grant, whereas the share-based compensation expense for grants issued in 2017 is being expensed over a six-month period, in accordance with plan provisions governing the acceleration of the vesting.

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

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Interest Expense, net	$43.8	$43.2
Average Long-Term Debt Balance(1)	3,028.1	3,295.8
Weighted Average Interest Rates	5.3%	4.8%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2018, increased $0.6 million or 1.4%, as compared to the prior year, due to an increase in the weighted average interest rate from 4.8% to 5.3% for the three months ended March 31, 2018.

Income Taxes
The effective tax rates on income from continuing operations during the three months ended March 31, 2018 and 2017 were 19.3% and 31.7%, respectively. The decrease in our effective tax rate for the first quarter 2018 compared to the same period in 2017 was primarily due to the impact of the Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our provision for the three months ended March 31, 2018 and 2017 was favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2018 and December 31, 2017, we had balances of cash and cash equivalents of $179.7 million and $203.1 million, respectively. In addition, we held restricted cash balances of $25.8 million and $24.2 million at March 31, 2018 and December 31, 2017, respectively. Despite such amounts of cash, we had working capital deficits of $80.1 million and $56.8 million at such respective dates.

Our bank credit facility generally provides all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of capital expenditures. We believe that the borrowing capacity under the bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating and maintenance capital expenditures. The source of funds available to us for repayment of debt or to fund development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our bank credit facility.

The Company could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net cash provided by operating activities	$118.5	$117.6

Cash flows from investing activities
Capital expenditures	(25.9)	(80.0)
Advances pursuant to development agreement	—	(35.1)
Other investing activities	(0.5)	—
Net cash used in investing activities	(26.4)	(115.1)

Cash flows from financing activities
Net payments under bank credit facility	(84.8)	(18.4)
Dividends paid	(5.6)	—
Shares repurchased and retired	(19.8)	—
Other financing activities	(3.7)	(5.8)
Net cash used in financing activities	(113.9)	(24.2)
Net cash provided by discontinued operations	—	0.4
Decrease in cash, cash equivalents and restricted cash	$(21.8)	$(21.3)

Cash Flows from Operating Activities
During the three months ended March 31, 2018 and 2017, we generated net operating cash flow of $118.5 million and $117.6 million, respectively. Generally, operating cash flows increased during 2018 as compared to the prior year period due to the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2018 and 2017, we incurred net cash outflows for investing activities of $26.4 million and $115.1 million, respectively. The decrease in outflows as compared to the prior year period is due to the exercise of an option to acquire the land underlying The Orleans in first quarter 2017. In addition, we paid $35.1 million in January 2017 for the acquisition of land that is the intended site of the Wilton Rancheria casino, pursuant to our development agreement with the Wilton Rancheria Tribe.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in the three months ended March 31, 2018, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows in the three months ended March 31, 2017 reflect primarily the use of cash flow to reduce our outstanding debt.

Cash Flows from Discontinued Operations
The decrease in cash flows provided by discontinued operations for the three months ended March 31, 2018, compared to the corresponding period of the prior year, is due to cash received in the prior year related to our share of property tax benefits realized by Borgata during the first quarter 2017.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2018	December 31, 2017	Decrease
Bank credit facility	$1,536.2	$1,621.1	$(84.9)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
Other	0.5	0.5	—
Total long-term debt	3,036.7	3,121.6	(84.9)
Less current maturities	24.0	24.0	—
Long-term debt, net of current maturities	$3,012.7	$3,097.6	$(84.9)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Amounts Outstanding
The principal amounts under the bank credit facility are comprised of the following:

	March 31,	December 31,
(In millions)	2018	2017
Revolving Credit Facility	$130.0	$170.0
Term A Loan	207.3	211.0
Refinancing Term B Loans	1,162.1	1,170.0
Swing Loan	36.8	70.1
Total outstanding principal amounts under the bank credit facility	$1,536.2	$1,621.1

At March 31, 2018, approximately $1.5 billion was outstanding under the bank credit facility. As such, with a total revolving credit commitment of $775.0 million available under the bank credit facility, $12.8 million was allocated to support various letters of credit, $130.0 million was borrowed on the Revolving Credit Facility and $36.8 million was borrowed on the Swing Loan, leaving remaining contractual availability of $595.4 million.

The blended interest rate for outstanding borrowings under the bank credit facility was 4.2% at March 31, 2018 and 3.9% at December 31, 2017.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.375% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, and our 6.375% senior notes due April 2026.

Covenant Compliance
As of March 31, 2018, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, essentially a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing bank credit facility, as well as from other funding sources as provided under our debt agreements.

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. The Board of Directors reaffirmed this program in May 2017. We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2018, we repurchased 0.6 million shares of our common stock. There were no common stock repurchases for the three months ended March 31, 2017. We are currently authorized to repurchase up to an additional $40.3 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05

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

Commitments
Capital Spending and Development
We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $140 million and $160 million. This excludes the pending acquisitions discussed further below, and any incremental spending which we may incur for capital projects at the acquired properties.

In addition, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 15 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us when the Tribe obtains permanent financing for the project. In February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. Once commenced, the construction timeline is expected to span 18 to 24 months.

We fund our capital expenditures through our bank credit facility and operating cash flows.

Pending Acquisitions
On May 2, 2018, we announced that we had entered into a definitive agreement to acquire Lattner Entertainment Group Illinois, LLC ("Lattner"), for total cash consideration of $100.0 million, subject to adjustment based on cash, indebtedness and current liabilities of Lattner at closing and transaction expenses of Lattner. Lattner currently operates nearly 1,000 gaming units in 220 locations across the state of Illinois. The transaction is expected to close by the end of the second quarter of 2018, subject to the satisfaction of customary closing conditions and the receipt of all required regulatory approvals. We intend to finance the transaction through cash flow from operations and availability under our existing bank credit facility.

On December 18, 2017, we announced that we had entered into a definitive agreement with Penn National Gaming, Inc. (the "Penn National Purchase Agreement"), to acquire the operations of four properties, which include Ameristar St. Charles and Ameristar Kansas City, both in Missouri, along with Belterra Casino Resort in Florence, Indiana, and Belterra Park in Cincinnati, Ohio, for total net cash consideration of $575.0 million, subject to adjustments based on (a) the adjusted 2017 EBITDA of each property (as determined per the agreement), and (b) working capital, cash and indebtedness of the combined properties at closing and transaction expenses (the "Penn National Purchase").

On December 20, 2017, we announced that we had entered into a definitive agreement with Valley Forge Convention Center Partners, L.P. (the "Valley Forge Merger Agreement"), to acquire Valley Forge Casino Resort ("Valley Forge") in King of Prussia, Pennsylvania, for total cash consideration of $280.5 million, subject to adjustment based on working capital, cash and indebtedness of Valley Forge at closing and transaction expenses (the "Valley Forge Merger").

The completion of the Penn National Purchase and the Valley Forge Merger are each subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the required state gaming commissions and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In first quarter 2018, the Company received anti-trust clearance from the Federal Trade Commission. In addition, the Penn National Purchase is also contingent upon the successful completion of Penn National’s proposed acquisition of Pinnacle Entertainment, Inc. Subject to the satisfaction or waiver of the respective conditions in each of the Penn National Purchase Agreement and the Valley Forge Merger Agreement, we currently expect each of the transactions to close during the second half of 2018.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.

Critical Accounting Policies
There have been no material changes, other than the adoption of ASU 2016-18, ASU 2016-15 and the Revenue Standard, to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 26, 2018.

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

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•
The risk that the conditions to the closing of the Penn National Purchase, the Valley Forge Merger or the Lattner acquisition are not satisfied, that we fail to consummate such acquisitions, when anticipated, or at all, or that we fail to complete financing activities to obtain funds for such acquisitions.

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

•	The risk that we fail to adapt our business and amenities to changing customer preferences.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The effect of the expansion of legalized gaming in the regions in which we operate.

•	The risk relating to the Kansas legislature authorizing a new gaming referendum allowing Wichita Greyhound Park to install slot machines, creating increased competition in the Kansas market.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2017, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2018, our long-term variable-rate borrowings represented approximately 50.6% of total long-term debt. Based on March 31, 2018 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $15.4 million.

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

Item 1A.    Risk Factors
There were no material changes from the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2018. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2018 through January 31, 2018	94,307	$36.78	94,307	$56,654,153
February 1, 2018 through February 28, 2018	131,685	36.45	131,685	51,854,098
March 1, 2018 through March 31, 2018	333,097	34.63	333,097	40,319,409
Totals	559,089		559,089	$40,319,409

Share Repurchase Program
As of March 31, 2018, the Company’s share repurchase program had $40.3 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

We intend to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

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

101
The following materials from Boyd Gaming Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2018.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer