Form 10-Q
period 2018-06-30
BOYD GAMING CORP
filed 2018-08-06
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2018
Common stock, $0.01 par value	112,273,503

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$632,808	$203,104
Restricted cash	26,112	24,175
Accounts receivable, net	35,854	40,322
Inventories	16,937	18,004
Prepaid expenses and other current assets	34,665	37,873
Income taxes receivable	5,204	5,185
Total current assets	751,580	328,663
Property and equipment, net	2,507,383	2,539,786
Other assets, net	91,745	81,128
Intangible assets, net	843,757	842,946
Goodwill, net	976,018	888,224
Other long-term tax assets	5,183	5,183
Total assets	$5,175,666	$4,685,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$88,937	$106,323
Current maturities of long-term debt	23,981	23,981
Accrued liabilities	256,821	255,146
Income tax payable	—	21
Total current liabilities	369,739	385,471
Long-term debt, net of current maturities and debt issuance costs	3,487,613	3,051,899
Deferred income taxes	105,950	86,657
Other long-term tax liabilities	3,541	3,447
Other liabilities	63,663	61,229
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,370,340 and 112,634,418 shares outstanding	1,124	1,126
Additional paid-in capital	913,096	931,858
Retained earnings	232,080	164,425
Accumulated other comprehensive loss	(1,140)	(182)
Total stockholders' equity	1,145,160	1,097,227
Total liabilities and stockholders' equity	$5,175,666	$4,685,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues
Gaming	$447,788	$437,125	$888,251	$881,070
Food & beverage	87,601	87,644	173,000	174,249
Room	49,434	47,834	97,346	94,684
Other	31,970	31,521	64,314	64,186
Total revenues	616,793	604,124	1,222,911	1,214,189
Operating costs and expenses
Gaming	193,991	189,620	383,026	381,553
Food & beverage	81,619	84,427	164,309	168,775
Room	21,654	21,442	42,587	42,749
Other	21,645	21,119	42,450	42,534
Selling, general and administrative	88,041	93,037	175,624	184,650
Maintenance and utilities	28,673	25,864	56,599	52,263
Depreciation and amortization	53,923	52,563	105,199	106,527
Corporate expense	24,063	23,251	49,920	44,049
Project development, preopening and writedowns	5,801	2,784	9,241	5,756
Impairments of assets	993	—	993	—
Other operating items, net	132	463	1,931	949
Total operating costs and expenses	520,535	514,570	1,031,879	1,029,805
Operating income	96,258	89,554	191,032	184,384
Other expense (income)
Interest income	(522)	(455)	(979)	(915)
Interest expense, net of amounts capitalized	44,959	42,728	89,218	86,402
Loss on early extinguishments and modifications of debt	—	378	61	534
Other, net	(24)	559	(404)	670
Total other expense, net	44,413	43,210	87,896	86,691
Income from continuing operations before income taxes	51,845	46,344	103,136	97,693
Income tax provision	(13,247)	(18,652)	(23,139)	(34,925)
Income from continuing operations, net of tax	38,598	27,692	79,997	62,768
Income from discontinued operations, net of tax	347	21,017	347	21,392
Net income	$38,945	$48,709	$80,344	$84,160

Basic net income per common share
Continuing operations	$0.34	$0.24	$0.70	$0.54
Discontinued operations	—	0.18	—	0.19
Basic net income per common share	$0.34	$0.42	$0.70	$0.73
Weighted average basic shares outstanding	114,543	115,225	114,459	115,247

Diluted net income per common share
Continuing operations	$0.34	$0.24	$0.70	$0.54
Discontinued operations	—	0.18	—	0.19
Diluted net income per common share	$0.34	$0.42	$0.70	$0.73
Weighted average diluted shares outstanding	115,218	115,923	115,186	115,911

Dividends declared per common share	$0.06	$0.05	$0.11	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net income	$38,945	$48,709	$80,344	$84,160
Other comprehensive (loss) income, net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(306)	535	(1,270)	1,106
Comprehensive income	$38,639	$49,244	$79,074	$85,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$—	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—	—
Net income	—	—	—	80,344	—	—	80,344
Comprehensive loss attributable to Boyd, net of tax	—	—	—	—	(1,270)	—	(1,270)
Stock options exercised	241,236	2	2,251	—	—	—	2,253
Release of restricted stock units, net of tax	16,957	—	(364)	—	—	—	(364)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	—	(5,270)
Shares repurchased and retired	(859,808)	(8)	(30,324)	—	—	—	(30,332)
Dividends declared	—	—	—	(12,377)	—	—	(12,377)
Share-based compensation costs	—	—	14,949	—	—	—	14,949
Balances, June 30, 2018	112,370,340	$1,124	$913,096	$232,080	$(1,140)	$—	$1,145,160

Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(23,824)	$(615)	$50	$930,180
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	84,160	—	—	84,160
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	1,106	—	1,106
Stock options exercised	151,683	1	1,226	—	—	—	1,227
Release of restricted stock units, net of tax	150,945	1	(2,233)	—	—	—	(2,232)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Shares repurchased and retired	(441,586)	(4)	(11,086)	—	—	—	(11,090)
Dividends declared	—	—	—	(5,653)	—	—	(5,653)
Share-based compensation costs	—	—	8,830	—	—	—	8,830
Other	—	—	—	—	—	(50)	(50)
Balances, June 30, 2017	112,931,072	$1,129	$948,384	$70,460	$491	$—	$1,020,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$80,344	$84,160
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(347)	(21,392)
Depreciation and amortization	105,199	106,527
Amortization of debt financing costs and discounts on debt	4,368	4,412
Share-based compensation expense	14,949	8,830
Deferred income taxes	19,158	32,709
Non-cash impairment of assets	993	—
Loss on early extinguishments and modifications of debt	61	534
Other operating activities	15	(456)
Changes in operating assets and liabilities:
Accounts receivable, net	4,459	539
Inventories	1,067	(555)
Prepaid expenses and other current assets	3,282	777
Income taxes payable	(40)	1,862
Other assets, net	(2,316)	(1,642)
Accounts payable and accrued liabilities	(15,729)	(15,776)
Other long-term tax liabilities	94	66
Other liabilities	2,434	(209)
Net cash provided by operating activities	217,991	200,386
Cash Flows from Investing Activities
Capital expenditures	(63,245)	(118,751)
Cash paid for acquisition, net of cash received	(100,713)	—
Advances pursuant to development agreement	—	(35,108)
Other investing activities	(9,240)	492
Net cash used in investing activities	(173,198)	(153,367)
Cash Flows from Financing Activities
Borrowings under bank credit facility	333,900	535,900
Payments under bank credit facility	(591,476)	(628,037)
Proceeds from issuance of senior notes	700,000	—
Debt financing costs, net	(11,028)	(2,381)
Share-based compensation activities, net	(3,381)	(2,796)
Shares repurchased and retired	(30,332)	(11,090)
Dividends paid	(11,267)	—
Other financing activities	(50)	(95)
Net cash provided by (used in) financing activities	386,366	(108,499)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(514)
Cash flows from investing activities	482	36,247
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	482	35,733
Change in cash, cash equivalents and restricted cash	431,641	(25,747)
Cash, cash equivalents and restricted cash, beginning of period	227,279	210,350
Cash, cash equivalents and restricted cash, end of period	$658,920	$184,603
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$85,090	$94,600
Cash paid for income taxes	3,447	4,252
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$7,082	$7,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017 included in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission ("SEC") on June 28, 2018. As discussed in Note 2, Summary of Significant Accounting Policies, we adopted Accounting Standards Update 2016-18 and the Revenue Standard effective January 1, 2018, by applying the full retrospective method, which has impacted previously reported results.

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

On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata Hotel Casino & Spa ("Borgata"), pursuant to an Equity Purchase Agreement (the "Purchase Agreement") entered into on May 31, 2016, as amended on July 19, 2016 by and among the Company, Boyd Atlantic City, Inc., a wholly owned subsidiary of the Company, and MGM Resorts International ("MGM"). (See Note 3, Acquisitions and Divestitures.) We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in these condensed consolidated financial statements.

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2018	2017	2017	2016
Cash and cash equivalents	$632,808	$203,104	$162,963	$193,862
Restricted cash	26,112	24,175	21,640	16,488
Total cash, cash equivalents and restricted cash	$658,920	$227,279	$184,603	$210,350

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
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

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 6, Accrued Liabilities, for the balance outstanding related to the chip liability.

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our slot bonus program such as cash and the estimated retail value of goods and services (such as complimentary hotel rooms and food & beverage). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food & beverage, and to a lesser extent for other goods or services, depending upon the property.

The estimated retail value related to goods and services provided to guests without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Food & beverage	$43,285	$43,662	$85,923	$86,475
Rooms	19,861	19,053	38,861	37,642
Other	2,749	2,667	5,329	5,195

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $80.3 million and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

$83.8 million for the three months ended June 30, 2018 and 2017, respectively, and $158.4 million and $167.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

Other Long-Term Tax Liabilities
The Company's income tax returns are subject to examination by the Internal Revenue Service and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

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

Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") 2018-06, Compensation - Stock Compensation ("Update 2018-06")
In June 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-06 which expands Accounting Standards Codification ("ASC") 718, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The Company determined that the impact of the new standard to its consolidated financial statements will not be material.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

ASU 2018-05, Income Taxes ("Update 2018-05")
In March 2018, the FASB issued Update 2018-05, which amends the guidance to SEC Staff Accounting Bulletin No. 118 ("SAB 118") by adding income tax accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). The SEC staff issued SAB 118 to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We have recorded an adjustment as a result of the Tax Act as described above in fourth quarter 2017. We believe our analysis to be complete and do not anticipate any material future changes to financial statements as a result of the impact of the Tax Act. However, if any changes are determined, we will record those as part of the measurement period.

ASU 2018-02, Income Statement - Reporting Comprehensive Income ("Update 2018-02")
In first quarter 2018, the Company adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The effect of this change in accounting principle is to record an other comprehensive income tax effect of $0.3 million as a reduction in retained earnings on the condensed consolidated statement of changes in stockholders' equity for the six months ended June 30, 2018.

ASU 2016-18, Statement of Cash Flows ("Update 2016-18")
In November 2016, the FASB issued Update 2016-18, which amends ASC 230 to add or clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Update 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted Update 2016-18 effective January 1, 2018 using the retrospective approach. We adjusted our condensed consolidated statement of cash flows from amounts previously reported due to the adoption of Update 2016-18. The effects of adopting Update 2016-18 on our condensed consolidated statement of cash flows for the six months ended June 30, 2017 were as follows:

	Six Months Ended June 30, 2017
(In thousands)	As Previously Reported	Adoption of Update 2016-18	As Adjusted
Net cash provided by operating activities	$195,234	$5,152	$200,386

Cash, cash equivalents and restricted cash, beginning of period	$193,862	$16,488	$210,350
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,899)	5,152	(25,747)
Cash, cash equivalents and restricted cash, end of period	$162,963	$21,640	$184,603

ASU 2016-15, Statement of Cash Flows ("Update 2016-15")
In August 2016, the FASB issued Update 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. Update 2016-15 is intended to reduce the lack of consistent principles on certain classifications such as debt prepayment, debt extinguishment costs, distributions, insurance claims and beneficial interest in securitization transactions. The Company adopted Update 2016-15 effective January 1, 2018. The Company determined that the impact of the new standard on its consolidated financial statements is not material.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

ASU 2014-09, Revenue from Contracts with Customers ("Update 2014-09"); ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("Update 2015-14" ); ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("Update 2016-08"); ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("Update 2016-10"); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("Update 2016-11"); and ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"); (collectively, the “Revenue Standard”)
The Revenue Standard prescribes a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company adopted the Revenue Standard by applying the full retrospective approach in first quarter 2018 and has adjusted the prior periods presented.

The guidance changed the presentation of net revenues as the historical presentation reflected revenues gross for goods and services provided to our customers as an inducement to play with us, with an offsetting reduction for promotional allowances to derive net revenues. Under the new guidance, revenues are allocated among our departmental classifications based on the relative standalone selling prices of the goods and services provided to the customer. Our reporting of amounts paid to operators of wide area progressive games has changed as a result of the adoption of the Revenue Standard. We previously reported these payments as contra-revenues. Under the Revenue Standard, these payments are reported as an operating expense. The accounting for our frequent player programs was also impacted, with changes to the timing and/or classification of certain transactions between revenues and operating expenses.

The implementation of the Revenue Standard resulted in an increase to the player point liability due to the change in our accounting method for this liability from an estimated cost of redemption model to a deferred revenue model. As of the effective date of our adoption (January 1, 2015), the cumulative effect adjustment decreased beginning Retained earnings by $3.8 million (after tax), resulted in a deferred tax asset reduction of $2.4 million and increased Accrued liabilities by approximately $6.2 million on the condensed consolidated balance sheet. The impact to the condensed consolidated statement of cash flows for the three and six months ended June 30, 2017 was not material. The impact of this change in accounting for these programs is not expected to be material to any annual accounting period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the three months ended June 30, 2017 are as follows:

	Three Months Ended June 30, 2017
(In thousands, except per share data)	As Previously Reported	Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$495,056	$(57,931)	$437,125
Food & beverage	88,342	(698)	87,644
Room	48,270	(436)	47,834
Other	32,915	(1,394)	31,521
Gross revenues	664,583	(60,459)	604,124
Less promotional allowances	64,715	(64,715)	—
Net revenues	599,868	4,256	604,124
Operating costs and expenses
Gaming	229,912	(40,292)	189,620
Food & beverage	49,533	34,894	84,427
Room	13,469	7,973	21,442
Other	19,631	1,488	21,119
Selling, general and administrative	93,037	—	93,037
Maintenance and utilities	25,864	—	25,864
Depreciation and amortization	52,563	—	52,563
Corporate expense	23,251	—	23,251
Project development, preopening and writedowns	2,784	—	2,784
Other operating items, net	463	—	463
Total operating costs and expenses	510,507	4,063	514,570
Operating income	89,361	193	89,554
Other expense (income)
Interest income	(455)	—	(455)
Interest expense, net of amounts capitalized	42,728	—	42,728
Loss on early extinguishments and modifications of debt	378	—	378
Other, net	559	—	559
Total other expense, net	43,210	—	43,210
Income from continuing operations before income taxes	46,151	193	46,344
Income tax provision	(18,590)	(62)	(18,652)
Income from continuing operations, net of tax	27,561	131	27,692
Income from discontinued operations, net of tax	21,017	—	21,017
Net income	$48,578	$131	$48,709

Basic net income per common share
Continuing operations	$0.24	$—	$0.24
Discontinued operations	0.18	—	0.18
Basic net income per common share	$0.42	$—	$0.42
Weighted average basic shares outstanding	115,225	—	115,225

Diluted net income per common share
Continuing operations	$0.24	$—	$0.24
Discontinued operations	0.18	—	0.18
Diluted net income per common share	$0.42	$—	$0.42
Weighted average diluted shares outstanding	115,923	—	115,923

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the six months ended June 30, 2017 are as follows:

	Six Months Ended June 30, 2017
(In thousands, except per share data)	As Previously Reported	Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$995,055	$(113,985)	$881,070
Food & beverage	175,785	(1,536)	174,249
Room	95,596	(912)	94,684
Other	66,953	(2,767)	64,186
Gross revenues	1,333,389	(119,200)	1,214,189
Less promotional allowances	128,179	(128,179)	—
Net revenues	1,205,210	8,979	1,214,189
Operating costs and expenses
Gaming	461,543	(79,990)	381,553
Food & beverage	99,051	69,724	168,775
Room	26,583	16,166	42,749
Other	39,610	2,924	42,534
Selling, general and administrative	184,650	—	184,650
Maintenance and utilities	52,263	—	52,263
Depreciation and amortization	106,527	—	106,527
Corporate expense	44,049	—	44,049
Project development, preopening and writedowns	5,756	—	5,756
Other operating items, net	949	—	949
Total operating costs and expenses	1,020,981	8,824	1,029,805
Operating income	184,229	155	184,384
Other expense (income)
Interest income	(915)	—	(915)
Interest expense, net of amounts capitalized	86,402	—	86,402
Loss on early extinguishments and modifications of debt	534	—	534
Other, net	670	—	670
Total other expense, net	86,691	—	86,691
Income from continuing operations before income taxes	97,538	155	97,693
Income tax provision	(34,863)	(62)	(34,925)
Income from continuing operations, net of tax	62,675	93	62,768
Income from discontinued operations, net of tax	21,392	—	21,392
Net income	$84,067	$93	$84,160

Basic net income per common share
Continuing operations	$0.54	$—	$0.54
Discontinued operations	0.19	—	0.19
Basic net income per common share	$0.73	$—	$0.73
Weighted average basic shares outstanding	115,247	—	115,247

Diluted net income per common share
Continuing operations	$0.54	$—	$0.54
Discontinued operations	0.19	—	0.19
Diluted net income per common share	$0.73	$—	$0.73
Weighted average diluted shares outstanding	115,911	—	115,911

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
ASU 2016-02, Leases ("Update 2016-02")
In February 2016, the FASB issued Update 2016-02 which requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has begun planning its assessment and implementation process, including determining the completeness of its lease population, and is currently evaluating the practical expedients and accounting policy elections and assessing the overall financial statement impact. While the Company’s evaluation of this guidance is in the early stages, adoption is expected to have a significant impact on the consolidated balance sheet due to recognition of right-of-use assets and lease liabilities, but will likely have an insignificant impact on its consolidated statements of operations and comprehensive income.  The Company also anticipates expanded footnote disclosures related to its leases under the new guidance. The Company’s evaluation of Update 2016-02 is ongoing and may identify additional impacts on its consolidated financial statements and related disclosures prior to adoption.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Lattner Entertainment Group Illinois
On June 1, 2018, we completed the acquisition of Lattner Entertainment Group Illinois, LLC ("Lattner"), a distributed gaming operator headquartered in Ottawa, Illinois, pursuant to an Agreement and Plan of Merger (the "Lattner Merger Agreement") dated as of May 1, 2018, by and among Boyd, Boyd TCVI Acquisition, LLC, a wholly owned subsidiary of Boyd ("Boyd TCVI"), Lattner, and Lattner Capital, LLC, solely in its capacity as the representative of the equity holders of Lattner.

Pursuant to the Lattner Merger Agreement, Boyd TCVI merged with and into Lattner (the "Lattner Merger"), with Lattner surviving the Lattner Merger and becoming a wholly owned subsidiary of Boyd. Lattner currently operates nearly 1,000 gaming units in approximately 220 locations across the state of Illinois and is aggregated into our Midwest & South segment (See Note 11, Segment Information). The net purchase price was $100.7 million.

Consideration Transferred
The fair value of the consideration transferred on the acquisition date included the purchase price of the net assets transferred. The total gross consideration was $110.5 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Lattner Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed by the end of the year. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at June 30, 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$9,889
Property and equipment	9,063
Intangible and other assets	4,033
Total acquired assets	22,985

Current liabilities	1,062
Total liabilities assumed	1,062
Net identifiable assets acquired	21,923
Goodwill	88,615
Net assets acquired	$110,538

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Buildings and improvements	10 - 45 years	$14
Furniture and equipment	3 - 7 years	9,049
Property and equipment acquired		$9,063

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.5 million of acquisition related costs that were expensed for both the three and six months ended June 30, 2018. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Condensed Consolidated Statement of Operations for the period from June 1, 2018 through June 30, 2018
The following supplemental information presents the financial results of Lattner included in the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2018:

Period from
June 1 to
(In thousands)	June 30, 2018
Net revenues	$3,481
Net income	$438

Pending Acquisitions
On December 18, 2017, we announced that we had entered into a definitive agreement with Penn National Gaming, Inc. ("Penn National," and such agreement, the "Penn National Purchase Agreement"), to acquire the operations of four properties, which include Ameristar St. Charles and Ameristar Kansas City, both in Missouri, along with Belterra Casino Resort in Florence, Indiana, and Belterra Park in Cincinnati, Ohio, for total net cash consideration of $575.0 million, subject to adjustments based on (a) the adjusted 2017 EBITDA of each property (as determined per the agreement), and (b) working capital, cash and indebtedness of the combined properties at closing and transaction expenses (the "Penn National Purchase").

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

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

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds did not include our 50% share of any future property tax settlement benefits related to the time period during which we held a 50% ownership in MDDHC to which Boyd Gaming retained the right to receive upon payment. On February 15, 2017, Borgata entered into a settlement agreement with Atlantic City, the terms of which provided for $72 million to be paid to Borgata to resolve the remaining property tax issues. For the three and six months ended June 30, 2017, we recognized $35.6 million and $36.2 million, respectively, in income for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. These payments, net of tax of $14.6 million and $14.8 million for the three and six months ended June 30, 2017, respectively, are included in discontinued operations in the condensed consolidated financial statements. During the three and six months ended June 30, 2018, we recognized $0.3 million in income, net of tax, for the cash we received for our share of miscellaneous recoveries realized by Borgata during that period. This payment is included in discontinued operations in the condensed consolidated financial statements.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Land	$293,540	$294,533
Buildings and improvements	2,948,779	2,935,539
Furniture and equipment	1,379,460	1,311,704
Riverboats and barges	239,713	238,926
Construction in progress	43,658	59,538
Total property and equipment	4,905,150	4,840,240
Less accumulated depreciation	2,397,767	2,300,454
Property and equipment, net	$2,507,383	$2,539,786

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Depreciation expense	$51,357	$47,771	$101,503	$97,165

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	4.7 years	$9,400	$(4,616)	$—	$4,784
Favorable lease rates	37.5 years	11,730	(3,189)	—	8,541
Development agreement	—	21,373	—	—	21,373
Other intangibles	5.0 years	2,169	(98)	—	2,071
		44,672	(7,903)	—	36,769

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, June 30, 2018		$1,069,894	$(41,863)	$(184,274)	$843,757

	December 31, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	5.2 years	$9,400	$(3,470)	$—	$5,930
Favorable lease rates	38.0 years	11,730	(3,075)	—	8,655
Development agreement	—	21,373	—	—	21,373
		42,503	(6,545)	—	35,958

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, December 31, 2017		$1,067,725	$(40,505)	$(184,274)	$842,946

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Payroll and related expenses	$62,580	$70,724
Interest	19,618	19,858
Gaming liabilities	53,522	55,961
Player loyalty program liabilities	23,391	24,489
Advance deposits	20,190	18,922
Outstanding chip liability	4,701	4,928
Dividend payable	6,742	5,632
Other accrued liabilities	66,077	54,632
Total accrued liabilities	$256,821	$255,146

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs, consists of the following:

		June 30, 2018
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	June 30, 2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.450%	$1,363,477	$(1,428)	$(21,091)	$1,340,958
6.875% senior notes due 2023	6.875%	750,000	—	(8,578)	741,422
6.375% senior notes due 2026	6.375%	750,000	—	(10,213)	739,787
6.000% senior notes due 2026	6.000%	700,000	—	(11,027)	688,973
Other	5.800%	454	—	—	454
Total long-term debt		3,563,931	(1,428)	(50,909)	3,511,594
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,539,950	$(1,428)	$(50,909)	$3,487,613

		December 31, 2017
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Dec. 31, 2017	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.882%	$1,621,054	$(1,556)	$(23,795)	$1,595,703
6.875% senior notes due 2023	6.875%	750,000	—	(9,455)	740,545
6.375% senior notes due 2026	6.375%	750,000	—	(10,872)	739,128
Other	5.800%	504	—	—	504
Total long-term debt		3,121,558	(1,556)	(44,122)	3,075,880
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,097,577	$(1,556)	$(44,122)	$3,051,899

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The outstanding principal amounts under our existing bank credit facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Revolving Credit Facility	$—	$170,000
Term A Loan	204,475	210,938
Refinancing Term B Loans	1,159,002	1,170,016
Swing Loan	—	70,100
Total outstanding principal amounts under the bank credit facility	$1,363,477	$1,621,054

At June 30, 2018, approximately $1.4 billion was outstanding under the bank credit facility. As such, with a total revolving credit commitment of $775.0 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan, and $12.7 million allocated to support various letters of credit, the remaining contractual availability on the revolving credit commitment is $762.3 million.

Senior Notes
6.000% Senior Notes due August 2026
Significant Terms
On June 25, 2018, we issued $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 (the "6.000% Notes"). The 6.000% Notes require semi-annual interest payments on February 15 and August 15 of each year, commencing on August 15, 2018. The 6.000% Notes will mature on August 15, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The Company utilized the net proceeds from the debt issuance to pay down the outstanding amounts under the Revolving Credit Facility and Swing Loan and invested the balance of the net proceeds in cash equivalents and short-term marketable securities at a qualified institution.

The 6.000% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 6.000% Notes, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.000% Notes at a price equal to 101% of the principal amount of the 6.000% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 6.000% Notes.

At any time prior to August 15, 2021, we may redeem the 6.000% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to August 15, 2021, we may redeem all or a portion of the 6.000% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 103% in 2021 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 6.000% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.000% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 6.000% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 6.000% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 6.000% Notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 6.000% Notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

the principal amount of the 6.000% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We filed the required registration statement and commenced the exchange offer on July 12, 2018. The exchange offer will expire, unless extended or terminated in accordance with its terms, on August 10, 2018. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Debt Financing Costs
In conjunction with the issuance of the 6.000% Notes, we incurred approximately $11.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.000% Notes using the effective interest method.

Credit Facility
On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to the Third Amended and Restated Credit Agreement, as amended (the "Credit Agreement"), among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

The Joinder Agreement modifies the Credit Agreement solely to join additional financial institutions as lenders and to provide for (i) increased commitments under the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) by an amount equal to $170.5 million resulting in total availability under the Revolving Credit Facility of an amount equal to $945.5 million and (ii) commitments from lenders to make additional Term A Loans (as defined in the Credit Agreement) in an amount equal to $49.5 million resulting in aggregate outstanding Term A Loans under the Credit Agreement in an amount equal to approximately $248.4 million.

Covenant Compliance
As of June 30, 2018, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, which was superseded by our Current Report on Form 8-K filed with the SEC on June 28, 2018.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of June 30, 2018, had $29.8 million remaining. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Shares repurchased (2)	301	442	860	442
Total cost, including brokerage fees	$10,530	$11,090	$30,332	$11,090
Average repurchase price per share (3)	$35.02	$25.11	$35.28	$25.11
(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2018. These amounts exclude repurchases traded but not yet settled on or before June 30, 2018.
(2) All shares repurchased have been retired and constitute authorized but unissued shares.
(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Gaming	$131	$111	$303	$181
Food & beverage	25	22	58	35
Room	13	10	28	16
Selling, general and administrative	669	561	1,541	919
Corporate expense	5,184	5,043	13,019	7,679
Total share-based compensation expense	$6,022	$5,747	$14,949	$8,830

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
The PSU grants awarded in fourth quarter 2014 and 2013 vested during first quarter 2018 and 2017, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	June 30, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$632,808	$632,808	$—	$—
Restricted cash	26,112	26,112	—	—
Investment available for sale	15,591	—	—	15,591

Liabilities
Contingent payments	$2,577	$—	$—	$2,577

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$203,104	$203,104	$—	$—
Restricted cash	24,175	24,175	—	—
Investment available for sale	17,752	—	—	17,752

Liabilities
Contingent payments	$2,887	$—	$—	$2,887

Cash and Cash Equivalents and Restricted Cash
The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at June 30, 2018 and December 31, 2017.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2018 and December 31, 2017 is a discount rate of 11.3% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both June 30, 2018 and December 31, 2017, $0.5 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at June 30, 2018 and December 31, 2017, $15.1 million and $17.3 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.9 million as of both June 30, 2018 and December 31, 2017, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2018 and December 31, 2017, is a discount rate of 11.0% and 9.2%, respectively. At June 30, 2018 and December 31, 2017, there was a current liability of $0.9 million and $0.8 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at June 30, 2018 and December 31, 2017, of $1.7 million and $2.1 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,454	$(2,813)	$17,865	$(3,348)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	36	(58)	34	(73)
Included in other comprehensive income (loss)	(424)	—	(3)	—
Included in other items, net	—	64	—	(7)
Purchases, sales, issuances and settlements:
Settlements	(475)	230	(440)	224
Balance at end of reporting period	$15,591	$(2,577)	$17,456	$(3,204)

	Six Months Ended
	June 30, 2018		June 30, 2017
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,752	$(2,887)	$17,259	$(3,038)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	72	(120)	69	(202)
Included in other comprehensive income (loss)	(1,758)	—	568	—
Included in other items, net	—	(18)	—	(398)
Purchases, sales, issuances and settlements:
Settlements	(475)	448	(440)	434
Balance at end of reporting period	$15,591	$(2,577)	$17,456	$(3,204)

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

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$30,847	$25,049	$30,572	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$31,729	$25,602	$26,999	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,363,477	$1,340,958	$1,366,375	Level 2
6.875% senior notes due 2023	750,000	741,422	786,563	Level 1
6.375% senior notes due 2026	750,000	739,787	756,563	Level 1
6.000% senior notes due 2026	700,000	688,973	691,250	Level 1
Other	454	454	454	Level 3
Total debt	$3,563,931	$3,511,594	$3,601,205

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,621,054	$1,595,703	$1,625,178	Level 2
6.875% senior notes due 2023	750,000	740,545	798,750	Level 1
6.375% senior notes due 2026	750,000	739,128	810,000	Level 1
Other	504	504	504	Level 3
Total debt	$3,121,558	$3,075,880	$3,234,432

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about June 30, 2018 and December 31, 2017. The estimated fair values of our Senior Notes are based on quoted market prices as of June 30, 2018 and December 31, 2017. The other debt is a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2018 or 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 11.    SEGMENT INFORMATION
We aggregate certain of our gaming entertainment properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table below lists the classification of each of our properties.

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
Midwest & South
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

Results of Operations - Total Reportable Segment Departmental Revenues and Adjusted EBITDA
We evaluate each of our property's profitability based upon Property Adjusted EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for our Illinois distributed gaming operator are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended June 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$142,488	$38,948	$25,659	$12,879	$219,974
Downtown Las Vegas	32,822	13,741	6,606	8,033	61,202
Midwest & South	272,478	34,912	17,169	11,058	335,617
Total Revenues	$447,788	$87,601	$49,434	$31,970	$616,793

	Three Months Ended June 30, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$139,862	$38,914	$24,892	$13,005	$216,673
Downtown Las Vegas	32,224	13,372	6,108	7,928	59,632
Midwest & South	265,039	35,358	16,834	10,588	327,819
Total Revenues	$437,125	$87,644	$47,834	$31,521	$604,124

	Six Months Ended June 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$285,636	$77,818	$51,815	$26,880	$442,149
Downtown Las Vegas	65,261	27,328	13,417	15,664	121,670
Midwest & South	537,354	67,854	32,114	21,770	659,092
Total Revenues	$888,251	$173,000	$97,346	$64,314	$1,222,911

	Six Months Ended June 30, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$283,808	$77,366	$51,099	$26,641	$438,914
Downtown Las Vegas	66,116	26,829	11,882	15,752	120,579
Midwest & South	531,146	70,054	31,703	21,793	654,696
Total Revenues	$881,070	$174,249	$94,684	$64,186	$1,214,189

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Adjusted EBITDA
Las Vegas Locals	$70,248	$63,300	$141,278	$129,214
Downtown Las Vegas	13,543	12,545	26,761	26,246
Midwest & South	98,510	93,730	192,756	188,043
Total Reportable Segment Adjusted EBITDA	182,301	169,575	360,795	343,503
Corporate expense	(18,878)	(18,207)	(36,900)	(36,370)
Adjusted EBITDA	163,423	151,368	323,895	307,133
Other operating costs and expenses
Deferred rent	294	257	550	687
Depreciation and amortization	53,923	52,563	105,199	106,527
Share-based compensation expense	6,022	5,747	14,949	8,830
Project development, preopening and writedowns	5,801	2,784	9,241	5,756
Impairments of assets	993	—	993	—
Other operating items, net	132	463	1,931	949
Total other operating costs and expenses	67,165	61,814	132,863	122,749
Operating income	$96,258	$89,554	$191,032	$184,384

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2018	2017
Assets
Las Vegas Locals	$1,752,150	$1,792,119
Downtown Las Vegas	169,856	170,574
Midwest & South	2,565,077	2,496,957
Total Reportable Segment Assets	4,487,083	4,459,650
Corporate	688,583	226,280
Total Assets	$5,175,666	$4,685,930

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.875% Notes, our 6.375% Notes and our 6.000% Notes (collectively, the "Notes") is presented below. The 6.875% Notes and 6.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

On June 25, 2018, the Company issued the 6.000% Notes, which are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our current and future domestic restricted subsidiaries. With the exception of one subsidiary, the guarantors of the 6.000% Notes are the same as for our 6.375% Notes and 6.875% Notes. The non-guarantors primarily represent

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

our special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidating statements of operations for the three and six months ended June 30, 2018 and 2017, and the condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017. These tables reflect the impact of the adoption of the Revenue Standard and Update 2016-18 (see Note 2, Summary of Significant Accounting Policies) and the segregation of the wholly owned subsidiary that is a guarantor for the 6.875% Notes and 6.375% Notes and a non-guarantor for the 6.000% Notes.

Condensed Consolidating Balance Sheets

	June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$446,831	$169,803	$—	$16,174	$—	$—	$632,808
Restricted cash	—	11,597	—	14,515	—	—	26,112
Other current assets	74,193	17,859	233	2,724	—	(2,349)	92,660
Property and equipment, net	91,714	2,380,288	—	35,381	—	—	2,507,383
Investments in subsidiaries	5,210,840	—	—	2,140	—	(5,212,980)	—
Intercompany receivable	—	1,850,202	374,065	—	—	(2,224,267)	—
Other assets, net	29,011	29,687	—	38,230	—	—	96,928
Intangible assets, net	—	817,628	—	26,129	—	—	843,757
Goodwill, net	—	887,442	—	88,576	—	—	976,018
Total assets	$5,852,589	$6,164,506	$374,298	$223,869	$—	$(7,439,596)	$5,175,666

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$—	$—	$—	$23,981
Other current liabilities	124,144	200,921	—	22,887	—	(2,194)	345,758
Accumulated losses of subsidiaries in excess of investment	—	5,656	—	—	—	(5,656)	—
Intercompany payable	1,165,444	—	—	1,058,701	—	(2,224,145)	—
Long-term debt, net of current maturities and debt issuance costs	3,487,244	369	—	—	—	—	3,487,613
Other long-term liabilities	(93,298)	275,982	900	(10,430)	—	—	173,154

Total stockholders' equity (deficit)	1,145,160	5,681,492	373,398	(847,289)	—	(5,207,601)	1,145,160
Total liabilities and stockholders' equity	$5,852,589	$6,164,506	$374,298	$223,869	$—	$(7,439,596)	$5,175,666

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$347	$199,574	$—	$3,183	$—	$—	$203,104
Restricted cash	—	14,389	—	9,786	—	—	24,175
Other current assets	78,226	20,687	234	2,782	—	(545)	101,384
Property and equipment, net	88,464	2,424,361	—	26,961	—	—	2,539,786
Investments in subsidiaries	4,913,592	—	—	18,097	—	(4,931,689)	—
Intercompany receivable	—	1,560,841	373,718	—	—	(1,934,559)	—
Other assets, net	14,725	33,369	—	38,217	—	—	86,311
Intangible assets, net	—	818,887	—	24,059	—	—	842,946
Goodwill, net	—	887,442	—	782	—	—	888,224
Total assets	$5,095,354	$5,959,550	$373,952	$123,867	$—	$(6,866,793)	$4,685,930

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$—	$—	$—	$23,981
Other current liabilities	130,030	212,146	—	19,578	—	(264)	361,490
Accumulated losses of subsidiaries in excess of investment	—	73,130	—	—	—	(73,130)	—
Intercompany payable	888,444	—	—	1,046,114	—	(1,934,558)	—
Long-term debt, net of current maturities and debt issuance costs	3,051,481	418	—	—	—	—	3,051,899
Other long-term liabilities	(95,723)	256,584	900	(10,428)	—	—	151,333

Total stockholders' equity (deficit)	1,097,227	5,417,186	373,052	(931,397)	—	(4,858,841)	1,097,227
Total liabilities and stockholders' equity	$5,095,354	$5,959,550	$373,952	$123,867	$—	$(6,866,793)	$4,685,930

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$21,286	$607,569	$—	$13,745	$—	$(25,807)	$616,793
Operating costs and expenses
Operating	—	306,392	—	12,517	—	—	318,909
Selling, general and administrative	(3)	85,913	—	2,131	—	—	88,041
Maintenance and utilities	—	28,331	—	342	—	—	28,673
Depreciation and amortization	4,347	48,245	—	1,331	—	—	53,923
Corporate expense	23,252	213	—	598	—	—	24,063
Project development, preopening and writedowns	2,640	1,017	—	2,144	—	—	5,801
Impairments of assets	993	—	—	—	—	—	993
Other operating items, net	48	84	—	—	—	—	132
Intercompany expenses	(199)	26,006	—	—	—	(25,807)	—
Total operating costs and expenses	31,078	496,201	—	19,063	—	(25,807)	520,535
Equity in earnings (losses) of subsidiaries	82,365	(386)	—	—	—	(81,979)	—
Operating income (loss)	72,573	110,982	—	(5,318)	—	(81,979)	96,258
Other expense (income)
Interest expense, net	44,154	277	—	6	—	—	44,437
Other, net	(5)	(2)	—	(17)	—	—	(24)
Total other expense (income), net	44,149	275	—	(11)	—	—	44,413
Income (loss) from continuing operations before income taxes	28,424	110,707	—	(5,307)	—	(81,979)	51,845
Income tax benefit (provision)	10,521	(24,785)	—	1,017	—	—	(13,247)
Income (loss) from continuing operations, net of tax	38,945	85,922	—	(4,290)	—	(81,979)	38,598
Income from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$38,945	$85,922	$347	$(4,290)	$—	$(81,979)	$38,945
Comprehensive income (loss)	$38,639	$85,616	$347	$(4,290)	$—	$(81,673)	$38,639

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$18,490	$598,194	$—	$10,897	$—	$(23,457)	$604,124
Operating costs and expenses
Operating	—	307,139	—	9,469	—	—	316,608
Selling, general and administrative	17	91,129	—	1,908	—	(17)	93,037
Maintenance and utilities	—	25,511	—	353	—	—	25,864
Depreciation and amortization	2,844	48,687	—	1,032	—	—	52,563
Corporate expense	22,506	375	—	370	—	—	23,251
Project development, preopening and writedowns	1,472	586	116	610	—	—	2,784
Other operating items, net	150	313	—	—	—	—	463
Intercompany expenses	301	23,139	—	—	—	(23,440)	—
Total operating costs and expenses	27,290	496,879	116	13,742	—	(23,457)	514,570
Equity in earnings (losses) of subsidiaries	85,416	(169)	—	—	—	(85,247)	—
Operating income (loss)	76,616	101,146	(116)	(2,845)	—	(85,247)	89,554
Other expense (income)
Interest expense, net	41,961	306	—	6	—	—	42,273
Loss on early extinguishments and modifications of debt	378	—	—	—	—	—	378
Other, net	520	57	—	(18)	—	—	559
Total other expense (income), net	42,859	363	—	(12)	—	—	43,210
Income (loss) from continuing operations before income taxes	33,757	100,783	(116)	(2,833)	—	(85,247)	46,344
Income tax benefit (provision)	14,952	(34,512)	—	908	—	—	(18,652)
Income (loss) from continuing operations, net of tax	48,709	66,271	(116)	(1,925)	—	(85,247)	27,692
Income from discontinued operations, net of tax	—	—	21,017	—	—	—	21,017
Net income (loss)	$48,709	$66,271	$20,901	$(1,925)	$—	$(85,247)	$48,709
Comprehensive income (loss)	$49,244	$66,806	$20,901	$(1,925)	$—	$(85,782)	$49,244

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$42,127	$1,208,531	$—	$23,766	$—	$(51,513)	$1,222,911
Operating costs and expenses
Operating	—	610,225	—	22,147	—	—	632,372
Selling, general and administrative	8	171,634	—	3,993	—	(11)	175,624
Maintenance and utilities	—	55,929	—	670	—	—	56,599
Depreciation and amortization	8,183	94,775	—	2,241	—	—	105,199
Corporate expense	48,500	216	—	1,204	—	—	49,920
Project development, preopening and writedowns	4,143	1,190	—	3,908	—	—	9,241
Impairments of assets	993	—	—	—	—	—	993
Other operating items, net	48	1,883	—	—	—	—	1,931
Intercompany expenses	102	51,400	—	—	—	(51,502)	—
Total operating costs and expenses	61,977	987,252	—	34,163	—	(51,513)	1,031,879
Equity in earnings of subsidiaries	164,009	(571)	—	—	—	(163,438)	—
Operating income (loss)	144,159	220,708	—	(10,397)	—	(163,438)	191,032
Other expense (income)
Interest expense, net	87,673	554	—	12	—	—	88,239
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	(5)	(366)	—	(33)	—	—	(404)
Total other expense (income), net	87,729	188	—	(21)	—	—	87,896
Income (loss) from continuing operations before income taxes	56,430	220,520	—	(10,376)	—	(163,438)	103,136
Income taxes benefit (provision)	23,914	(49,169)	—	2,116	—	—	(23,139)
Income (loss) from continuing operations, net of tax	80,344	171,351	—	(8,260)	—	(163,438)	79,997
Income from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$80,344	$171,351	$347	$(8,260)	$—	$(163,438)	$80,344
Comprehensive income (loss)	$79,074	$170,081	$347	$(8,260)	$—	$(162,168)	$79,074

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$37,200	$1,202,307	$—	$21,702	$—	$(47,020)	$1,214,189
Operating costs and expenses
Operating	—	616,569	—	19,042	—	—	635,611
Selling, general and administrative	23	180,730	—	3,920	—	(23)	184,650
Maintenance and utilities	—	51,612	—	651	—	—	52,263
Depreciation and amortization	5,526	98,970	—	2,031	—	—	106,527
Corporate expense	42,370	739	—	940	—	—	44,049
Project development, preopening and writedowns	2,727	1,427	154	1,448	—	—	5,756
Impairments of assets	—	—	—	—	—	—	—
Other operating items, net	225	724	—	—	—	—	949
Intercompany expenses	602	46,395	—	—	—	(46,997)	—
Total operating costs and expenses	51,473	997,166	154	28,032	—	(47,020)	1,029,805
Equity in earnings (losses) of subsidiaries	151,977	(298)	—	—	—	(151,679)	—
Operating income (loss)	137,704	204,843	(154)	(6,330)	—	(151,679)	184,384
Other expense (income)
Interest expense, net	84,800	675	—	12	—	—	85,487
Loss on early extinguishments of debt	534	—	—	—	—	—	534
Other, net	520	184	—	(34)	—	—	670
Total other expense (income), net	85,854	859	—	(22)	—	—	86,691
Income (loss) from continuing operations before income taxes	51,850	203,984	(154)	(6,308)	—	(151,679)	97,693
Income taxes benefit (provision)	32,310	(69,300)	—	2,065	—	—	(34,925)
Income (loss) from continuing operations, net of tax	84,160	134,684	(154)	(4,243)	—	(151,679)	62,768
Income from discontinued operations, net of tax	—	—	21,392	—	—	—	21,392
Net income (loss)	$84,160	$134,684	$21,238	$(4,243)	$—	$(151,679)	$84,160
Comprehensive income (loss)	$85,266	$135,790	$21,238	$(4,243)	$—	$(152,785)	$85,266

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(70,065)	$282,907	$(135)	$5,405	$—	$(121)	$217,991
Cash flows from investing activities
Capital expenditures	(36,914)	(26,059)	—	(272)	—	—	(63,245)
Cash paid for acquisition, net of cash received	(100,713)	—	—	—	—	—	(100,713)
Net activity with affiliates	—	(289,361)	(347)	—	—	289,708	—
Other investing activities	(9,240)	—	—	—	—	—	(9,240)
Net cash from investing activities	(146,867)	(315,420)	(347)	(272)	—	289,708	(173,198)
Cash flows from financing activities
Borrowings under bank credit facility	333,900	—	—	—	—	—	333,900
Payments under bank credit facility	(591,476)	—	—	—	—	—	(591,476)
Proceeds from issuance of senior notes	700,000	—	—	—	—	—	700,000
Debt financing costs, net	(11,028)	—	—	—	—	—	(11,028)
Net activity with affiliates	277,000	—	—	12,587	—	(289,587)	—
Share-based compensation activities, net	(3,381)	—	—	—	—	—	(3,381)
Shares repurchased and retired	(30,332)	—	—	—	—	—	(30,332)
Dividends paid	(11,267)	—	—	—	—	—	(11,267)
Other financing activities	—	(50)	—	—	—	—	(50)
Net cash from financing activities	663,416	(50)	—	12,587	—	(289,587)	386,366
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	—	—	—	—
Cash flows from investing activities	—	—	482	—	—	—	482
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	482	—	—	—	482
Net change in cash, cash equivalents and restricted cash	446,484	(32,563)	—	17,720	—	—	431,641
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$446,831	$181,400	$—	$30,689	$—	$—	$658,920
*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(32,014)	$239,394	$(663)	$(7,708)	$254	$1,123	$200,386
Cash flows from investing activities
Capital expenditures	(68,685)	(49,966)	—	(100)	—	—	(118,751)
Net activity with affiliates	—	(215,816)	(35,070)	—	—	250,886	—
Advances pursuant to development agreement	—	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	492	—	—	—	—	492
Net cash from investing activities	(68,685)	(265,290)	(35,070)	(35,208)	—	250,886	(153,367)
Cash flows from financing activities
Borrowings under bank credit facility	535,900	—	—	—	—	—	535,900
Payments under bank credit facility	(628,037)	—	—	—	—	—	(628,037)
Debt financing costs, net	(2,381)	—	—	—	—	—	(2,381)
Net activity with affiliates	207,941	—	—	44,322	(254)	(252,009)	—
Share-based compensation activities, net	(2,796)	—	—	—	—	—	(2,796)
Shares repurchased and retired	(11,090)	—	—	—	—	—	(11,090)
Other financing activities	(50)	(45)	—	—	—	—	(95)
Net cash from financing activities	99,487	(45)	—	44,322	(254)	(252,009)	(108,499)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	35,733	—	—	—	35,733
Net change in cash, cash equivalents and restricted cash	(1,212)	(25,941)	—	1,406	—	—	(25,747)
Cash, cash equivalents and restricted cash, beginning of period	1,212	199,610	—	9,528	—	—	210,350
Cash, cash equivalents and restricted cash, end of period	$—	$173,669	$—	$10,934	$—	$—	$184,603
*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2018. During this period, up to the filing date, we did not identify any additional subsequent events, other than the commencement of the exchange offer and the entering into the Joinder Agreement disclosed in Note 7, Long-Term Debt, and the payment of a cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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
Midwest & South
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

Results for our Illinois distributed gaming operator are included in our Midwest & South segment.

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

•
Food & beverage revenue measures: average guest check, which means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers"), which is an indicator of volume; and the cost per guest served, which is a measure of operating margin.

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Total revenues	$616.8	$604.1	$1,222.9	$1,214.2
Operating income	96.3	89.6	191.0	184.4
Income from continuing operations, net of tax	38.6	27.7	80.0	62.8
Income from discontinued operations, net of tax	0.3	21.0	0.3	21.4
Net income	38.9	48.7	80.3	84.2

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

Total Revenues
Total revenues increased $12.7 million, or 2.1%, for the three months ended June 30, 2018, compared to the prior year period due primarily to the Midwest & South segment increasing $7.8 million, or 2.4%, over the prior year comparable period. The increased total revenues in the Midwest & South segment are attributable to the acquisition of Lattner Entertainment Group Illinois, LLC (the "Lattner Acquisition") in June 2018, which accounted for $3.5 million of the increase, along with an increase in gaming revenues for the segment. In addition, total revenues increased $3.3 million for the Las Vegas Locals segment and $1.6 million for the Downtown Las Vegas segment.

Net revenues increased $8.7 million, or 0.7%, for the six months ended June 30, 2018, compared to the prior year period. This increase is driven by a $4.4 million increase in total revenues in the Midwest & South segment, primarily due to the Lattner Acquisition, which accounted for $3.5 million of the increase. In addition, total revenues for the Las Vegas Locals segment increased $3.2 million and for the Downtown Las Vegas segment increased $1.1 million.

Operating Income
Operating income increased $6.7 million, or 7.5%, during the three months ended June 30, 2018 as compared to the corresponding period of the prior year. The increase is primarily driven by higher revenues, coupled with our continuing cost control and operational efficiencies efforts. Offsetting these increases is an increase in project development, preopening and writedowns of $3.0 million due to the Lattner Acquisition, the Wilton Rancheria development, and the pending acquisitions of Valley Forge Casino Resort and four properties under the Penn National Purchase Agreement along with an increase in impairments of assets of $1.0 million related to a noncash impairment of a nonoperating asset. Operating margins in gaming, food & beverage, rooms and other changed slightly and are discussed in detail below.

Operating income increased $6.6 million, or 3.6%, during the six months ended June 30, 2018 as compared to the corresponding period of the prior year. The increase is primarily driven by higher revenues, coupled with our continuing cost control and operational efficiencies efforts. Offsetting these increases is an increase in project development, preopening and writedowns of $3.5 million due to the Lattner Acquisition, the Wilton Rancheria development, and the pending acquisitions of Valley Forge Casino Resort and four properties under the Penn National Purchase Agreement. In addition, corporate expense increased $5.9 million due to higher share-based compensation expense, as discussed in detail below, along with an increase in impairments of assets of $1.0 million related to a noncash impairment of a nonoperating asset. Operating margins in gaming, food & beverage, rooms and other changed slightly and are discussed in detail below.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the three months ended June 30, 2018 was $38.6 million, as compared to $27.7 million in the comparable prior year period, resulting in an increase of $10.9 million. In addition to the factors contributing to the $6.7 million operating income increase (as discussed above), net income was favorably impacted by a $5.4 million reduction in the income tax provision from the prior year comparable period, primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Act"). These favorable items impacting income from continuing operations, net of tax, were offset by an increase in interest expense, net of amounts capitalized, of $2.2 million due to a 0.6 percentage point increase in the weighted average interest rate.

Income from continuing operations, net of tax for the six months ended June 30, 2018 was $80.0 million, as compared to $62.8 million in the comparable prior year period, resulting in an increase of $17.2 million. In addition to the factors contributing to the $6.6 million operating income increase (as discussed above), net income was favorably impacted by a $11.8 million reduction in the income tax provision from the prior year comparable period, primarily due to the impact of the Tax Act. These favorable items impacting income from continuing operations, net of tax, were offset by an increase in interest expense, net of amounts capitalized, of $2.8 million due to a 1.1 percentage point increase in the weighted average interest rate.

Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the three and six months ended June 30, 2018 and 2017 include our share of proceeds realized by Borgata in the period.

Net Income
Net income for the three months ended June 30, 2018 was $38.9 million, compared with net income of $48.7 million for the corresponding period of the prior year. The $9.8 million change is primarily due to the $20.7 million decrease in income from discontinued operations from the prior year comparable period, partially offset by the $10.9 million increase in income from continuing operations, net of tax (as discussed above).

Net income for the six months ended June 30, 2018 was $80.3 million, compared with net income of $84.2 million for the corresponding period of the prior year. The $3.8 million change is primarily due to the $21.0 million decrease in income from discontinued operations from the prior year comparable period, partially offset by the $17.2 million increase in income from continuing operations, net of tax (as discussed above).

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 73% of gross revenues for each of the three and six month periods ended June 30, 2018 and 2017. Food & beverage gross revenues represent our next most significant revenue source, generating approximately 14% of gross revenues for each of the three and six month periods ended June 30, 2018 and 2017. Room revenues and other revenues separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
REVENUES
Gaming	$447.8	$437.1	$888.3	$881.1
Food & beverage	87.6	87.6	173.0	174.2
Room	49.4	47.8	97.3	94.7
Other	32.0	31.6	64.3	64.2
Total revenues	$616.8	$604.1	$1,222.9	$1,214.2

COSTS AND EXPENSES
Gaming	$194.0	$189.6	$383.0	$381.6
Food & beverage	81.6	84.4	164.3	168.8
Room	21.7	21.4	42.6	42.7
Other	21.6	21.1	42.5	42.5
Total costs and expenses	$318.9	$316.5	$632.4	$635.6

MARGINS
Gaming	56.7%	56.6%	56.9%	56.7%
Food & beverage	6.8%	3.7%	5.0%	3.1%
Room	56.1%	55.2%	56.2%	54.9%
Other	32.5%	33.2%	33.9%	33.8%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $10.7 million, or 2.4%, increase in gaming revenues during the three months ended June 30, 2018, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $7.4 million increase in gaming revenue as a result of the Lattner Acquisition, which accounted for $3.4 million of the increase, along with an increase in slot win and slot handle of 2.0% and 0.8%, respectively, from the prior year comparable period. Gaming revenues for the Las Vegas Locals segment increased $2.6 million from the prior year comparable period due primarily to increases in slot win and slot handle of 4.4% and 1.8%, respectively.

The $7.2 million, or 0.8%, increase in gaming revenues during the six months ended June 30, 2018, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $6.2 million increase in gaming revenue as a result of the Lattner Acquisition, which accounted for $3.4 million of the increase, along with a decline in complimentaries provided to gaming patrons of $2.3 million.

Food & Beverage
Food & beverage revenues remained flat at $87.6 million during the three months ended June 30, 2018, as compared to the corresponding period of the prior year. Overall, food & beverage margins increased to 6.8% from 3.7% from the prior year comparable period, due primarily to an increase in average check of 1.2% and a reduction in cost per cover of 1.8%. Despite the increase in average check and reduction in cost per cover, total covers declined by 1.8% therefore leveling out food & beverage revenue from prior year to current year comparable periods.

Food & beverage revenues decreased $1.2 million, or 0.7%, during the six months ended June 30, 2018, as compared to the corresponding period of the prior year. The decline is driven by a $2.2 million decrease in food & beverage revenues in the Midwest & South segment, as a result of a 4.6% decrease in food covers. Overall, food & beverage margins increased to 5.0% from 3.1% from the prior year comparable period, due primarily to an increase in average check of 2.3% while cost per cover remained consistent period over period.

Room
Room revenues increased by $1.6 million, or 3.3%, during the three months ended June 30, 2018, as compared to the corresponding period of the prior year due primarily to the Las Vegas Locals segment. The average daily rate increased 2.9% while hotel occupancy decreased 0.9% for the Las Vegas Locals segment. Overall, room margins increased to 56.1% from 55.2% from the prior year comparable period, due primarily to the average daily rate of 2.4% increasing by more than the increase in the cost per room of 0.9%.

Room revenues increased by $2.7 million, or 2.8%, during the six months ended June 30, 2018, as compared to the corresponding period of the prior year due primarily to the Downtown Las Vegas segment. The average daily rate increased 12.9% while hotel occupancy decreased 1.0% for the Downtown Las Vegas segment. Overall, room margins increased to 56.2% from 54.9% from the prior year comparable period, due primarily to the average daily rate of 3.9% increasing by more than the increase in the cost per room of 1.4%.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $0.4 million or 1.4%, and $0.1 million or 0.2% during the three and six months ended June 30, 2018, respectively, as compared to the prior year.

Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our Illinois distributed gaming operator are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our total revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Total revenues
Las Vegas Locals	$220.0	$216.7	$442.1	$438.9
Downtown Las Vegas	61.2	59.6	121.7	120.6
Midwest & South	335.6	327.8	659.1	654.7
Total revenues	$616.8	$604.1	$1,222.9	$1,214.2

Adjusted EBITDA (1)
Las Vegas Locals	$70.2	$63.3	$141.3	$129.2
Downtown Las Vegas	13.6	12.6	26.8	26.3
Midwest & South	98.5	93.7	192.7	188.0
Total Reportable Segment Adjusted EBITDA	182.3	169.6	360.8	343.5
Corporate expense	(18.9)	(18.2)	(36.9)	(36.4)
Adjusted EBITDA	$163.4	$151.4	$323.9	$307.1
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues increased by $3.3 million, or 1.5%, during the three months ended June 30, 2018, as compared to the corresponding period of the prior year, reflecting revenue increases in gaming, food & beverage and room departmental categories. Gaming revenues increased by $2.6 million from the prior year comparable period due to a 1.8% increase in slot handle and a 4.4% increase in slot win.

Total revenues increased $3.2 million, or 0.7%, during the six months ended June 30, 2018, respectively, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased by $1.8 million from the prior year comparable period due to 0.6% increase in slot handle and a 2.5% increase in slot win.

Adjusted EBITDA increased by $6.9 million or 11.0%, and $12.1 million or 9.3%, for the three and six months ended June 30, 2018, respectively, over the comparable prior year periods due primarily to our revenue growth and ongoing refinements to marketing programs, recent property re-investments and solid regional economic conditions.

Downtown Las Vegas
Total revenues increased by $1.6 million, or 2.6%, during the three months ended June 30, 2018, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 54% and 53% during the three months ended June 30, 2018 and 2017, respectively, of our occupied rooms in this segment.

Total revenues increased by $1.1 million, or 0.9%, during the six months ended June 30, 2018, as compared to the corresponding period of the prior year. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 52% and 54% during the six months ended June 30, 2018 and 2017, respectively, of our occupied rooms in this segment.

Adjusted EBITDA increased by $1.0 million or 8.0%, and $0.5 million or 2.0%, during the three and six months ended June 30, 2018, respectively, over the comparable prior year periods due to the top line revenue growth offset by increased fuel costs at our

Hawaiian charter service of $0.6 million and $0.9 million during the three and six months ended June 30, 2018, respectively, over the comparable prior year periods.

Midwest & South
Total revenues increased 2.4% during the three months ended June 30, 2018, as compared to the corresponding period of the prior year, primarily due to the Lattner Acquisition, which accounted for an increase of $3.5 million, along with an increase in gaming revenue. Slot win and slot handle increased by 2.0% and 0.8%, respectively, from the prior year comparable period.

Total revenues increased 0.7% during the six months ended June 30, 2018, as compared to the corresponding period of the prior year, primarily due to the Lattner Acquisition.

The segment reported a 5.1% and 2.5% increase in Adjusted EBITDA during the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year period, due to the revenue growth along with refinements to marketing programs and ongoing operational efficiencies.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Selling, general and administrative	$88.0	$93.0	$175.6	$184.7
Maintenance and utilities	28.7	25.9	56.6	52.3
Depreciation and amortization	53.9	52.6	105.2	106.5
Corporate expense	24.1	23.3	49.9	44.0
Project development, preopening and writedowns	5.8	2.8	9.2	5.8
Impairments of assets	1.0	—	1.0	—
Other operating items, net	0.1	0.5	1.9	0.9

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of revenues, were 14.3% and 15.4% during the three months ended June 30, 2018 and 2017, respectively, and 14.4% and 15.2%, during the six months ended June 30, 2018 and 2017, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of revenues, were relatively consistent at 4.6% and 4.3% during the three months ended June 30, 2018 and 2017, respectively, and 4.6% and 4.3%, during the six months ended June 30, 2018 and 2017, respectively.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenues, remained consistent at 8.7% during both the three months ended June 30, 2018 and 2017, and 8.6% and 8.8%, during the six months ended June 30, 2018 and 2017, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.9% and 3.8% of revenues during the three months ended June 30, 2018 and 2017, respectively, and 4.1% and 3.6%, during the six months ended June 30, 2018 and 2017, respectively. The corporate expense increase for six months ended June 30, 2018 and 2017 is primarily due to a $6.1 million increase in share-based compensation expense as a result of a change in expense recognition. For the grants issued in 2016, those shares qualifying for accelerated vesting were expensed at the date of the grant, whereas the share-based compensation expense for grants issued in 2017 were expensed over a six-month period, in accordance with plan provisions governing the acceleration of the vesting.

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

Impairment of Assets
Impairments of assets for the three and six months ended June 30, 2018, included non-cash impairment charges related to a nonoperating asset.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Interest Expense, net	$44.4	$42.3	$88.2	$85.5
Average Long-Term Debt Balance(1)	3,103.9	3,244.8	3,091.8	3,270.0
Weighted Average Interest Rates	5.4%	4.8%	5.3%	4.2%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and six months ended June 30, 2018, increased $2.2 million or 5.1%, and $2.8 million or 3.2%, respectively, as compared to the prior year. Despite the reduction in the average long-term debt balance of $140.9 million and $178.2 million for the three and six months ended June 30, 2018, respectively, interest expense increased due to weighted average interest rate percentage point increases of 0.6 and 1.1 for the three and six months ended June 30, 2018, respectively, which is driven by an increase in the underlying Eurodollar rate.

Income Taxes
The effective tax rates on income from continuing operations during the six months ended June 30, 2018 and 2017 were 22.4% and 35.7%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to the impact of the Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our provision for the six months ended June 30, 2018 and 2017 was favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. Our effective tax rates are also impacted by state taxes and certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2018 and December 31, 2017, we had balances of cash and cash equivalents of $632.8 million and $203.1 million, respectively. In addition, we held restricted cash balances of $26.1 million and $24.2 million at June 30, 2018 and December 31, 2017, respectively. Our June 30, 2018 cash balance includes the excess proceeds from our June 2018 issuance of the 6.000% Notes (see Indebtedness below).

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

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2018	2017
Net cash provided by operating activities	$218.0	$200.4

Cash flows from investing activities
Capital expenditures	(63.3)	(118.8)
Cash paid for acquisition, net of cash received	(100.7)	—
Advances pursuant to development agreement	—	(35.1)
Other investing activities	(9.2)	0.5
Net cash used in investing activities	(173.2)	(153.4)

Cash flows from financing activities
Net payments under bank credit facility	(257.6)	(92.1)
Debt issuance costs, net	(11.0)	—
Proceeds from issuance of senior notes	700.0	—
Dividends paid	(11.3)	—
Shares repurchased and retired	(30.3)	(11.1)
Other financing activities	(3.5)	(5.3)
Net cash provided by (used in) financing activities	386.3	(108.5)
Net cash provided by discontinued operations	0.5	35.7
Increase (decrease) in cash, cash equivalents and restricted cash	$431.6	$(25.8)

Cash Flows from Operating Activities
During the six months ended June 30, 2018 and 2017, we generated net operating cash flow of $218.0 million and $200.4 million, respectively. Generally, operating cash flows increased during 2018 as compared to the prior year period due to the flow through effect of higher revenues and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2018 and 2017, we incurred net cash outflows for investing activities of $173.2 million and $153.4 million, respectively. During the six months ended June 30, 2018, we incurred cash outflows of $100.7 million related to the Lattner acquisition. During the six months ended June 30, 2017, we incurred cash outflows related to the Company exercising an option to acquire the land underlying The Orleans, along with paying $35.1 million in January 2017 for the acquisition of land that is the intended site of the Wilton Rancheria casino, pursuant to our development agreement with the Wilton Rancheria Tribe.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows for financing activities in the six months ended June 30, 2018, reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026. The Company utilized the net proceeds from the debt issuance to pay down the outstanding amounts under the Revolving Credit Facility and Swing Loan and invested the balance of the net proceeds in cash equivalents and short-term marketable securities at a qualified institution. The remaining outflows reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows in the six months ended June 30, 2017 reflect primarily the use of cash flow to reduce our outstanding debt.

Cash Flows from Discontinued Operations
The decrease in cash flows provided by discontinued operations for the six months ended June 30, 2018, compared to the corresponding period of the prior year, is due to cash received in the prior year related to our share of property tax benefits realized by Borgata during the six months ended June 30, 2017.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2018	December 31, 2017	Increase (Decrease)
Bank credit facility	$1,363.5	$1,621.1	$(257.6)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	—	700.0
Other	0.5	0.5	—
Total long-term debt	3,564.0	3,121.6	442.4
Less current maturities	24.0	24.0	—
Long-term debt, net of current maturities	$3,540.0	$3,097.6	$442.4

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Amounts Outstanding
The principal amounts under the bank credit facility are comprised of the following:

	June 30,	December 31,
(In millions)	2018	2017
Revolving Credit Facility	$—	$170.0
Term A Loan	204.5	211.0
Refinancing Term B Loans	1,159.0	1,170.0
Swing Loan	—	70.1
Total outstanding principal amounts under the bank credit facility	$1,363.5	$1,621.1

At June 30, 2018, approximately $1.4 billion was outstanding under the bank credit facility. As such, with a total revolving credit commitment of $775.0 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan, and $12.7 million allocated to support various letters of credit, the remaining contractual availability on the revolving credit commitment is $762.3 million.

The blended interest rate for outstanding borrowings under the bank credit facility was 4.5% at June 30, 2018 and 3.9% at December 31, 2017.

Senior Notes
6.000% Senior Notes due August 2026
Significant Terms
On June 25, 2018, we issued $700 million aggregate principal amount of 6.000% senior notes due August 2026 (the "6.000% Notes"). The 6.000% Notes require semi-annual interest payments on February 15 and August 15 of each year, commencing on August 15, 2018. The 6.000% Notes will mature on August 15, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

The 6.000% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 6.000% Notes, the "Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.000% Notes at a price equal to 101% of the principal amount of the 6.000% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 6.000% Notes.

At any time prior to August 15, 2021, we may redeem the 6.000% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. Subsequent to August 15, 2021, we may redeem all or a portion of the 6.000% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.000% in 2021 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 6.000% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.000% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 6.000% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 6.000% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 6.000% Notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 6.000% Notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the 6.000% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We filed the required registration statement and commenced the exchange offer on July 12, 2018. The exchange offer will expire, unless extended or terminated in accordance with its terms, on August 10, 2018. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Debt Financing Costs
In conjunction with the issuance of the 6.000% Notes, we incurred approximately $11.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.000% Notes using the effective interest method.

Credit Facility
On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to the Third Amended and Restated Credit Agreement, as amended (the "Credit Agreement"), among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

The Joinder Agreement modifies the Credit Agreement solely to join additional financial institutions as lenders and to provide for (i) increased commitments under the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit

Facility”) by an amount equal to $170.5 million resulting in total availability under the Revolving Credit Facility of an amount equal to $945.5 million and (ii) commitments from lenders to make additional Term A Loans (as defined in the Credit Agreement) in an amount equal to $49.5 million resulting in aggregate outstanding Term A Loans under the Credit Agreement in an amount equal to approximately $248.4 million.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.000% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, our 6.375% senior notes due April 2026, and our 6.000% senior notes due August 2026.

Covenant Compliance
As of June 30, 2018, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

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

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. The Board of Directors reaffirmed this program in May 2017. We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2018 and 2017, we repurchased 0.9 million shares and 0.4 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $29.8 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06

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

Commitments
Capital Spending and Development
We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $140 million and $160 million. This excludes the acquisition of Lattner and the pending acquisitions discussed further below, and any incremental spending which we may incur for capital projects at the acquired properties.

In addition, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 15 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us when the Tribe obtains permanent financing for the project. In February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

We fund our capital expenditures through our bank credit facility and operating cash flows.

Pending Acquisitions
On December 18, 2017, we announced that we had entered into a definitive agreement with Penn National Gaming, Inc. ("Penn National," and such agreement, the "Penn National Purchase Agreement"), to acquire the operations of four properties, which include Ameristar St. Charles and Ameristar Kansas City, both in Missouri, along with Belterra Casino Resort in Florence, Indiana, and Belterra Park in Cincinnati, Ohio, for total net cash consideration of $575.0 million, subject to adjustments based on (a) the adjusted 2017 EBITDA of each property (as determined per the agreement), and (b) working capital, cash and indebtedness of the combined properties at closing and transaction expenses (the "Penn National Purchase").

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, which was superseded by our Current Report on Form 8-K filed with the SEC on June 8, 2018.

Critical Accounting Policies
There have been no material changes, other than the adoption of ASU 2016-18, ASU 2016-15, and the Revenue Standard, to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 26, 2018, which was superseded by our Current Report on Form 8-K filed with the SEC on June 8, 2018.

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

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The risk that the conditions to the closing of the Penn National Purchase or the Valley Forge Merger are not satisfied, that we fail to consummate such acquisitions, when anticipated, or at all.

•	The effects of intense competition that exists in the gaming industry.

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

As of June 30, 2018, our long-term variable-rate borrowings represented approximately 38.3% of total long-term debt. Based on June 30, 2018 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $13.6 million.

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

Item 1A.    Risk Factors
There were no material changes from the risk factors previously disclosed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2018. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2018 through April 30, 2018	104,479	$33.05	104,479	$36,865,981
May 1, 2018 through May 31, 2018	100,978	35.22	100,978	33,309,322
June 1, 2018 through June 30, 2018	95,262	36.95	95,262	29,789,655
Totals	300,719		300,719	$29,789,655

Share Repurchase Program
As of June 30, 2018, the Company’s share repurchase program had $29.8 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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
2.1
Agreement and Plan of Merger, made and entered into on May 1, 2018, by and among the Company, Boyd TCVI Acquisition, LLC, Lattner Entertainment Group Illinois, LLC, and Lattner Capital, LLC, solely in its capacity as the Representative.

Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2018.

4.1	Indenture governing the Company’s 6.000% Senior Notes due 2026, dated June 25, 2018, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.2	Form of 6.000% Senior Note due 2026, (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.3
Registration Rights Agreement, dated June 25, 2018, by and among the Company, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the several initial purchasers.
Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

10.1	Joinder Agreement, dated as of August 2, 2018, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 6, 2018.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2018.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer