Form 10-Q
period 2018-09-30
BOYD GAMING CORP
filed 2018-11-08
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2018
Common stock, $0.01 par value	112,205,979

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$440,963	$203,104
Restricted cash	33,596	24,175
Accounts receivable, net	39,701	40,322
Inventories	16,379	18,004
Prepaid expenses and other current assets	46,280	37,873
Income taxes receivable	5,185	5,185
Total current assets	582,104	328,663
Property and equipment, net	2,547,005	2,539,786
Other assets, net	94,777	81,128
Intangible assets, net	844,222	842,946
Goodwill, net	1,201,862	888,224
Other long-term tax assets	5,183	5,183
Total assets	$5,275,153	$4,685,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,881	$106,323
Current maturities of long-term debt	18,007	23,981
Accrued liabilities	313,303	255,146
Income tax payable	662	21
Total current liabilities	425,853	385,471
Long-term debt, net of current maturities and debt issuance costs	3,531,076	3,051,899
Deferred income taxes	109,508	86,657
Other long-term tax liabilities	3,588	3,447
Other liabilities	63,293	61,229
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,004,327 and 112,634,418 shares outstanding	1,120	1,126
Additional paid-in capital	904,521	931,858
Retained earnings	237,196	164,425
Accumulated other comprehensive loss	(1,002)	(182)
Total stockholders' equity	1,141,835	1,097,227
Total liabilities and stockholders' equity	$5,275,153	$4,685,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues
Gaming	$446,760	$428,852	$1,335,011	$1,309,922
Food & beverage	86,006	84,996	259,006	259,245
Room	47,984	47,600	145,330	142,284
Other	31,446	30,094	95,760	94,280
Total revenues	612,196	591,542	1,835,107	1,805,731
Operating costs and expenses
Gaming	197,435	188,044	580,461	569,597
Food & beverage	82,179	82,942	246,488	251,717
Room	22,288	21,845	64,875	64,594
Other	21,149	19,966	63,599	62,500
Selling, general and administrative	88,054	91,288	263,678	275,938
Maintenance and utilities	32,927	30,244	89,526	82,507
Depreciation and amortization	54,688	55,201	159,887	161,728
Corporate expense	25,055	19,339	74,975	63,388
Project development, preopening and writedowns	18,588	2,975	27,829	8,731
Impairments of assets	—	—	993	—
Other operating items, net	265	758	2,196	1,707
Total operating costs and expenses	542,628	512,602	1,574,507	1,542,407
Operating income	69,568	78,940	260,600	263,324
Other expense (income)
Interest income	(2,189)	(452)	(3,168)	(1,367)
Interest expense, net of amounts capitalized	54,670	43,309	143,888	129,711
Loss on early extinguishments and modifications of debt	—	319	61	853
Other, net	16	(139)	(388)	531
Total other expense, net	52,497	43,037	140,393	129,728
Income from continuing operations before income taxes	17,071	35,903	120,207	133,596
Income tax provision	(5,234)	(12,746)	(28,373)	(47,671)
Income from continuing operations, net of tax	11,837	23,157	91,834	85,925
Income from discontinued operations, net of tax	—	—	347	21,392
Net income	$11,837	$23,157	$92,181	$107,317

Basic net income per common share
Continuing operations	$0.10	$0.20	$0.81	$0.74
Discontinued operations	—	—	—	0.19
Basic net income per common share	$0.10	$0.20	$0.81	$0.93
Weighted average basic shares outstanding	114,410	114,836	114,443	115,108

Diluted net income per common share
Continuing operations	$0.10	$0.20	$0.80	$0.75
Discontinued operations	—	—	—	0.18
Diluted net income per common share	$0.10	$0.20	$0.80	$0.93
Weighted average diluted shares outstanding	115,070	115,501	115,147	115,768

Dividends declared per common share	$0.06	$0.05	$0.17	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net income	$11,837	$23,157	$92,181	$107,317
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	138	(305)	(1,132)	801
Comprehensive income	$11,975	$22,852	$91,049	$108,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interest	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$—	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—	—
Net income	—	—	—	92,181	—	—	92,181
Comprehensive loss attributable to Boyd, net of tax	—	—	—	—	(1,132)	—	(1,132)
Stock options exercised	286,490	3	2,817	—	—	—	2,820
Release of restricted stock units, net of tax	18,777	—	(387)	—	—	—	(387)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	—	(5,270)
Shares repurchased and retired	(1,272,895)	(13)	(44,809)	—	—	—	(44,822)
Dividends declared	—	—	—	(19,098)	—	—	(19,098)
Share-based compensation costs	—	—	20,316	—	—	—	20,316
Balances, September 30, 2018	112,004,327	$1,120	$904,521	$237,196	$(1,002)	$—	$1,141,835

Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(23,824)	$(615)	$50	$930,180
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	107,317	—	—	107,317
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	801	—	801
Stock options exercised	233,964	2	2,021	—	—	—	2,023
Release of restricted stock units, net of tax	156,750	1	(2,226)	—	—	—	(2,225)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Shares repurchased and retired	(870,315)	(8)	(22,152)	—	—	—	(22,160)
Dividends declared	—	—	—	(11,286)	—	—	(11,286)
Share-based compensation costs	—	—	11,212	—	—	—	11,212
Other	—	—	640	—	—	(50)	590
Balances, September 30, 2017	112,590,429	$1,126	$941,142	$87,984	$186	$—	$1,030,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$92,181	$107,317
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(347)	(21,392)
Depreciation and amortization	159,887	161,728
Amortization of debt financing costs and discounts on debt	6,779	6,957
Share-based compensation expense	20,316	11,212
Deferred income taxes	22,716	43,422
Non-cash impairment of assets	993	—
Loss on early extinguishments and modifications of debt	61	853
Other operating activities	72	(2,106)
Changes in operating assets and liabilities:
Accounts receivable, net	2,731	(3,056)
Inventories	2,722	753
Prepaid expenses and other current assets	(6,384)	(2,845)
Income taxes payable	641	2,219
Other assets, net	(5,520)	3,626
Accounts payable and accrued liabilities	33,152	25,082
Other long-term tax liabilities	141	101
Other liabilities	2,031	(482)
Net cash provided by operating activities	332,172	333,389
Cash Flows from Investing Activities
Capital expenditures	(107,634)	(161,252)
Cash paid for acquisitions, net of cash received	(367,333)	(1,153)
Advances pursuant to development agreement	—	(35,108)
Other investing activities	(10,590)	492
Net cash used in investing activities	(485,557)	(197,021)
Cash Flows from Financing Activities
Borrowings under bank credit facility	413,000	463,300
Payments under bank credit facility	(633,022)	(628,211)
Proceeds from issuance of senior notes	700,000	—
Debt financing costs, net	(14,016)	(2,700)
Share-based compensation activities, net	(2,837)	(1,993)
Shares repurchased and retired	(44,822)	(22,160)
Dividends paid	(18,009)	(5,653)
Other financing activities	(111)	503
Net cash provided by (used in) financing activities	400,183	(196,914)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(514)
Cash flows from investing activities	482	36,247
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	482	35,733
Change in cash, cash equivalents and restricted cash	247,280	(24,813)
Cash, cash equivalents and restricted cash, beginning of period	227,279	210,350
Cash, cash equivalents and restricted cash, end of period	$474,559	$185,537
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$107,758	$109,634
Cash paid for income taxes	4,447	5,252
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$7,620	$3,709
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD."

We are a geographically diversified operator of 25 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and Pennsylvania.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the condensed consolidated balance sheets to the total balance shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2018	2017	2017	2016
Cash and cash equivalents	$440,963	$203,104	$158,832	$193,862
Restricted cash	33,596	24,175	26,705	16,488
Total cash, cash equivalents and restricted cash	$474,559	$227,279	$185,537	$210,350

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

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as a reduction of departmental revenues. Gaming revenues are net of incentives earned in our slot bonus program such as cash and the estimated retail value of goods and services (such as complimentary hotel rooms and food & beverage). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food & beverage, and to a lesser extent for other goods or services, depending upon the property.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Food & beverage	$43,599	$43,351	$129,522	$129,826
Rooms	19,437	19,554	58,298	57,197
Other	3,061	2,653	8,389	7,848

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $83.1 million and $81.5 million for the three months ended September 30, 2018 and 2017, respectively, and $241.5 million and $248.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Income Taxes
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") 2018-07, Compensation - Stock Compensation ("Update 2018-07")
In June 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-07 which expands Accounting Standards Codification ("ASC") 718, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The Company determined that the impact of the new standard to its consolidated financial statements will not be material.

ASU 2018-05, Income Taxes ("Update 2018-05")
In March 2018, the FASB issued Update 2018-05, which amends the guidance to SEC Staff Accounting Bulletin No. 118 ("SAB 118") by adding income tax accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). The SEC staff issued SAB 118 to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We recorded an adjustment as a result of the Tax Act as described above in fourth quarter 2017. We believe our analysis to be complete and do not anticipate any material future changes to financial statements as a result of the impact of the Tax Act. However, if any changes are determined, we will record those as part of the measurement period.

ASU 2018-02, Income Statement - Reporting Comprehensive Income ("Update 2018-02")
In first quarter 2018, the Company adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The effect of this change in accounting principle is to record an other comprehensive income tax effect of $0.3 million as a reduction in retained earnings on the condensed consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2018.

ASU 2016-18, Statement of Cash Flows ("Update 2016-18")
In November 2016, the FASB issued Update 2016-18, which amends ASC 230 to add or clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Update 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted Update 2016-18 effective January 1, 2018 using the retrospective approach. We adjusted our condensed consolidated statement of cash flows from amounts previously reported due to the adoption of Update 2016-18. The effects of adopting Update 2016-18 on our condensed consolidated statement of cash flows for the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30, 2017
(In thousands)	As Previously Reported	Adoption of Update 2016-18	As Adjusted
Net cash provided by operating activities	$323,172	$10,217	$333,389

Cash, cash equivalents and restricted cash, beginning of period	$193,862	$16,488	$210,350
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,030)	10,217	(24,813)
Cash, cash equivalents and restricted cash, end of period	$158,832	$26,705	$185,537

ASU 2016-15, Statement of Cash Flows ("Update 2016-15")
In August 2016, the FASB issued Update 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. Update 2016-15 is intended to reduce the lack of consistent principles on certain classifications such as debt prepayment, debt extinguishment costs, distributions, insurance claims and beneficial interest in securitization transactions. The Company retrospectively adopted Update 2016-15 effective January 1, 2018. The Company determined that the impact of the new standard on its consolidated financial statements is not material.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

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

The implementation of the Revenue Standard resulted in an increase to the player point liability due to the change in our accounting method for this liability from an estimated cost of redemption model to a deferred revenue model. As of the effective date of our adoption (January 1, 2015), the cumulative effect adjustment decreased beginning Retained earnings by $3.8 million (after tax), resulted in a deferred tax asset reduction of $2.4 million and increased Accrued liabilities by approximately $6.2 million on the condensed consolidated balance sheet. The impact to the condensed consolidated statement of cash flows for the three and nine months ended September 30, 2017 was not material. The impact of this change in accounting for these programs is not expected to be material to any annual accounting period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the three months ended September 30, 2017 are as follows:

	Three Months Ended September 30, 2017
(In thousands, except per share data)	As Previously Reported	Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$487,372	$(58,520)	$428,852
Food & beverage	85,640	(644)	84,996
Room	48,073	(473)	47,600
Other	31,639	(1,545)	30,094
Gross revenues	652,724	(61,182)	591,542
Less promotional allowances	65,059	(65,059)	—
Net revenues	587,665	3,877	591,542
Operating costs and expenses
Gaming	229,667	(41,623)	188,044
Food & beverage	47,487	35,455	82,942
Room	13,475	8,370	21,845
Other	18,566	1,400	19,966
Selling, general and administrative	91,288	—	91,288
Maintenance and utilities	30,244	—	30,244
Depreciation and amortization	55,201	—	55,201
Corporate expense	19,339	—	19,339
Project development, preopening and writedowns	2,975	—	2,975
Other operating items, net	758	—	758
Total operating costs and expenses	509,000	3,602	512,602
Operating income	78,665	275	78,940
Other expense (income)
Interest income	(452)	—	(452)
Interest expense, net of amounts capitalized	43,309	—	43,309
Loss on early extinguishments and modifications of debt	319	—	319
Other, net	(139)	—	(139)
Total other expense, net	43,037	—	43,037
Income from continuing operations before income taxes	35,628	275	35,903
Income tax provision	(12,652)	(94)	(12,746)
Income from continuing operations, net of tax	22,976	181	23,157
Income from discontinued operations, net of tax	—	—	—
Net income	$22,976	$181	$23,157

Basic net income per common share
Continuing operations	$0.20	$—	$0.20
Discontinued operations	—	—	—
Basic net income per common share	$0.20	$—	$0.20
Weighted average basic shares outstanding	114,836	—	114,836

Diluted net income per common share
Continuing operations	$0.20	$—	$0.20
Discontinued operations	—	—	—
Diluted net income per common share	$0.20	$—	$0.20
Weighted average diluted shares outstanding	115,501	—	115,501

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the nine months ended September 30, 2017 are as follows:

	Nine Months Ended September 30, 2017
(In thousands, except per share data)	As Previously Reported	Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$1,482,427	$(172,505)	$1,309,922
Food & beverage	261,425	(2,180)	259,245
Room	143,669	(1,385)	142,284
Other	98,592	(4,312)	94,280
Gross revenues	1,986,113	(180,382)	1,805,731
Less promotional allowances	193,238	(193,238)	—
Net revenues	1,792,875	12,856	1,805,731
Operating costs and expenses
Gaming	691,210	(121,613)	569,597
Food & beverage	146,538	105,179	251,717
Room	40,058	24,536	64,594
Other	58,176	4,324	62,500
Selling, general and administrative	275,938	—	275,938
Maintenance and utilities	82,507	—	82,507
Depreciation and amortization	161,728	—	161,728
Corporate expense	63,388	—	63,388
Project development, preopening and writedowns	8,731	—	8,731
Other operating items, net	1,707	—	1,707
Total operating costs and expenses	1,529,981	12,426	1,542,407
Operating income	262,894	430	263,324
Other expense (income)
Interest income	(1,367)	—	(1,367)
Interest expense, net of amounts capitalized	129,711	—	129,711
Loss on early extinguishments and modifications of debt	853	—	853
Other, net	531	—	531
Total other expense, net	129,728	—	129,728
Income from continuing operations before income taxes	133,166	430	133,596
Income tax provision	(47,515)	(156)	(47,671)
Income from continuing operations, net of tax	85,651	274	85,925
Income from discontinued operations, net of tax	21,392	—	21,392
Net income	$107,043	$274	$107,317

Basic net income per common share
Continuing operations	$0.74	$—	$0.74
Discontinued operations	0.19	—	0.19
Basic net income per common share	$0.93	$—	$0.93
Weighted average basic shares outstanding	115,108	—	115,108

Diluted net income per common share
Continuing operations	$0.74	$0.01	$0.75
Discontinued operations	0.18	—	0.18
Diluted net income per common share	$0.92	$0.01	$0.93
Weighted average diluted shares outstanding	115,768	—	115,768

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("Update 2018-03")
In August 2018, the FASB issued Update 2018-03 to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of Update 2018-13 to the consolidated financial statements.

ASU 2016-02, Leases ("Update 2016-02"); ASU 2018-10, Targeted Improvements ("Update 2018-10"); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("Update ASU 2018-01"); ASU 2018-11, Codification Improvements to Topic 842, Leases ("Update 2018-11"); (collectively, the “Lease Standard”)
The Lease Standard allows for transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet for leases with terms in excess of 12 months and the disclosure of key information about leasing arrangements. Under the Lease Standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The Lease Standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We will adopt the Lease Standard in the first quarter of 2019 and apply an optional transition method that will allow us to continue to apply the current guidance of the ASC 840 in the comparative periods in the year of adoption. Our assessment and implementation process is underway. As we prepare to adopt the Lease Standard, we have identified our lease population that will be impacted, acquired software to support the new accounting requirements and evaluated the practical expedients and accounting policy elections to be made. While we have not yet quantified the impact on our financial statements of implementation of the Lease Standard, our adoption is expected to have a significant impact on the consolidated balance sheet due to recognition of right-of-use assets and lease liabilities, but will likely have an insignificant impact on our consolidated statements of operations and comprehensive income. The Company also anticipates expanded footnote disclosures related to its leases under the new guidance. The Company’s evaluation of the Lease Standard is ongoing and may identify additional impacts on its consolidated financial statements and related disclosures prior to adoption.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    ACQUISITIONS AND DIVESTITURES
Valley Forge Convention Center Partners
On September 17, 2018, we completed the acquisition of Valley Forge Convention Center Partners, L.P. ("Valley Forge"), the owner and operator of Valley Forge Casino Resort, pursuant to an Agreement and Plan of Merger (as amended, the "Valley Forge Merger Agreement"), dated as of December 20, 2017, as amended as of September 17, 2018, in each case by and among Boyd, Boyd TCV, LP, a Pennsylvania limited partnership and a wholly owned subsidiary of Boyd (“Boyd TCV”), Valley Forge, and VFCCP SR LLC, a Pennsylvania limited liability company, solely in its capacity as the representative of Valley Forge’s limited partners.

Pursuant to the Valley Forge Merger Agreement, Boyd TCV merged with and into Valley Forge (the "Valley Forge Merger"), with Valley Forge surviving the merger. Valley Forge is now a wholly owned subsidiary of Boyd. Valley Forge is a modern casino and hotel in King of Prussia, Pennsylvania that offers premium accommodations, gaming, dining, entertainment and retail services, and is aggregated into our Midwest & South segment (See Note 11, Segment Information). The net purchase price was $266.6 million.

Consideration Transferred
The fair value of the consideration transferred on the date of the Valley Forge Merger included the purchase price of the net assets transferred. The total gross consideration was $291.4 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Valley Forge Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during first quarter 2019. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at September 30, 2018.

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$29,909
Property and equipment	47,762
Other assets	483
Total acquired assets	78,154

Current liabilities	12,028
Other liabilities	606
Total liabilities assumed	12,634
Net identifiable assets acquired	65,520
Goodwill	225,844
Net assets acquired	$291,364

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$650
Buildings and improvements	15 - 40 years	32,883
Furniture and equipment	5 - 7 years	13,800
Construction in progress		429
Property and equipment acquired		$47,762

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $2.9 million and $3.4 million of acquisition related costs that were expensed for the three and nine months ended September 30, 2018, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Condensed Consolidated Statement of Operations for the period from September 17, 2018 through September 30, 2018
The following supplemental information presents the financial results of Valley Forge included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2018:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Period from
September 17 to
(In thousands)	September 30, 2018
Net revenues	$5,840
Net income	$780

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

Consideration Transferred
The fair value of the consideration transferred on the date of the Lattner Merger included the purchase price of the net assets transferred. The total gross consideration was $110.5 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Lattner Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed by the end of the year. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at September 30, 2018.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

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

The Company recognized $0.1 million and $0.6 million of acquisition related costs that were expensed for the three and nine months ended September 30, 2018, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Pro Forma Revenue and Net Income
The following supplemental pro forma revenues and net income presents the financial results of the Company as if the acquisitions of Lattner and Valley Forge had occurred on January 1, 2017. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the year ended December 31, 2017 and for the nine months ended September 30, 2018 would have been had the acquisitions been completed on January 1, 2017, nor are they indicative of any future results.

	Nine Months Ended	Year Ended
(In millions)	September 30, 2018	December 31, 2017
Pro forma total revenues	$1,983	$2,589
Pro forma net income	89	186

Ameristar Casino Hotel Kansas City; Ameristar Casino Resort Spa St. Charles; Belterra Casino Resort; Belterra Park
On October 15, 2018, the Company completed its previously announced acquisition of Ameristar Casino Kansas City, LLC ("Ameristar Kansas City"), the owner and operator of Ameristar Casino Hotel Kansas City; Ameristar Casino St. Charles, LLC ("Ameristar St. Charles"), the owner and operator of Ameristar Casino Resort Spa St. Charles; Belterra Resort Indiana LLC ("Belterra Resort"), the owner and operator of Belterra Casino Resort located in Florence, Indiana; and PNK (Ohio) LLC ("Belterra Park"), the owner and operator of Belterra Park, located in Cincinnati, Ohio (Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park are collectively referred to as the "Acquired Companies"), for total net cash consideration of $569.9 million, subject to adjustments based on final working capital, cash and indebtedness of the combined properties at closing and transaction expenses.

Boyd Gaming acquired the Acquired Companies pursuant to a Membership Interest Purchase Agreement (as amended, the "Pinnacle Purchase Agreement"), made and entered into on December 17, 2017, by and among Boyd Gaming, Boyd TCIV, LLC, a wholly owned subsidiary of Boyd Gaming ("Boyd TCIV"), Penn National Gaming, Inc. ("Penn"), and, solely following the execution and delivery of a joinder to the Pinnacle Purchase Agreement, Pinnacle Entertainment, Inc. ("Pinnacle Entertainment") and its wholly owned subsidiary, Pinnacle MLS, LLC (collectively with Pinnacle Entertainment, "Pinnacle"), as amended as of January 29, 2018 ("Amendment No. 1") and October 15, 2018 ("Amendment No. 2"). Pursuant to the Pinnacle Purchase Agreement, Boyd Gaming acquired from Pinnacle all of the issued and outstanding membership interests of the Acquired Companies as well as certain other assets (and assumed certain other liabilities) of Pinnacle related to the Acquired Companies (collectively, the "Pinnacle Acquisition"). Each of the Acquired Companies is now a wholly owned subsidiary of Boyd Gaming.

Pursuant to the Pinnacle Purchase Agreement, Boyd TCIV entered into a Master Lease, dated October 15, 2018 (the "Master Lease"), with Gold Merger Sub, LLC ("Gold Merger Sub"), as landlord, and Boyd TCIV, as tenant, pursuant to which the landlord agreed to lease to Boyd TCIV the facilities associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, a wholly owned subsidiary of Belterra Resort ("Ogle Haus"), commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal.

The Pinnacle Acquisition occurred substantially concurrently with the acquisition of Pinnacle Entertainment by Penn pursuant to

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

the Merger Agreement, dated December 17, 2017, by and among Pinnacle Entertainment, Penn and Franchise Merger Sub, Inc., a wholly owned subsidiary of Penn.

Concurrently with the Pinnacle Acquisition, Boyd (Ohio) PropCo, LLC, a wholly owned subsidiary of Boyd Sub ("Boyd PropCo"), acquired the real estate associated with Belterra Park in Cincinnati, Ohio (the "Belterra Park Real Property Sale") utilizing mortgage financing from a subsidiary of Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to a purchase agreement, dated December 17, 2017 ("Belterra Park Purchase Agreement), by and among Penn, Gold Merger Sub, a wholly owned subsidiary of GLPI, Belterra Park and Pinnacle Entertainment, and a Novation and Amendment Agreement, dated October 15, 2018 (the "Novation Agreement"), by and among Penn, Gold Merger Sub, Boyd PropCo, Belterra Park and Pinnacle Entertainment. Pursuant to the Novation Agreement, Gold Merger Sub, the original purchaser under the Belterra Park Purchase Agreement, assigned, transferred and conveyed to Boyd PropCo and Boyd PropCo accepted Gold Merger Sub’s rights, title and interest in the Belterra Park Purchase Agreement.

The initial accounting for this acquisition is not complete as the determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to determine the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets and required disclosures under ASC 805.

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

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. These initial proceeds did not include our 50% share of any future property tax settlement benefits related to the time period during which we held a 50% ownership in MDDHC to which Boyd Gaming retained the right to receive upon payment. On February 15, 2017, Borgata entered into a settlement agreement with Atlantic City, the terms of which provided for $72 million to be paid to Borgata to resolve the remaining property tax issues. For the nine months ended September 30, 2017, we recognized $36.2 million, in income for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. These payments, net of tax of $14.8 million for the nine months ended September 30, 2017, are included in discontinued operations in the condensed consolidated financial statements. During the nine months ended September 30, 2018, we recognized $0.3 million in income, net of tax, for the cash we received for our share of miscellaneous recoveries realized by Borgata during that period. This payment is included in discontinued operations in the condensed consolidated financial statements.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Land	$294,189	$294,533
Buildings and improvements	2,988,853	2,935,539
Furniture and equipment	1,416,271	1,311,704
Riverboats and barges	239,745	238,926
Construction in progress	52,330	59,538
Total property and equipment	4,991,388	4,840,240
Less accumulated depreciation	2,444,383	2,300,454
Property and equipment, net	$2,547,005	$2,539,786

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Depreciation expense	$53,067	$51,109	$154,570	$148,274

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	4.5 years	$9,400	$(5,188)	$—	$4,212
Favorable lease rates	37.3 years	11,730	(3,246)	—	8,484
Development agreement	—	21,373	—	—	21,373
Other intangibles	4.8 years	2,169	(354)	—	1,815
		44,672	(8,788)	—	35,884

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	874,685	(33,960)	(179,974)	660,751
		1,026,572	(33,960)	(184,274)	808,338
Balance, September 30, 2018		$1,071,244	$(42,748)	$(184,274)	$844,222

	December 31, 2017
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	5.2 years	$9,400	$(3,470)	$—	$5,930
Favorable lease rates	38.0 years	11,730	(3,075)	—	8,655
Development agreement	—	21,373	—	—	21,373
		42,503	(6,545)	—	35,958

Indefinite lived intangible assets
Trademarks	Indefinite	151,887	—	(4,300)	147,587
Gaming license rights	Indefinite	873,335	(33,960)	(179,974)	659,401
		1,025,222	(33,960)	(184,274)	806,988
Balance, December 31, 2017		$1,067,725	$(40,505)	$(184,274)	$842,946

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Payroll and related expenses	$70,601	$70,724
Interest	49,209	19,858
Gaming liabilities	59,140	55,961
Player loyalty program liabilities	21,649	24,489
Advance deposits	23,917	18,922
Outstanding chip liabilities	4,845	4,928
Dividend payable	6,720	5,632
Other accrued liabilities	77,222	54,632
Total accrued liabilities	$313,303	$255,146

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs, consists of the following:

		September 30, 2018
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Sept. 30, 2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.417%	$1,401,030	$(1,357)	$(22,566)	$1,377,107
6.875% senior notes due 2023	6.875%	750,000	—	(8,139)	741,861
6.375% senior notes due 2026	6.375%	750,000	—	(9,883)	740,117
6.000% senior notes due 2026	6.000%	700,000	—	(10,972)	689,028
Other	5.042%	970	—	—	970
Total long-term debt		3,602,000	(1,357)	(51,560)	3,549,083
Less current maturities		18,007	—	—	18,007
Long-term debt, net		$3,583,993	$(1,357)	$(51,560)	$3,531,076

		December 31, 2017
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Dec. 31, 2017	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.882%	$1,621,054	$(1,556)	$(23,795)	$1,595,703
6.875% senior notes due 2023	6.875%	750,000	—	(9,455)	740,545
6.375% senior notes due 2026	6.375%	750,000	—	(10,872)	739,128
Other	5.800%	504	—	—	504
Total long-term debt		3,121,558	(1,556)	(44,122)	3,075,880
Less current maturities		23,981	—	—	23,981
Long-term debt, net		$3,097,577	$(1,556)	$(44,122)	$3,051,899

The outstanding principal amounts under our existing bank credit facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Revolving Credit Facility	$—	$170,000
Term A Loan	248,351	210,938
Refinancing Term B Loans	1,152,679	1,170,016
Swing Loan	—	70,100
Total outstanding principal amounts under the bank credit facility	$1,401,030	$1,621,054

At September 30, 2018, approximately $1.4 billion was outstanding under the bank credit facility. The total revolving credit commitment available under the bank credit facility is $945.5 million. There were no borrowings on the Revolving Credit Facility and the Swing Loan outstanding at that date. After consideration of $12.7 million allocated to support various letters of credit, the remaining contractual availability on the revolving credit commitment is $932.8 million.

Under the Amendment No. 2 and Refinancing Amendment, dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, the "Credit Agreement"), the Company is allowed to pay its quarterly amortization installments under the Term Loans prior to the last day of the applicable quarter. As of September 30, 2018, the Company has voluntarily paid its quarterly amortization installment due on or before December 31, 2018 on the Term A Loan and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Refinancing Term B Loans. As such, current maturities of long-term debt on the condensed consolidated balance sheet as of September 30, 2018, reflect only three quarterly amortization installments for those installment payments due on or before March 31, 2019, June 30, 2019 and September 30, 2019.

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

The Company utilized the net proceeds from the debt issuance to pay down the outstanding amounts under the Revolving Credit Facility and Swing Loan and to fund the acquisition of Valley Forge. The balance of the net proceeds are invested in cash equivalents and short-term marketable securities at a qualified institution.

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

In connection with the private placement of the 6.000% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.000% Notes. We filed the required registration statement and commenced the exchange offer during June 2018. The exchange offer was completed on July 9, 2018 and our obligations under the registration rights agreement have been fulfilled.

Debt Financing Costs
In conjunction with the issuance of the 6.000% Notes, we incurred approximately $11.3 million in debt financing costs that have been deferred and are being amortized over the term of the 6.000% Notes using the effective interest method.

Credit Facility
On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to the Credit Agreement, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

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

Covenant Compliance
As of September 30, 2018, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
As of September 30, 2018, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, which was superseded by our Current Report on Form 8-K filed with the SEC on June 28, 2018.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017, the Company announced that its Board of Directors had reaffirmed the Company’s existing share repurchase program, which as of September 30, 2018, had $15.3 million remaining. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

The following table provides information regarding share repurchases during the referenced periods.(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Shares repurchased (2)	413	429	1,273	870
Total cost, including brokerage fees	$14,489	$11,070	$44,822	$22,160
Average repurchase price per share (3)	$35.08	$25.82	$35.21	$25.46
(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2018. These amounts exclude repurchases traded but not yet settled on or before September 30, 2018.
(2) All shares repurchased have been retired and constitute authorized but unissued shares.
(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Gaming	$123	$82	$426	$263
Food & beverage	23	15	81	50
Room	11	8	39	24
Selling, general and administrative	627	418	2,168	1,337
Corporate expense	4,583	1,859	17,602	9,538
Total share-based compensation expense	$5,367	$2,382	$20,316	$11,212

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	September 30, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$440,963	$440,963	$—	$—
Restricted cash	33,596	33,596	—	—
Investment available for sale	15,817	—	—	15,817

Liabilities
Contingent payments	$2,557	$—	$—	$2,557

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$203,104	$203,104	$—	$—
Restricted cash	24,175	24,175	—	—
Investment available for sale	17,752	—	—	17,752

Liabilities
Contingent payments	$2,887	$—	$—	$2,887

Cash and Cash Equivalents and Restricted Cash
The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at September 30, 2018 and December 31, 2017.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2018 and December 31, 2017 is a discount rate of 11.5% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both September 30, 2018 and December 31, 2017, $0.5 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2018 and December 31, 2017, $15.3 million and $17.3 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.8 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2018 and December 31, 2017, is a discount rate of 6.8% and 9.2%, respectively. At September 30, 2018 and December 31, 2017, there was a current liability of $0.9 million and $0.8 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at September 30, 2018 and December 31, 2017, of $1.7 million and $2.1 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,591	$(2,577)	$17,456	$(3,204)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	35	(67)	34	(69)
Included in other comprehensive income (loss)	191	—	333	—
Included in other items, net	—	(114)	—	64
Purchases, sales, issuances and settlements:
Settlements	—	201	—	190
Balance at end of reporting period	$15,817	$(2,557)	$17,823	$(3,019)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,752	$(2,887)	$17,259	$(3,038)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	107	(186)	103	(270)
Included in other comprehensive income (loss)	(1,567)	—	901	—
Included in other items, net	—	(132)	—	(334)
Purchases, sales, issuances and settlements:
Settlements	(475)	648	(440)	623
Balance at end of reporting period	$15,817	$(2,557)	$17,823	$(3,019)

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

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$30,341	$24,708	$30,140	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$31,729	$25,602	$26,999	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,401,030	$1,377,107	$1,406,793	Level 2
6.875% senior notes due 2023	750,000	741,861	785,625	Level 1
6.375% senior notes due 2026	750,000	740,117	768,750	Level 1
6.000% senior notes due 2026	700,000	689,028	703,500	Level 1
Other	970	970	970	Level 3
Total debt	$3,602,000	$3,549,083	$3,665,638

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,621,054	$1,595,703	$1,625,178	Level 2
6.875% senior notes due 2023	750,000	740,545	798,750	Level 1
6.375% senior notes due 2026	750,000	739,128	810,000	Level 1
Other	504	504	504	Level 3
Total debt	$3,121,558	$3,075,880	$3,234,432

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about September 30, 2018 and December 31, 2017. The estimated fair values of our Senior Notes are based on quoted market prices as of September 30, 2018 and December 31, 2017. The other debt consists of a fixed-rate debt that is payable in 32 semi-annual installments, beginning in 2008 and a fixed-rate capital lease that is payable in 51 monthly installments, beginning in 2017. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2018 or 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 11.    SEGMENT INFORMATION
We aggregate certain of our gaming entertainment properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table below lists the classification of each of our properties.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest & South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Valley Forge Casino Resort	King of Prussia, Pennsylvania

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended September 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$135,350	$37,469	$23,421	$12,541	$208,781
Downtown Las Vegas	30,952	13,713	6,673	7,825	59,163
Midwest & South	280,458	34,824	17,890	11,080	344,252
Total Revenues	$446,760	$86,006	$47,984	$31,446	$612,196

	Three Months Ended September 30, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$137,116	$37,061	$23,798	$11,691	$209,666
Downtown Las Vegas	31,428	13,400	6,174	7,779	58,781
Midwest & South	260,308	34,535	17,628	10,624	323,095
Total Revenues	$428,852	$84,996	$47,600	$30,094	$591,542

	Nine Months Ended September 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$420,986	$115,287	$75,236	$39,421	$650,930
Downtown Las Vegas	96,213	41,041	20,090	23,489	180,833
Midwest & South	817,812	102,678	50,004	32,850	1,003,344
Total Revenues	$1,335,011	$259,006	$145,330	$95,760	$1,835,107

	Nine Months Ended September 30, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$420,924	$114,427	$74,897	$38,332	$648,580
Downtown Las Vegas	97,544	40,229	18,056	23,531	179,360
Midwest & South	791,454	104,589	49,331	32,417	977,791
Total Revenues	$1,309,922	$259,245	$142,284	$94,280	$1,805,731

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Adjusted EBITDA
Las Vegas Locals	$60,021	$56,296	$201,299	$185,510
Downtown Las Vegas	11,368	11,595	38,129	37,841
Midwest & South	97,837	90,135	290,593	278,178
Total Reportable Segment Adjusted EBITDA	169,226	158,026	530,021	501,529
Corporate expense	(20,475)	(17,480)	(57,375)	(53,850)
Adjusted EBITDA	148,751	140,546	472,646	447,679
Other operating costs and expenses
Deferred rent	275	290	825	977
Depreciation and amortization	54,688	55,201	159,887	161,728
Share-based compensation expense	5,367	2,382	20,316	11,212
Project development, preopening and writedowns	18,588	2,975	27,829	8,731
Impairments of assets	—	—	993	—
Other operating items, net	265	758	2,196	1,707
Total other operating costs and expenses	79,183	61,606	212,046	184,355
Operating income	$69,568	$78,940	$260,600	$263,324

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2018	2017
Assets
Las Vegas Locals	$1,739,356	$1,792,119
Downtown Las Vegas	173,694	170,574
Midwest & South	2,838,920	2,496,957
Total Reportable Segment Assets	4,751,970	4,459,650
Corporate	523,183	226,280
Total Assets	$5,275,153	$4,685,930

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

On June 25, 2018, the Company issued the 6.000% Notes, which are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our current and future domestic restricted subsidiaries. With the exception of one subsidiary, the guarantors of the 6.000% Notes are the same as for our 6.375% Notes and 6.875% Notes. The non-guarantors primarily represent

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

our special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

The tables below present the condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidating statements of operations for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017. These tables reflect the impact of the adoption of the Revenue Standard and Update 2016-18 (see Note 2, Summary of Significant Accounting Policies) and the segregation of the wholly owned subsidiary that is a guarantor for the 6.875% Notes and 6.375% Notes and a non-guarantor for the 6.000% Notes.

Condensed Consolidating Balance Sheets

	September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$257,199	$162,607	$—	$21,157	$—	$—	$440,963
Restricted cash	—	17,243	—	16,353	—	—	33,596
Other current assets	81,149	18,325	234	8,385	—	(548)	107,545
Property and equipment, net	108,002	2,357,101	—	81,902	—	—	2,547,005
Investments in subsidiaries	5,587,729	—	—	3,604	—	(5,591,333)	—
Intercompany receivable	—	1,976,784	374,065	—	—	(2,350,849)	—
Other assets, net	30,514	29,970	—	39,476	—	—	99,960
Intangible assets, net	—	816,999	—	27,223	—	—	844,222
Goodwill, net	—	887,442	—	314,420	—	—	1,201,862
Total assets	$6,064,593	$6,266,471	$374,299	$512,520	$—	$(7,942,730)	$5,275,153

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$17,921	$86	$—	$—	$—	$—	$18,007
Other current liabilities	164,388	206,624	—	36,773	—	61	407,846
Accumulated losses of subsidiaries in excess of investment	—	20,173	—	—	—	(20,173)	—
Intercompany payable	1,303,777	—	—	1,047,404	—	(2,351,181)	—
Long-term debt, net of current maturities and debt issuance costs	3,530,192	320	—	564	—	—	3,531,076
Other long-term liabilities	(93,520)	279,385	900	(10,376)	—	—	176,389

Total stockholders' equity (deficit)	1,141,835	5,759,883	373,399	(561,845)	—	(5,571,437)	1,141,835
Total liabilities and stockholders' equity	$6,064,593	$6,266,471	$374,299	$512,520	$—	$(7,942,730)	$5,275,153

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$20,168	$590,390	$—	$26,426	$—	$(24,788)	$612,196
Operating costs and expenses
Operating	—	301,811	—	21,240	—	—	323,051
Selling, general and administrative	4	84,767	—	3,284	—	(1)	88,054
Maintenance and utilities	—	32,257	—	670	—	—	32,927
Depreciation and amortization	4,975	47,351	—	2,362	—	—	54,688
Corporate expense	24,212	94	—	749	—	—	25,055
Project development, preopening and writedowns	12,194	889	—	5,505	—	—	18,588
Impairments of assets	—	—	—	—	—	—	—
Other operating items, net	10	255	—	—	—	—	265
Intercompany expenses	50	24,737	—	—	—	(24,787)	—
Total operating costs and expenses	41,445	492,161	—	33,810	—	(24,788)	542,628
Equity in earnings (losses) of subsidiaries	71,509	(524)	—	—	—	(70,985)	—
Operating income (loss)	50,232	97,705	—	(7,384)	—	(70,985)	69,568
Other expense (income)
Interest expense, net	52,185	288	—	8	—	—	52,481
Other, net	38	(5)	—	(17)	—	—	16
Total other expense (income), net	52,223	283	—	(9)	—	—	52,497
Income (loss) from continuing operations before income taxes	(1,991)	97,422	—	(7,375)	—	(70,985)	17,071
Income tax benefit (provision)	13,828	(20,517)	—	1,455	—	—	(5,234)
Income (loss) from continuing operations, net of tax	11,837	76,905	—	(5,920)	—	(70,985)	11,837
Income from discontinued operations, net of tax	—	—	—	—	—	—	—
Net income (loss)	$11,837	$76,905	$—	$(5,920)	$—	$(70,985)	$11,837
Comprehensive income (loss)	$11,975	$77,043	$—	$(5,920)	$—	$(71,123)	$11,975

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$17,827	$586,272	$—	$10,089	$—	$(22,646)	$591,542
Operating costs and expenses
Operating	—	303,380	—	9,417	—	—	312,797
Selling, general and administrative	—	89,438	—	1,850	—	—	91,288
Maintenance and utilities	—	29,839	—	405	—	—	30,244
Depreciation and amortization	3,219	50,934	—	1,048	—	—	55,201
Corporate expense	18,758	273	—	308	—	—	19,339
Project development, preopening and writedowns	1,252	646	—	1,077	—	—	2,975
Other operating items, net	127	631	—	—	—	—	758
Intercompany expenses	301	22,345	—	—	—	(22,646)	—
Total operating costs and expenses	23,657	497,486	—	14,105	—	(22,646)	512,602
Equity in earnings (losses) of subsidiaries	55,712	(559)	—	—	—	(55,153)	—
Operating income (loss)	49,882	88,227	—	(4,016)	—	(55,153)	78,940
Other expense (income)
Interest expense, net	42,544	306	—	7	—	—	42,857
Loss on early extinguishments and modifications of debt	319	—	—	—	—	—	319
Other, net	18	(139)	—	(18)	—	—	(139)
Total other expense (income), net	42,881	167	—	(11)	—	—	43,037
Income (loss) from continuing operations before income taxes	7,001	88,060	—	(4,005)	—	(55,153)	35,903
Income tax benefit (provision)	16,156	(30,181)	—	1,279	—	—	(12,746)
Net income (loss)	$23,157	$57,879	$—	$(2,726)	$—	$(55,153)	$23,157
Comprehensive income (loss)	$22,852	$57,574	$—	$(2,726)	$—	$(54,848)	$22,852

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$62,295	$1,798,921	$—	$50,192	$—	$(76,301)	$1,835,107
Operating costs and expenses
Operating	—	912,036	—	43,387	—	—	955,423
Selling, general and administrative	12	256,401	—	7,277	—	(12)	263,678
Maintenance and utilities	—	88,186	—	1,340	—	—	89,526
Depreciation and amortization	13,158	142,126	—	4,603	—	—	159,887
Corporate expense	72,712	310	—	1,953	—	—	74,975
Project development, preopening and writedowns	16,337	2,079	—	9,413	—	—	27,829
Impairments of assets	993	—	—	—	—	—	993
Other operating items, net	58	2,138	—	—	—	—	2,196
Intercompany expenses	152	76,137	—	—	—	(76,289)	—
Total operating costs and expenses	103,422	1,479,413	—	67,973	—	(76,301)	1,574,507
Equity in earnings of subsidiaries	235,518	(1,095)	—	—	—	(234,423)	—
Operating income (loss)	194,391	318,413	—	(17,781)	—	(234,423)	260,600
Other expense (income)
Interest expense, net	139,858	842	—	20	—	—	140,720
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	33	(371)	—	(50)	—	—	(388)
Total other expense (income), net	139,952	471	—	(30)	—	—	140,393
Income (loss) from continuing operations before income taxes	54,439	317,942	—	(17,751)	—	(234,423)	120,207
Income taxes benefit (provision)	37,742	(69,686)	—	3,571	—	—	(28,373)
Income (loss) from continuing operations, net of tax	92,181	248,256	—	(14,180)	—	(234,423)	91,834
Income from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$92,181	$248,256	$347	$(14,180)	$—	$(234,423)	$92,181
Comprehensive income (loss)	$91,049	$247,124	$347	$(14,180)	$—	$(233,291)	$91,049

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Net revenues	$55,027	$1,788,579	$—	$31,791	$—	$(69,666)	$1,805,731
Operating costs and expenses
Operating	—	919,949	—	28,459	—	—	948,408
Selling, general and administrative	23	270,168	—	5,770	—	(23)	275,938
Maintenance and utilities	—	81,451	—	1,056	—	—	82,507
Depreciation and amortization	8,745	149,904	—	3,079	—	—	161,728
Corporate expense	61,128	1,012	—	1,248	—	—	63,388
Project development, preopening and writedowns	3,979	2,073	154	2,525	—	—	8,731
Impairments of assets	—	—	—	—	—	—	—
Other operating items, net	352	1,355	—	—	—	—	1,707
Intercompany expenses	903	68,740	—	—	—	(69,643)	—
Total operating costs and expenses	75,130	1,494,652	154	42,137	—	(69,666)	1,542,407
Equity in earnings (losses) of subsidiaries	207,689	(857)	—	—	—	(206,832)	—
Operating income (loss)	187,586	293,070	(154)	(10,346)	—	(206,832)	263,324
Other expense (income)
Interest expense, net	127,344	981	—	19	—	—	128,344
Loss on early extinguishments of debt	853	—	—	—	—	—	853
Other, net	538	45	—	(52)	—	—	531
Total other expense (income), net	128,735	1,026	—	(33)	—	—	129,728
Income (loss) from continuing operations before income taxes	58,851	292,044	(154)	(10,313)	—	(206,832)	133,596
Income taxes benefit (provision)	48,466	(99,481)	—	3,344	—	—	(47,671)
Income (loss) from continuing operations, net of tax	107,317	192,563	(154)	(6,969)	—	(206,832)	85,925
Income from discontinued operations, net of tax	—	—	21,392	—	—	—	21,392
Net income (loss)	$107,317	$192,563	$21,238	$(6,969)	$—	$(206,832)	$107,317
Comprehensive income (loss)	$108,118	$193,364	$21,238	$(6,969)	$—	$(207,633)	$108,118

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(114,336)	$420,938	$(135)	$25,372	$—	$333	$332,172
Cash flows from investing activities
Capital expenditures	(67,866)	(39,008)	—	(760)	—	—	(107,634)
Cash paid for acquisitions, net of cash received	(367,333)	—	—	—	—	—	(367,333)
Net activity with affiliates	—	(415,943)	(347)	—	—	416,290	—
Other investing activities	(9,240)	—	—	(1,350)	—	—	(10,590)
Net cash from investing activities	(444,439)	(454,951)	(347)	(2,110)	—	416,290	(485,557)
Cash flows from financing activities
Borrowings under bank credit facility	413,000	—	—	—	—	—	413,000
Payments under bank credit facility	(633,022)	—	—	—	—	—	(633,022)
Proceeds from issuance of senior notes	700,000	—	—	—	—	—	700,000
Debt financing costs, net	(14,016)	—	—	—	—	—	(14,016)
Net activity with affiliates	415,333	—	—	1,290	—	(416,623)	—
Share-based compensation activities, net	(2,837)	—	—	—	—	—	(2,837)
Shares repurchased and retired	(44,822)	—	—	—	—	—	(44,822)
Dividends paid	(18,009)	—	—	—	—	—	(18,009)
Other financing activities	—	(100)	—	(11)	—	—	(111)
Net cash from financing activities	815,627	(100)	—	1,279	—	(416,623)	400,183
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	—	—	—	—
Cash flows from investing activities	—	—	482	—	—	—	482
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	482	—	—	—	482
Net change in cash, cash equivalents and restricted cash	256,852	(34,113)	—	24,541	—	—	247,280
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$257,199	$179,850	$—	$37,510	$—	$—	$474,559
*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(39,365)	$378,048	$(964)	$(6,020)	$254	$1,436	$333,389
Cash flows from investing activities
Capital expenditures	(82,241)	(78,801)	—	(210)	—	—	(161,252)
Cash paid for acquisitions, net of cash received	(1,153)	—	—	—	—	—	(1,153)
Net activity with affiliates	—	(326,451)	(34,769)	—	—	361,220	—
Advances pursuant to development agreement	—	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	492	—	—	—	—	492
Net cash from investing activities	(83,394)	(404,760)	(34,769)	(35,318)	—	361,220	(197,021)
Cash flows from financing activities
Borrowings under bank credit facility	463,300	—	—	—	—	—	463,300
Payments under bank credit facility	(628,211)	—	—	—	—	—	(628,211)
Debt financing costs, net	(2,700)	—	—	—	—	—	(2,700)
Net activity with affiliates	318,333	—	—	44,577	(254)	(362,656)	—
Share-based compensation activities, net	(1,993)	—	—	—	—	—	(1,993)
Shares repurchased and retired	(22,160)	—	—	—	—	—	(22,160)
Dividends paid	(5,653)	—	—	—	—	—	(5,653)
Other financing activities	590	(87)	—	—	—	—	503
Net cash from financing activities	121,506	(87)	—	44,577	(254)	(362,656)	(196,914)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	35,733	—	—	—	35,733
Net change in cash, cash equivalents and restricted cash	(1,253)	(26,799)	—	3,239	—	—	(24,813)
Cash, cash equivalents and restricted cash, beginning of period	1,212	199,610	—	9,528	—	—	210,350
Cash, cash equivalents and restricted cash, end of period	$(41)	$172,811	$—	$12,767	$—	$—	$185,537
*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017
______________________________________________________________________________________________________

NOTE 13.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2018. During this period, up to the filing date, we did not identify any additional subsequent events, other than Pinnacle Acquisition disclosed in Note 3, Acquisitions and Divestitures, and the payment of a cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd," "Boyd Gaming," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD."

We are a geographically diversified operator of 25 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest & South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Valley Forge Casino Resort	King of Prussia, Pennsylvania

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

Subsequent to the end of the third quarter, we completed the acquisitions of Ameristar Casino Hotel in Kansas City, Missouri, Ameristar Casino Resort Spa in St. Charles, Missouri, Belterra Casino Resort in Florence, Indiana and Belterra Park in Cincinnati, Ohio.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Total revenues	$612.2	$591.5	$1,835.1	$1,805.7
Operating income	69.6	78.9	260.6	263.3
Income from continuing operations, net of tax	11.8	23.2	91.8	85.9
Income from discontinued operations, net of tax	—	—	0.3	21.4
Net income	11.8	23.2	92.2	107.3

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

Total Revenues
Total revenues increased $20.7 million, or 3.5%, for the three months ended September 30, 2018, compared to the prior year period due primarily to the Midwest & South segment increasing $21.2 million over the prior year comparable period. The increased total revenues in the Midwest & South segment are primarily attributable to the acquisitions of Lattner Entertainment Group Illinois, LLC in June 2018 and Valley Forge Convention Center Partners in September 2018 (the "Acquisitions").

Total revenues increased $29.4 million, or 1.6%, for the nine months ended September 30, 2018, compared to the prior year period. This increase is driven by a $25.6 million increase in total revenues in the Midwest & South segment, primarily due to the Acquisitions, along with a $5.7 million increase at the other segment properties. In addition, total revenues for the Las Vegas Locals segment increased $2.3 million and for the Downtown Las Vegas segment increased $1.5 million.

Operating Income
Operating income decreased $9.4 million, or 11.9%, during the three months ended September 30, 2018 as compared to the corresponding period of the prior year. The decline in operating income is due primarily to an increase in project development, preopening and writedowns expenses of $15.6 million due to the Acquisitions, the Wilton Rancheria development, the launch of the redesigned BConnected player loyalty program and the preparation for the acquisitions of the four properties under the Pinnacle Purchase Agreement that was completed in October 2018. In addition, overall operating expenses reflect the addition of the Acquisitions. Offsetting these increases in costs are higher revenues, primarily from the Acquisitions, as discussed above. Operating margins in gaming, food & beverage, rooms and other changed slightly and are discussed in detail below.

Operating income decreased $2.7 million, or 1.0%, during the nine months ended September 30, 2018 as compared to the corresponding period of the prior year. The decline in operating income is primarily driven by an increase in project development, preopening and writedowns expenses of $19.1 million, along with the additional operating expenses related to the Acquisitions. Offsetting these increases in costs are higher revenues attributable primarily to the Acquisitions, coupled with our continuing cost control and operational efficiencies efforts. Operating margins in gaming, food & beverage, rooms and other changed slightly and are discussed in detail below.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax decreased $11.3 million during the three months ended September 30, 2018 as compared to the comparable prior year period. In addition to the factors contributing to the $9.4 million operating income decrease (as discussed above), net income was unfavorably impacted by a $11.4 million increase in interest expense, net of amounts capitalized, due to an increase in the weighted average long-term debt balance of $419.7 million reflecting the additional debt issued to fund acquisitions and a 0.6 percentage point increase in the weighted average interest rate. These declines were offset by a $7.5 million reduction in the income tax provision from the prior year comparable period, primarily due to lower pretax income and the impact of the Tax Cuts and Jobs Act ("Tax Act"), and an increase in interest income of $1.7 million due to the investment in cash equivalents and short-term marketable securities of the net proceeds from the issuance of the 6.000% Senior Notes due August 2026 in second quarter 2018.

Income from continuing operations, net of tax for the nine months ended September 30, 2018 was $91.8 million, as compared to $85.9 million in the comparable prior year period, resulting in an increase of $5.9 million. In addition to the factors contributing to the $2.7 million operating income decrease (as discussed above), net income was unfavorably impacted by an increase in interest expense, net of amounts capitalized, of $14.2 million due to the issuance of the 6.000% Senior Notes due August 2026 ("6.000% Notes") in second quarter 2018. These declines were offset by a $19.3 million reduction in the income tax provision from the prior year comparable period, primarily due to the impact of the Tax Act, and an increase in interest income of $1.8 million due to the investment in cash equivalents and short-term marketable securities of the net proceeds from the issuance of the 6.000% Notes.

Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the nine months ended September 30, 2018 and 2017 include our share of proceeds realized by Borgata in the respective periods.

Net Income
Net income for the three months ended September 30, 2018 was $11.8 million, compared with net income of $23.2 million for the corresponding period of the prior year. The $11.3 million change is due to the decrease in income from continuing operations, net of tax (as discussed above).

Net income for the nine months ended September 30, 2018 was $92.2 million, compared with net income of $107.3 million for the corresponding period of the prior year. The $15.1 million change is primarily due to the $21.0 million decrease in income from discontinued operations from the prior year comparable period, offset by the increase in income from continuing operations, net of tax (as discussed above).

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately 73% of revenues for each of the three and nine month periods ended September 30, 2018 and 2017. Food & beverage revenues represent our next most significant revenue source, generating approximately 14% of revenues for each of the three and nine month periods ended September 30, 2018 and 2017. Room revenues and other revenues separately contributed less than 10% of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
REVENUES
Gaming	$446.8	$428.8	$1,335.0	$1,309.9
Food & beverage	86.0	85.0	259.0	259.2
Room	48.0	47.6	145.3	142.3
Other	31.4	30.1	95.8	94.3
Total revenues	$612.2	$591.5	$1,835.1	$1,805.7

COSTS AND EXPENSES
Gaming	$197.4	$188.0	$580.5	$569.6
Food & beverage	82.2	82.9	246.5	251.7
Room	22.3	21.8	64.9	64.6
Other	21.1	20.0	63.6	62.5
Total costs and expenses	$323.0	$312.7	$955.5	$948.4

MARGINS
Gaming	55.8%	56.1%	56.5%	56.5%
Food & beverage	4.4%	2.4%	4.8%	2.9%
Room	53.5%	54.1%	55.3%	54.6%
Other	32.8%	33.6%	33.6%	33.7%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $17.9 million, or 4.2%, increase in gaming revenues during the three months ended September 30, 2018, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $20.2 million increase in gaming revenue primarily due to the Acquisitions, which accounted for $15.0 million of the increase, along with increased gaming revenues at Delta Downs Racetrack Casino & Hotel ("Delta Downs'). In the prior year, Hurricane Harvey had impacted business volumes for several weeks beginning in late August 2017, primarily at Delta Downs and to a lesser extent at several of our other Louisiana and Mississippi properties. The Midwest and South segment gaming revenue increase was offset by a decline in gaming revenues for the Las Vegas Locals segment of $1.8 million from the prior year comparable period due primarily to a decrease in slot win and slot handle of 1.2% and 1.1%, respectively.

The $25.1 million, or 1.9%, increase in gaming revenues during the nine months ended September 30, 2018, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $26.4 million increase in gaming revenue as a result of the Acquisitions, which accounted for $18.4 million of the increase. In addition, the Louisiana and Mississippi properties experienced gaming revenue growth, particularly Delta Downs, Amelia Belle Casino ("Amelia Belle") and IP Casino Resort Spa ("IP").

Food & Beverage
Food & beverage revenues increased $1.0 million, or 1.2%, during the three months ended September 30, 2018, as compared to the corresponding period of the prior year. Overall, food & beverage margins increased to 4.4% from 2.4% from the prior year comparable period, due primarily to an increase in average check of 3.5% while cost per cover only increased 1.8%.

Food & beverage revenues remained consistent year over year, decreasing slightly by $0.2 million, or 0.1%, during the nine months ended September 30, 2018, as compared to the corresponding period of the prior year. Overall, food & beverage margins increased to 4.8% from 2.9% from the prior year comparable period, due primarily to an increase in average check of 2.8% while cost per cover increased 0.7%. Despite the increase in average check and slight increase in cost per cover, total covers declined by 3.2% therefore leveling out food & beverage revenue from prior year to current year comparable periods.

Room
Room revenues remained relatively consistent period over period, increasing by $0.4 million, or 0.8%, during the three months ended September 30, 2018, as compared to the corresponding period of the prior year due primarily to the Acquisitions. Overall, room margins decreased to 53.5% from 54.1% from the prior year comparable period, due primarily to the cost per room increasing 1.5% and the average daily rate decreasing by 1.0%.

Room revenues increased by $3.0 million, or 2.1%, during the nine months ended September 30, 2018, as compared to the corresponding period of the prior year due primarily to the Downtown Las Vegas segment. The average daily rate increased 8.8% while hotel occupancy decreased 0.6% for the Downtown Las Vegas segment. Overall, room margins increased to 55.3% from 54.6% from the prior year comparable period, due primarily to an increase in average daily rate of 2.2% while the cost per room only increased 1.4%.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $1.4 million or 4.5%, and $1.5 million or 1.6% during the three and nine months ended September 30, 2018, respectively, as compared to the prior year, primarily due to increased consumption of property amenities and visitor spending.

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

The following table presents our total revenues and Adjusted EBITDA by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Total revenues
Las Vegas Locals	$208.8	$209.7	$650.9	$648.5
Downtown Las Vegas	59.2	58.8	180.8	179.4
Midwest & South	344.2	323.0	1,003.4	977.8
Total revenues	$612.2	$591.5	$1,835.1	$1,805.7

Adjusted EBITDA (1)
Las Vegas Locals	$60.0	$56.3	$201.3	$185.5
Downtown Las Vegas	11.4	11.6	38.1	37.8
Midwest & South	97.8	90.1	290.6	278.2
Total Reportable Segment Adjusted EBITDA	169.2	158.0	530.0	501.5
Corporate expense	(20.5)	(17.5)	(57.4)	(53.8)
Adjusted EBITDA	$148.7	$140.5	$472.6	$447.7
(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDA to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues decreased by $0.9 million, or 0.4%, during the three months ended September 30, 2018, as compared to the corresponding period of the prior year, primarily due to a $1.8 million reduction in gaming revenues from the prior year comparable period due to a 1.1% and 1.2% decrease in slot handle and slot win, respectively. Offsetting the decline in gaming revenues, is an increase of $0.8 million in other revenues, which is due to increased consumption of property amenities and visitor spending.

Total revenues increased $2.4 million, or 0.4%, during the nine months ended September 30, 2018, respectively, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Food & beverage and other revenues increased by $0.9 million and $1.1 million, respectively, from the prior year comparable period. Average check increased by 5.0% for the nine months ended September 30, 2018 from the prior year comparable period. Other revenues increased due to increased consumption of property amenities and visitor spending.

Adjusted EBITDA increased by $3.7 million, or 6.6%, and $15.8 million or 8.5%, for the three and nine months ended September 30, 2018, respectively, over the comparable prior year periods due primarily to our revenue growth and ongoing refinements to marketing programs, recent property re-investments and solid regional economic conditions.

Downtown Las Vegas
Total revenues increased by $0.4 million, or 0.6%, during the three months ended September 30, 2018, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories except gaming revenues. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 50% and 51% during the three months ended September 30, 2018 and 2017, respectively, of our occupied rooms in this segment.

Total revenues increased by $1.5 million, or 0.8%, during the nine months ended September 30, 2018, as compared to the corresponding period of the prior year. Room revenue growth was the primary driver, increasing by $2.0 million from the prior year comparable period. The segment's average daily rate increased 8.8% while hotel occupancy decreased 0.6%. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 52% and 51% during the nine months ended September 30, 2018 and 2017, respectively, of our occupied rooms in this segment.

Adjusted EBITDA decreased by $0.2 million, or 2.0%, and increased by $0.3 million or 0.8%, during the three and nine months ended September 30, 2018, respectively, over the comparable prior year periods due to the top line revenue growth offset by increased fuel costs at our Hawaiian charter service of $0.5 million and $1.4 million during the three and nine months ended September 30, 2018, respectively, over the comparable prior year periods.

Midwest & South
Total revenues increased $21.2 million, or 6.5%, during the three months ended September 30, 2018, as compared to the corresponding period of the prior year, primarily due to the Acquisitions, which accounted for an increase of $15.0 million, along with an increase in gaming revenues at Delta Downs. In the prior year, Hurricane Harvey had impacted business volumes for several weeks beginning in late August 2017, primarily at Delta Downs and to a lesser extent at several of our other Louisiana and Mississippi properties.

Total revenues increased $25.6 million, or 2.6%, during the nine months ended September 30, 2018, as compared to the corresponding period of the prior year, primarily due to the Acquisitions, which accounted for an increase of $18.4 million. The Louisiana and Mississippi properties experienced gaming revenue growth, particularly Delta Downs, Amelia Belle and IP.

Adjusted EBITDA increased by $7.7 million, or 8.5%, and $12.4 million, or 4.5% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year period, due primarily to the Acquisitions. In addition, revenue growth along with refinements to marketing programs and ongoing operational efficiencies contributed to the increase in Adjusted EBITDA.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Selling, general and administrative	$88.1	$91.3	$263.7	$275.9
Maintenance and utilities	32.9	30.2	89.5	82.5
Depreciation and amortization	54.7	55.2	159.9	161.7
Corporate expense	25.1	19.3	75.0	63.4
Project development, preopening and writedowns	18.6	3.0	27.8	8.7
Impairments of assets	—	—	1.0	—
Other operating items, net	0.3	0.8	2.2	1.7

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of revenues, were 14.4% and 15.4% during the three months ended September 30, 2018 and 2017, respectively, and 14.4% and 15.3%, during the nine months ended September 30, 2018 and 2017, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of revenues, were relatively consistent at 5.4% and 5.1% during the three months ended September 30, 2018 and 2017, respectively, and 4.9% and 4.6%, during the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenues, remained consistent at 8.9% and 9.3% during the three months ended September 30, 2018 and 2017, respectively, and 8.7% and 9.0%, during the nine months ended September 30, 2018 and 2017, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 4.1% and 3.3% of revenues during the three months ended September 30, 2018 and 2017, respectively, and 4.1% and 3.5%, during the nine months ended September 30, 2018 and 2017, respectively. The corporate expense increase is primarily due to an increase in share-based compensation expense of $3.0 million and $9.1 million for the three and nine months ended September 30, 2018, respectively over the prior year comparable periods. The increase to share-based compensation expense is due primarily to a positive change in the achievement levels for performance share units, along with a change in expense recognition. For the grants issued in 2016, those shares qualifying for accelerated vesting were expensed at the date of the grant, whereas the share-based compensation expense for grants issued in 2017 were expensed over a six-month period, in accordance with plan provisions governing the acceleration of the vesting.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The project development, preopening and writedowns increase for the three and nine months ended September 30, 2018 over the prior year comparable periods, is primarily due to the Acquisitions, the Wilton Rancheria development, the launch of the redesigned BConnected player loyalty program and preparations for the acquisition of the four properties under the Pinnacle Purchase Agreement that was completed in October 2018.

Impairment of Assets
Impairments of assets for the nine months ended September 30, 2018, included non-cash impairment charges related to a nonoperating asset.

Other Operating Items, net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Interest Expense, net	$52.5	$42.9	$140.7	$128.3
Average Long-Term Debt Balance(1)	3,585.1	3,165.3	3,241.0	3,234.7
Weighted Average Interest Rates	5.6%	5.0%	5.4%	4.3%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and nine months ended September 30, 2018, increased $9.6 million or 22.5%, and $12.4 million or 9.6%, respectively, as compared to the prior year. The increase is attributable to an increase in the weighted average long-term debt balance of $419.7 million and $6.3 million for the three and nine months ended September 30, 2018, respectively. The increase in the weighted average long-term debt balance for the three months ended September 30, 2018 over the prior year comparable period is due to the issuance in June 2018 of the $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 issued in anticipation of the acquisitions. In addition, the weighted average interest rate percentage point increased by of 0.6 and 1.1 for the three and nine months ended September 30, 2018, respectively, which is driven by an increase in the underlying Eurodollar rate.

Income Taxes
The effective tax rates on income from continuing operations during the nine months ended September 30, 2018 and 2017 were 23.6% and 35.7%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the impact of the Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our provision for the nine months ended September 30, 2018 and 2017 was unfavorably impacted by state taxes and certain nondeductible expenses. Our effective tax rates were also favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2018 and December 31, 2017, we had balances of cash and cash equivalents of $441.0 million and $203.1 million, respectively. In addition, we held restricted cash balances of $33.6 million and $24.2 million at September 30, 2018 and December 31, 2017, respectively. Our September 30, 2018 cash balance includes the excess proceeds from our June 2018 issuance of the 6.000% Notes (see Indebtedness below).

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

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Net cash provided by operating activities	$332.2	$333.4

Cash flows from investing activities
Capital expenditures	(107.7)	(161.2)
Cash paid for acquisitions, net of cash received	(367.3)	(1.2)
Advances pursuant to development agreement	—	(35.1)
Other investing activities	(10.6)	0.5
Net cash used in investing activities	(485.6)	(197.0)

Cash flows from financing activities
Net payments under bank credit facility	(220.0)	(164.9)
Debt issuance costs, net	(14.0)	—
Proceeds from issuance of senior notes	700.0	—
Dividends paid	(18.0)	(5.7)
Shares repurchased and retired	(44.8)	(22.2)
Other financing activities	(3.0)	(4.1)
Net cash provided by (used in) financing activities	400.2	(196.9)
Net cash provided by discontinued operations	0.5	35.7
Increase (decrease) in cash, cash equivalents and restricted cash	$247.3	$(24.8)

Cash Flows from Operating Activities
During the nine months ended September 30, 2018 and 2017, we generated net operating cash flow of $332.2 million and $333.4 million, respectively. Generally, operating cash flows decreased slightly during 2018 as compared to the prior year period due to the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2018 and 2017, we incurred net cash outflows for investing activities of $485.6 million and $197.0 million, respectively. During the nine months ended September 30, 2018, we incurred cash outflows of $367.3 million related to the Acquisitions. During the nine months ended September 30, 2017, we incurred cash outflows related to the Company exercising an option to acquire the land underlying The Orleans, along with paying $35.1 million in January 2017 for the acquisition of land that is the intended site of the Wilton Rancheria casino, pursuant to our development agreement with the Wilton Rancheria Tribe.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows from financing activities in the nine months ended September 30, 2018, reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026. The Company utilized the net proceeds from the debt issuance to pay down the outstanding amounts under the Revolving Credit Facility and Swing Loan and to fund the acquisition of Valley Forge. The balance of the net proceeds are invested in cash equivalents and short-term marketable securities at a qualified institution. The remaining outflows reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows in the nine months ended September 30, 2017 reflect primarily the use of cash flow to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Cash Flows from Discontinued Operations
The decrease in cash flows provided by discontinued operations for the nine months ended September 30, 2018, compared to the corresponding period of the prior year, is due to cash received in the prior year related to our share of property tax benefits realized by Borgata during the nine months ended September 30, 2017.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2018	December 31, 2017	Increase (Decrease)
Bank credit facility	$1,401.0	$1,621.1	$(220.1)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	—	700.0
Other	1.0	0.5	0.5
Total long-term debt	3,602.0	3,121.6	480.4
Less current maturities	18.0	24.0	(6.0)
Long-term debt, net of current maturities	$3,584.0	$3,097.6	$486.4

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities. Under the Amendment No. 2 and Refinancing Amendment, dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, the "Credit Agreement"), the Company is allowed to pay its quarterly amortization installments under the Term Loans prior to the last day of the applicable quarter. As of September 30, 2018, the Company has voluntarily paid its quarterly amortization installment due on or before December 31, 2018 on the Term A Loan and Refinancing Term B Loans. As such, current maturities of long-term debt on the condensed consolidated balance sheet as of September 30, 2018, reflect only three quarterly amortization installments for those installment payments due on or before March 31, 2019, June 30, 2019 and September 30, 2019.

Amounts Outstanding
The principal amounts under the bank credit facility are comprised of the following:

	September 30,	December 31,
(In millions)	2018	2017
Revolving Credit Facility	$—	$170.0
Term A Loan	248.3	211.0
Refinancing Term B Loans	1,152.7	1,170.0
Swing Loan	—	70.1
Total outstanding principal amounts under the bank credit facility	$1,401.0	$1,621.1

At September 30, 2018, approximately $1.4 billion was outstanding under the bank credit facility. The total revolving credit commitment available under the bank credit facility is $945.5 million. There were no borrowings on the Revolving Credit Facility and the Swing Loan outstanding at that date. After consideration of $12.7 million allocated to support various letters of credit, the remaining contractual availability on the revolving credit commitment is $932.8 million.

The blended interest rate for outstanding borrowings under the bank credit facility was 4.4% at September 30, 2018 and 3.9% at December 31, 2017.

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

In connection with the private placement of the 6.000% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.000% Notes. We filed the required registration statement and commenced the exchange offer during June 2018. The exchange offer was completed on July 9, 2018 and our obligations under the registration rights agreement have been fulfilled.

Debt Financing Costs
In conjunction with the issuance of the 6.000% Notes, we incurred approximately $11.3 million in debt financing costs that have been deferred and are being amortized over the term of the 6.000% Notes using the effective interest method.

Credit Facility
On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to the Credit Agreement, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

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

Covenant Compliance
As of September 30, 2018, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

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

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. The Board of Directors reaffirmed this program in May 2017. We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2018 and 2017, we repurchased 1.3 million shares and 0.9 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $15.3 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06

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

Commitments
Capital Spending and Development
We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $140 million and $160 million. This excludes the Lattner, Valley Forge and the four Pinnacle property acquisitions, and any incremental spending which we may incur for capital projects at the acquired properties.

In addition, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 15 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us when the Tribe obtains permanent financing for the project. In February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

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

•
The fact that our expansion, development, maintenance and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project.

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

•
The risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, certificates and concessions, impose substantial fines and take other adverse actions against any of our casino operations.

•	The risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us.

•
The effects of the extensive governmental gaming regulation and taxation policies to which we are subject and the costs of compliance or failure to comply with such regulations, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

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

•
The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of economic recession, war, terrorist or similar activity or natural or man-made disasters in, at, or around our properties.

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

•
The risk of failing to maintain the integrity of our information technology infrastructure causing unintended distribution to third parties of, or access by third parties to, our customer or company data, and any litigation, fines, disruption to our operations or reputational harm resulting from such loss of data integrity.

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

•	Other statements regarding our future operations, financial condition and prospects, and business strategies.

•	The risk that we may be unable to retain our key management and personnel, including key employees of the acquired companies.

•
Our current and future insurance coverage levels, including the risk we have not obtained sufficient coverage, may not be able to obtain sufficient coverage in the future, or will only be able to obtain additional coverage at significantly increased rates.

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

As of September 30, 2018, our long-term variable-rate borrowings represented approximately 38.9% of total long-term debt. Based on September 30, 2018 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $14.0 million.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2018. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
July 1, 2018 through July 31, 2018	94,184	$36.99	94,184	$26,305,479
August 1, 2018 through August 31, 2018	97,940	36.10	97,940	22,770,121
September 1, 2018 through September 30, 2018	220,963	33.80	220,963	15,300,589
Totals	413,087		413,087	$15,300,589

Share Repurchase Program
As of September 30, 2018, the Company’s share repurchase program had $15.3 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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
2.1†
Agreement and Plan of Merger, made and entered into on May 1, 2018, by and among the Company, Boyd TCVI Acquisition, LLC, Lattner Entertainment Group Illinois, LLC, and Lattner Capital, LLC, solely in its capacity as the Representative.

Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2018.

2.2†	Agreement and Plan of Merger, dated as of December 20, 2017, by and among Boyd Gaming Corporation, Boyd TCV, LP, Valley Forge Convention Center Partners, L.P. and VFCCP SR LLC.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed December 22, 2017.

2.3†	First Amendment to Agreement and Plan of Merger, dated as of September 17, 2018, by and among Boyd Gaming Corporation, Boyd TCV, LP, Valley Forge Convention Center Partners, L.P. and VFCCP SR LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed September 20, 2018.

2.4†
Membership Interest Purchase Agreement, made and entered into on December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2017.

2.5†
Amendment No. 1 to Membership Interest Purchase Agreement, dated January 29, 2018, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed December 17, 2017.

2.6†
Amendment No. 2 to Membership Interest Purchase Agreement, dated October 15, 2018, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

2.7†	Purchase Agreement, dated December 17, 2017, by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

2.8†	Novation and Amendment Agreement, dated October 15, 2018, by and among Penn National Gaming, Inc., Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

4.1	Indenture governing the Company’s 6.000% Senior Notes due 2026, dated June 25, 2018, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.2	Form of 6.000% Senior Note due 2026, (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.3
Registration Rights Agreement, dated June 25, 2018, by and among the Company, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the several initial purchasers.
Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

10.1	Joinder Agreement, dated as of August 2, 2018, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 6, 2018.

10.2	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2018.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer