Form 10-K
period 2018-12-31
BOYD GAMING CORP
filed 2019-03-01
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
 ____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $2.8 billion.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2019
Common stock, $0.01 par value	110,974,963

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2018 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.    Business
Overview
Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 29 wholly owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania.

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth, including our strategic investing in non-gaming amenities; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, increasing free cash flow, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

We operate with an efficient business model that we believe has enabled us to grow operating margins over the past several years, and we believe we have an opportunity to realize additional cost savings by further leveraging our size and scale. We strategically reinvest in our non-gaming amenities, including hotel rooms and restaurants to refresh our property offerings and better capitalize on customers' evolving spending behaviors. We manage our cost and expense structure to adjust to current business volumes and to generate strong and stable cash flows.

During 2018, we completed several transactions that improved our long-term financial position and strengthened our balance sheet. During second quarter 2018, we issued $700.0 million aggregate principal amount of 6.000% senior notes due August 2026. The net proceeds from the debt issuance were ultimately used to fund the acquisitions of Valley Forge Convention Center Partners, L.P., the owner and operator of Valley Forge Casino Resort ("Valley Forge"), and the owners and operators of the four Pinnacle properties - Ameristar Casino Kansas City, LLC, the owner and operator of Ameristar Casino Hotel Kansas City ("Ameristar Kansas City"), Ameristar Casino St. Charles, LLC, the owner and operator of Ameristar Casino Resort Spa St. Charles ("Ameristar St. Charles"), Belterra Resort Indiana LLC, the owner and operator of Belterra Casino Resort ("Belterra Resort"), located in Florence, Indiana, and PNK (Ohio), LLC, the owner and operator of Belterra Park ("Belterra Park"), located in Cincinnati, Ohio (collectively, the "Pinnacle Properties"). During third quarter 2018, we entered into a Joinder Agreement to our credit agreement which joined additional financial institutions as lenders thereunder and increased the commitments under our senior secured revolving credit facility and Term A Loan. On December 12, 2018, we announced that our Board of Directors had authorized a new stock repurchase program of $100 million. This program is in addition to our existing repurchase authorization. For the year ended December 31, 2018, we repurchased 1.9 million shares for $59.6 million under these repurchase authorizations. The Company declared quarterly dividends of $0.05 per share on March 2, 2018 and $0.06 per share on June 8, 2018, September 14, 2018 and December 7, 2018.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. An example is our recent strategic initiative regarding legalized sports gambling. In July 2018, the Company entered into a partnership agreement with MGM Resorts International. Under this partnership, MGM Resorts and Boyd Gaming will both have the opportunity to offer online and mobile gaming platforms, including sports betting, casino gaming and poker in jurisdictions where either company operates physical casino resorts and online licenses are available. In August 2018, we opened sports books at our two Mississippi properties, IP Casino Resort Spa ("IP") in Biloxi, and Sam's Town Hotel & Gambling Hall in Tunica, following the receipt of final approval from the Mississippi Gaming Commission. Also in August, we entered into a strategic partnership with FanDuel Group to pursue sports betting and online gaming opportunities across the United States.

We believe that the following factors have contributed to our success in the past and are central to our success in the future:

•	nine of our Las Vegas properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	our three downtown Las Vegas properties focus a majority of their marketing programs on, and derive a majority of their revenues from, a unique niche - Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have strengthened our balance sheet and have increased free cash flow;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties
As of December 31, 2018, we own and operate 29 properties offering a total of 1,765,144 square feet of casino space, 37,288 slot machines, 815 table games and 11,090 hotel rooms. We derive the majority of our revenues from our gaming operations, which generated approximately 73%, 72% and 73% of our revenues in 2018, 2017 and 2016, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 14% of revenues for 2018, 2017, and 2016. Room revenues and other revenues each contributed less than 10% of revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South.

ALST Casino Holdco LLC, the holding company of Aliante Gaming, LLC, which owns and operates Aliante Casino + Hotel + Spa ("Aliante"), was added to our Las Vegas Locals segment when it was acquired on September 27, 2016, and this segment was further expanded on December 20, 2016, with the acquisition of The Cannery Hotel and Casino, LLC, the owner and operator of Cannery Casino Hotel ("Cannery"), and Nevada Palace, LLC, the owner and operator of Eastside Cannery Casino and Hotel ("Eastside Cannery"). Five properties joined our Midwest & South segment during 2018 following their acquisitions. Valley Forge was acquired on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park were acquired on October 15, 2018. As a result of the sale of our equity interest in Borgata Hotel Casino & Spa ("Borgata"), we report our interest in Borgata as discontinued operations. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8 for further discussion of these activities.

For financial information related to our segments as of and for the three years in the period ended December 31, 2018, see Note 13, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our properties (listed by the Reportable Segment in which each such property is reported), as of and for the year ended December 31, 2018:

	Location	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, NV	2004	88,915	1,737	49	712	82%	$ 58
The Orleans Hotel and Casino	Las Vegas, NV	2004	137,000	2,348	60	1,885	82%	$ 68
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	1979	120,681	1,824	28	645	82%	$ 60
Suncoast Hotel and Casino	Las Vegas, NV	2004	95,898	1,829	32	427	83%	$ 79
Eastside Cannery Casino and Hotel	Las Vegas, NV	2016	63,879	894	9	306	77%	$ 58
Aliante Casino + Hotel + Spa	North Las Vegas, NV	2016	125,000	1,788	32	202	96%	$ 91
Cannery Casino Hotel	North Las Vegas, NV	2016	86,000	1,474	21	200	87%	$ 68
Eldorado Casino	Henderson, NV	1993	17,756	308	—	N/A	N/A	N/A
Jokers Wild Casino	Henderson, NV	1993	23,698	385	6	N/A	N/A	N/A

Downtown Las Vegas
California Hotel and Casino	Las Vegas, NV	1975	35,848	930	28	781	89%	$ 48
Fremont Hotel and Casino	Las Vegas, NV	1985	30,244	948	26	447	84%	$ 53
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV	1993	26,918	821	19	406	89%	$ 51

Midwest & South
Par-A-Dice Hotel Casino	East Peoria, IL	1996	26,116	884	25	202	80%	$ 66
Belterra Casino Resort	Florence, IN	2018	47,000	1,186	40	662	74%	$ 67
Blue Chip Casino, Hotel & Spa	Michigan City, IN	1999	65,000	1,678	40	486	80%	$ 79
Diamond Jo Dubuque	Dubuque, IA	2012	43,508	919	19	N/A	N/A	N/A
Diamond Jo Worth	Northwood, IA	2012	36,133	917	24	N/A	N/A	N/A
Kansas Star Casino	Mulvane, KS	2012	70,010	1,754	52	N/A	N/A	N/A
Amelia Belle Casino	Amelia, LA	2012	27,484	838	15	N/A	N/A	N/A
Delta Downs Racetrack Casino & Hotel	Vinton, LA	2001	15,000	1,616	—	370	68%	$ 71
Evangeline Downs Racetrack and Casino	Opelousas, LA	2012	39,208	1,360	—	N/A	N/A	N/A
Sam's Town Hotel and Casino	Shreveport, LA	2004	29,285	1,011	25	514	72%	$ 72
Treasure Chest Casino	Kenner, LA	1997	25,000	1,016	28	N/A	N/A	N/A
IP Casino Resort Spa	Biloxi, MS	2011	81,700	1,473	53	1,089	87%	$ 70
Sam's Town Hotel and Gambling Hall	Tunica, MS	1994	46,000	795	16	700	50%	$ 57
Ameristar Casino Hotel Kansas City	Kansas City, MO	2018	140,000	2,064	65	184	69%	$ 101
Ameristar Casino Resort Spa St. Charles	St. Charles, MO	2018	130,000	2,403	56	397	99%	$ 73
Belterra Park	Cincinnati, OH	2018	56,863	1,362	—	N/A	N/A	N/A
Valley Forge Casino Resort	King of Prussia, PA	2018	35,000	726	47	475	52%	$ 109
Total			1,765,144	37,288	815	11,090
N/A = Not Applicable

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii. In addition, the financial results for our Illinois distributed gaming operator, which we acquired on June 1, 2018, are included in the Midwest & South segment. Our distributed gaming operator currently operates nearly 1,000 gaming units in approximately 220 locations across the state of Illinois.

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

Gold Coast Hotel and Casino
Gold Coast Hotel and Casino ("Gold Coast") is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from all of the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who actively gamble. Gold Coast's amenities include 712 hotel rooms and suites along with meeting facilities, multiple restaurant options and a 70-lane bowling center.

The Orleans Hotel and Casino
The Orleans Hotel and Casino ("The Orleans") is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are both local residents and visitors to the Las Vegas area. The Orleans provides an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,885 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 52-lane bowling center, banquet and meeting space, and a special events arena that seats up to 9,500 patrons.

Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas") is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip, and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and out-of-town visitors alike. Amenities at Sam's Town Las Vegas include 645 hotel rooms, a variety of restaurants and bars, 18 stadium-seating movie theaters, and a 56-lane bowling center.

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

Eastside Cannery Casino and Hotel
Eastside Cannery is located directly south of Sam's Town Las Vegas at the intersection of Boulder Highway and Harmon Avenue in Las Vegas. Its location offers easy access for both the Las Vegas and Henderson valleys. Eastside Cannery offers 306 hotel rooms, one restaurant and four bars, 20,000 square feet of meeting and ballroom space, and a 250-seat entertainment lounge.

Aliante Casino + Hotel + Spa
Aliante is located in North Las Vegas adjacent to an 18-hole championship golf course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local middle-market customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort, which includes 202 hotel rooms, multiple restaurant options, a 16-screen movie theater complex, a 587-seat showroom, a spa, and a resort style pool with cabanas.

Cannery Casino Hotel
Cannery is located in the eastern part of the Las Vegas Valley and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Cannery consists of local, casual working-class customers who gamble frequently. The Cannery has a 200-room hotel, five restaurants and five bars, a 30,000 square foot entertainment venue and a 14-screen movie theater.

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

Downtown Las Vegas Properties
Our three Downtown Las Vegas properties directly compete with eight other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to provide air transportation for our customers. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2018, patrons from Hawaii comprised approximately 68% of the occupied room nights at the Cal, 38% of the occupied room nights at Fremont, and 44% of the occupied room nights at Main Street Station.

California Hotel and Casino
The Cal's amenities include 781 hotel rooms, multiple dining options, a sports book, and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel and Casino
Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, two restaurants, a race and sports book, and meeting space.

Main Street Station Casino, Brewery and Hotel
Main Street Station's amenities include 406 hotel rooms and two restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest & South Properties
Our Midwest & South properties consist of four land-based casinos, six dockside riverboat casinos, three racinos and four barge-based casinos that operate in nine states in the Midwest & southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Each of our Midwest & South properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

Par-A-Dice Hotel Casino
Par-A-Dice Hotel Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes four restaurants and a gift shop. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway, and it is the only casino gaming facility located within an approximately 90 mile radius of Peoria, Illinois.

Belterra Casino Resort
Belterra Resort is a casino located in Florence, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and one-half hours from Indianapolis, Indiana. Ogle Haus Inn, a 54-room boutique hotel is operated by us and located near Belterra Resort.

Blue Chip Casino, Hotel & Spa
Blue Chip Casino Hotel & Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with six casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 guest rooms, a spa and fitness center, dining and nightlife venues, and meeting and event space, including a land-based pavilion.

Diamond Jo Dubuque
Diamond Jo Dubuque is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo Dubuque is a two-story property that includes a bowling center, event center, and two banquet rooms. The property also features several dining outlets, including the Kitchen Buffet, a live action buffet, Woodfire Grille, the casino's high-end restaurant, The Filament, a new and electrifying-yet-casual restaurant and bar, and The Game, a sports bar, as well as three full service bars and Mississippi Moon Bar, a live music venue.

Diamond Jo Worth
Diamond Jo Worth is a land-based casino situated on a 46-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino has an event center and several dining options, including the Kitchen Buffet, a buffet restaurant, Woodfire Grille, a high-end restaurant and Burger King which is owned by a third party. There is a 102-room Country Inn & Suites hotel attached to the casino and a 60-room Holiday Inn Express hotel adjacent to the casino, both of which are owned and operated by third parties.

Kansas Star Casino
Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to the Lottery Gaming Facility Management Contract (the "Kansas Management Contract"). The casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has a buffet, a steakhouse and a number of other amenities including a deli, noodle bar, casual dining restaurant and casino bars. Kansas Star also has an arena that provides a venue for concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room hotel adjacent to the casino that is operated by a third party. Under the terms of the agreement, Kansas Star has the option to purchase the hotel.

Amelia Belle Casino
The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks as well as a café on the first deck. The property's third deck includes a buffet and banquet room.

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

Evangeline Downs Racetrack and Casino
Evangeline Downs Racetrack and Casino ("Evangeline Downs") is a land-based racino located in Louisiana. The racino currently includes a casino with a convention center and multiple food venues, including a buffet, cafe, and two restaurants and bars. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 1,008 horses. The Clubhouse, together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons. In the Clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession and bar. There is also a 117-room hotel adjacent to the racino, which is operated by a third party.

Evangeline Downs operates three Off Track Betting ("OTB") locations in Henderson, Eunice and St. Martinville, Louisiana. Each OTB offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of the Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

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

IP Casino Resort Spa
IP overlooks the scenic back bay of Biloxi and, as a recipient of a AAA Four Diamond Award, is one of the premier resorts on the Mississippi Gulf Coast. The property features more than 1,000 hotel rooms and suites; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,383-seat theater offering regular headline entertainment; eight lounges and bars; and seven restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.

Sam's Town Hotel and Gambling Hall
Sam's Town Hotel and Gambling Hall ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 700 hotel rooms, a sports book, an entertainment lounge, four dining venues, two escape rooms, a residential vehicle park, and a 1,600-seat River Palace Arena.

Ameristar Casino Hotel Kansas City
Ameristar Kansas City is located 10 miles from downtown Kansas City, Missouri. The property competes primarily with five casinos in the Kansas City area and bordering eastern Kansas market. The property features 186 guest rooms, 10 restaurants, a 1,200 seat concert venue, and an 18 theater cinema.

Ameristar Casino Resort Spa St. Charles
Ameristar St. Charles is located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located on approximately 52 acres along the western bank of the Missouri River. The property features an AAA Four Diamond full-service luxury suite hotel with 400 well-appointed rooms, an indoor-outdoor pool, seven dining venues; twelve bars, an entertainment venue, a full-service luxury day spa, and a 20,000-square-foot conference center.

Belterra Park
Belterra Park is located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. The property is a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, six restaurants, a VIP lounge, pari-mutuel wagering, and racing facilities with live thoroughbred racing on both dirt and the only grass track in Ohio.

Valley Forge Casino Resort
Valley Forge is a casino hotel located in King of Prussia, Pennsylvania. The property features a 35,000 square-foot gaming floor, 100,000 square feet of meeting, conference and banquet facilities and two luxury hotel towers. The Radisson Tower has 325 recently remodeled rooms while the Casino Tower offers over 150 completely renovated rooms in the heart of the action. The property also presents six dining options, live entertainment and an exciting nightlife scene.

Competition
Our properties generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality, entertainment and leisure companies. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including Native American casinos, and other forms of gaming, such as lotteries and internet gaming. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects.

Strategic Initiatives
Acquisition of Lattner Entertainment Group
To further diversify and expand our business, we acquired Lattner Entertainment Group Illinois, LLC ("Lattner"), in June 2018. At the time of the acquisition, Lattner operated nearly 1,000 gaming units in approximately 220 locations across the state of Illinois. The acquisition of Lattner provides us with an additional avenue to access gaming customers and a platform to participate in the expansion of distributed gaming.

Market-Access Agreement with MGM Resorts
In July 2018, we and MGM Resorts International ("MGM Resorts") announced a market-access agreement to significantly increase each company's market access and customer base throughout the United States. Under this arrangement, our Company and MGM Resorts both have the opportunity to offer online and mobile gaming platforms - including sports betting, casino gaming and poker - in jurisdictions where either company operates physical casino resorts and online licenses are available. Under this market access agreement, each company has a path to expand their online and mobile gaming presence across 15 states, allowing each company to leverage their scale to create a nationwide approach to online and mobile sports betting, real money casino gaming and poker. As states continue to legalize interactive gaming, both companies will be poised to offer products in mobile and online sports betting, real money casino gaming and poker products where legally applicable.

Strategic Partnership with FanDuel Group
In August 2018, we announced that we had entered into a strategic partnership with FanDuel Group ("FanDuel"), the largest online sports destination in the United States, to pursue sports betting and online gaming opportunities across the country. This partnership brings together two of the largest and most geographically diversified companies in the gaming entertainment industry, given our Company’s scale and experience is being combined with FanDuel’s eight million customers and its presence across 45 states.

Subject to state law and regulatory approvals, we will establish a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel will establish and operate mobile and online sports-betting and gaming services under the FanDuel brand in the states where we are licensed.

Our relationship with FanDuel covers all states where we hold gaming licenses currently and in the future, excluding Nevada. It also covers states included under our market-access agreement with MGM Resorts International. The two companies will also engage in extensive co-branding and cross-promotional efforts. FanDuel will market our properties through its existing daily fantasy sports service and future interactive sports betting and gaming services, while we will promote FanDuel's products to our customer base. FanDuel will also provide our customers access to its existing product line.

Future Development Opportunities
Development agreement with Wilton Rancheria
We have a development agreement and a management agreement with Wilton Rancheria, a federally-recognized Native American tribe located southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, the tribe received a favorable Record of Decision from the Bureau of Indian Affairs and in February 2017, the land was taken into trust on behalf of the tribe. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months. The land parcel taken into trust is located approximately 15 miles southeast of Sacramento on Highway 99, one of the two major north-south freeways in the Sacramento area.

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

In August 2018, we announced the launch of a new B-Connected program, which included new benefits for loyal customers, including annual cruises, vacations, and gifts of luxury jewelry and electronics. The new program has expanded to five player tiers - Ruby, Sapphire, Emerald, Onyx and Titanium. The new B Connected program is currently available in the Las Vegas valley at Aliante, the Cal, Fremont, Gold Coast, Main Street Station, The Orleans, Sam's Town Las Vegas and Suncoast; in Louisiana at Amelia Belle, Delta Downs, Evangeline Downs, Sam's Town Shreveport and Treasure Chest; in Illinois at Par-A-Dice; in Indiana at Blue Chip; in Iowa at Diamond Jo Worth; and in Mississippi at Sam's Town Tunica and IP. Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park began their implementation of the B Connected program in January 2019 and we expect that the program will be fully integrated at these properties by second quarter 2019. The Company plans to roll out the program to additional properties in early 2019.

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

Other Programs
Kansas Star, Diamond Jo Dubuque, Cannery, Eastside Cannery and Valley Forge continue to sponsor their own player loyalty programs to build brand awareness and leverage loyalty through marketing and promotional programs to retain existing customers, maintain trip frequency, acquire new customers, and recover lapsed customers. These properties offer their guests comprehensive, competitive and targeted marketing and promotion programs. Each program offers players a hassle-free way of earning points redeemable at each respective property for slot and table games play, food, beverage and retail items as well as complementaries and other rewards and benefits based on play. In addition, each property strives to differentiate its casino with high-quality guest services to further enhance overall brand and customer experience.

We plan to extend the B Connected program to these properties, subject to the receipt of regulatory approvals. The implementation of the B Connected program will replace the individual property programs described above and provide our customers at these properties even more value for their rewards with a multi-property player loyalty program.

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

Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. The states in which we operate empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and may require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 and is herein incorporated by reference.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and the elimination of betting on NCCA events. And with the recent expansion of sports wagering in various state jurisdictions, the federal government may elect to enact legislation taxing and regulating sports wagering, or alternatively may elect to prohibit such wagering. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

Employees and Labor Relations
At December 31, 2018, we employed approximately 23,477 persons, and had collective bargaining agreements with three unions covering 1,338 employees. Negotiations for a first contract with an organized bargaining unit are in progress at several of our Las Vegas properties. Negotiations for contract renewal are also in progress at one of our Midwest & South properties.

Corporate Information
We were incorporated in Nevada in June 1988. Our principal executive offices are located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. Information on our website is not incorporated by reference herein.

Available Information
We file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an Internet site, at http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our SEC filings are also available on the SEC’s website. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, Nevada 89169, (702) 792-7200, Attn: David Strow, Vice President Corporate Communications.

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

•
Our ability to take advantage of, and to realize the anticipated benefits of, any past or future financing, mergers and acquisitions, dispositions, partnerships, and other corporate opportunities, and the risks associated with such or similar transactions, arrangements or opportunities.

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

•
The risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, certificates and concessions, impose substantial fines and take other adverse actions against any of our casino operations or any current or future online gaming and sports wagering operations.

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

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2018 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, in December 2014, a new property opened in Lake Charles, Louisiana, that increased competition with Delta Downs. At the end of December 2015, a new casino opened in D'Iberville, Mississippi that competes with IP. In Illinois, the legalization of video lottery terminals in recent years has added more than 30,000 new gaming devices across the state, including nearly 5,000 in the immediate market of the Par-A-Dice, increasing competition for that property. In January 2018, a new tribal casino in South Bend, Indiana opened, which competes with Blue Chip for gaming customers. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

In addition, we also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, on-and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

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
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. While no impairment charges were recorded as a result of the 2018 and 2017 tests, we recorded a non-cash impairment charge of $36.9 million in connection with the 2016 annual impairment test, comprised of impairment charges of $23.6 million to the Par-A-Dice gaming license, $12.5 million to Amelia Belle goodwill, and $0.8 million to trademarks in the Midwest & South segment.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

We face risks associated with growth and acquisitions.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, on September 17, 2018, we completed the acquisition of Valley Forge Casino Resort and on October 15, 2018, we completed the acquisition of the four Pinnacle Properties in the Midwest (together the "Acquisitions"). In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrating new properties, businesses and operations. Additionally, we will need to successfully integrate the additional properties into Boyd Gaming’s operating structure in order to realize the anticipated benefits of the Acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

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

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, including the properties associated with the Acquisitions into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

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
Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Illinois Gaming Board, Indiana Gaming Commission, Iowa Racing and Gaming Commission, Kansas Lottery Commission, Kansas Racing and Gaming Commission, Louisiana State Gaming Control Board, Louisiana State Racing Commission, Mississippi Gaming Commission, Missouri Gaming Commission, Nevada Gaming Commission and Gaming Control Board, Ohio Casino Control Commission, Pennsylvania Gaming Control Board and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

The legislation permitting gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." Such "qualified sponsoring organizations" may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The Dubuque Racing Association ("DRA"), a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the "qualified sponsoring organization" of the Diamond Jo Dubuque since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. Diamond Jo Dubuque has entered into an amendment to the existing operating agreement with the qualified sponsoring organization. The new agreement will go into effect on January 1, 2019 and will extend for twelve years, expiring on December 31, 2030. The agreement is subject to review and approval by the state gaming commission. The Worth County Development Authority ("WCDA"), pursuant to the WCDA Operating Agreement, serves as the "qualified sponsoring organization" of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our "qualified sponsoring organization" with respect to our operation of the Diamond Jo Dubuque or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative "qualified sponsoring organization" as required by our gaming license, we would no longer be able to continue our Diamond Jo Dubuque or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

For example, certain of the properties we operate have been forced to close for extended periods due to floods and hurricanes, including Treasure Chest and Delta Downs, which have experienced closures for over 40 days on separate occasions in the past. In addition, Belterra Park was closed for over 10 days due to flooding in 2017.

Belterra Park, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport and Treasure Chest are each located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area, which, according to FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Furthermore, our properties in Illinois, Indiana, Iowa, Kansas, Missouri, Ohio and Pennsylvania are at risk of experiencing snowstorms, tornadoes and flooding.

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

Belterra Park, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport and Treasure Chest are each located in an area that has been identified by the director of the FEMA as a special flood hazard area. Our level of flood insurance coverage may not be adequate to cover all losses in the event of a major flood.

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
Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices, including jet fuel prices, in the United States have, and may continue to, negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, of which the impact could be material. In addition, energy and gasoline price increases could result in a decline of disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visits and spending levels at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip, Sam's Town Shreveport, Amelia Belle and Belterra Resort gaming operations on riverboats. Each of our riverboats must comply with the United States Coast Guard ("USCG") requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.

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
We lease certain parcels of land on which Eastside Cannery, Suncoast, Belterra Resort, Treasure Chest, Sam's Town Shreveport, IP, Ameristar Kansas City and Ameristar St. Charles' hotels and gaming facilities are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act changed the carryback and carryforward periods for NOLs generated after December 31, 2017 and imposed annual limitations on the use of such NOLs. While the rules for NOLs generated in the year ended December 31, 2017 and prior did not change, our NOLs all predate the change, it is possible that future law changes could affect our ability to utilize NOLs prospectively.

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

We are required to pay a substantial amount of rent pursuant to our Master Lease with GLPI, which impacts free cash flow and could in the future limit our ability to invest in our operations or seek additional development or strategic opportunities.
We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, and Belterra Casino Resort (each an "OpCo," and collectively the "OpCos") from Gaming and Leisure Properties, pursuant to a triple net REIT Master Lease (the "Master Lease"). Current annual rent under the Master Lease is $97.2 million, with rental increases over time. The Master Lease also includes substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

These obligations, which could significantly impact free cash flow, could in the future adversely impact our ability to invest in our operations or seek additional development or strategic opportunities. For example, our obligations under the Leases may:

•	limit our ability to prepay or repay our long-term debt and to obtain additional indebtedness;

•	limit our ability to fund working capital, capital expenditures and other general corporate purposes;
and

•
limit our ability to respond to changes in our business and the industry in which we operate, including pursuing new markets and additional lines of business, development opportunities, acquisitions and other strategic investments that we would otherwise pursue.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

The Master Lease includes additional provisions that restrict our ability to freely operate and could have an adverse effect on our business and financial condition, including the following:

•
Escalations in Rent - We are obligated to pay base rent under the Master Lease, and base rent is composed of building base rent and land base rent. Every year of the Master Lease term, building base rent is subject to an annual escalation of up to 2% and we may be required to pay the escalated building base rent regardless of our revenues, profit or general financial condition.

•
Variable Rent - We are obligated to pay percentage rent under the Master Lease, which is re-calculated every two years. Such percentage rent shall equal 4% of the change between (i) the average net revenues for the trailing two-year period and (ii) 50% of the trailing 12 months net revenues as of the month ending immediately prior to the execution of the Master Lease. We may be required to pay an increase in percentage rent based on increases in net revenues without a corresponding increase in our profits.

•
Pooled Lease - The Master Lease is a pooled lease arrangement, which prohibits us from divesting any individual OpCo without GLPI’s prior consent. Any divestiture of all of the OpCos also requires GLPI’s prior consent, except for limited circumstances where the purchaser meets various financial and gaming operations experience requirements. These limitations on transfer could adversely impact our ability to manage our business.

•
Master Lease Guaranties - The Master Lease is guaranteed by the certain subsidiaries of the tenant (the "Lease Guarantors"). A default under any of the Master Lease guaranties that is not cured within the applicable grace period will constitute an event of default under the Master Lease.

•
Effect of End of Term or Not Renewing the Master Lease - If we do not renew the Master Lease at the stipulated renewals or we do not enter into a new master lease at the end of the term, we will be required to sell the business of tenant. If we cannot agree upon acceptable terms of sale with a qualified successor tenant, GLPI will select the successor tenant to purchase our business through a competitive auction. If this occurs, we will be required to transfer our business to the highest bidder at the auction, subject to regulatory approvals.

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under the Credit Facility, access to the capital markets and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects, as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

Although we successfully refinanced a significant amount of our indebtedness over the last several years, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance Boyd Gaming's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2018. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2018, some of our properties utilized leased property in their operations.

The real estate utilized by three of our properties are subject to a Master Lease with Gaming and Leisure Properties, Inc. These properties under this Master Lease are:

•	Ameristar Kansas City, including approximately 250 acres of leased land and building.

•	Ameristar St. Charles, including approximately 240 acres of leased land and building.

•	Belterra Resort, including approximately 315 acres of leased land and building.

In addition, all or a portion of the sites for the following properties are leased:

•	Suncoast, located on 49 acres of leased land.

•	Eastside Cannery, located on 30 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and leases approximately 2.0 acres of parking surfaces.

•	Diamond Jo Worth, which owns 279 acres and leases 33 acres of land in Emmons, Minnesota that is used as a nine-hole golf course and a nine-station sporting clay course and hunting facility.

•	Evangeline Downs, which leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.

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
Our common stock is listed on the New York Stock Exchange under the symbol "BYD." On February 21, 2019, the closing sales price of our common stock on the NYSE was $28.28 per share. On that date, we had approximately 643 holders of record of our common stock and our directors and executive officers owned approximately 27% of the outstanding shares. There are no other classes of common equity outstanding.

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

On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board under this program are:

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06

Share Repurchase Program
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2018 through October 31, 2018	84,748	$32.43	84,748	$12,552,217
November 1, 2018 through November 30, 2018	—	—	—	12,552,217
December 1, 2018 through December 31, 2018	495,810	24.20	495,810	552,226
Totals	580,558		580,558	$552,226

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). There were 1.9 million shares repurchased during the year ended December 31, 2018. As of December 31, 2018, $0.6 million remained available under the 2008 Plan and $100.0 million remained under the 2018 Plan.

We are not obligated to repurchase any shares under these programs. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases are funded with existing cash resources and availability under the Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

We may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph
The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to companies in our peer group, which is comprised of Penn National Gaming, Inc., Red Rock Resort, Inc. and Eldorado Resorts, Inc. The peer group has been revised from the group presented in 2017, which consisted of Penn National Gaming, Inc., Pinnacle Entertainment, Inc., Red Rock Resort, Inc. and Eldorado Resorts, Inc., due to the acquisition of Pinnacle Entertainment by another company. The performance graph assumes that $100 was invested on December 31, 2013 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. For purposes of the performance graph, in cases in which a shareholder of a peer group company received shares of another company in a corporate transaction, the value of the additional shares received are considered to be a dividend and assumed to be reinvested in the stock of the peer company on the date of the transaction. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2014	$113.50	$109.77	$95.81
December 2015	176.47	107.38	133.80
December 2016	179.13	129.65	141.07
December 2017	312.94	150.71	271.37
December 2018	187.01	134.01	207.85
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

The financial data as of and for the years ended December 31, 2018, 2017, 2016 and 2015 presented below reflects our adoption of the Revenue Standard by applying the full retrospective method effective January 1, 2015. (See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included Part II, Item 8. for further information regarding these changes.) Amounts prior to 2015 have not been adjusted to reflect the impact of the adoption of the Revenue Standard.

	Year Ended December 31,
(In thousands, except per share data)	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
Statement of Operations Data:
Total revenues	$2,626,730	$2,400,819	$2,199,259	$2,214,831	$2,142,255

Operating income	355,284	343,801	260,408	271,584	173,732

Income (loss) from continuing operations before income taxes	155,032	171,113	7,768	4,443	(56,033)

Income (loss) from continuing operations, net of tax	114,701	167,998	207,701	11,068	(50,625)

Income (loss) from discontinued operations, net of tax	347	21,392	212,530	36,539	8,987

Net income (loss) attributable to Boyd Gaming Corporation	115,048	189,390	420,231	47,607	(53,041)

Income (loss) from continuing operations per common share
Basic	$1.01	$1.46	$1.81	$0.10	$(0.46)
Diluted	$1.00	$1.45	$1.80	$0.10	$(0.46)

Dividends declared per common share	$0.23	$0.15	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$249,417	$203,104	$193,862	$158,821	$145,341
Total assets	5,756,339	4,685,930	4,670,751	4,350,900	4,422,384
Long-term debt, net of current maturities	3,955,119	3,051,899	3,199,119	3,239,799	3,375,098
Total stockholders' equity	1,145,741	1,097,227	930,180	501,837	438,087

Other Data:
Ratio of earnings to fixed charges (f)	1.7x	1.9x	1.0x	1.0x	—

(a)    2018 includes the financial results of acquired properties from their respective acquisition date, which include Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018. As a result of the acquisitions and ongoing projects, we had project development, preopening and writedowns of $45.7 million.

(b)    2017 includes a full year of financial results for Aliante, Cannery and Eastside Cannery. Additionally, 2017 includes a noncash income tax benefit of $60.1 million related to the changes in tax legislation. Discontinued operations for 2017 include our after-tax share of the proceeds related to the final settlement of Borgata’s property tax disputes with Atlantic City. The Company has accounted for its 50% investment in Borgata as discontinued operations for all periods presented in these consolidated financial statements.

(c)    2016 includes $38.3 million in pretax, non-cash impairment charges which includes non-cash impairment charges of $23.6 million, $12.5 million and $0.8 million for a gaming license, goodwill and trademarks, respectively, in our Midwest & South segment; and $42.4 million in pretax loss on early extinguishments and modifications of debt. Additionally, 2016 includes a noncash income tax benefit of $203.9 million resulting from the release of a previously recorded deferred tax asset valuation allowance. The financial results of Aliante are included in these financial results from its September 27, 2016 date of acquisition, and the financial results of Cannery and Eastside Cannery are included from their December 20, 2016 date of acquisition. Discontinued operations for 2016 include an after-tax gain on the sale of our equity interest in Borgata of $181.7 million.

(d)    2015 includes $18.6 million in pretax, non-cash impairment charges, which includes a $17.5 million non-cash impairment charge for a gaming license in our Midwest & South segment; and $40.7 million in pretax loss on early extinguishments and modifications of debt.

(e)    2014 includes $48.7 million in pretax, non-cash impairment charges, which includes impairment charges of $39.8 million for gaming licenses and $0.3 million of trademarks in our Midwest & South segment, and a $8.7 million charge to write down the value of certain non-operating assets.

(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $57.3 million for 2014.

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

As of December 31, 2018, we are a geographically diversified operator of 29 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest & South
Par-A-Dice Hotel and Casino	East Peoria, Illinois
Belterra Casino Resort	Florence, Indiana
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Ameristar Casino Hotel Kansas City	Kansas City, Missouri
Ameristar Casino Report Spa St. Charles	St. Charles, Missouri
Belterra Park	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

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

On May 31, 2016, we announced that we had entered into an Equity Purchase Agreement to sell our 50% equity interest in the parent company of Borgata Hotel Casino and Spa ("Borgata") to MGM Resorts. This transaction closed on August 1, 2016. We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in this Annual Report on Form 10-K.

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

Our Midwest & South segment includes our wholly owned subsidiaries Valley Forge Casino Resort for the period following its September 17, 2018 acquisition, and Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles, Belterra Casino Resort and Belterra Park (together, the "Pinnacle Properties") for the period following their October 15, 2018 acquisition. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8.

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

Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow in order to fund capital expenditures to maintain and expand our existing facilities, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, and pay income taxes and dividends.

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible, and remain positioned for growth, including our strategic investing in non-gaming amenities; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, increasing cash flow, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS
Overview

	Year Ended December 31,
(In millions)	2018	2017	2016
Total revenues	$2,626.7	$2,400.8	$2,199.3
Operating income	355.3	343.8	260.4
Income from continuing operations, net of tax	114.7	168.0	207.7
Income from discontinued operations, net of tax	0.3	21.4	212.5
Net income	115.0	189.4	420.2

Adoption of Revenue Recognition Guidance
As discussed in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements, we adopted the Revenue Standard, by applying the full retrospective method in first quarter 2018 and adjusted our previously reported results. All prior year amounts from the effective date of our adoption (January 1, 2015) discussed in this management’s discussion and analysis have been adjusted, when necessary, to reflect the adoption of this guidance.

Total Revenues
Total revenues increased $225.9 million, or 9.4%, for 2018 as compared to 2017 due primarily to the Midwest & South segment increasing by $217.1 million over the prior period. The increase in total revenues in the Midwest & South segment are primarily attributable to the acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018 (collectively, the "Acquisitions").

Total revenues increased approximately $201.6 million, or 9.2%, for 2017 as compared to 2016 due primarily to the acquisitions of Aliante and the Cannery Properties (the "Aliante & Cannery Acquisitions") in September and December 2016, respectively. In addition, total revenues related to our Las Vegas Locals segment, excluding the Aliante & Cannery Acquisitions, and the Downtown Las Vegas segment, increased $12.7 million and $7.9 million, respectively, from the prior year comparable period. These increases are offset by declines in total revenues in the Midwest & South segment, primarily at Evangeline Downs and Amelia Belle, due to localized economic weakness.

Operating Income
In 2018, our operating income increased $11.5 million as compared to 2017 due primarily to the Acquisitions, along with the favorable impact of our continuing cost control efforts. Changes in operating margins are discussed in detail below.

In 2017, our operating income increased $83.4 million as compared to 2016, which reflected the addition of the Aliante & Cannery Acquisitions, as well as the impact of our continuing cost control efforts. Changes in operating margins are discussed in detail below. The increase was also driven by project development, preopening and writedowns expense decreasing by $7.7 million as compared to the prior year, along with the inclusion in the prior year of $38.3 million in impairments of intangible assets, both of which are discussed in their respective sections below. Corporate expense increased $15.5 million over the comparable prior year due to costs related to creation of back-of-house support functions as part of the implementation of our business improvement initiatives.

Income from Continuing Operations, Net of Tax
Income from continuing operations, net of tax was $114.7 million in 2018, as compared to $168.0 million in 2017, a decrease of $53.3 million. This decrease was attributable to a $37.2 million increase in the income tax provision. The increase in the income tax provision is a result of the prior year provision including a discrete tax benefit of $60.1 million related to the changes in tax legislation in 2017. In addition, interest expense, net of amounts capitalized, increased $31.1 million due to an increase in the weighted average long-term debt balance of $205.9 million reflecting the additional debt issued to fund the Acquisitions and a 1.0% percentage point increase in the weighted average interest rate. These declines were offset by the operating income increase of $11.5 million from the prior year for those factors mentioned above and an increase in interest income of $1.9 million due to the investment in cash equivalents and short-term marketable securities of the net proceeds from the issuance of the 6.000% Senior Notes due August 2026 in second quarter 2018.

Income from continuing operations, net of tax was $168.0 million in 2017, as compared to $207.7 million in 2016, a decrease of $39.7 million. This decrease was attributable to a $203.0 million change in the income tax provision primarily due to the release in the prior year of a valuation allowance on our federal and unitary state income tax net operating loss carryforwards and deferred tax assets, offset by a noncash income tax benefit of $60.1 million related to the changes in tax legislation in 2017. Partially offsetting this benefit, is a $40.8 million decline in loss on early extinguishments of debt compared to the prior year period due to the modification of the Boyd Gaming Credit Facility, redemption of our 9.0% senior notes due 2018 and Peninsula Gaming's 8.375% senior notes due 2018, and the extinguishment of the Peninsula Gaming bank credit facility. In addition, operating income increased $83.4 million from the prior year period for those factors mentioned above and interest expense, net of amounts capitalized, declined by $39.6 million due to a decrease in average outstanding borrowings of $129.7 million, along with a decline in the weighted average interest rate of 0.9%.

Income From Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata. The 2018 results include cash received for our share of miscellaneous recoveries realized by Borgata of $0.3 million. The 2017 results include property tax recovery proceeds of $36.2 million related to the final settlement of Borgata's property tax disputes with Atlantic City. In 2016, the Company recorded a $181.7 million after-tax gain on the sale of our equity interest in Borgata and property tax refunds of $9.1 million, which were received after the sale, both of which are included in discontinued operations in 2016.

Net Income
For the year ended December 31, 2018, net income was $115.0 million, compared with net income of $189.4 million for the corresponding period of the prior year. The $74.3 million change is primarily due to the decrease in income from continuing operations, net of tax along with a $21.0 million decrease in income from discontinued operations from the prior year (both items discussed above).

For the year ended December 31, 2017, net income was $189.4 million, compared with net income of $420.2 million for the corresponding period of the prior year. The $230.8 million change is primarily due to the decrease in income from continuing operations, net of tax along with a $191.1 million decrease in income from discontinued operations from the prior year (both items discussed above).

Operating Revenues
We derive the majority of our revenues from our gaming operations, which generated approximately 73%, 72% and 73% of our revenues for 2018, 2017 and 2016, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 14% of revenues for 2018, 2017 and 2016. Room revenues and other revenues separately contributed less than 10% of revenues during each year.

	Year Ended December 31,
(In millions)	2018	2017	2016
REVENUES
Gaming	$1,925.4	$1,740.3	$1,610.4
Food & beverage	367.9	346.4	302.7
Room	199.5	186.8	169.4
Other	133.9	127.3	116.8
Total revenues	$2,626.7	$2,400.8	$2,199.3

COSTS AND EXPENSES
Gaming	$845.5	$759.6	$725.1
Food & beverage	347.6	335.5	300.8
Room	90.9	85.2	77.7
Other	87.4	83.6	83.4
Total costs and expenses	$1,371.4	$1,263.9	$1,187.0

MARGINS
Gaming	56.1%	56.4%	55.0%
Food & beverage	5.5%	3.1%	0.6%
Room	54.4%	54.4%	54.1%
Other	34.7%	34.3%	28.6%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $185.2 million, or 10.6%, increase in gaming revenues during 2018 as compared to the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $183.6 million increase in gaming revenue primarily due to the Acquisitions. In addition, the Louisiana and Mississippi properties experienced gaming revenue growth, particularly Delta Downs, Amelia Belle and IP. Gaming margins were essentially even with the prior year.

The $129.9 million, or 8.1%, increase in gaming revenues during 2017 as compared to the prior year, was primarily due to the addition of the Aliante & Cannery Acquisitions to our Las Vegas Locals segment. Partially offsetting this increase, is a decrease in gaming revenues in the Midwest & South segment. The Midwest & South segment experienced a 1.5% decline in slot handle, along with a 2.8% decrease in table game drop. Gaming margins slightly increased as compared to prior year due to top line gaming revenue growth and effective cost control.

Food & Beverage
Food & beverage revenues increased $21.5 million, or 6.2%, during 2018 as compared to prior year due primarily to the Acquisitions. Overall food & beverage margins increased to 5.5% from 3.1% in the prior year, primarily due to an overall increase in average check of 2.2% offset slightly by an increase in cost per cover of 0.6%.

Food & beverage revenues increased $43.7 million, or 14.4%, during 2017 as compared to prior year due primarily to the Aliante & Cannery Acquisitions, along with an increase in the Las Vegas Locals segment, excluding the Aliante & Cannery Acquisitions, of $8.4 million, as food covers increased 33% and average check increased 16.9% in the segment. Food & beverage margins increased due to our cost control efforts.

Room
Room revenues increased $12.7 million, or 6.8%, in 2018 compared to 2017 due primarily to the Acquisitions which accounted for $8.4 million. The increase in room revenue of $2.3 million in the Downtown Las Vegas segment was driven by an increase in the average daily rate of 6.1% from the prior year. The Las Vegas Locals segment also experienced room revenue growth of $1.7 million attributable to a 1.2% increase over the prior year in average daily rate.

Room revenues increased $17.4 million, or 10.3%, in 2017 compared to 2016 due to the addition of the Aliante and Cannery Acquisitions in the Las Vegas Locals segment along with a $4.4 million increase in the Downtown Las Vegas segment. The Downtown Las Vegas segment's occupancy rate stayed consistent year-over-year however the average daily rate increased by

22.3% from the prior year. The growth in this segment over the prior year is due in part to the completion of the 300-room hotel renovation at the Cal property in August 2017. Overall, room margins remained consistent from 2016 to 2017.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased by $6.5 million, or 5.1%, during 2018 as compared to the prior year due primarily to the Acquisitions, which accounted for an increase of $5.5 million to other revenue in the Midwest & South segment.

Other revenues increased by $10.6 million, or 9.1%, during 2017 as compared to the prior year due primarily to the Aliante and Cannery Acquisitions, which accounted for an increase to other revenue in the Las Vegas Locals segment.

Revenues by Reportable Segment
The following table presents our total revenues by Reportable Segment:

	Year Ended December 31,
(In millions)	2018	2017	2016
Total Revenues by Reportable Segment
Las Vegas Locals	$873.5	$868.4	$655.0
Downtown Las Vegas	248.1	244.4	236.6
Midwest & South	1,505.1	1,288.0	1,307.7
Total revenues	$2,626.7	$2,400.8	$2,199.3

Las Vegas Locals
Total revenues increased $5.1 million, or 0.6%, during 2018 as compared to the comparable prior year period, reflecting revenue increases in all departmental categories. Gaming revenues increased $1.8 million primarily due to a 3.7% and 0.4% increase in table game win and slot win, respectively. In addition, room revenue increased $1.7 million due to a 1.2% increase in average daily rate and other revenue increased $1.0 million due to increased consumption of property amenities and visitor spending.

Total revenues increased $213.4 million, or 32.6%, during 2017 as compared to the comparable prior year period primarily due to the addition of the Aliante and Cannery Acquisitions.

Downtown Las Vegas
Total revenues increased by $3.7 million, or 1.5%, in 2018 as compared to the prior year, reflecting revenue increases in all departmental categories except gaming revenues. Food & beverage revenues increased by $1.3 million due to an increase in average check of 3.4% over prior year. In addition, room revenues increased $2.3 million as the average daily rate increased 6.1% over prior year. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 54% during both 2018 and 2017 of our occupied rooms in this segment.

Total revenues increased by $7.9 million, or 3.3%, in 2017 as compared to the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 54% and 52% during 2017 and 2016, respectively, of our occupied rooms in this segment.

Midwest & South
Total revenues increased $217.1 million, or 16.9%, in 2018 as compared to 2017, primarily due to the Acquisitions, which accounted for an increase of $206.6 million. In addition, the Louisiana and Mississippi properties experienced gaming revenue growth, particularly Delta Downs, Amelia Belle and IP.

Total revenues decreased 1.5%, during 2017 as compared to 2016, primarily due to a gaming revenue decrease resulting from a 1.5% decline in slot handle, along with a 2.8% decrease in table game drop. The results for this segment were impacted by Evangeline Downs and Amelia Belle experiencing localized economic weakness. The declines are partially offset by room revenue growth of $2.9 million at Delta Downs due to the opening of the new hotel tower and newly renovated rooms. The average daily rate at Delta Downs increased by 25.5% over the prior year.

Other Operating Costs and Expenses
The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2018	2017	2016
Selling, general and administrative	$369.3	$362.0	$322.3
Master lease rent expense	20.7	—	—
Maintenance and utilities	127.0	109.5	100.0
Depreciation and amortization	230.0	217.5	196.2
Corporate expense	104.2	88.1	72.7
Project development, preopening and writedowns	45.7	14.5	22.1
Impairment of assets	1.0	(0.4)	38.3
Other operating items, net	2.2	1.9	0.3

Selling, General and Administrative
Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of total revenues, were 14.1%, 15.1% and 14.7% for 2018, 2017 and 2016, respectively. We continue to focus on disciplined and targeted marketing spend and on our cost containment efforts.

Master lease rent expense
Master lease rent expense represents rent expense incurred by those properties subject to a master lease agreement with a real estate investment trust.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of total revenues, were 4.8%, 4.6% and 4.5% for 2018, 2017 and 2016, respectively.

Depreciation and Amortization
Depreciation and amortization expense, as a percentage of total revenues, was 8.8%, 9.1% and 8.9% for 2018, 2017 and 2016, respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense, represented 4.0%, 3.7% and 3.3%, of total revenues, for 2018, 2017 and 2016, respectively. The corporate expense increase is primarily due to an increase in share-based compensation expense for the periods presented due to positive changes in achievement levels for performance share units.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. The increase in project development, preopening and writedowns from 2017 to 2018, is primarily due to the Acquisitions, the Wilton Rancheria development and the launch of the redesigned BConnected player loyalty program. The decrease in such costs from 2016 to 2017 is due primarily to the Aliante and Cannery Acquisitions that occurred in 2016, with no similar transactions in 2017.

Impairment of Assets
Impairment of assets of $1.0 million in 2018 includes non-cash impairment charges related to a nonoperating asset.

Impairments of assets in 2017 include a $0.6 million write down of a land parcel in Missouri that was sold during the period. This impairment charge is offset by a $1.0 million excess reserve recovery related to the Echelon project. The value of the remaining Echelon inventory is fully reserved.

Impairments of assets of $38.3 million in 2016 include non-cash impairment charges of $23.6 million for a gaming license, $12.5 million for goodwill and $0.8 million for trademarks in our Midwest & South segment.

Other Operating Items, Net
Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expense (Income)
Interest Expense, net

	Year Ended December 31,
(In millions)	2018	2017	2016
Interest Expense, net	$200.5	$171.3	$209.7
Average Long-Term Debt Balance	3,413.2	3,207.2	3,337.0
Loss on Early Extinguishments and Modifications of Debt	0.1	1.6	42.4
Weighted Average Interest Rates	5.4%	4.4%	5.3%

Mix of Debt at Year End
Fixed rate debt	56.0%	48.1%	45.7%
Variable rate debt	44.0%	51.9%	54.3%

Interest expense, net of capitalized interest and interest income, for 2018 increased $29.2 million, or 17.0%, is primarily attributable to an increase in the weighted average long-term debt balance of $205.9 million from 2017 to 2018. The increase in the weighted average long-term debt balance for the year ended December 31, 2018 over the prior year comparable period is due to the issuance in June 2018 of the $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 issued in anticipation of the Acquisitions. In addition, the weighted average interest rate increased by 1.0 percentage point over the comparable period, which is driven by an increase in the underlying Eurodollar rate.

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

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	December 31,
(In millions)	2018	2017	2016
Boyd Gaming Credit Facility deferred finance charges	$0.1	$1.1	$6.6
Amendment No. 2 and Refinancing Amendment	—	0.5	—
9.00% Senior Notes premium and consent fees	—	—	15.8
9.00% Senior Notes deferred finance charges	—	—	6.0
8.375% Senior Notes deferred finance charges	—	—	4.5
Peninsula Credit Facility deferred finance charges	—	—	9.5
Total loss on early extinguishments and modifications of debt	$0.1	$1.6	$42.4

Income Taxes
The effective tax rate on income from continuing operations during 2018, 2017 and 2016 was 26.0%, 1.8% and (2,573.8)%, respectively. In 2018, our tax provision was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by certain tax credits. In 2017, our tax provision was favorably impacted by the change to the federal statutory tax rate on our net deferred tax liability. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) eliminating the corporate alternative minimum tax (AMT); (3) creating a new limitation on deductible interest expense; (4) changing bonus depreciation that will allow for full expensing of qualified property; (5) changing the limitations on executive compensation (6) altering the rules with respect to net operating losses generated after December 31, 2017. These changes have various effective dates. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax liability as of December 31, 2017. Based on this revaluation, we recorded a discrete tax benefit of $60.1 million.

During 2016, our tax benefit was primarily a result of the release of a valuation allowance on our federal and state net operating loss carryforwards and other deferred tax assets.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The 2018 results include cash received for our share of miscellaneous recoveries realized by Borgata of $0.3 million. The results for the year ended December 31, 2017 include property tax recovery proceeds of $21.4 million, net of tax, related to the final settlement of Borgata's property tax disputes with Atlantic City. The 2016 results include a $181.7 million after-tax gain on the sale of our equity interest in Borgata, our share of the results of Borgata through the date of sale and our portion of property tax refunds received in 2016 subsequent to the sale of our ownership interest. The Company applied the equity method of accounting to its 50% investment in Borgata.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balance was $249.4 million and $203.1 million at December 31, 2018 and 2017, respectively. Our working capital deficit at December 31, 2018 and 2017 was $70.0 million and $56.8 million, respectively.

Our bank credit facility generally provides all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility, as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that the borrowing capacity under the bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating and maintenance capital expenditures. The source of funds available to us for repayment of debt or to fund development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our bank credit facility.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$434.5	$422.6	$300.3

Cash Flows from Investing Activities
Capital expenditures	(161.5)	(190.4)	(160.4)
Cash paid for acquisitions, net of cash received	(934.1)	(1.2)	(592.7)
Advances pursuant to development agreement	—	(35.1)	—
Other investing activities	(39.7)	0.7	14.1
Net cash used in investing activities	(1,135.3)	(226.0)	(739.0)
Cash Flows from Financing Activities
Net proceeds (payments) of debt	850.3	(161.5)	(97.9)
Dividends paid	(24.7)	(11.3)	—
Shares repurchased and retired	(59.6)	(31.9)	—
Share-based compensation activities, net	(5.3)	(7.7)	(1.3)
Other financing activities	(14.5)	(2.9)	—
Net cash used in financing activities	746.2	(215.3)	(99.2)
Net cash provided by discontinued operations	0.5	35.7	570.3
Net increase in cash and cash equivalents	$45.9	$17.0	$32.4

Cash Flows from Operating Activities
During 2018, 2017 and 2016, we generated net operating cash flow of $434.5 million, $422.6 million and $300.3 million, respectively. Generally, operating cash flows increased $12.0 million in 2018 compared to 2017 due to the flow through effect of higher revenues, including the impact of the Acquisitions, and the timing of working capital spending. Generally, operating cash flows increased $122.2 million in 2017 compared to 2016 due to the flow through effect of higher revenues, including the impact of the Aliante and Cannery Acquisitions, and the timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2018, we incurred net cash outflows for investing activities of $1,135.3 million. The increase in outflows as compared to the prior year is due to the Acquisitions.

During 2017, we incurred net cash outflows for investing activities of $226.0 million. The decline in outflows as compared to the prior year is due to the Aliante & Cannery Acquisitions. Capital expenditures for 2017 include $43.0 million paid in February 2017 to exercise a purchase option to acquire leased land underlying The Orleans Hotel and Casino. In January 2017, we paid $35.1 million for the acquisition of land that is the intended site of the Wilton Rancheria casino, pursuant to our development agreement with the Wilton Rancheria Tribe. This cost will be reimbursed to us when the Tribe obtains permanent financing for the project.

In 2016, we incurred net cash outflows for investing activities of $739.0 million due to our Aliante & Cannery Acquisitions and capital expenditures during the period of $160.4 million.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

In 2018, our net cash inflows from financing activities totaled $746.2 million and in 2017 and 2016, our net cash outflows for financing activities totaled $215.3 million and $99.2 million, respectively. The net cash inflows for financing activities in 2018 reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026 and the Joinder Agreement to our Credit Agreement. The net proceeds from the debt issuance were ultimately used to fund the Acquisitions. The outflows reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows for financing activities in 2017, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows in 2016 reflect primarily the redemption of our 9.00% senior notes due 2020 and Peninsula Gaming's 8.375% senior notes due 2018, and extinguishment of the Peninsula Gaming bank credit facility during the period, using the net cash proceeds from the sale of our equity interest in Borgata, and cash flow from the Refinancing Amendment.

Cash Flows from Discontinued Operations
Discontinued operations activities in 2018, 2017 and 2016 represent Borgata. The net cash inflow of $0.5 million in 2018 represents cash received for our share of miscellaneous recoveries realized by Borgata. The net cash inflow of $35.7 million in 2017 includes property tax recovery proceeds related to the final settlement of Borgata's property tax disputes with Atlantic City. The net cash flow in 2016 includes the pretax cash proceeds of $589 million received from the sale of our 50% equity interest in the parent company of Borgata to MGM in August 2016.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

(In millions)	December 31, 2018	December 31, 2017	Increase
Bank credit facility	$1,771.3	$1,621.1	$150.2
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	—	700.0
Other	58.7	0.5	58.2
Total long-term debt	4,030.0	3,121.6	908.4
Less current maturities	24.2	24.0	0.2
Long-term debt, net of current maturities	$4,005.8	$3,097.6	$908.2
The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Corporation Debt
Bank Credit Facility
Credit Agreement
The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,
(In millions)	2018	2017
Revolving Credit Facility	$320.0	$170.0
Term A Loan	248.3	211.0
Refinancing Term B Loans	1,152.7	1,170.0
Swing Loan	50.3	70.1
Total outstanding principal amounts under the Credit Facility	$1,771.3	$1,621.1

At December 31, 2018 approximately $1.8 billion was outstanding under the bank credit facility. With a total revolving credit commitment of $945.5 million available under the bank credit facility, $320.0 million was borrowed on the Revolving Credit Facility, $50.3 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, the remaining contractual availability of $562.5 million.

On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to Amendment No. 2 and Refinancing Amendment (the "Credit Agreement"), among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

The Joinder Agreement modified the Credit Agreement solely to join additional financial institutions as lenders and to provide for (i) increased commitments under the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) by an amount equal to $170.5 million resulting in total availability under the Revolving Credit Facility of an amount equal to $945.5 million and (ii) commitments from lenders to make additional Term A Loans (as defined in the Credit Agreement) in an amount equal to $49.5 million resulting in aggregate outstanding Term A Loans under the Credit Agreement in an amount equal to approximately $248.4 million.

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

The blended interest rate for outstanding borrowings under for the Credit Facility was 4.7% at December 31, 2018 and 3.9% at December 31, 2017.

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

Senior Notes
We currently have three issues of senior notes (the “Senior Notes”) that are outstanding as described below.

6.000% Senior Notes due August 2026
On June 25, 2018, we issued $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 (the "6.000% Notes"). The 6.000% Notes require semi-annual interest payments on February 15 and August 15 of each year, commencing on August 15, 2018. The 6.000% Notes will mature on August 15, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are or will be, as applicable, 100% owned by us.

The net proceeds from the debt issuance were ultimately used to fund the acquisitions of Valley Forge and the four Pinnacle properties.

In conjunction with the issuance of the 6.000% Notes, we incurred approximately $11.3 million in debt financing costs that have been deferred and are being amortized over the term of the 6.000% Notes using the effective interest method.

At any time prior to August 15, 2021, we may redeem the 6.000% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest (as defined in the indenture governing the 6.000% Notes), if any, up to, but excluding, the applicable redemption date, plus a make-whole premium. On or after August 15, 2021, we may redeem all or a portion of the 6.000% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 103% in 2021 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date.

In connection with this private placement of the 6.000% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.000% Notes. We filed the required registration statement and commenced the exchange offer during June 2018. The exchange offer was completed on July 9, 2018 and our obligations under the registration rights agreement have been fulfilled.

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

Senior Notes Restrictive Covenants
Each of the Senior Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the respective notes to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the respective indenture), we will be required, unless certain conditions are met, to offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest and Additional Interest (as defined in the respective indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, we will be required under certain circumstances to offer to purchase the Senior Notes.

Other Notes
On October 15, 2018, Boyd completed the acquisition of the Pinnacle Properties. Concurrently with the acquisition, Boyd (Ohio) PropCo, LLC, a wholly owned subsidiary of Boyd Sub ("Boyd PropCo"), acquired the real estate associated with Belterra Park in Cincinnati, Ohio (the "Belterra Park Real Property Sale") utilizing mortgage financing from a subsidiary of Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to a purchase agreement, dated December 17, 2017 ("Belterra Park Purchase Agreement), by and among Penn, Gold Merger Sub, a wholly owned subsidiary of GLPI, Belterra Park and Pinnacle Entertainment, and a Novation and Amendment Agreement, dated October 15, 2018 (the "Novation Agreement"), by and among Penn, Gold Merger Sub, Boyd PropCo, Belterra Park and Pinnacle Entertainment. Pursuant to the Novation Agreement, Gold Merger Sub, the original purchaser under the Belterra Park Purchase Agreement, assigned, transferred and conveyed to Boyd PropCo and Boyd PropCo accepted Gold Merger Sub’s rights, title and interest in the Belterra Park Purchase Agreement ("Belterra Park Note").

The total Belterra Park Note payable to Gold Merger Sub is $57.7 million. The Belterra Park Note provides for interest at a per annum for any monthly period equal to (a) the sum of (i) the building base rent, as defined in the master lease agreement, payable for such period annualized, plus (ii) the land base rent, as defined in the master lease agreement, payable for such period annualized, plus (iii) the percentage rent, as defined in the master lease agreement, payable for such period annualized divided by (b) the outstanding principal balance of this Belterra Park Note, divided by (c) the number twelve. The interest rate as of December 31, 2018 is 11.11%. Interest payments are due monthly with a balloon payment for the outstanding principal due at the maturity date. The maturity date is the earlier to occur of (a) the expiration of the master lease term and (b) the termination of the master lease agreement.

Covenant Compliance
As of December 31, 2018, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
For the year ending December 31,
2019	$24.2
2020	24.3
2021	609.0
2022	12.7
2023	1,852.1
Thereafter	1,507.7
Total outstanding principal of long-term debt	$4,030.0

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

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06

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

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. The Board reaffirmed this program in May 2017 (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). We are not obligated to purchase any shares under our stock repurchase program. There were 1.9 million shares and 1.2 million shares repurchased during the years ended December 31, 2018 and 2017, respectively. There were no share repurchases during the years ended December 31, 2016. As of December 31, 2018, $0.6 million remained available under the 2008 Plan and $100.0 million remained under the 2018 Plan.

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

Divestiture of Borgata
The proceeds we received upon the sale of our equity interest in Borgata did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, later received by Borgata and to which Boyd Gaming retained the right to receive payment. During 2016, we recognized $9.1 million in income, which was included in discontinued operations for the year ended December 31, 2016, for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it would receive payments totaling $72 million to resolve the property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the year ended December 31, 2017, we recognized $36.2 million in income for the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale. These payments, net of tax of $14.8 million for the year ended December 31, 2017, are included in discontinued operations in the consolidated financial statements. During the year ended December 31, 2018, we recognized $0.3 million in income, net of tax, for the cash received for our share of miscellaneous recoveries realized by Borgata during that period, which are included in discontinued operations in the consolidated financial statements.

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

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $150 million and $170 million. We intend to fund such capital expenditures through our credit facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 15 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us upon the opening of the facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations as of December 31, 2018:

	Year Ending December 31,
(In millions)	Total	2019	2020	2021	2022	2023	Thereafter
CONTRACTUAL OBLIGATIONS:
Long-Term Debt
Bank credit facility	$1,771.3	$23.9	$23.9	$608.8	$12.6	$1,102.1	$—
6.375% senior notes due 2026	750.0	—	—	—	—	—	750.0
6.875% senior notes due 2023	750.0	—	—	—	—	750.0	—
6.000% senior notes due 2026	700.0	—	—	—	—	—	700.0
Other	58.7	0.3	0.4	0.2	0.1	—	57.7
Total long-term debt	4,030.0	24.2	24.3	609.0	12.7	1,852.1	1,507.7

Interest on Fixed Rate Debt	941.7	147.8	147.8	147.8	147.8	113.5	237.0

Interest on Variable Rate Debt (1)	323.3	81.5	80.4	71.2	51.8	38.4	—

Operating Leases	1,180.0	127.9	124.9	121.5	114.3	113.6	577.8

Purchase Obligations (2)	55.9	15.5	9.8	8.0	4.2	4.1	14.3

TOTAL CONTRACTUAL OBLIGATIONS	$6,530.9	$396.9	$387.2	$957.5	$330.8	$2,121.7	$2,336.8

(1)
Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2018. Estimated interest payments for variable-rate debt are based on rates at December 31, 2018.

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

Outstanding Letters of Credit
At December 31, 2018, we had outstanding letters of credit totaling $12.7 million.

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

Recoverability of Long-Lived Assets
Our long-lived assets were carried at $2.7 billion at December 31, 2018, or 47.2% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Application of Acquisition Method of Accounting
We follow the guidance of ASC 805 to account for our acquisitions. We completed three acquisitions in 2018, as described in Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8, for an aggregate net purchase price of approximately $934.1 million. For purposes of these consolidated financial statements, for each of the acquisitions we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by us with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. We will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the acquisition. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations for each of the acquisitions is expected to be completed during first quarter 2019.

The assets and liabilities of each of the acquisitions are included in our consolidated balance sheet as of December 31, 2018, and the results of their operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the respective dates of acquisition through December 31, 2018.

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

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in the valuation of indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment tests, performed as of October 1, 2018, did not result in any impairment charges.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2018. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2018, the fair value of our reporting units exceeded their carrying value. At December 31, 2018, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2018.

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

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $1,062.1 million.

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

For workers' compensation, using payroll by state as weights, we calculate a weighted average industry LDF; for general liability claims, we use revenues as weights, and apply to a weighted average Industry LDF to yield an initial expectation of the ultimate loss amount. The paid LDFs are used to determine the percentage of the expected ultimate loss that is expected to be unpaid as of the reserving date. This future unpaid percentage is multiplied by the expected ultimate losses to derive the expected future paid losses. As a loss year matures, the expected future paid losses are replaced by actual paid losses.

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2018, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $6.2 million.

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

Our balance for uncertain tax benefits as of December 31, 2018 was $2.5 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$0.3	$0.4	$0.2	$0.1	$750.0	$1,507.7	$2,258.7	$2,198.0
Average interest rate	6.5%	6.5%	6.5%	6.5%	6.4%	6.4%	6.5%
Variable-rate	$23.9	$23.9	$608.8	$12.6	$1,102.1	$—	$1,771.3	$1,720.7
Average interest rate	4.6%	4.6%	4.6%	4.7%	4.7%	—%	4.6%

As of December 31, 2018, our long-term variable-rate borrowings represented approximately 44.0% of total long-term debt. Based on December 31, 2018 debt levels, a 100-basis-point change in interest rate would cause our annual interest costs to change by approximately $17.7 million.

The following table provides other information about our long-term debt:

	December 31, 2018
(In millions)	Outstanding Face Amount	Carrying Value	Estimated Fair Value
Bank credit facility	$1,771.3	$1,748.5	$1,720.7
6.875% senior notes due 2023	750.0	742.3	757.5
6.375% senior notes due 2026	750.0	740.4	724.7
6.000% Senior Notes due 2026	700.0	689.4	657.1
Other	58.7	58.7	58.7
Total long-term debt	$4,030.0	$3,979.3	$3,918.7
The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2018. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data
The following consolidated financial statements for the three years in the period ended December 31, 2018 are filed as part of this Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Boyd Gaming Corporation and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
Change in Accounting Principles
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue and cash flow presentation in all periods presented due to the adoption of ASU 2014-09, Revenue from Contracts with Customers, and related amendments, and ASU 2016-18, Statement of Cash Flows: Restricted Cash, respectively.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2019

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________

	December 31,
(In thousands, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$249,417	$203,104
Restricted cash	23,785	24,175
Accounts receivable, net	54,667	40,322
Inventories	20,590	18,004
Prepaid expenses and other current assets	45,815	37,873
Income taxes receivable	5,477	5,185
Total current assets	399,751	328,663
Property and equipment, net	2,716,064	2,539,786
Other assets, net	106,277	81,128
Intangible assets, net	1,466,670	842,946
Goodwill, net	1,062,102	888,224
Other long-term tax assets	5,475	5,183
Total assets	$5,756,339	$4,685,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,172	$106,323
Current maturities of long-term debt	24,181	23,981
Accrued liabilities	334,175	255,146
Income tax payable	173	21
Total current liabilities	469,701	385,471
Long-term debt, net of current maturities and debt issuance costs	3,955,119	3,051,899
Deferred income taxes	121,262	86,657
Other long-term tax liabilities	3,636	3,447
Other liabilities	60,880	61,229
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,757,105 and 112,634,418 shares outstanding	1,118	1,126
Additional paid-in capital	892,331	931,858
Retained earnings	253,357	164,425
Accumulated other comprehensive loss	(1,065)	(182)
Total stockholders’ equity	1,145,741	1,097,227
Total liabilities and stockholders’ equity	$5,756,339	$4,685,930

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Revenues
Gaming	$1,925,424	$1,740,268	$1,610,393
Food & beverage	367,888	346,379	302,705
Room	199,500	186,795	169,391
Other	133,918	127,377	116,770
Total revenues	2,626,730	2,400,819	2,199,259
Operating costs and expenses
Gaming	845,486	759,612	725,078
Food & beverage	347,624	335,506	300,766
Room	90,915	85,188	77,734
Other	87,354	83,615	83,407
Selling, general and administrative	369,313	362,037	322,259
Master lease rent expense	20,682	—	—
Maintenance and utilities	127,027	109,462	100,020
Depreciation and amortization	229,979	217,522	196,226
Corporate expense	104,201	88,148	72,668
Project development, preopening and writedowns	45,698	14,454	22,107
Impairments of assets, net	993	(426)	38,302
Other operating items, net	2,174	1,900	284
Total operating costs and expenses	2,271,446	2,057,018	1,938,851
Operating income	355,284	343,801	260,408
Other expense (income)
Interest income	(3,721)	(1,818)	(2,961)
Interest expense, net of amounts capitalized	204,188	173,108	212,692
Loss on early extinguishments and modifications of debt	61	1,582	42,364
Other, net	(276)	(184)	545
Total other expense, net	200,252	172,688	252,640
Income from continuing operations before income taxes	155,032	171,113	7,768
Income tax (provision) benefit	(40,331)	(3,115)	199,933
Income from continuing operations, net of tax	114,701	167,998	207,701
Income from discontinued operations, net of tax	347	21,392	212,530
Net income	$115,048	$189,390	$420,231

Basic net income per common share
Continuing operations	$1.01	$1.46	$1.81
Discontinued operations	—	0.19	1.86
Basic net income per common share	$1.01	$1.65	$3.67
Weighted average basic shares outstanding	114,401	114,957	114,507

Diluted net income per common share
Continuing operations	$1.00	$1.45	$1.80
Discontinued operations	—	0.19	1.85
Diluted net income per common share	$1.00	$1.64	$3.65
Weighted average diluted shares outstanding	115,071	115,628	115,189
The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$115,048	$189,390	$420,231
Other comprehensive income (loss), net of tax:
Fair value of adjustments to available-for-sale securities	(1,195)	433	(299)
Comprehensive income	$113,853	$189,823	$419,932

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
______________________________________________________________________________________________________

	Boyd Gaming Corporation Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings/	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Income (Loss), Net	Interest	Equity
Balances, January 1, 2016	111,614,420	1,117	945,041	(444,055)	(316)	50	$501,837
Net income	—	—	—	420,231	—	—	420,231
Comprehensive loss attributable to Boyd	—	—	—	—	(299)	—	(299)
Stock options exercised	452,898	4	2,936	—	—	—	2,940
Release of restricted stock units, net of tax	670,032	6	(3,374)	—	—	—	(3,368)
Release of performance stock units, net of tax	159,027	2	(869)	—	—	—	(867)
Tax effect from share-based compensation arrangements	—	—	(5,812)	—	—	—	(5,812)
Share-based compensation costs	—	—	15,518	—	—	—	15,518
Balances, December 31, 2016	112,896,377	1,129	953,440	(23,824)	(615)	50	930,180
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	189,390	—	—	189,390
Comprehensive income attributable to Boyd	—	—	—	—	433	—	433
Stock options exercised	241,964	2	2,082	—	—	—	2,084
Release of restricted stock units, net of tax	520,854	5	(8,009)	—	—	—	(8,004)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Dividends declared ($0.15 per share)	—	—	—	(16,918)	—	—	(16,918)
Shares repurchased and retired	(1,198,430)	(12)	(31,915)	—	—	—	(31,927)
Share-based compensation costs	—	—	17,413	—	—	—	17,413
Other	—	—	640	—	—	(50)	590
Balances, December 31, 2017	112,634,418	1,126	931,858	164,425	(182)	—	1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—	—
Net income	—	—	—	115,048	—	—	115,048
Comprehensive income attributable to Boyd	—	—	—	—	(1,195)	—	(1,195)
Stock options exercised	338,426	3	3,539	—	—	—	3,542
Release of restricted stock units, net of tax	300,177	3	(3,619)	—	—	—	(3,616)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	—	(5,270)
Dividends declared ($0.23 per share)	—	—	—	(25,804)	—	—	(25,804)
Shares repurchased and retired	(1,853,453)	(18)	(59,552)	—	—	—	(59,570)
Share-based compensation costs	—	—	25,379	—	—	—	25,379
Balances, December 31, 2018	111,757,105	1,118	892,331	253,357	(1,065)	—	1,145,741

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$115,048	$189,390	$420,231
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(347)	(21,392)	(212,530)
Depreciation and amortization	229,979	217,522	196,226
Amortization of debt financing costs and discounts on debt	9,158	9,845	14,870
Share-based compensation expense	25,379	17,413	15,518
Deferred income taxes	34,470	5,203	(201,498)
Non-cash impairment of assets	993	—	38,302
Gain on sale of assets	—	(1,027)	(6,288)
Loss on early extinguishments and modifications of debt	61	1,582	42,364
Other operating activities	887	(2,033)	1,625
Changes in operating assets and liabilities:
Accounts receivable, net	(772)	(9,937)	45
Inventories	1,699	565	884
Prepaid expenses and other current assets	4,224	4,957	1,691
Income taxes (receivable) payable, net	(140)	1,089	(1,064)
Other long-term tax assets, net	(292)	(5,183)	—
Other assets, net	(4,094)	2,318	(626)
Accounts payable and accrued liabilities	18,494	13,216	(11,605)
Other long-term tax liabilities	189	140	222
Other liabilities	(409)	(1,117)	1,972
Net cash provided by operating activities	434,527	422,551	300,339
Cash Flows from Investing Activities
Capital expenditures	(161,544)	(190,464)	(160,358)
Cash paid for acquisitions, net of cash received	(934,073)	(1,153)	(592,703)
Advances pursuant to development agreement	—	(35,108)	—
Other investing activities	(39,710)	706	14,207
Net cash used in investing activities	(1,135,327)	(226,019)	(738,854)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
_____________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2018	2017	2016

Cash Flows from Financing Activities
Borrowings under Boyd Gaming bank credit facility	1,114,600	958,000	2,039,175
Payments under Boyd Gaming bank credit facility	(964,322)	(1,119,485)	(1,466,362)
Borrowings under Peninsula bank credit facility	—	—	237,000
Payments under Peninsula bank credit facility	—	—	(899,750)
Proceeds from issuance of senior notes	700,000	—	750,000
Debt financing costs, net	(14,215)	(3,430)	(42,220)
Retirements of senior notes	—	—	(700,000)
Premium and consent fees paid	—	—	(15,750)
Share-based compensation activities, net	(5,344)	(7,711)	(1,295)
Shares repurchased and retired	(59,570)	(31,927)	—
Dividends paid	(24,730)	(11,286)	—
Other financing activities	(178)	503	(45)
Net cash used in financing activities	746,241	(215,336)	(99,247)

Cash Flows from Discontinued Operations
Cash flows from operating activities	—	(514)	(27,796)
Cash flows from investing activities	482	36,247	598,057
Cash flows from financing activities	—	—	—
Net cash provided by discontinued operations	482	35,733	570,261
Change in cash, cash equivalents and restricted cash	45,923	16,929	32,499
Cash, cash equivalents and restricted cash, beginning of period	227,279	210,350	177,851
Cash, cash equivalents and restricted cash, end of period	$273,202	$227,279	$210,350

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$179,154	$174,090	$197,475
Cash paid for income taxes, net of refunds	5,657	5,189	33,723
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$4,930	$9,297	$9,334

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
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

As of December 31, 2018, we are a geographically diversified operator of 29 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. For financial reporting purposes, we aggregate in order to present the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Eldorado Casino	Henderson, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest & South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Belterra Casino Resort	Florence, Indiana
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Ameristar Casino Hotel Kansas City	Kansas City, Missouri
Ameristar Casino Resort Spa St. Charles	St. Charles, Missouri
Belterra Park	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Our Las Vegas Locals segment includes the results of Aliante Gaming, LLC ("Aliante"), The Cannery Hotel and Casino, LLC (“Cannery”) and Nevada Palace, LLC (“Eastside Cannery”) from the date of their respective acquisitions (see Note 2, Acquisitions and Divestitures).

Our Midwest & South segment includes the results of Valley Forge Convention Center, L.P. ("Valley Forge"), Ameristar Casino Kansas City, LLC ("Ameristar Kansas City"), Ameristar Casino St. Charles, LLC ("Ameristar St. Charles"), Belterra Resort Indiana LLC ("Belterra Resort") and PNK (Ohio), LLC ("Belterra Park"). In addition, results for our Illinois distributed gaming operator, Lattner Entertainment Group Illinois, LLC ("Lattner") are included in our Midwest & South segment from the date of their respective acquisitions (see Note 2, Acquisitions and Divestitures).

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

See Note 2, Acquisitions and Divestitures, for discussion of our acquisitions of Aliante, Cannery and Eastside Cannery, which were completed during the year ended December 31, 2016. We have not disclosed the pro forma impact of these acquisitions to our results of operations, as the pro forma impact was deemed immaterial. The acquisition of Lattner was completed in June 2018, the acquisition of Valley Forge was completed in September 2018 and the acquisitions of Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park were completed in October 2018. The pro forma impact of these acquisitions to our results of operations has been disclosed.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the consolidated balance sheets to the total balance shown in the consolidated statements of cash flows.

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2018	2017	2016	2015
Cash and cash equivalents	$249,417	$203,104	$193,862	$158,821
Restricted cash	23,785	24,175	16,488	19,030
Total cash, cash equivalents and restricted cash	$273,202	$227,279	$210,350	$177,851

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning balance, January 1,	$2,072	$1,971	$2,087
Additions due to Acquisitions	1,425	—	87
Additions	180	478	345
Deductions	(70)	(377)	(548)
Ending balance, December 31,	$3,607	$2,072	$1,971

Inventories
Inventories consist primarily of food & beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Capitalized Interest
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was no interest capitalized for the years ended December 31, 2018 and 2017. Interest capitalized during the year ended December 31, 2016 was $0.5 million.

Investment in Available for Sale Securities
We have an investment in $20.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2018 and 2017 was $15.8 million and $17.8 million, respectively. At both December 31, 2018 and 2017, $0.5 million is included in prepaid expenses and other current assets, and $15.3 million and $17.3 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2019	$510
2020	550
2021	590
2022	635
2023	680
Thereafter	17,080
Total	$20,045

Intangible Assets
Intangible assets include customer relationships, favorable lease rates, development agreements, gaming license rights and trademarks.

Amortizing Intangible Assets
Customer relationships represent the value of repeat business associated with our customer loyalty programs and are being amortized on an accelerated method over their approximate useful life. Host agreements represent the value associated with our host establishment relationships and are being amortized on a straight-line basis over 15 years. Favorable lease rates represent the amount by which acquired lease rental rates are favorable to market terms. These favorable lease values are amortized over the remaining lease term, primarily on leasehold land interests, originally ranging in duration from 41 to 52 years. Development agreements are contracts between two parties establishing an agreement for development of a product or service. These agreements are amortized over the respective cash flow period of the related agreement.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Player Loyalty Point Program
We have established promotional programs to encourage repeat business from frequent and active slot machine customers and other patrons. Members earn points based on gaming activity and such points can be redeemed for complimentary slot play, food & beverage, and other free goods and services. We record points earned based on the value of a point that can be redeemed for a hotel room, food & beverage or other items. The player loyalty point program accrual is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, for food & beverage or for other amenities and is included in accrued liabilities on our consolidated balance sheets.

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning balance, January 1,	$33,995	$31,022	$30,068
Additions
Charged to costs and expenses	90,299	84,209	79,685
Due to acquisitions	3,279	—	14
Payments made	(90,072)	(81,236)	(78,745)
Ending balance, December 31,	$37,501	$33,995	$31,022

Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2018, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest
Noncontrolling interest represented the ownership interest in one of our subsidiaries that was held by a third party. During 2017, the joint venture in which we held an 80% interest was dissolved, thus eliminating our noncontrolling interest.

Revenue Recognition
The Company’s revenue contracts with customers consist of gaming wagers, hotel room sales, food & beverage offerings and other amenity transactions. The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gaming revenues. The transaction price for hotel, food & beverage and other contracts is the net amount collected from the customer for such goods and services. Hotel, food & beverage and other services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel, when the delivery is made for the food & beverage or when the service is provided for other amenity transactions.

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food &

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Food & beverage	$182,960	$171,904	$147,494
Rooms	81,671	76,565	75,647
Other	11,939	10,900	11,076

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $367.5 million, $324.5 million and $321.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $33.7 million, $29.9 million and $32.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Share-Based Compensation
Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. The requisite service period can be impacted

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

The Company did not issue any stock option grants in 2018 and 2017. The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants and awards in 2016:

Year Ended December 31, 2016
Expected stock price volatility	46.62%
Risk-free interest rate	1.39%
Expected option life (in years)	5.4
Estimated fair value per share	$7.67

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

Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") 2018-07, Compensation - Stock Compensation ("Update 2018-07")
In June 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-07 which expands Accounting Standards Codification ("ASC") 718, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The Company adopted Update 2018-07 during 2018 and the impact of the new standard to its consolidated financial statements was not material.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

ASU 2018-05, Income Taxes ("Update 2018-05")
In March 2018, the FASB issued Update 2018-05, which amends the guidance to SEC Staff Accounting Bulletin No. 118 ("SAB 118") by adding income tax accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). The SEC staff issued SAB 118 to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We recorded a complete adjustment as a result of the Tax Act as described above in fourth quarter 2017. No material changes were made to the consolidated financial statements in 2018 related to the Tax Act.

ASU 2018-02, Income Statement - Reporting Comprehensive Income ("Update 2018-02")
In first quarter 2018, the Company adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The effect of this change in accounting principle is to record an other comprehensive income tax effect of $0.3 million as a reduction in retained earnings on the consolidated statement of changes in stockholders' equity for the year ended December 31, 2018.

Accounting Standards Update 2016-18, Statement of Cash Flows ("Update 2016-18")
In November 2016, the FASB issued Update 2016-18, which amends ASC 230 to add or clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Update 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted Update 2016-18 effective January 1, 2018 using the retrospective approach. We adjusted our consolidated statement of cash flows from amounts previously reported due to the adoption of Update 2016-18. The effects of adopting Update 2016-18 on our consolidated statement of cash flows for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017
(In thousands)	As Previously Reported	Adoption of Update 2016-18	As Adjusted
Net cash provided by operating activities	$414,864	$7,687	$422,551

Cash, cash equivalents and restricted cash, beginning of period	$193,862	$16,488	$210,350
Net increase (decrease) in cash, cash equivalents and restricted cash	9,242	7,687	16,929
Cash, cash equivalents and restricted cash, end of period	$203,104	$24,175	$227,279

	Year Ended December 31, 2016
(In thousands)	As Previously Reported	Adoption of Update 2016-18	As Adjusted
Net cash provided by operating activities	$302,881	$(2,542)	$300,339

Cash, cash equivalents and restricted cash, beginning of period	$158,821	$19,030	$177,851
Net increase (decrease) in cash, cash equivalents and restricted cash	35,041	(2,542)	32,499
Cash, cash equivalents and restricted cash, end of period	$193,862	$16,488	$210,350

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

The implementation of the Revenue Standard resulted in an increase to the player point liability due to the change in our accounting method for this liability from an estimated cost of redemption model to a deferred revenue model. As of the effective date of our adoption (January 1, 2015), the cumulative effect adjustment decreased beginning Retained earnings by $3.8 million (after tax), resulted in a deferred tax asset reduction of $2.4 million and increased Accrued liabilities by approximately $6.2 million on the consolidated balance sheet. The impact to the consolidated statement of cash flows for the year ended December 31, 2017 and 2016 was not material. The impact of this change in accounting for these programs is not expected to be material to any annual accounting period.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the year ended December 31, 2017 are as follows:

	Year Ended December 31, 2017
(In thousands, except per share data)	As Previously Reported	Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$1,972,422	$(232,154)	$1,740,268
Food & beverage	349,271	(2,892)	346,379
Room	188,689	(1,894)	186,795
Other	132,695	(5,318)	127,377
Gross revenues	2,643,077	(242,258)	2,400,819
Less promotional allowances	259,370	(259,370)	—
Net revenues	2,383,707	17,112	2,400,819
Operating costs and expenses
Gaming	923,266	(163,654)	759,612
Food & beverage	194,524	140,982	335,506
Room	52,196	32,992	85,188
Other	77,129	6,486	83,615
Selling, general and administrative	362,037	—	362,037
Maintenance and utilities	109,462	—	109,462
Depreciation and amortization	217,522	—	217,522
Corporate expense	88,148	—	88,148
Project development, preopening and writedowns	14,454	—	14,454
Impairments of assets	(426)	—	(426)
Other operating items, net	1,900	—	1,900
Total operating costs and expenses	2,040,212	16,806	2,057,018
Operating income	343,495	306	343,801
Other expense (income)
Interest income	(1,818)	—	(1,818)
Interest expense, net of amounts capitalized	173,108	—	173,108
Loss on early extinguishments and modifications of debt	1,582	—	1,582
Other, net	(184)	—	(184)
Total other expense, net	172,688	—	172,688
Income from continuing operations before income taxes	170,807	306	171,113
Income tax provision	(3,006)	(109)	(3,115)
Income from continuing operations, net of tax	167,801	197	167,998
Income from discontinued operations, net of tax	21,392	—	21,392
Net income	$189,193	$197	$189,390

Basic net income per common share
Continuing operations	$1.46	$—	$1.46
Discontinued operations	0.19	—	0.19
Basic net income per common share	$1.65	$—	$1.65
Weighted average basic shares outstanding	114,957	—	114,957

Diluted net income per common share
Continuing operations	$1.45	$—	$1.45
Discontinued operations	0.19	—	0.19
Diluted net income per common share	$1.64	$—	$1.64
Weighted average diluted shares outstanding	115,628	—	115,628

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The effects of the adoption of the Revenue Standard on our results for the year ended December 31, 2016 are as follows:

	Year Ended December 31, 2016
(In thousands, except per share data)	As Previously Reported		Adoption of Revenue Standard	As Adjusted
Revenues
Gaming	$1,820,176		$(209,783)	$1,610,393
Food & beverage	306,145		(3,440)	302,705
Room	170,816		(1,425)	169,391
Other	122,416		(5,646)	116,770
Gross revenues	2,419,553		(220,294)	2,199,259
Less promotional allowances	235,577		(235,577)	—
Net revenues	2,183,976		15,283	2,199,259
Operating costs and expenses
Gaming	880,716		(155,638)	725,078
Food & beverage	170,053		130,713	300,766
Room	44,245		33,489	77,734
Other	76,719		6,688	83,407
Selling, general and administrative	322,009		250	322,259
Maintenance and utilities	100,020		—	100,020
Depreciation and amortization	196,226		—	196,226
Corporate expense	72,668		—	72,668
Project development, preopening and writedowns	22,107		—	22,107
Impairments of assets	38,302		—	38,302
Other operating items, net	284		—	284
Total operating costs and expenses	1,923,349		15,502	1,938,851
Operating income	260,627		(219)	260,408
Other expense (income)
Interest income	(2,961)		—	(2,961)
Interest expense, net of amounts capitalized	212,692		—	212,692
Loss on early extinguishments and modifications of debt	42,364		—	42,364
Other, net	545		—	545
Total other expense, net	252,640		—	252,640
Income from continuing operations before income taxes	7,987		(219)	7,768
Income tax benefit	197,486		2,447	199,933
Income from continuing operations, net of tax	205,473		2,228	207,701
Income from discontinued operations, net of tax	212,530		—	212,530
Net income	$418,003		$2,228	$420,231

Basic net income per common share
Continuing operations	$1.79		$0.02	$1.81
Discontinued operations	1.86		—	1.86
Basic net income per common share	$3.65		$0.02	$3.67
Weighted average basic shares outstanding	114,507	114,507	—	114,507

Diluted net income per common share
Continuing operations	$1.78		$0.02	$1.80
Discontinued operations	1.85		—	1.85
Diluted net income per common share	$3.63		$0.02	$3.65
Weighted average diluted shares outstanding	115,189		—	115,189

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
ASU 2018-19, Financial Instruments-Credit Losses ("Update 2018-19")
In November 2018, the FASB issued Update 2018-19, which adds clarification and improvements to Update 2016-13, Financial Instruments-Credit Losses, as discussed below. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2018-19 to the consolidated financial statements.

ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("Update 2018-13")
In August 2018, the FASB issued Update 2018-13 to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of Update 2018-13 to the consolidated financial statements.

ASU 2016-13, Financial Instruments-Credit Losses ("Update 2016-13")
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

ASU 2016-02, Leases ("Update 2016-02"); ASU 2018-10, Targeted Improvements ("Update 2018-10"); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("Update ASU 2018-01"); ASU 2018-11, Codification Improvements to Topic 842, Leases ("Update 2018-11"); ASU 2018-20, Narrow-Scope Improvements for Lessors; (collectively, the “Lease Standard”)
The Lease Standard allows for transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms in excess of 12 months and the disclosure of key information about leasing arrangements. Under the Lease Standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases existing at, or entered into after, the beginning of the earliest comparative period presented are required to be recognized and measured using a modified retrospective approach, with certain practical expedients available. The Lease Standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.

We will adopt the Lease Standard effective January 1, 2019, applying an optional transition method that will allow us to continue to apply the current guidance of ASC 840 in the comparative periods in the year of adoption. We have elected the “package of practical expedients,” which permits us to not reassess prior conclusions about lease identification, lease classification and initial direct costs. We have also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. We have made substantial progress in the execution of our implementation plan, but have not yet finalized the impact on our financial statements as we are currently integrating into our implementation process the leases we assumed in the acquisitions that were completed in 2018. While we are continuing to assess the impacts of the Lease Standard, our adoption is expected to have a significant impact on the consolidated balance sheet due to recognition of right-of-use assets and lease liabilities. We also anticipate expanded footnote disclosures related to our leases under the new guidance. We do not expect any changes to our consolidated statements of operations, comprehensive income or cash flows. Our evaluation of the Lease Standard is continuing and additional impacts on our consolidated financial statements and related disclosures may be identified prior to the completion of the adoption process.

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

NOTE 2.    ACQUISITIONS AND DIVESTITURES
Ameristar Casino Hotel Kansas City; Ameristar Casino Resort Spa St. Charles; Belterra Casino Resort; Belterra Park
On October 15, 2018, we completed the acquisition of Ameristar Casino Kansas City, LLC ("Ameristar Kansas City"), the owner and operator of Ameristar Casino Hotel Kansas City; Ameristar Casino St. Charles, LLC ("Ameristar St. Charles"), the owner and operator of Ameristar Casino Resort Spa St. Charles; Belterra Resort Indiana LLC ("Belterra Resort"), the owner and operator of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Belterra Casino Resort located in Florence, Indiana; and PNK (Ohio), LLC ("Belterra Park"), the owner and operator of Belterra Park, located in Cincinnati, Ohio (collectively, the "Pinnacle Properties"), pursuant to a Membership Interest Purchase Agreement (as amended, the "Pinnacle Purchase Agreement"), dated as of December 17, 2017, as amended as of January 29, 2018 ("Amendment No. 1") and October 15, 2018 ("Amendment No. 2"), in each case by and among Boyd Gaming, Boyd TCIV, LLC, a wholly owned subsidiary of Boyd Gaming ("Boyd TCIV"), Penn National Gaming, Inc. ("Penn"), and, solely following the execution and delivery of a joinder to the Pinnacle Purchase Agreement, Pinnacle Entertainment, Inc. ("Pinnacle Entertainment") and its wholly owned subsidiary, Pinnacle MLS, LLC (collectively with Pinnacle Entertainment, "Pinnacle").

Pursuant to the Pinnacle Purchase Agreement, Boyd Gaming acquired from Pinnacle all of the issued and outstanding membership interests of the Acquired Companies as well as certain other assets (and assumed certain other liabilities) of Pinnacle related to the Acquired Companies (collectively, the "Pinnacle Acquisition"). Each of the Acquired Companies is now a wholly owned subsidiary of Boyd Gaming. The acquired companies are aggregated into our Midwest & South segment (See Note 13, Segment Information). The net purchase price was $568.3 million.

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

The Pinnacle Acquisition occurred substantially concurrently with the acquisition of Pinnacle Entertainment by Penn pursuant to the Merger Agreement, dated December 17, 2017, by and among Pinnacle Entertainment, Penn and Franchise Merger Sub, Inc., a wholly owned subsidiary of Penn.

Concurrently with the Pinnacle Acquisition, Boyd (Ohio) PropCo, LLC, a wholly owned subsidiary of Boyd TCIV ("Boyd PropCo"), acquired the real estate associated with Belterra Park in Cincinnati, Ohio (the "Belterra Park Real Property Sale") utilizing mortgage financing from a subsidiary of Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to a purchase agreement, dated December 17, 2017 ("Belterra Park Purchase Agreement"), by and among Penn, Gold Merger Sub, a wholly owned subsidiary of GLPI, Belterra Park and Pinnacle Entertainment, and a Novation and Amendment Agreement, dated October 15, 2018 (the "Novation Agreement"), by and among Penn, Gold Merger Sub, Boyd PropCo, Belterra Park and Pinnacle Entertainment. Pursuant to the Novation Agreement, Gold Merger Sub, the original purchaser under the Belterra Park Purchase Agreement, assigned, transferred and conveyed to Boyd PropCo and Boyd PropCo accepted Gold Merger Sub’s rights, title and interest in the Belterra Park Purchase Agreement.

Consideration Transferred
The fair value of the consideration transferred on the date of the Pinnacle Purchase Agreement included the purchase price of the net assets transferred. The total gross cash consideration was $607.3 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per FASB Accounting Standards Codification Topic 805 ("ASC 805") guidance. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Pinnacle Acquisition. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during first quarter 2019. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December 31, 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$64,604
Property and equipment	167,000
Other assets	(28)
Intangible assets	415,400
Total acquired assets	646,976

Current liabilities	54,585
Other liabilities	57,832
Total liabilities assumed	112,417
Net identifiable assets acquired	534,559
Goodwill	72,740
Net assets acquired	$607,299

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$7,350
Buildings and improvements	15 - 40 years	89,150
Furniture and equipment	2 - 10 years	65,600
Construction in progress		4,900
Property and equipment acquired		$167,000

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives	As Recorded
Customer relationship	4 years	$40,900
Trademark	Indefinite	43,000
Gaming license right	Indefinite	331,500
Total intangible assets acquired		$415,400

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $14.5 million and $2.0 million of acquisition related costs that were expensed for the years ended December 31, 2018 and 2017, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Condensed Consolidated Statement of Operations for the period from October 15, 2018 through December 31, 2018
The following supplemental information presents the financial results of the Pinnacle Properties included in the Company's consolidated statement of operations for the year ended December 31, 2018:

Period from
October 15 to
(In thousands)	December 31, 2018
Total revenues	$138,189
Net income	$1,641

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Pursuant to the Valley Forge Merger Agreement, Boyd TCV merged with and into Valley Forge (the "Valley Forge Merger"), with Valley Forge surviving the merger. Valley Forge is now a wholly owned subsidiary of Boyd. Valley Forge is a modern casino and hotel in King of Prussia, Pennsylvania that offers premium accommodations, gaming, dining, entertainment and retail services, and is aggregated into our Midwest & South segment (See Note 13, Segment Information). The net purchase price was $266.6 million.

Consideration Transferred
The fair value of the consideration transferred on the date of the Valley Forge Merger included the purchase price of the net assets transferred. The total gross cash consideration was $291.4 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with assistance from third-party appraisals. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Valley Forge Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during first quarter 2019. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December 31, 2018.

The following table summarizes the preliminary allocation of the purchase price:

	Preliminary Purchase Price Allocation
(In thousands)	As of September 30, 2018	Adjustments	As of December 31, 2018
Current assets	$29,909	$—	$29,909
Property and equipment	47,762	8,738	56,500
Other assets	483	—	483
Intangible assets	—	148,600	148,600
Total acquired assets	78,154	157,338	235,492

Current liabilities	12,028	940	12,968
Other liabilities	606	—	606
Total liabilities assumed	12,634	940	13,574
Net identifiable assets acquired	65,520	156,398	221,918
Goodwill	225,844	(156,398)	69,446
Net assets acquired	$291,364	$—	$291,364

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$15,200
Buildings and improvements	15 - 40 years	32,900
Furniture and equipment	2 - 6 years	7,971
Construction in progress		429
Property and equipment acquired		$56,500

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives	As Recorded
Customer relationship	5 years	$15,100
Trademark	Indefinite	12,500
Gaming license right	Indefinite	121,000
Total intangible assets acquired		$148,600

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $3.6 million and $0.4 million of acquisition related costs that were expensed for the years ended December 31, 2018 and 2017, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Condensed Consolidated Statement of Operations for the period from September 17, 2018 through December 31, 2018
The following supplemental information presents the financial results of Valley Forge included in the Company's consolidated statement of operations for the year ended December 31, 2018:

Period from
September 17 to
(In thousands)	December 31, 2018
Total revenues	$43,499
Net income	$4,450

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

Pursuant to the Lattner Merger Agreement, Boyd TCVI merged with and into Lattner (the "Lattner Merger"), with Lattner surviving the Lattner Merger and becoming a wholly owned subsidiary of Boyd. Lattner currently operates nearly 1,000 gaming units in approximately 220 locations across the state of Illinois and is aggregated into our Midwest & South segment (See Note 11, Segment Information). The net purchase price was $100.0 million.

Consideration Transferred
The fair value of the consideration transferred on the date of the Lattner Merger included the purchase price of the net assets transferred. The total gross cash consideration was $110.5 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

estimates of fair value as determined by management with assistance from third-party appraisals. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company will recognize the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Lattner Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during first quarter 2019. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December 31, 2018.

The following table summarizes the preliminary allocation of the purchase price:

	Preliminary Purchase Price Allocation
(In thousands)	As of June 30, 2018	Adjustments	As of December 31, 2018
Current assets	$9,889	$749	$10,638
Property and equipment	9,063	244	9,307
Other assets	1,963	—	1,963
Intangible and other assets	2,070	55,930	58,000
Total acquired assets	22,985	56,923	79,908

Current liabilities	1,062	—	1,062
Total liabilities assumed	1,062	—	1,062
Net identifiable assets acquired	21,923	56,923	78,846
Goodwill	88,615	(56,923)	31,692
Net assets acquired	$110,538	$—	$110,538

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Buildings and improvements	10 - 45 years	$66
Furniture and equipment	3 - 7 years	9,241
Property and equipment acquired		$9,307

The following table summarizes the acquired intangible asset and weighted average useful lives of the definite-lived intangible asset.

(In thousands)	Useful Lives	As Recorded
Host agreements	15 years	$58,000
Total intangible assets acquired		$58,000

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.7 million of acquisition related costs that were expensed for the year ended December 31, 2018. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Lattner acquisition for the period subsequent to its acquisition as such amounts are not material for the twelve months ended December 31, 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Supplemental Unaudited Pro Forma Information
The following table presents pro forma results of the Company, as though Lattner, Valley Forge and the Pinnacle Properties (the "Acquired Companies") had been acquired as of January 1, 2017. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company, Lattner, Valley Forge and the Pinnacle Properties, prior to the acquisition, with adjustments directly attributable to the acquisitions.

	Year Ended December 31, 2018
(In thousands)	Boyd Gaming Corporate (As Reported)	Acquired Companies	Boyd Gaming Corporate (Pro Forma)
Total revenues	$2,626,730	$666,928	$3,293,658
Net income from continuing operations, net of tax	$114,701	$16,589	$131,290
Basic net income per share	$1.01		$1.15
Diluted net income per share	$1.00		$1.14

	Year Ended December 31, 2017
(In thousands)	Boyd Gaming Corporate (As Reported)	Acquired Companies	Boyd Gaming Corporate (Pro Forma)
Total revenues	$2,400,819	$861,454	$3,262,273
Net income from continuing operations, net of tax	$167,998	$4,464	$172,462
Basic net income per share	$1.46		$1.50
Diluted net income per share	$1.45		$1.49

Pro Forma and Other Adjustments
The unaudited pro forma results, as presented above, include adjustments to record: (i) rent expense under the Master Lease; (ii) the net incremental depreciation expense for the adjustment of property and equipment to fair value and the allocation of a portion of the purchase price to amortizing intangible assets; (iii) the increase in interest expense incurred on the incremental borrowings incurred by Boyd to fund the acquisition along with the Belterra Park Mortgage; (iv) the estimated tax effect of the pro forma adjustments and on the historical taxable income of the Acquired Companies; and (v) miscellaneous adjustments as a result of the preliminary purchase price allocation on the amortization of certain assets and liabilities.

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

Pursuant to the terms of the Purchase Agreement, Boyd acquired from Seller all of the issued and outstanding membership interests of Cannery and Eastside Cannery (the "Canneries Acquisition"). With the closing of the Canneries Acquisition, both Cannery and Eastside Cannery became wholly owned subsidiaries of Boyd. Accordingly, the assets and liabilities of Cannery and Eastside Cannery are included in our consolidated balance sheets as of December 31, 2018 and 2017 and the results of their operations and cash flows in our consolidated statements of operations and cash flows, respectively, for the year ended December 31, 2018 and 2017 and the period from December 20, 2016 through December 31, 2016. The Cannery and Eastside Cannery are modern casinos and hotels in the Las Vegas Valley that offer premium accommodations, gaming, dining, entertainment and retail, and are aggregated into our Las Vegas Locals segment (see Note 1, Summary of Significant Accounting Policies). The net purchase price was $228.2 million.

The fair value of the consideration transferred to the Seller on the acquisition date included the purchase price of the net assets transferred. The total gross cash consideration was $238.6 million. In addition, the Purchase Agreement provided for a working capital adjustment to the purchase consideration. This adjustment was calculated during second quarter 2017 and paid during the third quarter, resulting in an additional $1.2 million being paid to Seller.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Acquisition Method of Accounting
The Company followed the acquisition method of accounting according to the guidance of ASC 805. For purposes of these financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values, as determined by management based on its judgment with assistance from third-party appraisals. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

The following table summarizes the components and allocation of the purchase price:

(In thousands)	Final Purchase Price Allocation
Current assets	$21,584
Property and equipment	125,082
Other long-term assets	3,419
Intangible and other assets	15,450
Total acquired assets	165,535

Current liabilities	10,866
Total liabilities assumed	10,866
Net identifiable assets acquired	154,669
Goodwill	85,052
Net assets acquired	$239,721

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$7,870
Buildings and improvements	10 - 40 years	107,268
Furniture and equipment	3 - 7 years	9,820
Construction in progress		124
Property and equipment acquired		$125,082

The goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.9 million, $1.1 million and $10.5 million of acquisition related costs that were expensed for the year ended December 31, 2018, 2017 and 2016, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Canneries Acquisition for the period subsequent to their acquisition as such amounts are not material for the twelve months ended December 31, 2016.

Aliante Casino + Hotel + Spa
On September 27, 2016, Boyd Gaming completed the acquisition of ALST Casino Holdco LLC ("ALST"), the holding company of Aliante Gaming, LLC, which owns and operates Aliante. Pursuant to the Merger Agreement, Merger Sub merged with and into ALST (the "Merger"), with ALST surviving the Merger. ALST and Aliante are now wholly owned subsidiaries of Boyd Gaming. Accordingly, the acquired assets and liabilities of Aliante are included in our consolidated balance sheets as of December 31, 2018 and 2017 and the results of its operations and cash flows in our consolidated statements of operations and cash flows, respectively, for the year ended December 31, 2018 and 2017 and the period from September 27, 2016 through December 31, 2016. Aliante is

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

an upscale, resort-style casino and hotel situated in North Las Vegas offering premium accommodations, gaming, dining, entertainment and retail, and is aggregated into our Las Vegas Locals segment (See Note 1, Summary of Significant Accounting Policies.) The net purchase price was $372.3 million.

The fair value of the consideration transferred on the acquisition date included the purchase price of the net assets transferred. The total gross cash consideration was $399.1 million.

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

The following table presents the components and allocation of the purchase price:

(In thousands)	Final Purchase Price Allocation
Current assets	$31,886
Property and equipment	225,549
Intangible and other assets	18,148
Total acquired assets	275,583

Current liabilities	6,208
Other liabilities	553
Total liabilities assumed	6,761
Net identifiable assets acquired	268,822
Goodwill	130,324
Net assets acquired	$399,146

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$16,680
Buildings and improvements	10 - 45 years	200,770
Furniture and equipment	3 - 7 years	8,099
Property and equipment acquired		$225,549

All of the goodwill was assigned to the Las Vegas Locals reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.8 million, $1.0 million and $2.2 million of acquisition related costs that were expensed for the year ended December 31, 2018, 2017 and 2016, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Aliante acquisition for the period subsequent to their acquisition as such amounts are not material for the twelve months ended December 31, 2016.

Investment in and Divestiture of Borgata
On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in Marina District Development Holding Company, LLC ("MDDHC"), the parent company of Borgata, to MGM, pursuant to an Equity Purchase Agreement ("Purchase Agreement") entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

subsidiary of Boyd ("Seller"), and MGM. Pursuant to the Purchase Agreement, MGM acquired from Boyd Gaming 49% of its 50% membership interest in MDDHC and, immediately thereafter, MDDHC redeemed Boyd Gaming’s remaining 1% membership interest in MDDHC (collectively, the "Transaction"). Following the Transaction, MDDHC became a wholly owned subsidiary of MGM.

In consideration for the Transaction, MGM paid Boyd Gaming $900 million. The initial net cash proceeds were approximately $589 million, net of certain expenses and adjustments on the closing date, including outstanding indebtedness, cash and working capital. The after-tax gain on the sale of Borgata was $181.7 million and is included in discontinued operations in the year ended December 31, 2016. The initial proceeds did not include our 50% share of any future property tax settlement benefits, from the time period during which we held a 50% ownership in MDDHC, to which Boyd Gaming retained the right to receive upon payment. During 2016, we recognized $9.1 million in income, which is included in discontinued operations, for the cash we received for our share of property tax benefits realized by Borgata subsequent to the closing of the sale. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it would receive payments totaling $72 million to resolve the property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the year ended December 31, 2017, we recognized $36.2 million in income for the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale. These proceeds, net of tax of $14.8 million for the year ended December 31, 2017, are included in discontinued operations in the consolidated financial statements. During the year ended December 31, 2018, we recognized $0.3 million in income, net of tax, for the cash received for our share of miscellaneous recoveries realized by Borgata during that period, which are included in discontinued operations in the consolidated financial statements.

We accounted for our investment in Borgata applying the equity method, through the date of the sale, and, as a result of the sale, we reported the results as discontinued operations for all periods presented in these consolidated financial statements.

The table below summarizes the results of operations information for the period prior to the date of divestiture:

Seven Months Ended
(In thousands)	July 31, 2016
Total revenues	$485,510
Operating expenses	366,812
Operating income	118,698
Interest expense	26,378
Loss on early extinguishments of debt	1,628
State income tax expense (benefit)	8,274
Net income	$82,418

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2018	2017
Land	$316,590	$294,533
Buildings and improvements	3,084,337	2,935,539
Furniture and equipment	1,480,917	1,311,704
Riverboats and barges	240,507	238,926
Construction in progress	66,752	59,538
Total property and equipment	5,189,103	4,840,240
Less accumulated depreciation	2,473,039	2,300,454
Property and equipment, net	$2,716,064	$2,539,786

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $212.1 million, $199.3 million and $179.6 million, respectively.

NOTE 4.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles:
Customer relationships	7.3 years	$65,400	$(15,113)	$—	$50,287
Favorable lease rates	37.0 years	11,730	(3,302)	—	8,428
Development agreement	—	21,373	—	—	21,373
Host agreements	14.4 years	58,000	(2,256)	—	55,744
		156,503	(20,671)	—	135,832

Indefinite lived intangible assets:
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,341,685	(33,960)	(179,974)	1,127,751
		1,549,072	(33,960)	(184,274)	1,330,838
Balance, December 31, 2018		$1,705,575	$(54,631)	$(184,274)	$1,466,670

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Host Agreements
Host agreements represent the value associated with our host establishment relationships. The value of host agreements is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to these establishments, discounted to present value at a risk-adjusted rate of return.

Indefinite Lived Intangible Assets
Trademarks
Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the trade

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Activity for the Years Ended December 31, 2018, 2017 and 2016
The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Favorable Lease Rates	Development Agreements	Host Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2016	$26,306	$33,373	$21,373	$—	$126,001	$683,001	$890,054
Additions	8,480	—	—	—	24,200	—	32,680
Impairments	—	—	—	—	(800)	(23,600)	(24,400)
Amortization	(15,324)	(1,042)	—	—	—	—	(16,366)
Other	—	—	—	—	(14)	—	(14)
Balance, December 31, 2016	19,462	32,331	21,373	—	149,387	659,401	881,954
Additions	—	—	—	—	—	—	—
Purchase price adjustment	920	—	—	—	(1,800)	—	(880)
Impairments	—	—	—	—	—	—	—
Amortization	(14,452)	(228)	—	—	—	—	(14,680)
Other (1)	—	(23,448)	—	—	—	—	(23,448)
Balance, December 31, 2017	5,930	8,655	21,373	—	147,587	659,401	842,946
Additions	56,000	—	—	58,000	55,500	468,350	637,850
Impairments	—	—	—	—	—	—	—
Amortization	(11,643)	(227)	—	(2,256)	—	—	(14,126)
Balance, December 31, 2018	$50,287	$8,428	$21,373	$55,744	$203,087	$1,127,751	$1,466,670

(1) In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to terminate the existing lease and purchase the land subject to the lease therefore combining the remaining unamortized favorable lease rate asset into the cost of the land asset.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Future Amortization
Customer relationships are being amortized on an accelerated basis over an estimated life of seven years. Favorable lease rates are being amortized on a straight-line basis over a weighted-average original useful life of 37.0 years. Host agreements are being amortized on a straight-line basis over 15 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Favorable Lease Rates	Host Agreements	Total
For the year ending December 31,
2019	$14,485	$228	$3,867	$18,580
2020	14,435	228	3,867	18,530
2021	9,885	228	3,867	13,980
2022	6,025	228	3,867	10,120
2023	2,988	228	3,867	7,083
Thereafter	2,469	7,288	36,409	46,166
Total future amortization	$50,287	$8,428	$55,744	$114,459

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations
As a result of our annual impairment testing in the fourth quarter of 2018 and 2017, there were no impairment charges recognized.

During the year ended 2016, we recognized non-cash impairment charges of $23.6 million of gaming licenses and $0.8 million of trademarks in our Midwest & South segment. These amounts are included in impairments of assets in the consolidated statements of operations for the year ended December 31, 2016.

NOTE 5.     GOODWILL
Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$593,567	$—	$(165,479)	$428,088
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	645,613	—	(12,462)	633,151
Balance, December 31, 2018	$1,246,177	$(6,134)	$(177,941)	$1,062,102

Changes in Goodwill
During the year ended December 31, 2018, we recorded $173.9 million of goodwill, in our Midwest & South segment related to our acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and the Pinnacle properties on October 15, 2018 (see Note 2, Acquisitions and Divestitures). During the year ended December 31, 2017, we recorded $61.7 million of goodwill, in our Las Vegas Locals segment related to our acquisitions of Aliante on September 27, 2016 and Cannery and Eastside Cannery on December 20, 2016 as the acquisition accounting was finalized in 2017 (see Note 2, Acquisitions and Divestitures). Goodwill decreased approximately $12.5 million during 2016 due to an impairment in the Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2018, 2017 and 2016.

(In thousands)	Goodwill, Net
Balance, January 1, 2016	$685,310
Additions	153,628
Impairments	(12,462)
Balance, December 31, 2016	826,476
Additions	—
Impairments	—
Final purchase price adjustment	61,748
Balance, December 31, 2017	888,224
Additions	173,878
Impairments	—
Balance, December 31, 2018	$1,062,102

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2018	2017
Payroll and related expenses	$85,532	$70,724
Interest	35,734	19,858
Gaming liabilities	59,823	55,961
Player loyalty program liabilities	25,251	24,489
Advance deposits	21,687	18,922
Outstanding chip liabilities	7,449	4,928
Dividends payable	6,705	5,632
Other accrued liabilities	91,994	54,632
Total accrued liabilities	$334,175	$255,146

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs consists of the following:

		December 31, 2018
	Interest			Unamortized
	Rates at	Outstanding	Unamortized	Origination	Long-Term
(In thousands)	Dec. 31, 2018	Principal	Discount	Fees and Costs	Debt, Net
Bank credit facility	4.651%	$1,771,330	$(1,286)	$(21,515)	$1,748,529
6.875% senior notes due 2023	6.875%	750,000	—	(7,701)	742,299
6.375% senior notes due 2026	6.375%	750,000	—	(9,594)	740,406
6.000% senior notes due 2026	6.000%	700,000	—	(10,639)	689,361
Other	11.010%	58,705	—	—	58,705
Total long-term debt		4,030,035	(1,286)	(49,449)	3,979,300
Less current maturities		24,181	—	—	24,181
Long-term debt, net		$4,005,854	$(1,286)	$(49,449)	$3,955,119

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Boyd Gaming Corporation Debt
Bank Credit Facility
Credit Agreement
On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to Amendment No. 2 and Refinancing Amendment (the "Credit Agreement"), among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

The Joinder Agreement modified the Credit Agreement solely to join additional financial institutions as lenders and to provide for (i) increased commitments under the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) by an amount equal to $170.5 million resulting in total availability under the Revolving Credit Facility of an amount equal to $945.5 million and (ii) commitments from lenders to make additional Term A Loans (as defined in the Credit Agreement) in an amount equal to $49.5 million resulting in aggregate outstanding Term A Loans under the Credit Agreement in an amount equal to approximately $248.4 million.

Amounts Outstanding
The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,
(In thousands)	2018	2017
Revolving Credit Facility	$320,000	$170,000
Term A Loan	248,351	210,938
Refinancing Term B Loans	1,152,679	1,170,016
Swing Loan	50,300	70,100
Total outstanding principal amounts	$1,771,330	$1,621,054

The Refinancing Term B Loans mature on September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events). The Revolving Credit Facility and the Term A Loan mature on September 15, 2021 (or earlier upon occurrence or non-occurrence of certain events).

At December 31, 2018 approximately $1.8 billion was outstanding under the bank credit facility. With a total revolving credit commitment of $945.5 million available under the bank credit facility, $320.0 million was borrowed on the Revolving Credit Facility, $50.3 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, the remaining contractual availability of $562.5 million.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
March 31, 2018 through December 31, 2018	6.25	to	1.00
March 31, 2019 through December 31, 2019	6.00	to	1.00
March 31, 2020 through December 31, 2020	5.75	to	1.00
March 31, 2021 and thereafter	5.50	to	1.00

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

Senior Notes
6.000% Senior Notes due August 2026
Significant Terms
On June 25, 2018, we issued $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 (the "6.000% Notes"). The 6.000% Notes require semi-annual interest payments on February 15 and August 15 of each year, commencing on August 15, 2018. The 6.000% Notes will mature on August 15, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are or will be, as applicable, 100% owned by us.

The net proceeds from the debt issuance were ultimately used to fund the acquisitions of Valley Forge and the four Pinnacle properties.

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

At any time prior to August 15, 2021, we may redeem the 6.000% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest (as defined in the indenture governing the 6.000% Notes), if any, up to, but excluding, the applicable redemption date, plus a make-whole premium. On or after August 15, 2021, we may redeem all or a portion of the 6.000% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 103% in 2021 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

In connection with this private placement of the 6.000% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 6.000% Notes. We filed the required registration statement and commenced the exchange offer during June 2018. The exchange offer was completed on July 9, 2018 and our obligations under the registration rights agreement have been fulfilled.

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

6.875% Senior Notes due May 2023
On May 21, 2015, we issued $750 million aggregate principal amount of 6.875% senior notes due May 2023 (the "6.875% Notes"). The 6.875% Notes require semi-annual interest payments on May 15 and November 15 of each year. The 6.875% Notes will mature on May 15, 2023 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

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

Other Notes
On October 15, 2018, Boyd completed the acquisition of the Pinnacle Properties. Concurrently with the acquisition, Boyd (Ohio) PropCo, LLC, acquired the real estate associated with Belterra Park in Cincinnati, Ohio (the "Belterra Park Real Property Sale")

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

utilizing mortgage financing from a subsidiary of GLPI, pursuant to the Belterra Park Purchase Agreement, and a Novation Agreement. Pursuant to the Novation Agreement, Gold Merger Sub, the original purchaser under the Belterra Park Purchase Agreement, assigned, transferred and conveyed to Boyd PropCo and Boyd PropCo accepted Gold Merger Sub’s rights, title and interest in the Belterra Park Purchase Agreement ("Belterra Park Note").

The total Belterra Park Note payable to Gold Merger Sub is $57.7 million. The Belterra Park Note provides for interest at a per annum for any monthly period equal to (a) the sum of (i) the building base rent, as defined in the master lease agreement, payable for such period annualized, plus (ii) the land base rent, as defined in the master lease agreement, payable for such period annualized, plus (iii) the percentage rent, as defined in the master lease agreement, payable for such period annualized divided by (b) the outstanding principal balance of this Belterra Park Note, divided by (c) the number twelve. The interest rate as of December 31, 2018 is 11.11%. Interest payments are due monthly with a balloon payment for the outstanding principal due at the maturity date. The maturity date is the earlier to occur of (a) the expiration of the master lease term and (b) the termination of the master lease agreement.

Loss on Early Extinguishments and Modifications of Debt
The components of the loss on early extinguishments and modifications of debt, are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Boyd Gaming Credit Facility deferred finance charges	$61	$1,086	$6,629
Amendment No.2 and Refinancing Amendment	—	496	—
9.00% Senior Notes premium and consent fees	—	—	15,750
9.00% Senior Notes deferred finance charges	—	—	5,976
8.375% Senior Notes deferred finance charges	—	—	4,497
Peninsula Credit Facility deferred finance charges	—	—	9,512
Total loss on early extinguishments and modifications of debt	$61	$1,582	$42,364

Covenant Compliance
As of December 31, 2018, we believe that we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2018, the available borrowing capacity under our Credit Facility was $562.5 million.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

(In thousands)	Total
For the year ending December 31,
2019	$24,181
2020	24,316
2021	609,011
2022	12,744
2023	1,852,099
Thereafter	1,507,684
Total outstanding principal of long-term debt	$4,030,035

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

NOTE 8.    INCOME TAXES
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2018	2017
Deferred tax assets
Federal net operating loss carryforwards	$102,806	$110,350
State net operating loss carryforwards	55,478	45,096
Share-based compensation	15,127	14,226
Other	53,434	35,161
Gross deferred tax assets	226,845	204,833
Valuation allowance	(39,516)	(28,821)
Deferred tax assets, net of valuation allowance	187,329	176,012

Deferred tax liabilities
Difference between book and tax basis of property and intangible assets	259,495	219,090
State tax liability	38,891	33,777
Other	10,205	9,802
Gross deferred tax liabilities	308,591	262,669
Deferred tax liabilities, net	$121,262	$86,657

At December 31, 2018, we have unused federal general business tax credits of approximately $11.3 million which may be carried forward or used until expiration beginning in 2031 and alternative minimum tax credits of $11.0 million which may be used or refunded through 2022. We have a federal income tax net operating loss of approximately $489.6 million, which may be carried forward or used until expiration beginning in 2033, assuming no significant change in ownership. We also have state income tax net operating loss carryforwards of approximately $936.5 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2019 to 2038, if not fully utilized.

On December 22, 2017, the U.S. government enacted the Tax Act. As part of our analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $60.1 million in the period ending December 31, 2017. The tax benefit was due to the corporate federal tax rate reduction on our net deferred tax liability.

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

We have maintained a valuation allowance of $39.5 million against certain federal and state deferred tax assets as of December 31, 2018 due to uncertainties related to our ability to realize the tax benefits associated with these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Provision (Benefit) for Income Taxes
A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$(584)	$(10,367)	$—
State	5,897	5,335	1,242
Total current taxes provision	5,313	(5,032)	1,242
Deferred
Federal	29,434	6,449	(192,472)
State	5,584	1,698	(8,703)
Total deferred taxes benefit	35,018	8,147	(201,175)
Provision (benefit) for income taxes from continuing operations	$40,331	$3,115	$(199,933)

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$40,331	$3,115	$(199,933)
Provision (benefit) for income taxes from discontinued operations	136	14,855	146,379
Provision (benefit) for income taxes from continuing and discontinued operations	$40,467	$17,970	$(53,554)

Our tax provision for the year ended December 31, 2018 was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by utilization of tax credits.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
Federal statutory rate change on deferred tax liability	—%	(35.2)%	—%
State income taxes, net of federal benefit	5.9%	2.7%	(60.8)%
Compensation-based credits	(1.9)%	(1.0)%	(22.3)%
Valuation allowance for deferred tax assets	—%	—%	(2,548.1)%
Nondeductible expenses	0.7%	0.5%	10.6%
Tax exempt interest	(0.2)%	(0.3)%	(7.1)%
Company provided benefits	0.1%	0.5%	15.2%
Other, net	0.4%	(0.4)%	3.7%
Effective tax rate	26.0%	1.8%	(2,573.8)%

Status of Examinations
We generated net operating losses on our federal income tax returns for years 2011 through 2013. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized.

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period September 2019 through October 2022.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Unrecognized tax benefit, beginning of year	$2,482	$2,482	$2,482
Additions:
Tax positions related to current year	—	—	—
Reductions:
Tax position related to prior years	—	—	—
Unrecognized tax benefits, end of year	$2,482	$2,482	$2,482

Included in the $2.5 million balance of unrecognized tax benefits at December 31, 2018, are $2.0 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize interest related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2018, we recognized interest and penalties of approximately $0.1 million in our tax provision. We have accrued $1.0 million of interest and penalties at both December 31, 2018 and 2017 in our consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. As of December 31, 2018 and 2017, under the Mulvane Development Agreement, Kansas Star recorded $1.7 million at each date, which is included in accrued liabilities on the consolidated balance sheets and $7.4 million, net of a $3.0 million discount, and $8.2 million, net of a $3.5 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.7 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2018 and 2017, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $13.4 million, net of a $2.5 million discount, and $13.8 million, net of a $2.6 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Public Parking Facility Agreement
Diamond Jo Dubuque has an agreement with the City for use of the public parking facility adjacent to Diamond Jo Dubuque's casino and owned and operated by the City (the "Parking Facility Agreement"). The Parking Facility Agreement calls for: (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility; and (ii) the payment by the Company to the City of $80 per parking space in the public parking facility per year, subject to annual increases based on any increase in the Consumer Price Index, which funds will be deposited into a special sinking fund and used by the City for capital expenditures necessary to maintain the public parking facility. Operating costs of the parking facility incurred by Diamond Jo Dubuque are expensed as incurred. Deposits to the sinking fund are recorded as other assets. When the sinking fund is used for capital improvements, such amounts are capitalized and amortized over their remaining useful life.

Iowa Qualified Sponsoring Organization Agreements
Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque expensed $3.1 million, $3.1 million and $3.0 million, in the year ended December 31, 2018, 2017 and 2016, respectively, related to its agreement. Diamond Jo Worth expensed $4.9 million, $5.0 million and $4.9 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

In July 2012, the Company and the Tribe amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligate us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, to assist the Tribe in its development and oversight of the gaming facility construction. In the current year, as progress is being made with the development, pre-development costs were approximately $8.9 million. Upon opening, we will manage the gaming facility. The pre-development costs funded by us are reimbursable to us with future cash flows from the operations of the gaming facility under terms of a note receivable from the Tribe.

In January 2017, the Company funded the acquisition of land that is the intended site of the Wilton Rancheria casino and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of the Tribe. The cost of the land is recorded as a receivable on our consolidated balance sheet, and we expect to be reimbursed for this cost when project financing is in place. Should the project be abandoned, ownership of the land would revert to the Company.

The Agreements provide that the Company will receive future revenue for its services to the Tribe contingent upon successful development of the gaming facility and based on future revenues at the gaming facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

Master Lease Agreement
On October 15, 2018, Boyd completed the acquisition of the Pinnacle Properties. Pursuant to the Pinnacle Purchase Agreement, Boyd TCIV entered into a Master Lease, dated October 15, 2018 (the "Master Lease"), with Gold Merger Sub, as landlord, and Boyd TCIV, as tenant, pursuant to which the landlord agreed to lease to Boyd TCIV the facilities associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal. The term of this Master Lease may be extended for five separate renewal terms of five years each. The monthly lease payment consists of the following, (i) the building base rent, as defined in the Master Lease

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

agreement, plus (ii) the land base rent, as defined in the Master Lease agreement, plus (iii) the percentage rent, as defined in the Master Lease agreement. Each and every other lease year commencing with the third lease year, the percentage rent will reset based on a calculation defined in the Master Lease agreement.

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases, which are primarily related to land leases are as follows:

(In thousands)	Lease Obligations
For the year ending December 31,
2019	$127,936
2020	124,920
2021	121,516
2022	114,293
2023	113,588
Thereafter	577,801
Total	$1,180,054

Rent expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 was $53.0 million, $30.3 million, and $31.0 million, respectively, and primarily relates to land leases and advertising-related expenses. The year ended December 31, 2018 includes $20.7 million of expense related to the Master Lease agreement.

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Minimum Rental Income
For the year ending December 31,
2019	$8,022
2020	4,003
2021	1,585
2022	1,264
2023	1,126
Thereafter	1,042
Total	$17,042

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 10.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million. We are not obligated to repurchase any shares under this program. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). There were 1.9 million shares and 1.2 million shares repurchased during the years ended December 31, 2018 and 2017, respectively. There were no share

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

repurchases during the year ended December 31, 2016. As of December 31, 2018, $0.6 million remained available under the 2008 Plan and $100.0 million remained under the 2018 Plan.

The following table provides information regarding share repurchases during the referenced periods.(1)

(In thousands, except per share data)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Shares repurchased (2)	1,853	1,198
Total cost, including brokerage fees	$59,570	$31,927
Average repurchase price per share (3)	$32.14	$26.64
(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2018 and 2017. These amounts exclude repurchases traded but not yet settled on or before December 31, 2018 and 2017.
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

On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board under this program are:

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06

No dividends were declared during the year ended December 31, 2016.

Stock Incentive Plan
In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 3.8 million shares remain available for grant at December 31, 2018. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2018 was approximately 8.7 million shares.

Grants made under the 2012 Plan include provisions that entitle the grantee to automatic vesting acceleration in the event of a grantee’s separation from service (including as a result of retirement, death or disability), other than for cause (as defined), after

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Summarized stock option plan activity is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2016	4,605,055	$26.14
Granted	216,509	17.50
Canceled	(1,260,750)	38.63
Exercised	(452,898)	6.49
Outstanding at December 31, 2016	3,107,916	23.36
Granted	—	—
Canceled	(1,323,500)	39.30
Exercised	(241,964)	8.61
Outstanding at December 31, 2017	1,542,452	11.99
Granted	—
Canceled	(25,000)	3.31
Exercised	(338,426)	10.47
Outstanding at December 31, 2018	1,179,026	$11.98	4.5	$10,377

Exercisable at December 31, 2017	1,335,717	$11.00	4.8	$32,128

Exercisable at December 31, 2018	1,106,860	$11.60	4.3	$10,159

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.22	25,510	3.9	$5.22	25,510	$5.22
6.70	109,863	2.9	6.70	109,863	6.70
7.55	38,000	0.8	7.55	38,000	7.55
8.34	283,147	1.8	8.34	283,147	8.34
9.86	202,068	4.9	9.86	202,068	9.86
11.57	157,322	4.8	11.57	157,322	11.57
17.75	207,337	7.9	17.75	135,171	17.75
19.98	155,779	6.3	19.98	155,779	19.98
$5.22-$19.98	1,179,026	4.5	$11.98	1,106,860	$11.60

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2018, 2017 and 2016 was $7.8 million, $3.9 million, and $5.9 million, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was approximately $1.2 million, $1.6 million, and $2.0 million, respectively. As of December 31, 2018, there was approximately $0.1 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately 0.9 years, the weighted-average remaining requisite service period.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Summarized RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,320,826
Granted	542,220	$18.06
Canceled	(30,400)
Awarded	(871,528)
Outstanding at December 31, 2016	1,961,118
Granted	442,879	$27.40
Canceled	(38,964)
Awarded	(727,821)
Outstanding at December 31, 2017	1,637,212
Granted	510,989	$25.05
Canceled	(18,250)
Awarded	(416,084)
Outstanding at December 31, 2018	1,713,867

As of December 31, 2018, there was approximately $14.4 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 2.6 years.

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
The PSU grant awarded in December 2014 resulted in a total of 486,805 shares being issued during first quarter 2018, representing approximately 1.57 shares per PSU. Of the 486,805 shares issued, a total of 149,268 were surrendered by the participants for

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

payroll taxes, resulting in a net issuance of 337,537 shares due to the vesting of the 2014 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2017; therefore, the vesting of the PSUs did not impact compensation costs in our 2018 consolidated statement of operations.

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

Summarized PSU activity is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,249,480
Granted	241,235	$17.75
Performance Adjustment	(148,272)
Canceled	—
Awarded	(213,365)
Outstanding at December 31, 2016	1,129,078
Granted	275,305	$28.94
Performance Adjustment	(73,407)
Canceled	—
Awarded	(268,429)
Outstanding at December 31, 2017	1,062,547
Granted	287,374	$24.42
Performance Adjustment	176,754
Canceled	(2,450)
Awarded	(486,805)
Outstanding at December 31, 2018	1,037,420

As of December 31, 2018, there was approximately $7.6 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 2.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.4 million shares will be issued to settle the PSUs outstanding at December 31, 2018.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Summarized Career Shares activity is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	968,575
Granted	73,064	$19.01
Canceled	—
Awarded	—
Outstanding at December 31, 2016	1,041,639
Granted	66,000	$20.41
Canceled	(11,236)
Awarded	(82,944)
Outstanding at December 31, 2017	1,013,459
Granted	40,492	$34.48
Canceled	(5,335)
Awarded	(27,331)
Outstanding at December 31, 2018	1,021,285

As of December 31, 2018, there was approximately $1.0 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock Options	$154	$1,193	$1,974
Restricted Stock Units	10,219	7,463	8,883
Performance Stock Units	13,647	7,381	3,353
Career Shares	1,359	1,376	1,308
Total share-based compensation costs	$25,379	$17,413	$15,518

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Gaming	$490	$363	$428
Food & beverage	94	69	82
Room	44	33	39
Selling, general and administrative	2,488	1,846	2,176
Corporate expense	22,263	15,102	12,793
Total share-based compensation expense	$25,379	$17,413	$15,518

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,417	$249,417	$—	$—
Restricted cash	23,785	23,785	—	—
Investment available for sale	15,772	—	—	15,772

Liabilities
Contingent payments	$2,407	$—	$—	$2,407

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$203,104	$203,104	$—	$—
Restricted cash	24,175	24,175	—	—
Investment available for sale	17,752	—	—	17,752

Liabilities
Contingent payments	$2,887	$—	$—	$2,887

Cash and Cash Equivalents and Restricted Cash
The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2018 and 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2018 and 2017. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2018 and 2017 is a discount rate of 11.2% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At both December 31, 2018 and 2017, $0.5 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2018 and 2017, $15.3 million and $17.3 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $2.8 million and $2.9 million as of December 31, 2018 and 2017, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments
In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of 10 years commencing December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at December 31, 2018 and 2017 is a discount rate of 6.8% and 9.2%, respectively. At both December 31, 2018 and 2017, there was a current liability of $0.8 million related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets, and long-term obligations of $1.6 million and $2.1 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2018
	Assets	Liabilities
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at January 1, 2018	$17,752	$(2,887)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	144	(249)
Included in other comprehensive income (loss)	(1,649)	—
Included in other items, net	—	(110)
Purchases, sales, issuances and settlements:
Settlements	(475)	839
Balance at December 31, 2018	$15,772	$(2,407)

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

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

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,943	$24,477	$29,591	Level 3

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$31,729	$25,602	$26,999	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,771,330	$1,748,529	$1,720,654	Level 2
6.875% Senior Notes due 2023	750,000	742,299	757,500	Level 1
6.375% Senior Notes due 2026	750,000	740,406	724,688	Level 1
6.000% Senior Notes due 2026	700,000	689,361	657,125	Level 1
Other	58,705	58,705	58,705	Level 3
Total debt	$4,030,035	$3,979,300	$3,918,672

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

	December 31, 2017
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Credit Facility	$1,621,054	$1,595,703	$1,625,178	Level 2
6.875% Senior Notes due 2023	750,000	740,545	798,750	Level 1
6.375% Senior Notes due 2026	750,000	739,128	810,000	Level 1
Other	504	504	504	Level 3
Total debt	$3,121,558	$3,075,880	$3,234,432

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about December 31, 2018 and December 31, 2017. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2018 and December 31, 2017. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, beginning in 2018; and (2) capital leases with various maturity dates from 2019 to 2026. It is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2018 and 2017.

NOTE 12.    EMPLOYEE BENEFIT PLANS
We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $4.3 million, $4.4 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 13.    SEGMENT INFORMATION
We have aggregated certain of our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Total Revenues and Adjusted EBITDA
We evaluate each of our property's profitability based upon Property Adjusted EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, and gain or loss on early retirements of debt, as applicable. Total Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for our Illinois distributed gaming operator are included in our Midwest & South segment.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Year Ended December 31, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$565,579	$155,107	$100,110	$52,708	$873,504
Downtown Las Vegas	132,870	55,767	26,943	32,530	248,110
Midwest & South	1,226,975	157,014	72,447	48,680	1,505,116
Total Revenues	$1,925,424	$367,888	$199,500	$133,918	$2,626,730

	Year Ended December 31, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$563,785	$154,451	$98,406	$51,735	$868,377
Downtown Las Vegas	133,072	54,451	24,623	32,295	244,441
Midwest & South	1,043,411	137,477	63,766	43,347	1,288,001
Total Revenues	$1,740,268	$346,379	$186,795	$127,377	$2,400,819

	Year Ended December 31, 2016
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$422,375	$108,541	$82,566	$41,533	$655,015
Downtown Las Vegas	133,165	52,849	20,209	30,347	236,570
Midwest & South	1,054,853	141,315	66,616	44,890	1,307,674
Total Revenues	$1,610,393	$302,705	$169,391	$116,770	$2,199,259

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDA to operating income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Adjusted EBITDAR
Las Vegas Locals	$274,344	$249,906	$176,066
Downtown Las Vegas	56,517	54,613	52,341
Midwest & South	432,366	364,458	367,579
Total Reportable Segment Adjusted EBITDAR	763,227	668,977	595,986
Corporate expense	(81,938)	(73,046)	(59,875)
Adjusted EBITDAR	681,289	595,931	536,111
Master lease rent expense	(20,682)	—	—
Adjusted EBITDA	660,607	595,931	536,111

Other operating costs and expenses
Deferred rent	1,100	1,267	3,266
Depreciation and amortization	229,979	217,522	196,226
Project development, preopening and writedowns	45,698	14,454	22,107
Share-based compensation expense	25,379	17,413	15,518
Impairments of assets	993	(426)	38,302
Other operating charges, net	2,174	1,900	284
Total other operating costs and expenses	305,323	252,130	275,703
Operating income	$355,284	$343,801	$260,408

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	December 31,
(In thousands)	2018	2017
Assets
Las Vegas Locals	$1,732,138	$1,792,119
Downtown Las Vegas	169,495	170,574
Midwest & South	3,562,926	2,496,957
Total Reportable Segment assets	5,464,559	4,459,650
Corporate	291,780	226,280
Total assets	$5,756,339	$4,685,930

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Capital Expenditures
The Company's capital expenditures by Reportable Segment, consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Capital Expenditures:
Las Vegas Locals	$33,503	$59,382	$42,069
Downtown Las Vegas	12,885	21,705	28,431
Midwest & South	69,285	37,657	73,255
Total Reportable Segment Capital Expenditures	115,673	118,744	143,755
Corporate	50,238	71,673	16,672
Total Capital Expenditures	165,911	190,417	160,427
Change in Accrued Property Additions	(4,367)	47	(69)
Cash-Based Capital Expenditures	$161,544	$190,464	$160,358

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 14.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information:

	Year Ended December 31, 2018
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Total revenues	$606,118	$616,793	$612,196	$791,623	$2,626,730
Operating income	94,774	96,258	69,568	94,684	355,284

Income from continuing operations, net of tax	$41,399	$38,598	$11,837	$22,867	$114,701
Income from discontinued operations, net of tax	—	347	—	—	347
Net income	$41,399	$38,945	$11,837	$22,867	$115,048

Basic net income per common share:
Continuing operations	$0.36	$0.34	$0.10	$0.21	$1.01
Discontinued operations	—	—	—	—	—
Basic net income per common share	$0.36	$0.34	$0.10	$0.21	$1.01
Diluted net income per common share:
Continuing operations	$0.36	$0.34	$0.10	$0.20	$1.00
Discontinued operations	—	—	—	—	—
Diluted net income per common share	$0.36	$0.34	$0.10	$0.20	$1.00

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

	Year Ended December 31, 2017
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Total revenues	$610,065	$604,124	$591,542	$595,088	$2,400,819
Operating income	94,830	89,554	78,940	80,477	343,801

Income from continuing operations, net of tax	$35,076	$27,692	$23,157	$82,073	$167,998
Income from discontinued operations, net of tax	375	21,017	—	—	21,392
Net income	$35,451	$48,709	$23,157	$82,073	$189,390

Basic net income per common share:
Continuing operations	$0.31	$0.24	$0.20	$0.72	$1.46
Discontinued operations	—	0.18	—	—	0.19
Basic net income per common share	$0.31	$0.42	$0.20	$0.72	$1.65
Diluted net income per common share:
Continuing operations	$0.31	$0.24	$0.20	$0.71	$1.45
Discontinued operations	—	0.18	—	—	0.19
Diluted net income per common share	$0.31	$0.42	$0.20	$0.71	$1.64

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

On June 25, 2018, the Company issued 6.000% Notes, which are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our current and future domestic restricted subsidiaries. With the exception of one subsidiary, the guarantors of the 6.000% Notes are the same as for our 6.375% Notes and 6.875% Notes. The non-guarantors primarily represent our special purpose entities, tax holding companies, our less significant operating subsidiaries, our less than wholly owned subsidiaries and those properties acquired in 2018.

On January 10, 2019, Ameristar Kansas City, Ameristar St. Charles, Belterra Resort, Belterra Park and Valley Forge became guarantors of the 6.875% Notes, the 6.375% Notes, the 6.000% Notes and the Credit Facility.

The tables below present the condensed consolidating balance sheets as of December 31, 2018 and 2017, the condensed consolidating statements of operations for the years ended December 31, 2018, 2017 and 2016 and the condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016. These tables reflect the impact of the adoption of the Revenue Standard and Update 2016-18 (see Note 2, Summary of Significant Accounting Policies) and the segregation of the wholly owned subsidiary that is a guarantor for the 6.375% Notes and 6.875% Notes and a non-guarantor for the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,697	$184,544	$—	$56,176	$—	$—	$249,417
Restricted cash	—	12,989	—	10,796	—	—	23,785
Other current assets	15,636	77,846	191	33,067	—	(191)	126,549
Property and equipment, net	117,642	2,332,685	—	265,737	—	—	2,716,064
Investments in subsidiaries	6,381,321	—	—	3,861	—	(6,385,182)	—
Intercompany receivable	—	2,091,963	374,108	—	—	(2,466,071)	—
Other assets, net	33,513	29,395	—	48,844	—	—	111,752
Intangible assets, net	—	816,369	—	650,301	—	—	1,466,670
Goodwill, net	—	887,443	—	174,659	—	—	1,062,102
Total assets	$6,556,809	$6,433,234	$374,299	$1,243,441	$—	$(8,851,444)	$5,756,339

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$200	$—	$—	$24,181
Other current liabilities	160,262	202,025	—	82,904	—	329	445,520
Accumulated losses of subsidiaries in excess of investment	—	9,459	—	—	—	(9,459)	—
Intercompany payable	1,509,857	—	—	956,457	—	(2,466,314)	—
Long-term debt, net of current maturities and debt issuance costs	3,896,699	318	—	58,102	—	—	3,955,119
Other long-term liabilities	(179,645)	379,356	900	(14,833)	—	—	185,778

Total stockholders' equity (deficit)	1,145,741	5,841,990	373,399	160,611	—	(6,376,000)	1,145,741
Total liabilities and stockholders' equity	$6,556,809	$6,433,234	$374,299	$1,243,441	$—	$(8,851,444)	$5,756,339
*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$347	$199,574	$—	$3,183	$—	$—	$203,104
Restricted cash	—	14,389	—	9,786	—	—	24,175
Other current assets	78,226	20,687	234	2,782	—	(545)	101,384
Property and equipment, net	88,464	2,424,361	—	26,961	—	—	2,539,786
Investments in subsidiaries	4,913,592	—	—	18,097	—	(4,931,689)	—
Intercompany receivable	—	1,560,841	373,718	—	—	(1,934,559)	—
Other assets, net	14,725	33,369	—	38,217	—	—	86,311
Intangible assets, net	—	818,887	—	24,059	—	—	842,946
Goodwill, net	—	887,442	—	782	—	—	888,224
Total assets	$5,095,354	$5,959,550	$373,952	$123,867	$—	$(6,866,793)	$4,685,930

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$86	$—	$—	$—	$—	$23,981
Other current liabilities	130,030	212,146	—	19,578	—	(264)	361,490
Accumulated losses of subsidiaries in excess of investment	—	73,130	—	—	—	(73,130)	—
Intercompany payable	888,444	—	—	1,046,114		(1,934,558)	—
Long-term debt, net of current maturities and debt issuance costs	3,051,481	418	—	—	—	—	3,051,899
Other long-term liabilities	(95,723)	256,584	900	(10,428)	—	—	151,333

Total stockholders' equity (deficit)	1,097,227	5,417,186	373,052	(931,397)	—	(4,858,841)	1,097,227
Total liabilities and stockholders' equity	$5,095,354	$5,959,550	$373,952	$123,867	$—	$(6,866,793)	$4,685,930

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$83,508	$2,397,465	$—	$247,936	$—	$(102,179)	$2,626,730
Operating costs and expenses
Operating	—	1,212,216	—	159,163	—	—	1,371,379
Selling, general and administrative	13	335,630	—	33,681	—	(11)	369,313
Master lease rent expense	—	—	—	20,682	—	—	20,682
Maintenance and utilities	—	116,651	—	10,376	—	—	127,027
Depreciation and amortization	19,052	189,549	—	21,378	—	—	229,979
Corporate expense	100,844	403	—	2,954	—	—	104,201
Project development, preopening and writedowns	31,514	2,733	—	11,451	—	—	45,698
Impairments of assets	993	—	—	—	—	—	993
Other operating items, net	58	2,116	—	—	—	—	2,174
Intercompany expenses	203	101,965	—	—	—	(102,168)	—
Total operating costs and expenses	152,677	1,961,263	—	259,685	—	(102,179)	2,271,446
Equity in earnings (losses) of subsidiaries	311,701	(1,352)	—	—	—	(310,349)	—
Operating income (loss)	242,532	434,850	—	(11,749)	—	(310,349)	355,284
Other expense (income)
Interest expense, net	174,299	1,183	—	24,985	—	—	200,467
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	161	(371)	—	(66)	—	—	(276)
Total other expense, net	174,521	812	—	24,919	—	—	200,252
Income (loss) from continuing operations before income taxes	68,011	434,038	—	(36,668)	—	(310,349)	155,032
Income taxes benefit (provision)	47,037	(94,617)	—	7,249	—	—	(40,331)
Income (loss) from continuing operations, net of tax	115,048	339,421	—	(29,419)	—	(310,349)	114,701
Income from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$115,048	$339,421	$347	$(29,419)	$—	$(310,349)	$115,048
Comprehensive income (loss)	$113,853	$338,226	$347	$(29,419)	$—	$(309,154)	$113,853

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$73,292	$2,377,514	$—	$42,670	$—	$(92,657)	$2,400,819
Operating costs and expenses
Operating	—	1,225,765	—	38,156	—	—	1,263,921
Selling, general and administrative	44	354,423	—	7,612	—	(42)	362,037
Maintenance and utilities	—	108,092	—	1,370	—	—	109,462
Depreciation and amortization	12,041	201,401	—	4,080	—	—	217,522
Corporate expense	85,362	1,140	—	1,646	—	—	88,148
Project development, preopening and writedowns	7,806	2,758	154	3,736	—	—	14,454
Impairments of assets	600	1	—	(1,027)	—	—	(426)
Asset transactions costs	725	1,175	—	—	—	—	1,900
Other operating items, net	1,204	91,411	—	—	—	(92,615)	—
Total operating costs and expenses	107,782	1,986,166	154	55,573	—	(92,657)	2,057,018
Equity in earnings (losses) of subsidiaries	330,711	(1,374)	—	—	—	(329,337)	—
Operating income (loss)	296,221	389,974	(154)	(12,903)	—	(329,337)	343,801
Other expense (income)
Interest expense, net	169,990	1,275	—	25	—	—	171,290
Loss on early extinguishments and modifications of debt	1,582	—	—	—	—	—	1,582
Other, net	(16)	(98)	—	(70)	—	—	(184)
Total other expense (income), net	171,556	1,177	—	(45)	—	—	172,688
Income (loss) from continuing operations before income taxes	124,665	388,797	(154)	(12,858)	—	(329,337)	171,113
Income taxes benefit (provision)	64,725	(73,426)	—	5,586	—	—	(3,115)
Income (loss) from continuing operations, net of tax	189,390	315,371	(154)	(7,272)	—	(329,337)	167,998
Income from discontinued operations, net of tax	—	—	21,392	—	—	—	21,392
Net income (loss)	$189,390	$315,371	$21,238	$(7,272)	$—	$(329,337)	$189,390
Comprehensive income (loss)	$189,823	$315,804	$21,238	$(7,272)	$—	$(329,770)	$189,823

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Consolidating Statements of Operations - continued

	Year Ended December 31, 2016
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$121,939	$2,176,788	$—	$43,867	$—	$(143,335)	$2,199,259
Operating costs and expenses
Operating	1,200	1,148,170	—	37,615	—	—	1,186,985
Selling, general and administrative	49,938	265,735	—	6,584	—	2	322,259
Maintenance and utilities	—	98,741	—	1,279	—	—	100,020
Depreciation and amortization	8,767	183,524	7	3,928	—	—	196,226
Corporate expense	66,703	1,621	117	4,227	—	—	72,668
Project development, preopening and writedowns	18,079	(3,933)	641	7,320	—	—	22,107
Impairments of assets	1,440	36,862	—	—	—	—	38,302
Other operating items, net	181	103	—	—	—	—	284
Intercompany expenses	1,205	140,291	380	1,461	—	(143,337)	—
Total operating costs and expenses	147,513	1,871,114	1,145	62,414	—	(143,335)	1,938,851
Equity in earnings of subsidiaries	445,130	(2,039)	—	—	—	(443,091)	—
Operating income (loss)	419,556	303,635	(1,145)	(18,547)	—	(443,091)	260,408
Other expense (income)
Interest expense, net	157,923	46,357	5,426	25	—	—	209,731
Loss on early extinguishments and modifications of debt	28,356	14,008	—	—	—	—	42,364
Other, net	1	617	—	(73)	—	—	545
Total other expense (income), net	186,280	60,982	5,426	(48)	—	—	252,640
Income (loss) from continuing operations before income taxes	233,276	242,653	(6,571)	(18,499)	—	(443,091)	7,768
Income taxes benefit	186,955	10,935	1,917	126	—	—	199,933
Income (loss) from continuing operations, net of tax	420,231	253,588	(4,654)	(18,373)	—	(443,091)	207,701
Income from discontinued operations, net of tax	—	(899)	213,429	—	—	—	212,530
Net income (loss)	$420,231	$252,689	$208,775	$(18,373)	$—	$(443,091)	$420,231
Comprehensive income (loss)	$419,932	$252,390	$208,775	$(18,373)	$—	$(442,792)	$419,932

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(323,948)	$570,538	$(92)	$187,785	$—	$244	$434,527
Cash flows from investing activities
Capital expenditures	(95,576)	(47,771)	—	(18,197)	—	—	(161,544)
Cash paid for acquisitions, net of cash received	(934,073)	—	—	—	—	—	(934,073)
Net activity with affiliates	—	(531,122)	(390)	—	—	531,512	—
Distributions from subsidiary	7,975	—	—	—	—	(7,975)	—
Advances pursuant to development agreement	—	—	—	—	—	—	—
Other investing activities	(13,860)	—	—	(25,850)	—	—	(39,710)
Net cash from investing activities	(1,035,534)	(578,893)	(390)	(44,047)	—	523,537	(1,135,327)
Cash flows from financing activities
Borrowings under bank credit facility	1,114,600	—	—	—	—	—	1,114,600
Payments under bank credit facility	(964,322)	—	—	—	—	—	(964,322)
Proceeds from issuance of senior notes	700,000	—	—	—	—	—	700,000
Debt financing costs, net	(14,215)	—	—	—	—	—	(14,215)
Net activity with affiliates	621,413	—	—	(89,657)	—	(531,756)	—
Distributions to parent	—	(7,975)	—	—	—	7,975	—
Share-based compensation activities, net	(5,344)	—	—	—	—	—	(5,344)
Shares repurchased and retired	(59,570)	—	—	—	—	—	(59,570)
Dividends paid	(24,730)	—	—	—	—	—	(24,730)
Other financing activities	—	(100)	—	(78)	—	—	(178)
Net cash from financing activities	1,367,832	(8,075)	—	(89,735)	—	(523,781)	746,241
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	—	—	—	—
Cash flows from investing activities	—	—	482	—	—	—	482
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	482	—	—	—	482
Net change in cash, cash equivalents and restricted cash	8,350	(16,430)	—	54,003	—	—	45,923
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$8,697	$197,533	$—	$66,972	$—	$—	$273,202

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(82,632)	$532,515	$(12,907)	$(15,628)	$254	$949	$422,551
Cash flows from investing activities
Capital expenditures	(102,277)	(87,590)	—	(597)	—	—	(190,464)
Cash paid for acquisitions, net of cash received	(1,153)	—	—	—	—	—	(1,153)
Net activity with affiliates	—	(420,716)	(22,826)	—	—	443,542	—
Distributions from subsidiary	10,867	—	—	—	—	(10,867)	—
Advances pursuant to development agreement	—	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	706	—	—	—	—	706
Net cash from investing activities	(92,563)	(507,600)	(22,826)	(35,705)	—	432,675	(226,019)
Cash flows from financing activities
Borrowings under bank credit facility	958,000	—	—	—	—	—	958,000
Payments under bank credit facility	(1,119,485)	—	—	—	—	—	(1,119,485)
Debt financing costs, net	(3,430)	—	—	—	—	—	(3,430)
Net activity with affiliates	389,579	—	—	55,166	(254)	(444,491)	—
Distributions to parent	—	(10,475)	—	(392)	—	10,867	—
Share-based compensation activities, net	(7,711)	—	—	—	—	—	(7,711)
Shares repurchased and retired	(31,927)	—	—	—	—	—	(31,927)
Dividends paid	(11,286)	—	—	—	—	—	(11,286)
Other financing activities	590	(87)	—	—	—	—	503
Net cash from financing activities	174,330	(10,562)	—	54,774	(254)	(433,624)	(215,336)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	35,733	—	—	—	35,733
Net change in cash, cash equivalents and restricted cash	(865)	14,353	—	3,441	—	—	16,929
Cash, cash equivalents and restricted cash, beginning of period	1,212	199,610	—	9,528	—	—	210,350
Cash, cash equivalents and restricted cash, end of period	$347	$213,963	$—	$12,969	$—	$—	$227,279

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2016
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(86,502)	$502,815	$(122,012)	$7,234	$—	$(1,196)	$300,339
Cash flows from investing activities
Capital expenditures	(42,840)	(116,834)	—	(684)	—	—	(160,358)
Cash paid for acquisitions, net of cash received	(592,703)	—	—	—	—	—	(592,703)
Net activity with affiliates	—	659,549	(448,249)	—	—	(211,300)	—
Distributions from subsidiary	9,150	—	—	—	—	(9,150)	—
Other investing activities	—	7,529	—	6,678	—	—	14,207
Net cash from investing activities	(626,393)	550,244	(448,249)	5,994	—	(220,450)	(738,854)
Cash flows from financing activities
Borrowings under bank credit facility	2,039,175	237,000	—	—	—	—	2,276,175
Payments under bank credit facility	(1,466,362)	(899,750)	—	—	—	—	(2,366,112)
Proceeds from issuance of senior notes	750,000	—	—	—	—	—	750,000
Debt financing costs, net	(42,220)	—	—	—	—	—	(42,220)
Payments on retirements of long-term debt	(350,000)	(350,000)	—	—	—	—	(700,000)
Premium and consent fees paid	(15,750)	—	—	—	—	—	(15,750)
Net activity with affiliates	(199,398)	—	—	(12,877)	(221)	212,496	—
Distributions to parent	—	(9,000)	—	(150)	—	9,150	—
Share-based compensation activities, net	(1,295)	—	—	—	—	—	(1,295)
Other financing activities	(45)	—	—	—	—	—	(45)
Net cash from financing activities	714,105	(1,021,750)	—	(13,027)	(221)	221,646	(99,247)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(27,796)	—	—	—	(27,796)
Cash flows from investing activities	—	—	598,057	—	—	—	598,057
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	570,261	—	—	—	570,261
Net change in cash, cash equivalents and restricted cash	1,210	31,309	—	201	(221)	—	32,499
Cash, cash equivalents and restricted cash, beginning of period	2	168,301	—	9,327	221	—	177,851
Cash, cash equivalents and restricted cash, end of period	$1,212	$199,610	$—	$9,528	$—	$—	$210,350

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016
____________________________________________________________________________________________________

NOTE 16.     RELATED PARTY TRANSACTIONS
Boyd Percentage Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2018. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2018, 2017 and 2016, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 17.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2018. During this period, up to the filing date, we did not identify any subsequent events, other than the payment of the cash dividend disclosed in Note 10, Stockholder's Equity and Stock Incentive Plans and the addition of the guarantors to the Notes disclosed in Note 15, Condensed Consolidating Financial Information, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2018.

ITEM 9A.    Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Report. Notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified a material weakness related to the granting of access to system capabilities to authorized users within the general ledger system. Specifically, we did not design and maintain effective controls over user roles, which define the actions an individual user can perform within the system. As a result, there is a lack of segregation of duties as certain accounting personnel have the ability to both prepare and post journal entries.

During their fourth quarter of 2018 evaluation, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework, including the appropriate segregation of duties resulting in deficiencies in the review and approval of journal entries and account reconciliations. The failure to maintain appropriate segregation of duties has a pervasive impact and as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Management also determined that this material weakness may have existed in previous periods. The material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.

On June 1, 2018, we completed the acquisition of Lattner pursuant to the Lattner Merger Agreement. On September 17, 2018, we completed the acquisition of Valley Forge pursuant to the Valley Forge Merger Agreement. On October 15, 2018, we completed the acquisition of Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park pursuant to the Pinnacle Purchase Agreement. Accordingly, the acquired assets and liabilities of these entities are included in our consolidated balance sheet as of December 31, 2018 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the year ended December 31, 2018 from the respective dates of acquisition. However, we have elected to exclude Lattner, Valley Forge, Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park from the scope of our annual report on internal control over financial reporting as of December 31, 2018. The combined financial position of the acquired companies represented approximately 19.9% of our total assets at December 31, 2018, and their combined results of operations increased our total revenues by 7.9% and increased our operating income by 3.5% during the year ended December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which report follows below.

Changes in Internal Control over Financial Reporting
Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness
We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying cause of the material weakness and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls has been developed and is being implemented. We expect that the remediation of the material weakness will be completed prior to the end of second quarter 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Boyd Gaming Corporation and Subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company, and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of ASC 2014-09, Revenue from Contracts with Customers, and related amendments, as well as ASU 2016-18, Statement of Cash Flows: Restricted Cash.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Lattner, Valley Forge, and the Pinnacle Properties (Ameristar Kansas City, Ameristar St. Charles, Belterra Resort, and Belterra Park), which were acquired on June 1, 2018, September 17, 2018, and October 15, 2018, respectively, and whose combined financial statements constitute approximately 19.9% of total assets, 7.9% of revenues, and 3.5% of operating income of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Lattner, Valley Forge, and the Pinnacle Properties (Ameristar Kansas City, Ameristar St. Charles, Belterra Resort, and Belterra Park).
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
Management identified a material weakness related to the granting of access to system capabilities to authorized users within the general ledger system. Specifically, management did not design and maintain effective controls over user roles, which define the actions an individual user can perform within the system. As a result, there is a lack of segregation of duties as certain accounting personnel have the ability to both prepare and post journal entries.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018 of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2019

ITEM 9B.    Other Information
None

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of March 1, 2019:

Name	Age	Position
Brian A. Larson	63	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	57	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	64	Executive Vice President, Operations
Stephen S. Thompson	59	Executive Vice President, Operations
Anthony D. McDuffie	58	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

Anthony D. McDuffie has served as our Vice President and Chief Accounting Officer since March 2013. Prior to being appointed Vice President and Chief Accounting Officer, Mr. McDuffie, served as the Company's Director, Accounting Policy & Reporting, since October 2012. Mr. McDuffie previously served in senior-level financial accounting positions with several public companies, including Vice President, Finance and Controller of Pinnacle Airlines Corp. and as Controller and Chief Accounting Officer of Caesars Entertainment Corporation.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.    Executive Compensation
The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1†	Agreement and Plan of Merger entered into as of April 21, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC.	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.2†	Membership Interest Purchase Agreement entered into as of April 25, 2016, by and among Boyd Gaming Corporation, The Cannery Hotel and Casino, LLC, Nevada Palace, LLC, and Cannery Casino Resorts, LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

2.3†	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

2.4	First amendment to Equity Purchase Agreement entered into as of July 19, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2016.

2.5	First Amendment to Agreement and Plan of Merger, dated as of September 26, 2016, by and among Boyd Gaming Corporation, Boyd TCII Acquisition, LLC, and ALST Casino Holdco, LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 27, 2016.

Exhibit
Number	Description of Exhibit	Method of Filing
2.6
First Amendment to Membership Interest Purchase Agreement, dated October 28, 2016, by and among Boyd Gaming Corporation, Cannery Casino Resorts, LLC, the Cannery Hotel and Casino, LLC, and Nevada Palace, LLC.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2016.

2.7†
Membership Interest Purchase Agreement, made and entered into on December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2017.

2.8†
Master Lease Commitment and Rent Allocation Agreement, made and entered into as of December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc., and Gold Merger Sub, LLC.
Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2017.

2.9†	Agreement and Plan of Merger, made and entered into on December 20, 2017, by and among Boyd Gaming Corporation, Boyd TCV, LP, a wholly owned subsidiary of Boyd, Valley Forge Convention	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2017.

2.10†
Agreement and Plan of Merger, made and entered into on May 1, 2018, by and among the Company, Boyd TCVI Acquisition, LLC, Lattner Entertainment Group Illinois, LLC, and Lattner Capital, LLC, solely in its capacity as the Representative.

Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2018.

2.11†	First Amendment to Agreement and Plan of Merger, dated as of September 17, 2018, by and among Boyd Gaming Corporation, Boyd TCV, LP, Valley Forge Convention Center Partners, L.P. and VFCCP SR LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed September 20, 2018.

2.12†
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc., and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.

2.13†
Amendment No. 2 to Membership Interest Purchase Agreement, dated October 15, 2018, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.
Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

2.14†	Purchase Agreement, dated December 17, 2017, by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

Exhibit
Number	Description of Exhibit	Method of Filing

2.15†	Novation and Amendment Agreement, dated October 15, 2018, by and among Penn National Gaming, Inc., Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective October 20, 2016.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 26, 2016.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.3	Indenture governing the Company's 9.0% Senior Notes due 2020, dated as of June 8, 2012, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2012.

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
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed May 21, 2015.

4.8	Indenture governing the Company's 6.375% Senior Notes due 2026, dated March 28, 2016, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

Exhibit
Number	Description of Exhibit	Method of Filing

4.9	Form of 6.375% Senior Note.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.10
Second Supplemental Indenture dated December 15, 2016 governing the Company's 6.875% Senior Notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.11
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

4.13
Second Supplemental Indenture dated March 7, 2017 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

4.14	Indenture governing the Company’s 6.000% Senior Notes due 2026, dated June 25, 2018, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.15	Form of 6.000% Senior Note due 2026, (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.16
Registration Rights Agreement, dated June 25, 2018, by and among the Company, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the several initial purchasers.
Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.17
Fourth Supplemental Indenture dated January 10, 2019 governing the Company's 6.875% Senior Notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed electronically herewith.

4.18
Third Supplemental Indenture dated January 10, 2019 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
4.19
First Supplemental Indenture dated January 10, 2019 governing the Company’s 6.000% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed electronically herewith.

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
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.39	Joinder Agreement, dated as of August 2, 2018, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 6, 2018.

10.40*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.41†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.42	Amendment No. 2 and Refinancing Amendment dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017.

10.43	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
101
The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements. ***
Filed electronically herewith.
________________________________
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

ITEM 16.    Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	March 1, 2019
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	March 1, 2019
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 1, 2019
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2019
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Vice President and Director	March 1, 2019
William R. Boyd

/s/ JOHN R. BAILEY	Director	March 1, 2019
John R. Bailey

/s/ ROBERT L. BOUGHNER	Director	March 1, 2019
Robert L. Boughner

/s/ RICHARD E. FLAHERTY	Director	March 1, 2019
Richard E. Flaherty

/s/ CHRISTINE J. SPADAFOR	Director	March 1, 2019
Christine J. Spadafor

/s/ PETER M. THOMAS	Director	March 1, 2019
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	March 1, 2019
Paul W. Whetsell

/s/ VERONICA J. WILSON	Director	March 1, 2019
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	March 1, 2019
Anthony D. McDuffie	(Principal Accounting Officer)