Form 10-Q
period 2019-03-31
BOYD GAMING CORP
filed 2019-05-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	BYD	New York Stock Exchange
The number of shares outstanding of the registrant’s common stock as of May 3, 2019 was 111,383,877.

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$247,681	$249,417
Restricted cash	24,951	23,785
Accounts receivable, net	58,862	54,667
Inventories	18,872	20,590
Prepaid expenses and other current assets	46,817	45,815
Income taxes receivable	5,477	5,477
Total current assets	402,660	399,751
Property and equipment, net	2,742,918	2,716,064
Operating lease right-of-use assets	919,583	—
Other assets, net	115,476	106,277
Intangible assets, net	1,440,999	1,466,670
Goodwill, net	1,088,500	1,062,102
Other long-term tax assets	5,475	5,475
Total assets	$6,715,611	$5,756,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$119,549	$111,172
Current maturities of long-term debt	26,986	24,181
Accrued liabilities	412,889	334,175
Income tax payable	1,392	173
Total current liabilities	560,816	469,701
Long-term debt, net of current maturities and debt issuance costs	3,922,519	3,955,119
Operating lease liabilities, net of current portion	855,768	—
Deferred income taxes	131,193	121,262
Other long-term tax liabilities	3,687	3,636
Other liabilities	71,519	60,880
Commitments and contingencies (Notes 3, 8 and 10)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,381,986 and 111,757,105 shares outstanding	1,114	1,118
Additional paid-in capital	877,470	892,331
Retained earnings	292,125	253,357
Accumulated other comprehensive loss	(600)	(1,065)
Total stockholders' equity	1,170,109	1,145,741
Total liabilities and stockholders' equity	$6,715,611	$5,756,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Revenues
Gaming	$620,253	$440,463
Food & beverage	111,090	85,399
Room	57,244	47,912
Other	38,701	32,344
Total revenues	827,288	606,118
Operating costs and expenses
Gaming	276,616	189,035
Food & beverage	102,151	82,690
Room	26,882	20,933
Other	23,880	20,805
Selling, general and administrative	115,411	87,583
Master lease rent expense	23,962	—
Maintenance and utilities	38,100	27,926
Depreciation and amortization	67,253	51,276
Corporate expense	31,177	25,857
Project development, preopening and writedowns	4,031	3,440
Other operating items, net	199	1,799
Total operating costs and expenses	709,662	511,344
Operating income	117,626	94,774
Other expense (income)
Interest income	(106)	(457)
Interest expense, net of amounts capitalized	61,330	44,259
Loss on early extinguishments and modifications of debt	—	61
Other, net	115	(380)
Total other expense, net	61,339	43,483
Income before income taxes	56,287	51,291
Income tax provision	(10,836)	(9,892)
Net income	$45,451	$41,399

Basic net income per common share	$0.40	$0.36
Weighted average basic shares outstanding	113,340	114,375

Diluted net income per common share	$0.40	$0.36
Weighted average diluted shares outstanding	113,871	115,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net income	$45,451	$41,399
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	465	(964)
Comprehensive income	$45,916	$40,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

(In thousands, except share data)	Shares	Amount
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	45,451	—	45,451
Comprehensive income attributable to Boyd, net of tax	—	—	—	—	465	465
Stock options exercised	137,063	1	1,261	—	—	1,262
Release of restricted stock units, net of tax	46,958	—	(418)	—	—	(418)
Release of performance stock units, net of tax	270,960	3	(3,768)	—	—	(3,765)
Shares repurchased and retired	(830,100)	(8)	(21,645)	—	—	(21,653)
Dividends declared ($0.06 per share)	—	—	—	(6,683)	—	(6,683)
Share-based compensation costs	—	—	9,709	—	—	9,709
Balances, March 31, 2019	111,381,986	$1,114	$877,470	$292,125	$(600)	$1,170,109

Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—
Net income	—	—	—	41,399	—	41,399
Comprehensive loss attributable to Boyd, net of tax	—	—	—	—	(964)	(964)
Stock options exercised	221,400	2	2,043	—	—	2,045
Release of restricted stock units, net of tax	16,957	—	(364)	—	—	(364)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	(5,270)
Shares repurchased and retired	(559,089)	(6)	(19,797)	—	—	(19,803)
Dividends declared ($0.05 per share)	—	—	—	(5,635)	—	(5,635)
Share-based compensation costs	—	—	8,927	—	—	8,927
Balances, March 31, 2018	112,651,223	$1,126	$917,393	$199,877	$(834)	$1,117,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$45,451	$41,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,253	51,276
Amortization of debt financing costs and discounts on debt	2,346	2,186
Share-based compensation expense	9,709	8,927
Deferred income taxes	9,931	8,094
Loss on early extinguishments and modifications of debt	—	61
Other operating activities	171	56
Changes in operating assets and liabilities:
Accounts receivable, net	(4,195)	3,823
Inventories	1,718	387
Prepaid expenses and other current assets	(1,002)	1,047
Income taxes (receivable) payable, net	1,219	1,821
Other assets, net	(4,407)	169
Accounts payable and accrued liabilities	25,206	(2,795)
Other long-term tax liabilities	51	47
Other liabilities	10,639	2,027
Net cash provided by operating activities	164,090	118,525
Cash Flows from Investing Activities
Capital expenditures	(89,322)	(25,918)
Other investing activities	(11,918)	(500)
Net cash used in investing activities	(101,240)	(26,418)
Cash Flows from Financing Activities
Borrowings under bank credit facility	434,829	179,600
Payments under bank credit facility	(466,802)	(264,403)
Debt financing costs, net	(53)	(9)
Share-based compensation activities, net	(2,921)	(3,589)
Shares repurchased and retired	(21,653)	(19,803)
Dividends paid	(6,705)	(5,632)
Other financing activities	(115)	(50)
Net cash used in financing activities	(63,420)	(113,886)
Change in cash, cash equivalents and restricted cash	(570)	(21,779)
Cash, cash equivalents and restricted cash, beginning of period	273,202	227,279
Cash, cash equivalents and restricted cash, end of period	$272,632	$205,500
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$44,687	$16,897
Cash received for income taxes	187	65
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$3,022	$6,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
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

We are a geographically diversified operator of 29 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2019.

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

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2019	2018	2018	2017
Cash and cash equivalents	$247,681	$249,417	$179,706	$203,104
Restricted cash	24,951	23,785	25,794	24,175
Total cash, cash equivalents and restricted cash	$272,632	$273,202	$205,500	$227,279

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Leases
Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. For our operating leases for which the rate implicit in the lease is not readily determinable, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use ("ROU") assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease and non-lease components are accounted for separately.

Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities on our condensed consolidated balance sheets.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Food & beverage	$53,918	$42,638
Rooms	23,274	19,000
Other	3,466	2,580

Gaming Taxes
We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $135.7 million and $78.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income ("Update 2018-02")
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

ASU 2016-02, Leases ("Update 2016-02"); ASU 2018-10, Targeted Improvements ("Update 2018-10"); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("Update ASU 2018-01"); ASU 2018-11, Codification Improvements to Topic 842, Leases ("Update 2018-11"); ASU 2019-01, Codification Improvements to Topic 842, Leases (collectively, the “Lease Standard”)
The Lease Standard provides for transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the Lease Standard effective January 1, 2019, using the modified retrospective approach, which allows the initial application of the new guidance as of the adoption date without adjusting comparative periods presented. We elected the package of practical expedients for leases that commenced prior to the adoption date whereby we elected to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also made an accounting policy election that leases with an initial term of 12 months or less are not recognized on our condensed consolidated balance sheet. Adoption of the Lease Standard resulted in the recognition of $926.7 million of ROU assets and $921.8 million of lease liabilities on our condensed consolidated balance sheet as of the date of adoption, primarily related to land, buildings and office space. The difference of $4.9 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets. The adoption of the Lease Standard did not have a material impact on our condensed consolidated statements of income, stockholders’ equity and cash flows.

See Note 9, Leases, for further information regarding our leases.

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

Pursuant to the Pinnacle Purchase Agreement, Boyd Gaming acquired from Pinnacle all of the issued and outstanding membership interests of the Acquired Companies as well as certain other assets (and assumed certain other liabilities) of Pinnacle related to the Acquired Companies (collectively, the "Pinnacle Acquisition"). Each of the Acquired Companies is now a wholly owned subsidiary of Boyd Gaming. The acquired companies are aggregated into our Midwest & South segment (See Note 12, Segment Information). The net purchase price was $568.3 million, subject to adjustments based on final working capital, cash and indebtedness of the combined properties at closing and transaction expenses.

Pursuant to the Pinnacle Purchase Agreement, Boyd TCIV entered into a Master Lease, dated October 15, 2018 (the "Master

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Lease"), with Gold Merger Sub, LLC ("Gold Merger Sub"), as landlord, and Boyd TCIV, as tenant, pursuant to which the landlord agreed to lease to Boyd TCIV the real estate associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, a wholly owned subsidiary of Belterra Resort ("Ogle Haus"), commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal.

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

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per FASB Accounting Standards Codification Topic 805 ("ASC 805") guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Pinnacle Acquisition. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during third quarter 2019. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at March 31, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

	Preliminary Purchase Price Allocation
(In thousands)	As of December 31, 2018	Adjustments	As of March 31, 2019
Current assets	$64,604	$—	$64,604
Property and equipment	167,000	(400)	166,600
Other assets	(28)	—	(28)
Intangible assets	415,400	(16,700)	398,700
Total acquired assets	646,976	(17,100)	629,876

Current liabilities	54,585	—	54,585
Other liabilities	57,832	—	57,832
Total liabilities assumed	112,417	—	112,417
Net identifiable assets acquired	534,559	(17,100)	517,459
Goodwill	72,740	17,100	89,840
Net assets acquired	$607,299	$—	$607,299

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$7,350
Buildings and improvements	15 - 40 years	89,150
Furniture and equipment	2 - 10 years	65,200
Construction in progress		4,900
Property and equipment acquired		$166,600

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives	As Recorded
Customer relationship	4 years	$41,200
Trademark	Indefinite	43,000
Gaming license right	Indefinite	314,500
Total intangible assets acquired		$398,700

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $1.0 million and $0.5 million of acquisition related costs that were expensed for the three months ended March 31, 2019 and 2018, respectively. These costs are included in the consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

Condensed Consolidated Statement of Operations for the three months ended March 31, 2019
The following supplemental information presents the financial results of the Pinnacle Properties included in the Company's condensed consolidated statement of operations for the for the three months ended March 31, 2019:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Three Months Ended
(In thousands)	March 31, 2019
Total revenues	$160,558
Net income	$12,656

Valley Forge Convention Center Partners
On September 17, 2018, we completed the acquisition of Valley Forge Convention Center Partners, L.P., the owner and operator of Valley Forge Casino Resort ("Valley Forge"), pursuant to an Agreement and Plan of Merger (as amended, the "Valley Forge Merger Agreement"), dated as of December 20, 2017, as amended as of September 17, 2018, in each case by and among Boyd, Boyd TCV, LP, a Pennsylvania limited partnership and a wholly owned subsidiary of Boyd (“Boyd TCV”), Valley Forge, and VFCCP SR LLC, a Pennsylvania limited liability company, solely in its capacity as the representative of Valley Forge’s limited partners.

Pursuant to the Valley Forge Merger Agreement, Boyd TCV merged with and into Valley Forge (the "Valley Forge Merger"), with Valley Forge surviving the merger. Valley Forge is now a wholly owned subsidiary of Boyd. Valley Forge is a modern casino and hotel in King of Prussia, Pennsylvania that offers premium accommodations, gaming, dining, entertainment and retail services, and is aggregated into our Midwest & South segment (See Note 12, Segment Information). The net purchase price was $266.6 million.

Consideration Transferred
The fair value of the consideration transferred on the date of the Valley Forge Merger included the purchase price of the net assets transferred. The total gross consideration was $291.4 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Valley Forge Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during second quarter 2019. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at March 31, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

	Preliminary Purchase Price Allocation
(In thousands)	As of December 31, 2018	Adjustments	As of March 31, 2019
Current assets	$29,909	$—	$29,909
Property and equipment	56,500	—	56,500
Other assets	483	2,702	3,185
Intangible assets	148,600	(12,000)	136,600
Total acquired assets	235,492	(9,298)	226,194

Current liabilities	12,968	—	12,968
Other liabilities	606	—	606
Total liabilities assumed	13,574	—	13,574
Net identifiable assets acquired	221,918	(9,298)	212,620
Goodwill	69,446	9,298	78,744
Net assets acquired	$291,364	$—	$291,364

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Land		$15,200
Buildings and improvements	15 - 40 years	32,900
Furniture and equipment	2 - 6 years	7,971
Construction in progress		429
Property and equipment acquired		$56,500

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives	As Recorded
Customer relationship	5 years	$16,100
Trademark	Indefinite	12,500
Gaming license right	Indefinite	108,000
Total intangible assets acquired		$136,600

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.3 million and $0.4 million of acquisition related costs that were expensed for the three months ended March 31, 2019 and 2018, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidated Statement of Operations for the three months ended March 31, 2019
The following supplemental information presents the financial results of Valley Forge included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2019:

Three Months Ended
(In thousands)	March 31, 2019
Total revenues	$41,191
Net income	$6,828

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

Pursuant to the Lattner Merger Agreement, Boyd TCVI merged with and into Lattner (the "Lattner Merger"), with Lattner surviving the Lattner Merger and becoming a wholly owned subsidiary of Boyd. Lattner operates nearly 1,000 gaming units in approximately 220 locations across the state of Illinois and is aggregated into our Midwest & South segment (See Note 12, Segment Information). The net purchase price was $100.0 million.

Consideration Transferred
The fair value of the consideration transferred on the date of the Lattner Merger included the purchase price of the net assets transferred. The total gross consideration was $110.5 million.

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Lattner Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during second quarter 2019. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at March 31, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

	Preliminary Purchase Price Allocation
(In thousands)	As of December 31, 2018	Adjustments	As of March 31, 2019
Current assets	$10,638	$—	$10,638
Property and equipment	9,307	—	9,307
Other assets	1,963	—	1,963
Intangible assets	58,000	—	58,000
Total acquired assets	79,908	—	79,908

Current liabilities	1,062	—	1,062
Total liabilities assumed	1,062	—	1,062
Net identifiable assets acquired	78,846	—	78,846
Goodwill	31,692	—	31,692
Net assets acquired	$110,538	$—	$110,538

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives	As Recorded
Buildings and improvements	10 - 45 years	$66
Furniture and equipment	3 - 7 years	9,241
Property and equipment acquired		$9,307

The following table summarizes the acquired intangible asset and weighted average useful lives of the definite-lived intangible asset.

(In thousands)	Useful Lives	As Recorded
Host agreements	15 years	$58,000
Total intangible assets acquired		$58,000

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.2 million of acquisition related costs that were expensed for the three months ended March 31, 2019. There were no acquisition related costs expensed for the three months ended March 31, 2018. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Lattner acquisition for the period subsequent to its acquisition as such amounts are not material three months ended March 31, 2019.

Supplemental Unaudited Pro Forma Information
The following table presents pro forma results of the Company, as though Lattner, Valley Forge and the Pinnacle Properties (the "Acquired Companies") had been acquired as of January 1, 2018. The pro forma results do not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company, Lattner, Valley Forge and the Pinnacle Properties, prior to the acquisition, with adjustments directly attributable to the acquisitions.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

	Three Months Ended March 31, 2018
(In thousands)	Boyd Gaming Corporate (As Reported)	Acquired Companies	Boyd Gaming Corporate (Pro Forma)
Total revenues	$606,118	$209,716	$815,834
Net income from continuing operations, net of tax	$41,399	$3,446	$44,845
Basic net income per share	$0.36		$0.39
Diluted net income per share	$0.36		$0.39

Pro Forma and Other Adjustments
The unaudited pro forma results, as presented above, include adjustments to record: (i) rent expense under the Master Lease; (ii) the net incremental depreciation expense for the adjustment of property and equipment to fair value and the allocation of a portion of the purchase price to amortizing intangible assets; (iii) the increase in interest expense incurred on the incremental borrowings incurred by Boyd to fund the acquisition, including the Belterra Park Mortgage; (iv) the estimated tax effect of the pro forma adjustments and on the historical taxable income of the Acquired Companies; and (v) miscellaneous adjustments as a result of the preliminary purchase price allocation on the amortization of certain assets and liabilities.

NOTE 4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Land	$327,506	$316,590
Buildings and improvements	3,091,773	3,084,337
Furniture and equipment	1,519,582	1,480,917
Riverboats and barges	239,452	240,507
Construction in progress	97,660	66,752
Total property and equipment	5,275,973	5,189,103
Less accumulated depreciation	2,533,055	2,473,039
Property and equipment, net	$2,742,918	$2,716,064

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Depreciation expense	$60,045	$50,146

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

NOTE 5.    INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following:

	March 31, 2019
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	4.0 years	$66,700	$(21,062)	$—	$45,638
Favorable lease rates	36.8 years	11,730	(3,358)	—	8,372
Development agreement	—	21,373	—	—	21,373
Host agreements	14.2 years	58,000	(3,222)	—	54,778
		157,803	(27,642)	—	130,161

Indefinite lived intangible assets
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,321,685	(33,960)	(179,974)	1,107,751
		1,529,072	(33,960)	(184,274)	1,310,838
Balance, March 31, 2019		$1,686,875	$(61,602)	$(184,274)	$1,440,999

	December 31, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	7.3 years	$65,400	$(15,113)	$—	$50,287
Favorable lease rates	37.0 years	11,730	(3,302)	—	8,428
Development agreement	—	21,373	—	—	21,373
Host agreements	14.4 years	58,000	(2,256)	—	55,744
		156,503	(20,671)	—	135,832

Indefinite lived intangible assets
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,341,685	(33,960)	(179,974)	1,127,751
		1,549,072	(33,960)	(184,274)	1,330,838
Balance, December 31, 2018		$1,705,575	$(54,631)	$(184,274)	$1,466,670

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

NOTE 6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Payroll and related expenses	$79,895	$85,532
Interest	50,031	35,734
Gaming liabilities	61,002	59,823
Player loyalty program liabilities	27,032	25,251
Advance deposits	26,032	21,687
Outstanding chip liabilities	5,641	7,449
Dividend payable	6,683	6,705
Operating lease liabilities	63,815	—
Other accrued liabilities	92,758	91,994
Total accrued liabilities	$412,889	$334,175

NOTE 7.    LONG-TERM DEBT
Long-term debt, net of current maturities and debt issuance costs, consists of the following:

		March 31, 2019
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Mar. 31, 2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.649%	$1,739,356	$(1,218)	$(20,390)	$1,717,748
6.875% senior notes due 2023	6.875%	750,000	—	(7,262)	742,738
6.375% senior notes due 2026	6.375%	750,000	—	(9,263)	740,737
6.000% senior notes due 2026	6.000%	700,000	—	(10,290)	689,710
Other	11.023%	58,572	—	—	58,572
Total long-term debt		3,997,928	(1,218)	(47,205)	3,949,505
Less current maturities		26,986	—	—	26,986
Long-term debt, net		$3,970,942	$(1,218)	$(47,205)	$3,922,519

		December 31, 2018
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	Dec. 31, 2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.651%	$1,771,330	$(1,286)	$(21,515)	$1,748,529
6.875% senior notes due 2023	6.875%	750,000	—	(7,701)	742,299
6.375% senior notes due 2026	6.375%	750,000	—	(9,594)	740,406
6.000% senior notes due 2026	6.000%	700,000	—	(10,639)	689,361
Other	11.010%	58,705	—	—	58,705
Total long-term debt		4,030,035	(1,286)	(49,449)	3,979,300
Less current maturities		24,181	—	—	24,181
Long-term debt, net		$4,005,854	$(1,286)	$(49,449)	$3,955,119

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The outstanding principal amounts under our existing bank credit facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$315,000	$320,000
Term A Loan	244,838	248,351
Refinancing Term B Loans	1,149,518	1,152,679
Swing Loan	30,000	50,300
Total outstanding principal amounts under the bank credit facility	$1,739,356	$1,771,330

At March 31, 2019, approximately $1.7 billion was outstanding under the bank credit facility. With a total revolving credit commitment of $945.5 million available under the bank credit facility, $315.0 million was borrowed on the Revolving Credit Facility, $30.0 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, leaving a remaining contractual availability of $587.8 million as of March 31, 2019.

Covenant Compliance
As of March 31, 2019, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2019, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 9.    LEASES
We have operating and finance leases primarily for three casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of 1 year to 59 years, some of which include options to extend the leases for up to 67 years, and some of which include options to terminate the leases within 1 year. Certain of our lease agreements, including the Master lease, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the three months ended March 31, 2019 was not material.

The components of lease expense were as follows:

Three Months Ended
(In thousands)	March 31, 2019
Operating lease cost	$29,635
Short-term lease cost	336

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Supplemental cash flow information related to leases was as follows:

Three Months Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,710

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$919,583

Current lease liabilities (included in accrued liabilities)	$63,815
Operating lease liabilities	855,768
Total operating lease liabilities	$919,583

Weighted Average Remaining Lease Term
Operating leases	20.2 years

Weighted Average Discount Rate
Operating leases	9.3%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
For the period ending December 31,
Last three quarters of 2019	$109,753
2020	138,789
2021	115,046
2022	112,981
2023	111,604
Thereafter	1,375,942
Total lease payments	1,964,115
Less imputed interest	(980,717)
Less current portion (included in accrued liabilities)	(63,815)
Long-term portion of operating lease liabilities	$919,583

NOTE 10.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS
Share Repurchase Program
On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). As of March 31, 2019, the 2008 Plan was fully depleted and $78.9 million remained under the 2018 Plan. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.(1)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Shares repurchased (2)	830	559
Total cost, including brokerage fees	$21,653	$19,803
Average repurchase price per share (3)	$26.09	$35.42
(1) Shares repurchased reflect repurchases settled during the three months ended March 31, 2019 and 2018.
(2) All shares repurchased have been retired and constitute authorized but unissued shares.
(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06

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

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Gaming	$194	$172
Food & beverage	37	33
Room	18	15
Selling, general and administrative	988	872
Corporate expense	8,472	7,835
Total share-based compensation expense	$9,709	$8,927

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The PSU grants awarded in fourth quarter 2015 and 2014 vested during first quarter 2019 and 2018, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in October 2015 resulted in a total of 395,964 shares being issued during first quarter 2019, representing approximately 1.67 shares per PSU. Of the 395,964 shares issued, a total of 125,004 were surrendered by the participants for payroll taxes, resulting in a net issuance of 270,960 shares due to the vesting of the 2015 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2018; therefore, the vesting of the PSUs did not impact compensation costs in our 2019 condensed consolidated statement of operations.

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	March 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$247,681	$247,681	$—	$—
Restricted cash	24,951	24,951	—	—
Investment available for sale	16,452	—	—	16,452

Liabilities
Contingent payments	$2,280	$—	$—	$2,280

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,417	$249,417	$—	$—
Restricted cash	23,785	23,785	—	—
Investment available for sale	15,772	—	—	15,772

Liabilities
Contingent payments	$2,407	$—	$—	$2,407

Cash and Cash Equivalents and Restricted Cash
The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at March 31, 2019 and December 31, 2018.

Investment Available for Sale
We have an investment in a single municipal bond issuance of $20.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2019 and December 31, 2018 is a discount rate of 11.0% and 11.2%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both March 31, 2019 and December 31, 2018, $0.5 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at March 31, 2019 and December 31, 2018, $15.9 million and $15.3 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.8 million as of both March 31, 2019 and December 31, 2018, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments
In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2019 and December 31, 2018, is a discount rate of 6.9% and 6.8%, respectively. At March 31, 2019 and December 31, 2018, there was a current liability of $0.9 million and $0.8 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at March 31, 2019 and December 31, 2018, of $1.4 million and $1.6 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,772	$(2,407)	$17,752	$(2,887)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	37	(39)	36	(62)
Included in other comprehensive income (loss)	643	—	(1,334)	—
Included in other items, net	—	(66)	—	(82)
Purchases, sales, issuances and settlements:
Settlements	—	232	—	218
Balance at end of reporting period	$16,452	$(2,280)	$16,454	$(2,813)

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

Balances Disclosed at Fair Value
The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,431	$24,128	$29,141	Level 3

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,943	$24,477	$29,591	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,739,356	$1,717,748	$1,725,412	Level 2
6.875% senior notes due 2023	750,000	742,738	778,125	Level 1
6.375% senior notes due 2026	750,000	740,737	779,063	Level 1
6.000% senior notes due 2026	700,000	689,710	717,500	Level 1
Other	58,572	58,572	58,572	Level 3
Total debt	$3,997,928	$3,949,505	$4,058,672

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,771,330	$1,748,529	$1,720,654	Level 2
6.875% senior notes due 2023	750,000	742,299	757,500	Level 1
6.375% senior notes due 2026	750,000	740,406	724,688	Level 1
6.000% senior notes due 2026	700,000	689,361	657,125	Level 1
Other	58,705	58,705	58,705	Level 3
Total debt	$4,030,035	$3,979,300	$3,918,672

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about March 31, 2019 and December 31, 2018. The estimated fair values of our Senior Notes are based on quoted market prices as of March 31, 2019 and December 31, 2018. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, beginning in 2018; and (2) capital leases with various maturity dates from 2019 to 2026. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2019 or 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

NOTE 12.    SEGMENT INFORMATION
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

Total Reportable Segment Departmental Revenues and Adjusted EBITDAR
We evaluate each of our property's profitability based upon Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early retirements of debt, and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for our Illinois distributed gaming operator are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended March 31, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$143,643	$39,056	$26,204	$13,947	$222,850
Downtown Las Vegas	33,939	14,103	7,198	7,786	63,026
Midwest & South	442,671	57,931	23,842	16,968	541,412
Total Revenues	$620,253	$111,090	$57,244	$38,701	$827,288

	Three Months Ended March 31, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$143,148	$38,870	$26,156	$14,001	$222,175
Downtown Las Vegas	32,439	13,587	6,811	7,631	60,468
Midwest & South	264,876	32,942	14,945	10,712	323,475
Total Revenues	$440,463	$85,399	$47,912	$32,344	$606,118

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Adjusted EBITDAR
Las Vegas Locals	$74,234	$71,030
Downtown Las Vegas	15,025	13,218
Midwest & South	156,471	94,246
Total Reportable Segment Adjusted EBITDAR	245,730	178,494
Corporate expense	(22,705)	(18,022)
Adjusted EBITDAR	223,025	160,472

Other operating costs and expenses
Deferred rent	245	256
Master lease rent expense	23,962	—
Depreciation and amortization	67,253	51,276
Share-based compensation expense	9,709	8,927
Project development, preopening and writedowns	4,031	3,440
Other operating items, net	199	1,799
Total other operating costs and expenses	105,399	65,698
Operating income	$117,626	$94,774

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Total Reportable Segment Assets
The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2019	2018
Assets
Las Vegas Locals	$1,856,666	$1,732,138
Downtown Las Vegas	214,844	169,495
Midwest & South	4,282,255	3,562,926
Total Reportable Segment Assets	6,353,765	5,464,559
Corporate	361,846	291,780
Total Assets	$6,715,611	$5,756,339

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.875% Notes, our 6.375% Notes and our 6.000% Notes is presented below. The 6.875% Notes and 6.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

The 6.000% Notes, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our current and future domestic restricted subsidiaries. With the exception of one subsidiary, the guarantors of the 6.000% Notes are the same as for our 6.375% Notes and 6.875% Notes. The non-guarantors primarily represent our special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

On January 10, 2019, Ameristar Kansas City, Ameristar St. Charles, Belterra Resort, Belterra Park and Valley Forge became guarantors of the 6.875% Notes, the 6.375% Notes, the 6.000% Notes and the Credit Facility.

The tables below present the condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidating statements of operations for the three months ended March 31, 2019 and 2018, and the condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional Restricted Subsidiaries listed above as subsidiary guarantors.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	March 31, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$607	$232,397	$—	$14,677	$—	$—	$247,681
Restricted cash	—	15,203	—	9,748	—	—	24,951
Other current assets	13,953	112,997	—	3,078	—	—	130,028
Property and equipment, net	155,029	2,485,423	—	102,466	—	—	2,742,918
Investments in subsidiaries	6,515,113	6,967	—	1,068	—	(6,523,148)	—
Intercompany receivable	—	2,259,654	374,108	—	—	(2,633,762)	—
Operating leases right-of-use assets	20,771	892,928	—	5,884	—	—	919,583
Other assets, net	42,227	30,443	—	48,281	—	—	120,951
Intangible assets, net	—	1,362,164	—	78,835	—	—	1,440,999
Goodwill, net	—	1,056,026	—	32,474	—	—	1,088,500
Total assets	$6,747,700	$8,454,202	$374,108	$296,511	$—	$(9,156,910)	$6,715,611

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$26,695	$291	$—	$—	$—	$—	$26,986
Other current liabilities	173,918	336,261	(191)	23,494	—	348	533,830
Intercompany payable	1,663,730	—	—	970,104	—	(2,633,834)	—
Long-term debt, net of current maturities and debt issuance costs	3,864,238	597	—	57,684	—	—	3,922,519
Operating lease liabilities, net of current portion	17,706	833,663	—	4,399	—	—	855,768
Other long-term liabilities	(168,696)	391,822	900	(17,627)	—	—	206,399

Total stockholders' equity (deficit)	1,170,109	6,891,568	373,399	(741,543)	—	(6,523,424)	1,170,109
Total liabilities and stockholders' equity	$6,747,700	$8,454,202	$374,108	$296,511	$—	$(9,156,910)	$6,715,611

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,697	$226,200	$—	$14,520	$—	$—	$249,417
Restricted cash	—	13,703	—	10,082	—	—	23,785
Other current assets	15,636	108,069	191	2,844	—	(191)	126,549
Property and equipment, net	117,642	2,505,987	—	92,435	—	—	2,716,064
Investments in subsidiaries	6,381,321	—	—	3,861	—	(6,385,182)	—
Intercompany receivable	—	2,106,566	374,108	—	—	(2,480,674)	—
Other assets, net	33,513	30,002	—	48,237	—	—	111,752
Intangible assets, net	—	1,386,868	—	79,802	—	—	1,466,670
Goodwill, net	—	1,029,628	—	32,474	—	—	1,062,102
Total assets	$6,556,809	$7,407,023	$374,299	$284,255	$—	$(8,866,047)	$5,756,339

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$286	$—	$—	$—	$—	$24,181
Other current liabilities	160,262	267,250	—	17,679	—	329	445,520
Accumulated losses of subsidiaries in excess of investment	—	9,459	—	—	—	(9,459)	—
Intercompany payable	1,509,857	—	—	971,060	—	(2,480,917)	—
Long-term debt, net of current maturities and debt issuance costs	3,896,699	736	—	57,684	—	—	3,955,119
Other long-term liabilities	(179,645)	382,148	900	(17,625)	—	—	185,778

Total stockholders' equity (deficit)	1,145,741	6,747,144	373,399	(744,543)	—	(6,376,000)	1,145,741
Total liabilities and stockholders' equity	$6,556,809	$7,407,023	$374,299	$284,255	$—	$(8,866,047)	$5,756,339

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$21,562	$810,548	$—	$21,319	$—	$(26,141)	$827,288
Operating costs and expenses
Operating	—	411,835	—	17,694	—	—	429,529
Selling, general and administrative	—	112,724	—	2,687	—	—	115,411
Master lease rent expense	—	23,962	—	—	—	—	23,962
Maintenance and utilities	—	37,834	—	266	—	—	38,100
Depreciation and amortization	7,228	57,082	—	2,943	—	—	67,253
Corporate expense	29,953	185	—	1,039	—	—	31,177
Project development, preopening and writedowns	2,109	112	—	1,810	—	—	4,031
Other operating items, net	24	175	—	—	—	—	199
Intercompany expenses	51	26,090	—	—	—	(26,141)	—
Total operating costs and expenses	39,365	669,999	—	26,439	—	(26,141)	709,662
Equity in earnings (losses) of subsidiaries	109,868	(147)	—	—	—	(109,721)	—
Operating income (loss)	92,065	140,402	—	(5,120)	—	(109,721)	117,626
Other expense (income)
Interest expense, net	59,032	584	—	1,608	—	—	61,224
Other, net	129	—	—	(14)	—	—	115
Total other expense (income), net	59,161	584	—	1,594	—	—	61,339
Income (loss) from continuing operations before income taxes	32,904	139,818	—	(6,714)	—	(109,721)	56,287
Income tax benefit (provision)	12,547	(24,440)	—	1,057	—	—	(10,836)
Net income (loss)	$45,451	$115,378	$—	$(5,657)	$—	$(109,721)	$45,451
Comprehensive income (loss)	$45,916	$115,843	$—	$(5,657)	$—	$(110,186)	$45,916
*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$20,841	$600,962	$—	$10,021	$—	$(25,706)	$606,118
Operating costs and expenses
Operating	—	303,833	—	9,630	—	—	313,463
Selling, general and administrative	11	85,721	—	1,862	—	(11)	87,583
Maintenance and utilities	—	27,598	—	328	—	—	27,926
Depreciation and amortization	3,836	46,530	—	910	—	—	51,276
Corporate expense	25,248	3	—	606	—	—	25,857
Project development, preopening and writedowns	1,503	173	—	1,764	—	—	3,440
Other operating items, net	—	1,799	—	—	—	—	1,799
Intercompany expenses	301	25,394	—	—	—	(25,695)	—
Total operating costs and expenses	30,899	491,051	—	15,100	—	(25,706)	511,344
Equity in earnings (losses) of subsidiaries	81,644	(185)	—	—	—	(81,459)	—
Operating income (loss)	71,586	109,726	—	(5,079)	—	(81,459)	94,774
Other expense (income)
Interest expense, net	43,519	277	—	6	—	—	43,802
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	—	(364)	—	(16)	—	—	(380)
Total other expense (income), net	43,580	(87)	—	(10)	—	—	43,483
Income (loss) from continuing operations before income taxes	28,006	109,813	—	(5,069)	—	(81,459)	51,291
Income tax benefit (provision)	13,393	(24,384)	—	1,099	—	—	(9,892)
Net income (loss)	$41,399	$85,429	$—	$(3,970)	$—	$(81,459)	$41,399
Comprehensive income (loss)	$40,435	$84,465	$—	$(3,970)	$—	$(80,495)	$40,435

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(30,882)	$193,653	$—	$1,490	$—	$(171)	$164,090
Cash flows from investing activities
Capital expenditures	(63,156)	(25,455)	—	(711)	—	—	(89,322)
Net activity with affiliates	—	(153,088)	—	—	—	153,088	—
Other investing activities	(4,620)	(7,298)	—	—	—	—	(11,918)
Net cash from investing activities	(67,776)	(185,841)	—	(711)	—	153,088	(101,240)
Cash flows from financing activities
Borrowings under bank credit facility	434,829	—	—	—	—	—	434,829
Payments under bank credit facility	(466,802)	—	—	—	—	—	(466,802)
Debt financing costs, net	(53)	—	—	—	—	—	(53)
Net activity with affiliates	153,873	—	—	(956)	—	(152,917)	—
Share-based compensation activities, net	(2,921)	—	—	—	—	—	(2,921)
Shares repurchased and retired	(21,653)	—	—	—	—	—	(21,653)
Dividends paid	(6,705)	—	—	—	—	—	(6,705)
Other financing activities	—	(115)	—	—	—	—	(115)
Net cash from financing activities	90,568	(115)	—	(956)	—	(152,917)	(63,420)
Net change in cash, cash equivalents and restricted cash	(8,090)	7,697	—	(177)	—	—	(570)
Cash, cash equivalents and restricted cash, beginning of period	8,697	239,903	—	24,602	—	—	273,202
Cash, cash equivalents and restricted cash, end of period	$607	$247,600	$—	$24,425	$—	$—	$272,632

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018
______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(19,900)	$144,168	$—	$(5,115)	$—	$(628)	$118,525
Cash flows from investing activities
Capital expenditures	(13,097)	(12,692)	—	(129)	—	—	(25,918)
Net activity with affiliates	—	(154,344)	—	—	—	154,344	—
Other investing activities	(500)	—	—	—	—	—	(500)
Net cash from investing activities	(13,597)	(167,036)	—	(129)	—	154,344	(26,418)
Cash flows from financing activities
Borrowings under bank credit facility	179,600	—	—	—	—	—	179,600
Payments under bank credit facility	(264,403)	—	—	—	—	—	(264,403)
Debt financing costs, net	(9)	—	—	—	—	—	(9)
Net activity with affiliates	146,984	—	—	6,732	—	(153,716)	—
Share-based compensation activities, net	(3,589)	—	—	—	—	—	(3,589)
Shares repurchased and retired	(19,803)	—	—	—	—	—	(19,803)
Dividends paid	(5,632)	—	—	—	—	—	(5,632)
Other financing activities	—	(50)	—	—	—	—	(50)
Net cash from financing activities	33,148	(50)	—	6,732	—	(153,716)	(113,886)
Net change in cash, cash equivalents and restricted cash	(349)	(22,918)	—	1,488	—	—	(21,779)
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$(2)	$191,045	$—	$14,457	$—	$—	$205,500

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

NOTE 14.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2019. During this period, up to the filing date, we did not identify any additional subsequent events, other than the payment of the cash dividend disclosed in Note 10, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 29 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into the following three reportable segments:

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

RESULTS OF OPERATIONS
Overview

	Three Months Ended
	March 31,
(In millions)	2019	2018
Total revenues	$827.3	$606.1
Operating income	117.6	94.8
Net income	45.5	41.4

Total Revenues
Total revenues increased $221.2 million, or 36.5%, for the three months ended March 31, 2019, compared to the prior year period due primarily to the Midwest & South segment increasing $217.9 million over the prior year comparable period. The increase in total revenues in the Midwest & South segment are primarily attributable to the acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018 (collectively, the "Acquisitions").

Operating Income
Operating income increased $22.9 million, or 24.1%, during the three months ended March 31, 2019 as compared to the corresponding period of the prior year primarily due to the Acquisitions and cost control efforts surrounding our operating costs. Operating margins in gaming, food & beverage, rooms and other changed slightly and are discussed in detail below.

Net Income
Net income increased $4.1 million during the three months ended March 31, 2019 as compared to the comparable prior year period. The increase is attributable to the $22.9 million operating income increase, as discussed above, offset by a $17.1 million increase in interest expense, net of amounts capitalized, due to an increase in the weighted average long-term debt balance of $1.0 billion reflecting the additional debt issued to fund Acquisitions and a 0.4 percentage point increase in the weighted average interest rate. In addition, the income tax provision increased $0.9 million from the prior year comparable period primarily due to an increase in income.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately 75% and 73% of revenues for the three month periods ended March 31, 2019 and 2018, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 13% and 14% of revenues for the three month periods ended March 31, 2019 and 2018, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2019	2018
REVENUES
Gaming	$620.3	$440.5
Food & beverage	111.1	85.4
Room	57.2	47.9
Other	38.7	32.3
Total revenues	$827.3	$606.1

COSTS AND EXPENSES
Gaming	$276.6	$189.0
Food & beverage	102.2	82.7
Room	26.9	20.9
Other	23.9	20.8
Total costs and expenses	$429.6	$313.4

MARGINS
Gaming	55.4%	57.1%
Food & beverage	8.0%	3.2%
Room	53.0%	56.4%
Other	38.2%	35.6%

Gaming
Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $179.8 million, or 40.8%, increase in gaming revenues during the three months ended March 31, 2019, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $177.8 million increase in gaming revenue primarily due to the Acquisitions.

Food & Beverage
Food & beverage revenues increased $25.7 million, or 30.1%, during the three months ended March 31, 2019, as compared to the corresponding period of the prior year. The increase is due to the Midwest & South segment showing growth of $25.0 million which is attributable to the Acquisitions. Overall, food & beverage margins increased to 8.0% from 3.2% from the prior year comparable period, due primarily to an increase in average check of 5.3% while cost per cover only increased 4.6%.

Room
Room revenues increased $9.3 million, or 19.5%, during the three months ended March 31, 2019, as compared to the corresponding period of the prior year due primarily to the Acquisitions. Overall, room margins decreased to 53.0% from 56.4% from the prior year comparable period, due primarily to the cost per room increasing 12.3% and the average daily rate increasing by only 2.8%.

Other
Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $6.4 million or 19.7% during the three months ended March 31, 2019, respectively, as compared to the prior year, primarily due to the Acquisitions.

Revenues and Adjusted EBITDAR by Reportable Segment
We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent expense related to the master lease ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our Illinois distributed gaming operator are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Total revenues
Las Vegas Locals	$222.9	$222.2
Downtown Las Vegas	63.0	60.5
Midwest & South	541.4	323.4
Total revenues	$827.3	$606.1

Adjusted EBITDA (1)
Las Vegas Locals	$74.2	$71.0
Downtown Las Vegas	15.0	13.2
Midwest & South	156.5	94.3
Total Reportable Segment Adjusted EBITDAR	245.7	178.5
Corporate expense	(22.7)	(18.0)
Adjusted EBITDAR	$223.0	$160.5
(1) Refer to Note 12, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues increased by $0.7 million, or 0.3%, during the three months ended March 31, 2019, as compared to the corresponding period of the prior year, primarily due to a $0.5 million increase in gaming revenues from the prior year comparable period due to a 5.4% increase in table game win.

Adjusted EBITDAR increased by $3.2 million, or 4.5%, for the three months ended March 31, 2019, over the comparable prior year periods due primarily to our revenue growth and ongoing refinements to marketing programs, recent property re-investments and solid regional economic conditions.

Downtown Las Vegas
Total revenues increased by $2.6 million, or 4.2%, during the three months ended March 31, 2019, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 52% and 51% during the three months ended March 31, 2019 and 2018, respectively, of our occupied rooms in this segment.

Adjusted EBITDAR increased by $1.8 million, or 13.7%, during the three months ended March 31, 2019, over the comparable prior year period due to the top line revenue growth.

Midwest & South
Total revenues increased $217.9 million, during the three months ended March 31, 2019, as compared to the corresponding period of the prior year, primarily due to the Acquisitions, which accounted for $213.0 million of the increase, along with an increase in total revenues at IP due primarily to an increase in slot handle and slot win along with the addition of the new sports book, which opened in August 2018.

Adjusted EBITDAR increased by $62.2 million during the three months ended March 31, 2019, as compared to the corresponding prior year period, due primarily to the Acquisitions.

Other Operating Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Selling, general and administrative	$115.4	$87.6
Master lease rent expense	24.0	—
Maintenance and utilities	38.1	27.9
Depreciation and amortization	67.3	51.3
Corporate expense	31.2	25.9
Project development, preopening and writedowns	4.0	3.4
Other operating items, net	0.2	1.8

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of revenues, were 14.0% and 14.4% during the three months ended March 31, 2019 and 2018, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to a master lease agreement with a real estate investment trust.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of revenues, remained consistent at 4.6% during both the three months ended March 31, 2019 and 2018.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenues, remained consistent at 8.1% and 8.5% during the three months ended March 31, 2019 and 2018, respectively. The decline is attributable to there not being depreciation on the real property for three of the Acquisition properties which are subject to the master lease agreement.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.8% and 4.3% of revenues during the three months ended March 31, 2019 and 2018, respectively.

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

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Interest Expense, net	$61.2	$43.8
Average Long-Term Debt Balance(1)	4,039.6	3,028.1
Weighted Average Interest Rates	5.7%	5.3%
(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2019, increased $17.4 million or 39.8%, as compared to the prior year. The impact is attributable to an increase in the weighted average long-term debt balance of $1.0 billion over the prior year comparable period, which is driven by the issuance in June 2018 of the $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 issued in anticipation of the Acquisitions. In addition, the weighted average interest rate percentage point increased by 0.4 for the three months ended March 31, 2019, which is driven by an increase in the underlying Eurodollar rate.

Income Taxes
The effective tax rate on income during both the three months ended March 31, 2019 and 2018 was 19.3%. Our provisions for the three months ended March 31, 2019 and 2018 were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. Our effective tax rates were also impacted by state taxes and certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2019 and December 31, 2018, we had balances of cash and cash equivalents of $247.7 million and $249.4 million, respectively. In addition, we held restricted cash balances of $25.0 million and $23.8 million at March 31, 2019 and December 31, 2018, respectively.

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net cash provided by operating activities	$164.1	$118.5

Cash flows from investing activities
Capital expenditures	(89.3)	(25.9)
Other investing activities	(11.9)	(0.5)
Net cash used in investing activities	(101.2)	(26.4)

Cash flows from financing activities
Net payments under bank credit facility	(32.0)	(84.8)
Dividends paid	(6.7)	(5.6)
Shares repurchased and retired	(21.7)	(19.8)
Other financing activities	(3.1)	(3.7)
Net cash used in financing activities	(63.5)	(113.9)
Decrease in cash, cash equivalents and restricted cash	$(0.6)	$(21.8)

Cash Flows from Operating Activities
During the three months ended March 31, 2019 and 2018, we generated net operating cash flow of $164.1 million and $118.5 million, respectively. Generally, operating cash flows increased during 2019 as compared to the prior year period due to the Acquisitions and timing of working capital spending.

Cash Flows from Investing Activities
Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2019 and 2018, we incurred net cash outflows for investing activities of $101.2 million and $26.4 million, respectively. During the three months ended March 31, 2019, we incurred cash outflows of $89.3 million primarily related to the purchase of real estate, information technology purchases for new software and acquisition-related costs.

Cash Flows from Financing Activities
We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows from financing activities in the three months ended March 31, 2019 and 2018, reflect primarily the use of cash flow to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Indebtedness
The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2019	December 31, 2018	Increase / (Decrease)
Bank credit facility	$1,739.3	$1,771.3	$(32.0)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
Other	58.6	58.7	(0.1)
Total long-term debt	3,997.9	4,030.0	(32.1)
Less current maturities	27.0	24.2	2.8
Long-term debt, net of current maturities	$3,970.9	$4,005.8	$(34.9)

Amounts Outstanding
The principal amounts under the bank credit facility are comprised of the following:

	March 31,	December 31,
(In millions)	2019	2018
Revolving Credit Facility	$315.0	$320.0
Term A Loan	244.8	248.3
Refinancing Term B Loans	1,149.5	1,152.7
Swing Loan	30.0	50.3
Total outstanding principal amounts under the bank credit facility	$1,739.3	$1,771.3

At March 31, 2019, approximately $1.7 billion was outstanding under the bank credit facility. With a total revolving credit commitment of $945.5 million available under the bank credit facility, $315.0 million was borrowed on the Revolving Credit Facility, $30.0 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, leaving a remaining contractual availability of $587.8 million as of March 31, 2019.

The blended interest rate for outstanding borrowings under the bank credit facility was 4.6% at March 31, 2019 and 4.7% at December 31, 2018.

Debt Service Requirements
Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.000% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, our 6.375% senior notes due April 2026, and our 6.000% senior notes due August 2026.

Covenant Compliance
As of March 31, 2019, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

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

Share Repurchase Program
Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). We are not obligated to purchase any shares under our stock repurchase program. During the three months ended March 31, 2019 and 2018, we repurchased 0.8 million shares and 0.6 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $78.9 million in shares of our common stock under the 2018 share repurchase program. The 2008 share repurchase program has been depleted.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program
On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program.

The dividends declared by the Board under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06

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

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe located about 15 miles southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us from the cash flows of the business following the opening of the facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

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

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Critical Accounting Policies
There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on March 1, 2019.

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

•
The risk that new gaming licenses or jurisdictions become available (or implement new or different gaming regulations or increased or additional taxes) that results in increased competition or cost to us.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2018, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2019, our long-term variable-rate borrowings represented approximately 43.5% of total long-term debt. Based on March 31, 2019 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $17.4 million.

See also "Liquidity and Capital Resources" above.

Item 4.          Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting previously disclosed in our 2018 Annual Report on Form 10-K as filed on March 1, 2019, and as further discussed below, our disclosure controls and procedures were not effective as of March 31, 2019. Notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

During their fourth quarter of 2018 evaluation, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), including the appropriate segregation of duties resulting in deficiencies in the review and approval of journal entries and account reconciliations. The failure to maintain appropriate segregation of duties has a pervasive impact and as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Management also determined that this material weakness may have existed in previous periods. The material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.

Remediation of the Material Weakness
We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, after December 31, 2018, a plan to remediate the underlying cause of the material weakness and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed and implemented. The remediation measures that we have taken to correct the material weakness are:

Reviewing the user role definitions in the general ledger system to identify those which allowed an individual user to perform incompatible functions, and modifying those user definitions to eliminate such situations.

Designing, documenting and implementing a new review control to review user role set-ups on a prescribed schedule to determine if such user roles are re-established in the future.

Designing, documenting and implementing a new review control to review journal entry processing information each month to identify any entries that do not reflect an adequate segregation of duties and perform further reviews of any such journal entries.

We believe these actions have meaningfully strengthened our internal control over financial reporting, but we will not be able to conclude whether the material weakness has been remediated until sufficient time has elapsed to provide evidence that the enhanced controls are operating effectively. We expect that the material weakness will be fully remediated prior to the end of second quarter 2019.

Other than the new controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.        Legal Proceedings
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors
There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2019. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2019 through January 31, 2019	622,900	$25.63	622,900	$84,585,595
February 1, 2019 through February 28, 2019	207,200	27.44	207,200	78,899,058
March 1, 2019 through March 31, 2019	—	—	—	78,899,058
Totals	830,100		830,100	$78,899,058

Share Repurchase Program
As of March 31, 2019, the Company’s 2018 share repurchase program had $78.9 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2019.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer