Form 10-Q
period 2019-06-30
BOYD GAMING CORP
filed 2019-08-07
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 was 111,140,002.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$239,411	$249,417
Restricted cash	23,666	23,785
Accounts receivable, net	61,224	54,667
Inventories	20,242	20,590
Prepaid expenses and other current assets	45,656	45,815
Income taxes receivable	6,594	5,477
Total current assets	396,793	399,751
Property and equipment, net	2,726,554	2,716,064
Operating lease right-of-use assets	916,613	—
Other assets, net	128,000	106,277
Intangible assets, net	1,434,040	1,466,670
Goodwill, net	1,102,977	1,062,102
Other long-term tax assets	5,475	5,475
Total assets	$6,710,452	$5,756,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$99,841	$111,172
Current maturities of long-term debt	26,986	24,181
Accrued liabilities	404,016	334,175
Income tax payable	—	173
Total current liabilities	530,843	469,701
Long-term debt, net of current maturities and debt issuance costs	3,882,220	3,955,119
Operating lease liabilities, net of current portion	850,536	—
Deferred income taxes	147,740	121,262
Other long-term tax liabilities	3,738	3,636
Other liabilities	82,660	60,880
Commitments and contingencies (Notes 2, 7 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,149,840 and 111,757,105 shares outstanding	1,111	1,118
Additional paid-in capital	879,388	892,331
Retained earnings	332,828	253,357
Accumulated other comprehensive loss	(612)	(1,065)
Total stockholders' equity	1,212,715	1,145,741
Total liabilities and stockholders' equity	$6,710,452	$5,756,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues
Gaming	$633,659	$447,788	$1,253,912	$888,251
Food & beverage	112,047	87,601	223,137	173,000
Room	61,097	49,434	118,341	97,346
Other	39,329	31,970	78,030	64,314
Total revenues	846,132	616,793	1,673,420	1,222,911
Operating costs and expenses
Gaming	282,593	193,991	559,209	383,026
Food & beverage	103,477	81,619	205,628	164,309
Room	27,799	21,654	54,681	42,587
Other	24,748	21,645	48,628	42,450
Selling, general and administrative	116,701	88,041	232,112	175,624
Master lease rent expense	24,431	—	48,393	—
Maintenance and utilities	39,707	28,673	77,807	56,599
Depreciation and amortization	68,051	53,923	135,304	105,199
Corporate expense	26,913	24,063	58,090	49,920
Project development, preopening and writedowns	4,915	5,801	8,946	9,241
Impairment of assets	—	993	—	993
Other operating items, net	105	132	304	1,931
Total operating costs and expenses	719,440	520,535	1,429,102	1,031,879
Operating income	126,692	96,258	244,318	191,032
Other expense (income)
Interest income	(816)	(522)	(922)	(979)
Interest expense, net of amounts capitalized	61,233	44,959	122,563	89,218
Loss on early extinguishments and modifications of debt	508	—	508	61
Other, net	(455)	(24)	(340)	(404)
Total other expense, net	60,470	44,413	121,809	87,896
Income before income taxes	66,222	51,845	122,509	103,136
Income tax provision	(17,738)	(13,247)	(28,574)	(23,139)
Income from continuing operations, net of tax	48,484	38,598	93,935	79,997
Income from discontinued operations, net of tax	—	347	—	347
Net income	$48,484	$38,945	$93,935	$80,344

Basic net income per common share
Continuing operations	$0.43	$0.34	$0.83	$0.70
Discontinued operations	—	—	—	—
Basic net income per common share	$0.43	$0.34	$0.83	$0.70
Weighted average basic shares outstanding	113,318	114,543	113,329	114,459

Diluted net income per common share
Continuing operations	$0.43	$0.34	$0.83	$0.70
Discontinued operations	—	—	—	—
Diluted net income per common share	$0.43	$0.34	$0.83	$0.70
Weighted average diluted shares outstanding	113,795	115,218	113,832	115,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$48,484	$38,945	$93,935	$80,344
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(12)	(306)	453	(1,270)
Comprehensive income	$48,472	$38,639	$94,388	$79,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	45,451	—	45,451
Comprehensive income, net of tax	—	—	—	—	465	465
Stock options exercised	137,063	1	1,261	—	—	1,262
Release of restricted stock units, net of tax	46,958	—	(418)	—	—	(418)
Release of performance stock units, net of tax	270,960	3	(3,768)	—	—	(3,765)
Shares repurchased and retired	(830,100)	(8)	(21,645)	—	—	(21,653)
Dividends declared ($0.06 per share)	—	—	—	(6,683)	—	(6,683)
Share-based compensation costs	—	—	9,709	—	—	9,709
Balances, March 31, 2019	111,381,986	1,114	877,470	292,125	(600)	1,170,109
Net income	—	—	—	48,484	—	48,484
Comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Stock options exercised	—	—	—	—	—	—
Release of restricted stock units, net of tax	13,075	1	(136)	—	—	(135)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(245,221)	(4)	(6,104)	—	—	(6,108)
Dividends declared ($0.07 per share)	—	—	—	(7,781)	—	(7,781)
Share-based compensation costs	—	—	8,158	—	—	8,158
Balances, June 30, 2019	111,149,840	$1,111	$879,388	$332,828	$(612)	$1,212,715

Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—
Net income	—	—	—	41,399	—	41,399
Comprehensive loss, net of tax	—	—	—	—	(964)	(964)
Stock options exercised	221,400	2	2,043	—	—	2,045
Release of restricted stock units, net of tax	16,957	—	(364)	—	—	(364)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	(5,270)
Shares repurchased and retired	(559,089)	(6)	(19,797)	—	—	(19,803)
Dividends declared ($0.05 per share)	—	—	—	(5,635)	—	(5,635)
Share-based compensation costs	—	—	8,927	—	—	8,927
Balances, March 31, 2018	112,651,223	1,126	917,393	199,877	(834)	1,117,562
Net income	—	—	—	38,945	—	38,945
Comprehensive loss, net of tax	—	—	—	—	(306)	(306)
Stock options exercised	19,836	—	208	—	—	208
Release of restricted stock units, net of tax	—	—	—	—	—	—
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(300,719)	(2)	(10,527)	—	—	(10,529)
Dividends declared ($0.06 per share)	—	—	—	(6,742)	—	(6,742)
Share-based compensation costs	—	—	6,022	—	—	6,022
Balances, June 30, 2018	112,370,340	$1,124	$913,096	$232,080	$(1,140)	$1,145,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$93,935	$80,344
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(347)
Depreciation and amortization	135,304	105,199
Amortization of debt financing costs and discounts on debt	4,681	4,368
Amortization of operating lease right-of-use-assets	16,468	—
Share-based compensation expense	17,867	14,949
Deferred income taxes	26,478	19,158
Non-cash impairment of assets	—	993
Loss on early extinguishments and modifications of debt	508	61
Other operating activities	303	15
Changes in operating assets and liabilities:
Accounts receivable, net	(6,675)	4,459
Inventories	(173)	1,067
Prepaid expenses and other current assets	(574)	3,282
Income taxes (receivable) payable, net	(1,290)	(40)
Other assets, net	(4,902)	(2,316)
Accounts payable and accrued liabilities	(6,583)	(15,729)
Operating lease liabilities	(16,468)	—
Other long-term tax liabilities	102	94
Other liabilities	5,331	2,434
Net cash provided by operating activities	264,312	217,991
Cash Flows from Investing Activities
Capital expenditures	(126,154)	(63,245)
Cash paid for acquisitions, net of cash received	(5,535)	(100,713)
Other investing activities	(23,259)	(9,240)
Net cash used in investing activities	(154,948)	(173,198)
Cash Flows from Financing Activities
Borrowings under bank credit facility	776,029	333,900
Payments under bank credit facility	(851,076)	(591,476)
Proceeds from issuance of senior notes	—	700,000
Debt financing costs, net	(60)	(11,028)
Share-based compensation activities, net	(3,056)	(3,381)
Shares repurchased and retired	(27,761)	(30,332)
Dividends paid	(13,389)	(11,267)
Other financing activities	(176)	(50)
Net cash provided by (used in) financing activities	(119,489)	386,366
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—
Cash flows from investing activities	—	482
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	—	482
Change in cash, cash equivalents and restricted cash	(10,125)	431,641
Cash, cash equivalents and restricted cash, beginning of period	273,202	227,279
Cash, cash equivalents and restricted cash, end of period	$263,077	$658,920
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$117,985	$85,090
Cash paid for income taxes	3,458	3,447
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$2,735	$7,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company," "Boyd," "Boyd Gaming," "we" or "us",) was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD."

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2019	2018	2018	2017
Cash and cash equivalents	$239,411	$249,417	$632,808	$203,104
Restricted cash	23,666	23,785	26,112	24,175
Total cash, cash equivalents and restricted cash	$263,077	$273,202	$658,920	$227,279

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

Operating leases are included in operating lease right-of-use assets, accrued liabilities and operating lease liabilities on our condensed consolidated balance sheets.

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

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 5, Accrued Liabilities, for the balance outstanding related to player loyalty programs.

The Company collects advanced deposits from hotel customers for future reservations representing obligations of the Company until the hotel room stay is provided to the customer. See Note 5, Accrued Liabilities, for the balance outstanding related to advance deposits.

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 5, Accrued Liabilities, for the balance outstanding related to the chip liability.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Food & beverage	$53,124	$43,285	$107,041	$85,923
Rooms	24,043	19,861	47,316	38,861
Other	3,764	2,749	7,229	5,329

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $139.1 million and $80.3 million for the three months ended June 30, 2019 and 2018, respectively, and $274.8 million and $158.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

ASU 2016-02, Leases ("Update 2016-02"); ASU 2018-10, Targeted Improvements ("Update 2018-10"); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("Update ASU 2018-01"); ASU 2018-11, Codification Improvements to Topic 842, Leases ("Update 2018-11"); ASU 2019-01, Codification Improvements to Topic 842, Leases ("Update 1901-01") (collectively, the “Lease Standard”)

The Lease Standard provides for transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

See Note 8, Leases, for further information regarding our leases.

Recently Issued Accounting Pronouncements

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("Update 2019-04") and ASU 2019-05, Financial Instruments - Credit Losses ("Update 2019-05")

In April and May 2019, the FASB issued Update 2019-04 and Update 2019-05, respectively, to provide clarification and corrections to ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("Update 2016-13"). The impact to the consolidated financial statements of Update 2016-13 is currently being evaluated by the Company. Update 2019-04 and Update 2019-05, along with Update 2016-13, are effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2019-04 and Update 2019-05 to the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 2.    ACQUISITIONS & DIVESTITURES

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

Pursuant to the Pinnacle Purchase Agreement, Boyd Gaming acquired from Pinnacle all of the issued and outstanding membership interests of the Acquired Companies as well as certain other assets (and assumed certain other liabilities) of Pinnacle related to the Acquired Companies (collectively, the "Pinnacle Acquisition"). Each of the Acquired Companies is now a wholly owned subsidiary of Boyd Gaming. The acquired companies are aggregated into our Midwest & South segment (See Note 11, Segment Information). The net purchase price was $576.1 million, subject to adjustments based on final working capital, cash and indebtedness of the combined properties at closing and transaction expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

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

Consideration Transferred

The fair value of the consideration transferred pursuant to the Pinnacle Purchase Agreement represented the purchase price of the net assets acquired. The total gross cash consideration was $615.1 million.

Status of Purchase Price Allocation

The Company is following the acquisition method of accounting per FASB Accounting Standards Codification Topic 805 ("ASC 805") guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Pinnacle Acquisition. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during third quarter 2019. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at June 30, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

	Preliminary Purchase Price Allocation
(In thousands)	As of December 31, 2018	Adjustments	As of June 30, 2019
Current assets	$64,604	$(419)	$64,185
Property and equipment	167,000	(400)	166,600
Other assets	(28)	—	(28)
Intangible assets	415,400	(16,700)	398,700
Total acquired assets	646,976	(17,519)	629,457

Current liabilities	54,585	137	54,722
Other liabilities	57,832	—	57,832
Total liabilities assumed	112,417	137	112,554
Net identifiable assets acquired	534,559	(17,656)	516,903
Goodwill	72,740	25,491	98,231
Net assets acquired	$607,299	$7,835	$615,134

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Land		$7,350
Buildings and improvements	15 - 40	89,150
Furniture and equipment	2 - 10	65,200
Construction in progress		4,900
Property and equipment acquired		$166,600

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives (in years)	As Recorded
Customer relationship	4	$41,200
Trademark	Indefinite	43,000
Gaming license right	Indefinite	314,500
Total intangible assets acquired		$398,700

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.6 million and $0.8 million of acquisition related costs that were expensed for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019

The following supplemental information presents the financial results of the Pinnacle Properties included in the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Total revenues	$174,299	$334,857
Net income	$18,639	$31,295

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

Pursuant to the Valley Forge Merger Agreement, Boyd TCV merged with and into Valley Forge (the "Valley Forge Merger"), with Valley Forge surviving the merger. Valley Forge is now a wholly owned subsidiary of Boyd. Valley Forge is a modern casino and hotel in King of Prussia, Pennsylvania that offers premium accommodations, gaming, dining, entertainment and retail services, and is aggregated into our Midwest & South segment (See Note 11, Segment Information). The net purchase price was $264.3 million.

Consideration Transferred

The fair value of the consideration transferred pursuant to the Valley Forge Merger Agreement represented the purchase price of the net assets acquired. The total gross consideration was $289.1 million.

Status of Purchase Price Allocation

The Company is following the acquisition method of accounting per ASC 805 guidance. For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management based on its judgment. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Valley Forge Merger. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) is currently in process. This determination requires significant judgment. As such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed during third quarter 2019. The final fair value determinations may be significantly different than those reflected in the condensed consolidated financial statements at June 30, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

	Preliminary Purchase Price Allocation
(In thousands)	As of December 31, 2018	Adjustments	As of June 30, 2019
Current assets	$29,909	$(629)	$29,280
Property and equipment	56,500	618	57,118
Other assets	483	2,389	2,872
Intangible assets	148,600	(12,000)	136,600
Total acquired assets	235,492	(9,622)	225,870

Current liabilities	12,968	—	12,968
Other liabilities	606	9,197	9,803
Total liabilities assumed	13,574	9,197	22,771
Net identifiable assets acquired	221,918	(18,819)	203,099
Goodwill	69,446	16,520	85,966
Net assets acquired	$291,364	$(2,299)	$289,065

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Land		$15,150
Buildings and improvements	15 - 40	32,908
Furniture and equipment	2 - 6	9,060
Property and equipment acquired		$57,118

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives (in years)	As Recorded
Customer relationship	5	$16,100
Trademark	Indefinite	12,500
Gaming license right	Indefinite	108,000
Total intangible assets acquired		$136,600

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.2 million of acquisition related costs that were expensed for both the three months ended June 30, 2019 and 2018 and $0.5 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019

The following supplemental information presents the financial results of Valley Forge included in the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Total revenues	$42,230	$83,421
Net income	$7,577	$14,405

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

Consideration Transferred

The fair value of the consideration transferred pursuant to the Lattner Merger Agreement represented the purchase price of the net assets acquired. The total gross consideration was $110.5 million.

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Lattner's opening balance sheet on June 1, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018. During the measurement period, which concluded on March 31, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $1.0 million increase in other assets and a $0.2 million increase in property and equipment, with a corresponding decrease of $1.2 million to goodwill. The measurement period adjustments and the related tax impact were immaterial to our condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

(In thousands)	Preliminary Allocation as of December 31, 2018	Adjustments	Final Purchase Price Allocation
Current assets	$10,638	$—	$10,638
Property and equipment	9,307	189	9,496
Other assets	1,963	970	2,933
Intangible assets	58,000	—	58,000
Total acquired assets	79,908	1,159	81,067

Current liabilities	1,062	—	1,062
Total liabilities assumed	1,062	—	1,062
Net identifiable assets acquired	78,846	1,159	80,005
Goodwill	31,692	(1,163)	30,529
Net assets acquired	$110,538	$(4)	$110,534

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Buildings and improvements	10 - 45	$66
Furniture and equipment	3 - 7	9,430
Property and equipment acquired		$9,496

The following table summarizes the acquired intangible asset and weighted average useful lives of the definite-lived intangible asset.

(In thousands)	Useful Lives (in years)	As Recorded
Host agreements	15	$58,000
Total intangible assets acquired		$58,000

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment. All of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $0.2 million and $0.5 million of acquisition related costs that were expensed for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled "Project development, preopening and writedowns".

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Lattner acquisition for the period subsequent to its acquisition as such amounts are not material for the three and six months ended June 30, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

	Six Months Ended June 30, 2018
(In thousands)	Boyd Gaming Corporation (As Reported)	Acquired Companies	Boyd Gaming Corporation (Pro Forma)
Total revenues	$1,222,911	$434,305	$1,657,216
Net income from continuing operations, net of tax	$79,997	$2,663	$82,660
Basic net income per share	$0.70		$0.72
Diluted net income per share	$0.70		$0.72

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

Divestiture of Borgata

On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in the parent company of Borgata in Atlantic City, New Jersey, to MGM Resorts International ("MGM") pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016, by and among the Company, Boyd Atlantic City, Inc., a wholly owned subsidiary of the Company, and MGM.  During the three and six months ended June 30, 2018, we recognized $0.3 million in income, net of tax, for the cash we received for our share of miscellaneous recoveries realized by Borgata during that period. This payment is included in discontinued operations in the condensed consolidated financial statements.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Land	$327,456	$316,590
Buildings and improvements	3,094,003	3,084,337
Furniture and equipment	1,538,707	1,480,917
Riverboats and barges	239,450	240,507
Construction in progress	117,503	66,752
Total property and equipment	5,317,119	5,189,103
Less accumulated depreciation	2,590,565	2,473,039
Property and equipment, net	$2,726,554	$2,716,064

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Depreciation expense	$60,852	$51,357	$120,897	$101,503

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

NOTE 4.    INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2019
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.8	$66,700	$(26,997)	$—	$39,703
Favorable lease rates	36.5	11,730	(3,415)	—	8,315
Development agreement	—	21,373	—	—	21,373
Host agreements	13.9	58,000	(4,189)	—	53,811
		157,803	(34,601)	—	123,202

Indefinite lived intangible assets
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,321,685	(33,960)	(179,974)	1,107,751
		1,529,072	(33,960)	(184,274)	1,310,838
Balances, June 30, 2019		$1,686,875	$(68,561)	$(184,274)	$1,434,040

	December 31, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	7.3	$65,400	$(15,113)	$—	$50,287
Favorable lease rates	37.0	11,730	(3,302)	—	8,428
Development agreement	—	21,373	—	—	21,373
Host agreements	14.4	58,000	(2,256)	—	55,744
		156,503	(20,671)	—	135,832

Indefinite lived intangible assets
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,341,685	(33,960)	(179,974)	1,127,751
		1,549,072	(33,960)	(184,274)	1,330,838
Balances, December 31, 2018		$1,705,575	$(54,631)	$(184,274)	$1,466,670

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________

________

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Payroll and related expenses	$87,025	$85,532
Interest	35,630	35,734
Gaming liabilities	60,331	59,823
Player loyalty program liabilities	30,100	25,251
Advance deposits	23,960	21,687
Outstanding chip liabilities	5,640	7,449
Dividend payable	7,780	6,705
Operating lease liabilities	66,077	—
Other accrued liabilities	87,473	91,994
Total accrued liabilities	$404,016	$334,175

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2019
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	June 30, 2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.610%	$1,696,282	$(1,098)	$(18,786)	$1,676,398
6.875% senior notes due 2023	6.875%	750,000	—	(6,823)	743,177
6.375% senior notes due 2026	6.375%	750,000	—	(8,932)	741,068
6.000% senior notes due 2026	6.000%	700,000	—	(9,942)	690,058
Other	11.029%	58,505	—	—	58,505
Total long-term debt		3,954,787	(1,098)	(44,483)	3,909,206
Less current maturities		26,986	—	—	26,986
Long-term debt, net		$3,927,801	$(1,098)	$(44,483)	$3,882,220

	December 31, 2018
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	December 31, 2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.651%	$1,771,330	$(1,286)	$(21,515)	$1,748,529
6.875% senior notes due 2023	6.875%	750,000	—	(7,701)	742,299
6.375% senior notes due 2026	6.375%	750,000	—	(9,594)	740,406
6.000% senior notes due 2026	6.000%	700,000	—	(10,639)	689,361
Other	11.010%	58,705	—	—	58,705
Total long-term debt		4,030,035	(1,286)	(49,449)	3,979,300
Less current maturities		24,181	—	—	24,181
Long-term debt, net		$4,005,854	$(1,286)	$(49,449)	$3,955,119

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The outstanding principal amounts under our existing bank credit facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$320,000	$320,000
Term A Loan	241,325	248,351
Refinancing Term B Loans	1,096,357	1,152,679
Swing Loan	38,600	50,300
Total outstanding principal amounts under the bank credit facility	$1,696,282	$1,771,330

At June 30, 2019, approximately $1.7 billion was outstanding under the bank credit facility. With a total revolving credit commitment of $945.5 million available under the bank credit facility, $320.0 million was borrowed on the Revolving Credit Facility, $38.6 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, leaving a remaining contractual availability of $574.2 million as of June 30, 2019.

Covenant Compliance

As of June 30, 2019, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2019, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 8.    LEASES

We have operating and finance leases primarily for three casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of 1 year to 59 years, some of which include options to extend the leases for up to 67 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Lease, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the three and six months ended June 30, 2019 was not material.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$42,407	$72,042
Short-term lease cost	(111)	225

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,970	$71,690

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,781	8,491

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2019
Operating Leases
Operating lease right-of-use assets	$916,613

Current lease liabilities (included in accrued liabilities)	$66,077
Operating lease liabilities	850,536
Total operating lease liabilities	$916,613

Weighted Average Remaining Lease Term
Operating leases (in years)	19.1

Weighted Average Discount Rate
Operating leases	9.2%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
For the period ending December 31,
Last two quarters of 2019	$68,903
2020	140,002
2021	127,591
2022	113,919
2023	111,970
Thereafter	1,377,613
Total lease payments	1,939,998
Less imputed interest	(1,023,385)
Less current portion (included in accrued liabilities)	(66,077)
Long-term portion of operating lease liabilities	$850,536

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). As of June 30, 2019, the 2008 Plan was fully depleted and $72.8 million remained under the 2018 Plan. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Shares repurchased (2)	245	301	1,075	860
Total cost, including brokerage fees	$6,108	$10,530	$27,760	$30,332
Average repurchase price per share (3)	$24.90	$35.02	$25.82	$35.28

(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2019 and 2018. These amounts exclude repurchases traded but not yet settled on or before  June 30, 2019 and 2018.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
June 7, 2019	June 17, 2019	July 15, 2019	0.07

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Gaming	$167	$131	$361	$303
Food & beverage	32	25	69	58
Room	15	13	33	28
Selling, general and administrative	849	669	1,837	1,541
Corporate expense	7,095	5,184	15,567	13,019
Total share-based compensation expense	$8,158	$6,022	$17,867	$14,949

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$239,411	$239,411	$—	$—
Restricted cash	23,666	23,666	—	—
Investment available for sale	15,963	—	—	15,963

Liabilities
Contingent payments	$2,072	$—	$—	$2,072

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  June 30, 2019 and December 31, 2018.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2019 and December 31, 2018 is a discount rate of 10.6% and 11.2%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At  June 30, 2019 and December 31, 2018, $0.6 million and $0.5 million, respectively,of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at June 30, 2019 and December 31, 2018, $15.4 million and $15.3 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.7 million and $2.8 million, as of  June 30, 2019 and December 31, 2018, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of 10 years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2019 and December 31, 2018, is a discount rate of 6.9% and 6.8%, respectively. At June 30, 2019 and December 31, 2018, there was a current liability of $0.9 million and $0.8 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at June 30, 2019 and December 31, 2018, of $1.2 million and $1.6 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,452	$(2,280)	$16,454	$(2,813)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	37	(36)	36	(58)
Included in other comprehensive income (loss)	(16)	—	(424)	—
Included in other items, net	—	4	—	64
Purchases, sales, issuances and settlements:
Settlements	(510)	240	(475)	230
Balance at end of reporting period	$15,963	$(2,072)	$15,591	$(2,577)

	Six Months Ended
	June 30, 2019		June 30, 2018
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,772	$(2,407)	$17,752	$(2,887)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	75	(76)	72	(120)
Included in other comprehensive income (loss)	626	—	(1,758)	—
Included in other items, net	—	(61)	—	(18)
Purchases, sales, issuances and settlements:
Settlements	(510)	472	(475)	448
Balance at end of reporting period	$15,963	$(2,072)	$15,591	$(2,577)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,878	$24,735	$28,609	Level 3

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,943	$24,477	$29,591	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,696,282	$1,676,398	$1,685,646	Level 2
6.875% senior notes due 2023	750,000	743,177	776,250	Level 1
6.375% senior notes due 2026	750,000	741,068	792,188	Level 1
6.000% senior notes due 2026	700,000	690,058	735,000	Level 1
Other	58,505	58,505	58,505	Level 3
Total debt	$3,954,787	$3,909,206	$4,047,589

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,771,330	$1,748,529	$1,720,654	Level 2
6.875% senior notes due 2023	750,000	742,299	757,500	Level 1
6.375% senior notes due 2026	750,000	740,406	724,688	Level 1
6.000% senior notes due 2026	700,000	689,361	657,125	Level 1
Other	58,705	58,705	58,705	Level 3
Total debt	$4,030,035	$3,979,300	$3,918,672

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about June 30, 2019 and December 31, 2018. The estimated fair values of our Senior Notes are based on quoted market prices as of June 30, 2019 and December 31, 2018. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, beginning in 2018; and (2) capital leases with various maturity dates from 2019 to 2026. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2019 and 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

Total Reportable Segment Departmental Revenues and Adjusted EBITDAR

We evaluate each of our property's profitability based upon Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early retirements of debt, and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for Lattner, our Illinois distributed gaming operator, are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended June 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$142,754	$38,970	$26,445	$12,777	$220,946
Downtown Las Vegas	34,816	14,435	7,103	8,114	64,468
Midwest & South	456,089	58,642	27,549	18,438	560,718
Total Revenues	$633,659	$112,047	$61,097	$39,329	$846,132

	Three Months Ended June 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$142,488	$38,948	$25,659	$12,879	$219,974
Downtown Las Vegas	32,822	13,741	6,606	8,033	61,202
Midwest & South	272,478	34,912	17,169	11,058	335,617
Total Revenues	$447,788	$87,601	$49,434	$31,970	$616,793

	Six Months Ended June 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$286,397	$78,026	$52,649	$26,724	$443,796
Downtown Las Vegas	68,755	28,538	14,301	15,900	127,494
Midwest & South	898,760	116,573	51,391	35,406	1,102,130
Total Revenues	$1,253,912	$223,137	$118,341	$78,030	$1,673,420

	Six Months Ended June 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$285,636	$77,818	$51,815	$26,880	$442,149
Downtown Las Vegas	65,261	27,328	13,417	15,664	121,670
Midwest & South	537,354	67,854	32,114	21,770	659,092
Total Revenues	$888,251	$173,000	$97,346	$64,314	$1,222,911

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Adjusted EBITDAR
Las Vegas Locals	$71,449	$70,248	$145,683	$141,278
Downtown Las Vegas	15,902	13,543	30,927	26,761
Midwest & South	165,064	98,510	321,535	192,756
Total Reportable Segment Adjusted EBITDAR	252,415	182,301	498,145	360,795
Corporate expense	(19,819)	(18,878)	(42,524)	(36,900)
Adjusted EBITDAR	232,596	163,423	455,621	323,895

Other operating costs and expenses
Deferred rent	244	294	489	550
Master lease rent expense	24,431	—	48,393	—
Depreciation and amortization	68,051	53,923	135,304	105,199
Share-based compensation expense	8,158	6,022	17,867	14,949
Project development, preopening and writedowns	4,915	5,801	8,946	9,241
Impairment of assets	—	993	—	993
Other operating items, net	105	132	304	1,931
Total other operating costs and expenses	105,904	67,165	211,303	132,863
Operating income	$126,692	$96,258	$244,318	$191,032

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2019	2018
Assets
Las Vegas Locals	$1,843,984	$1,732,138
Downtown Las Vegas	211,557	169,495
Midwest & South	4,268,208	3,562,926
Total Reportable Segment Assets	6,323,749	5,464,559
Corporate	386,703	291,780
Total Assets	$6,710,452	$5,756,339

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

The tables below present the condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidating statements of operations for the three and six months ended June 30, 2019 and 2018, and the condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional restricted subsidiaries listed above as subsidiary guarantors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	June 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,024	$222,959	$—	$14,428	$—	$—	$239,411
Restricted cash	—	13,761	—	9,905	—	—	23,666
Other current assets	15,497	115,346	62	2,811	—	—	133,716
Property and equipment, net	162,337	2,462,750	—	101,467	—	—	2,726,554
Investments in subsidiaries	6,643,075	2,411	—	(1,158)	—	(6,644,328)	—
Intercompany receivable	—	2,435,124	374,116	—	—	(2,809,240)	—
Operating leases right-of-use assets	24,137	886,952	—	5,524	—	—	916,613
Other assets, net	54,824	29,281	—	49,370	—	—	133,475
Intangible assets, net	—	1,356,169	—	77,871	—	—	1,434,040
Goodwill, net	—	1,071,638	—	31,339	—	—	1,102,977
Total assets	$6,901,894	$8,596,391	$374,178	$291,557	$—	$(9,453,568)	$6,710,452

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$26,695	$291	$—	$—	$—	$—	$26,986
Other current liabilities	149,100	331,384	—	23,337	—	36	503,857
Intercompany payable	1,836,536	—	—	972,768	—	(2,809,304)	—
Long-term debt, net of current maturities and debt issuance costs	3,824,005	531	—	57,684	—	—	3,882,220
Operating lease liabilities, net of current portion	20,484	826,011	—	4,041	—	—	850,536
Other long-term liabilities	(167,641)	418,506	900	(17,627)	—	—	234,138

Total stockholders' equity (deficit)	1,212,715	7,019,668	373,278	(748,646)	—	(6,644,300)	1,212,715
Total liabilities and stockholders' equity	$6,901,894	$8,596,391	$374,178	$291,557	$—	$(9,453,568)	$6,710,452

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$21,449	$828,403	$—	$22,242	$—	$(25,962)	$846,132
Operating costs and expenses
Operating	—	420,304	—	18,313	—	—	438,617
Selling, general and administrative	—	114,234	—	2,467	—	—	116,701
Master lease rent expense	—	24,431	—	—	—	—	24,431
Maintenance and utilities	—	39,382	—	325	—	—	39,707
Depreciation and amortization	8,039	56,792	—	3,220	—	—	68,051
Corporate expense	25,915	127	—	871	—	—	26,913
Project development, preopening and writedowns	1,989	1,093	—	1,833	—	—	4,915
Other operating items, net	45	60	—	—	—	—	105
Intercompany expenses	51	25,911	—	—	—	(25,962)	—
Total operating costs and expenses	36,039	682,334	—	27,029	—	(25,962)	719,440
Equity in earnings (losses) of subsidiaries	115,525	24	—	—	—	(115,549)	—
Operating income (loss)	100,935	146,093	—	(4,787)	—	(115,549)	126,692
Other expense (income)
Interest expense, net	58,623	176	—	1,618	—	—	60,417
Loss on early extinguishments and modifications of debt	508	—	—	—	—	—	508
Other, net	127	(565)	—	(17)	—	—	(455)
Total other expense (income), net	59,258	(389)	—	1,601	—	—	60,470
Income (loss) from continuing operations before income taxes	41,677	146,482	—	(6,388)	—	(115,549)	66,222
Income tax benefit (provision)	6,807	(25,511)	—	966	—	—	(17,738)
Net income (loss)	$48,484	$120,971	$—	$(5,422)	$—	$(115,549)	$48,484
Comprehensive income (loss)	$48,472	$120,959	$—	$(5,422)	$—	$(115,537)	$48,472

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$21,286	$607,569	$—	$13,745	$—	$(25,807)	$616,793
Operating costs and expenses
Operating	—	306,392	—	12,517	—	—	318,909
Selling, general and administrative	(3)	85,913	—	2,131	—	—	88,041
Maintenance and utilities	—	28,331	—	342	—	—	28,673
Depreciation and amortization	4,347	48,245	—	1,331	—	—	53,923
Corporate expense	23,252	213	—	598	—	—	24,063
Project development, preopening and writedowns	2,640	1,017	—	2,144	—	—	5,801
Impairment of assets	993	—	—	—	—	—	993
Other operating items, net	48	84	—	—	—	—	132
Intercompany expenses	(199)	26,006	—	—	—	(25,807)	—
Total operating costs and expenses	31,078	496,201	—	19,063	—	(25,807)	520,535
Equity in earnings (losses) of subsidiaries	82,365	(386)	—	—	—	(81,979)	—
Operating income (loss)	72,573	110,982	—	(5,318)	—	(81,979)	96,258
Other expense (income)
Interest expense, net	44,154	277	—	6	—	—	44,437
Other, net	(5)	(2)	—	(17)	—	—	(24)
Total other expense (income), net	44,149	275	—	(11)	—	—	44,413
Income (loss) from continuing operations before income taxes	28,424	110,707	—	(5,307)	—	(81,979)	51,845
Income tax benefit (provision)	10,521	(24,785)	—	1,017	—	—	(13,247)
Income (loss) from continuing operations, net of tax	38,945	85,922	—	(4,290)	—	(81,979)	38,598
Income (loss) from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$38,945	$85,922	$347	$(4,290)	$—	$(81,979)	$38,945
Comprehensive income (loss)	$38,639	$85,616	$347	$(4,290)	$—	$(81,673)	$38,639

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$43,011	$1,638,951	$—	$43,561	$—	$(52,103)	$1,673,420
Operating costs and expenses
Operating	—	832,139	—	36,007	—	—	868,146
Selling, general and administrative	—	226,958	—	5,154	—	—	232,112
Master lease rent expense	—	48,393	—	—	—	—	48,393
Maintenance and utilities	—	77,216	—	591	—	—	77,807
Depreciation and amortization	15,267	113,874	—	6,163	—	—	135,304
Corporate expense	55,868	312	—	1,910	—	—	58,090
Project development, preopening and writedowns	4,098	1,205	—	3,643	—	—	8,946
Other operating items, net	69	235	—	—	—	—	304
Intercompany expenses	102	52,001	—	—	—	(52,103)	—
Total operating costs and expenses	75,404	1,352,333	—	53,468	—	(52,103)	1,429,102
Equity in earnings (losses) of subsidiaries	225,393	(123)	—	—	—	(225,270)	—
Operating income (loss)	193,000	286,495	—	(9,907)	—	(225,270)	244,318
Other expense (income)
Interest expense, net	117,655	760	—	3,226	—	—	121,641
Loss on early extinguishments and modifications of debt	508	—	—	—	—	—	508
Other, net	256	(565)	—	(31)	—	—	(340)
Total other expense (income), net	118,419	195	—	3,195	—	—	121,809
Income (loss) from continuing operations before income taxes	74,581	286,300	—	(13,102)	—	(225,270)	122,509
Income tax benefit (provision)	19,354	(49,951)	—	2,023	—	—	(28,574)
Net income (loss)	$93,935	$236,349	$—	$(11,079)	$—	$(225,270)	$93,935
Comprehensive income (loss)	$94,388	$236,802	$—	$(11,079)	$—	$(225,723)	$94,388

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Six Months Ended June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$42,127	$1,208,531	$—	$23,766	$—	$(51,513)	$1,222,911
Operating costs and expenses
Operating	—	610,225	—	22,147	—	—	632,372
Selling, general and administrative	8	171,634	—	3,993	—	(11)	175,624
Maintenance and utilities	—	55,929	—	670	—	—	56,599
Depreciation and amortization	8,183	94,775	—	2,241	—	—	105,199
Corporate expense	48,500	216	—	1,204	—	—	49,920
Project development, preopening and writedowns	4,143	1,190	—	3,908	—	—	9,241
Impairment of assets	993	—	—	—	—	—	993
Other operating items, net	48	1,883	—	—	—	—	1,931
Intercompany expenses	102	51,400	—	—	—	(51,502)	—
Total operating costs and expenses	61,977	987,252	—	34,163	—	(51,513)	1,031,879
Equity in earnings (losses) of subsidiaries	164,009	(571)	—	—	—	(163,438)	—
Operating income (loss)	144,159	220,708	—	(10,397)	—	(163,438)	191,032
Other expense (income)
Interest expense, net	87,673	554	—	12	—	—	88,239
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	(5)	(366)	—	(33)	—	—	(404)
Total other expense (income), net	87,729	188	—	(21)	—	—	87,896
Income (loss) from continuing operations before income taxes	56,430	220,520	—	(10,376)	—	(163,438)	103,136
Income tax benefit (provision)	23,914	(49,169)	—	2,116	—	—	(23,139)
Income (loss) from continuing operations, net of tax	80,344	171,351	—	(8,260)	—	(163,438)	79,997
Income (loss) from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$80,344	$171,351	$347	$(8,260)	$—	$(163,438)	$80,344
Comprehensive income (loss)	$79,074	$170,081	$347	$(8,260)	$—	$(162,168)	$79,074

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(110,388)	$375,562	$8	$(691)	$—	$(179)	$264,312
Cash flows from investing activities
Capital expenditures	(81,645)	(43,223)	—	(1,286)	—	—	(126,154)
Cash paid for acquisition, net of cash received	(5,535)	—	—	—	—	—	(5,535)
Net activity with affiliates	—	(328,558)	(8)	—	—	328,566	—
Other investing activities	(16,471)	(6,788)	—	—	—	—	(23,259)
Net cash from investing activities	(103,651)	(378,569)	(8)	(1,286)	—	328,566	(154,948)
Cash flows from financing activities
Borrowings under bank credit facility	776,029	—	—	—	—	—	776,029
Payments under bank credit facility	(851,076)	—	—	—	—	—	(851,076)
Debt financing costs, net	(60)	—	—	—	—	—	(60)
Net activity with affiliates	326,679	—	—	1,708	—	(328,387)	—
Share-based compensation activities, net	(3,056)	—	—	—	—	—	(3,056)
Shares repurchased and retired	(27,761)	—	—	—	—	—	(27,761)
Dividends paid	(13,389)	—	—	—	—	—	(13,389)
Other financing activities	—	(176)	—	—	—	—	(176)
Net cash from financing activities	207,366	(176)	—	1,708	—	(328,387)	(119,489)
Net change in cash, cash equivalents and restricted cash	(6,673)	(3,183)	—	(269)	—	—	(10,125)
Cash, cash equivalents and restricted cash, beginning of period	8,697	239,903	—	24,602	—	—	273,202
Cash, cash equivalents and restricted cash, end of period	$2,024	$236,720	$—	$24,333	$—	$—	$263,077

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Six Months Ended June 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(70,065)	$282,907	$(135)	$5,405	$—	$(121)	$217,991
Cash flows from investing activities
Capital expenditures	(36,914)	(26,059)	—	(272)	—	—	(63,245)
Cash paid for acquisition, net of cash received	(100,713)	—	—	—	—	—	(100,713)
Net activity with affiliates	—	(289,361)	(347)	—	—	289,708	—
Other investing activities	(9,240)	—	—	—	—	—	(9,240)
Net cash from investing activities	(146,867)	(315,420)	(347)	(272)	—	289,708	(173,198)
Cash flows from financing activities
Borrowings under bank credit facility	333,900	—	—	—	—	—	333,900
Payments under bank credit facility	(591,476)	—	—	—	—	—	(591,476)
Proceeds from issuance of senior notes	700,000	—	—	—	—	—	700,000
Debt financing costs, net	(11,028)	—	—	—	—	—	(11,028)
Net activity with affiliates	277,000	—	—	12,587	—	(289,587)	—
Share-based compensation activities, net	(3,381)	—	—	—	—	—	(3,381)
Shares repurchased and retired	(30,332)	—	—	—	—	—	(30,332)
Dividends paid	(11,267)	—	—	—	—	—	(11,267)
Other financing activities	—	(50)	—	—	—	—	(50)
Net cash from financing activities	663,416	(50)	—	12,587	—	(289,587)	386,366
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	—	—	—	—	—
Cash flows from investing activities	—	—	482	—	—	—	482
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	482	—	—	—	482
Net change in cash, cash equivalents and restricted cash	446,484	(32,563)	—	17,720	—	—	431,641
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$446,831	$181,400	$—	$30,689	$—	$—	$658,920

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

NOTE 13.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2019. During this period, up to the filing date, we did not identify any additional subsequent events, other than the payment of the cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment.

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

Our Strategy

Our strategy is to increase shareholder value by pursuing strategic initiatives that improve and grow our business.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Total revenues	$846.1	$616.8	$1,673.4	$1,222.9
Operating income	126.7	96.3	244.3	191.0
Income from continuning operations, net of tax	48.5	38.6	93.9	80.0
Income from discontinued operations, net of tax	—	0.3	—	0.3
Net income	48.5	38.9	93.9	80.3

Total Revenues

Total revenues increased $229.3 million, or 37.2%, for the three months ended June 30, 2019, compared to the prior year period due primarily to the Midwest & South segment increasing $225.1 million over the prior year comparable period. The increase in total revenues in the Midwest & South segment are attributable to the acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018 (collectively, the "Acquisitions").

Total revenues increased $450.5 million, or 36.8%, for the six months ended June 30, 2019, compared to the prior year period due primarily to the Midwest & South segment increasing $443.0 million over the prior year comparable period as a result of the Acquisitions.

Operating Income

Operating income increased $30.4 million, or 31.6%, for the three months ended June 30, 2019 and $53.3 million, or 27.9%, for the six months ended June 30, 2019, compared to the prior year comparable periods primarily due to the Acquisitions and cost control efforts surrounding our operating costs.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the  three months ended June 30, 2019  was $48.5 million, as compared to $38.6 million in the comparable prior year period, resulting in an increase of $9.9 million. This increase is attributable to the $30.4 million operating income increase, as discussed above, offset by a $16.3 million increase in interest expense, net of amounts capitalized, due to an increase in the weighted average long-term debt balance of $0.9 million reflecting the additional debt issued to fund the Acquisitions and a 0.3 percentage point increase in the weighted average interest rate. In addition, the income tax provision increased $4.5 million from the prior year comparable period due to an increase in income.

Income from continuing operations, net of tax for the six months ended June 30, 2019 was $93.9 million, as compared to $80.0 million in the comparable prior year period, resulting in an increase of $13.9 million. This increase is attributable to the $53.3 million operating income increase, as discussed above, offset by a $33.3 million increase in interest expense, net of amounts capitalized, due to an increase in the weighted average long-term debt balance of $0.9 million reflecting the additional debt issued to fund the Acquisitions and a 0.4 percentage point increase in the weighted average interest rate. In addition, the income tax provision increased $5.4 million from the prior year comparable period due to an increase in income.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the three and six months ended June 30, 2018 include our share of miscellaneous recoveries realized by Borgata in the period.

Net Income

Net income increased $9.6 million, or 24.5%, for the three months ended June 30, 2019, compared to the prior year period due primarily to the increase in income from continuing operations, net of tax of $9.9 million, as discussed above, partially offset by the inclusion in the prior year of $0.3 million in income from discontinued operations, net of tax.

Net income increased $13.6 million, or 16.9%, for the six months ended June 30, 2019, compared to the prior year period due primarily to the increase in income from continuing operations, net of tax of $13.9 million, as discussed above, partially offset by the inclusion in the prior year of $0.3 million in income from discontinued operations, net of tax.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 75% and 73% of revenues for the three and six month periods ended June 30, 2019 and 2018, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 13% and 14% of revenues for the three and six month periods ended June 30, 2019 and 2018, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
REVENUES
Gaming	$633.7	$447.8	$1,253.9	$888.3
Food & beverage	112.0	87.6	223.1	173.0
Room	61.1	49.4	118.3	97.3
Other	39.3	32.0	78.1	64.3
Total revenues	$846.1	$616.8	$1,673.4	$1,222.9

COSTS AND EXPENSES
Gaming	$282.6	$194.0	$559.2	$383.0
Food & beverage	103.5	81.6	205.6	164.3
Room	27.8	21.7	54.7	42.6
Other	24.7	21.6	48.6	42.5
Total costs and expenses	$438.6	$318.9	$868.1	$632.4

MARGINS
Gaming	55.4%	56.7%	55.4%	56.9%
Food & beverage	7.6%	6.8%	7.8%	5.0%
Room	54.5%	56.1%	53.8%	56.2%
Other	37.2%	32.5%	37.8%	33.9%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $185.9 million, or 41.5%, increase in gaming revenues during the three months ended June 30, 2019, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment, which experienced a $183.6 million increase in gaming revenue primarily due to the Acquisitions.

Gaming revenues increased  $365.7 million, or 41.2%, during the six months ended June 30, 2019, as compared to the corresponding period of the prior year, was primarily due to the Acquisitions, which generated $356.8 million of gaming revenue for the Midwest & South segment.

Food & Beverage

Food & beverage revenues increased  $24.4 million, or 27.9% during the three months ended June 30, 2019, as compared to the corresponding period of the prior year. The increase is due to the Midwest & South segment growing by $23.7 million which is attributable to the Acquisitions. Overall food & beverage margins increased to 7.6% from 6.8% from the prior year comparable period, due primarily to an increase in average check of 5 .9%.

Food & beverage revenues increased $50.1 million, or 29.0% during the six months ended June 30, 2019, as compared to the corresponding period of the prior year. The increase is due to the Acquisitions as the Midwest & South segment experienced growth of $48.7 million over the prior year comparable period.  Overall food & beverage margins increased to 7.8% from 5.0% over the prior year comparable period, primarily due to an increase in average check of 6.2%.

Room

Room revenues increased $11.7 million, or 23.6%, during the three months ended June 30, 2019, as compared to the corresponding period of the prior year due primarily to the Acquisitions. Overall room margins decreased to 54.5% from 56.1% from the prior year comparable period, due primarily to a 16.0% increase in cost per room offset by a 9.7% increase in the average daily rate.

Room revenues increased $21.0 million, or 21.6%, during the six months ended June 30, 2019, as compared to the corresponding period of the prior year due primarily to the Acquisitions. Overall room margins decreased to 53.8% from 56.2% from the prior year comparable period, due primarily to the cost per room increasing 14.2% and the average daily rate increasing by only 6.2%.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $7.4 million or 23.0%, and $13.7 million or 21.3% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods of the prior year, primarily due to the Acquisitions.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Total revenues
Las Vegas Locals	$220.9	$220.0	$443.8	$442.1
Downtown Las Vegas	64.5	61.2	127.5	121.7
Midwest & South	560.7	335.6	1,102.1	659.1
Total revenues	$846.1	$616.8	$1,673.4	$1,222.9

Adjusted EBITDA (1)
Las Vegas Locals	$71.4	$70.2	$145.7	$141.3
Downtown Las Vegas	15.9	13.6	30.9	26.8
Midwest & South	165.1	98.5	321.5	192.7
Total Reportable Segment Adjusted EBITDAR	252.4	182.3	498.1	360.8
Corporate expense	(19.8)	(18.9)	(42.5)	(36.9)
Adjusted EBITDAR	$232.6	$163.4	$455.6	$323.9

(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $0.9 million, or 0.4%, during the three months ended June 30, 2019, as compared to the corresponding period of the prior year, primarily due to room revenue increasing by $0.8 million over the prior year comparable period which was driven by the average daily rate increasing 1.0% as hotel occupancy remained flat.

Total revenues increased by $1.7 million, or 0.4%, during the six months ended June 30, 2019, as compared to the corresponding period of the prior year, reflecting revenue increases in gaming, food & beverage and room departmental categories. Both gaming revenue and room revenue each increased $0.8 million over the prior year comparable period. Gaming revenue growth was attributable to a 6.4% increase in table game win.

Adjusted EBITDAR increased by $1.2 million or 1.7%, and $4.4 million or 3.1% for the three and six months ended June 30, 2019, respectively, over the comparable prior year periods due primarily to our revenue growth, ongoing refinements to marketing programs and good regional economic conditions.

Downtown Las Vegas

Total revenues increased by $3.3 million, or 5.4%, during the three months ended June 30, 2019, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenue was the driving factor, increasing by $2.0 million due to a 2.2% increase in slot handle and a 6.8% increase in slot win. We continue to tailor our marketing programs in the Downtown segment to our Hawaiian market. Our Hawaiian market represented approximately 54% during both the  three months ended June 30, 2019 and 2018, of our occupied rooms in this segment.

Total revenues increased by $5.8 million, or 4.5%, during the six months ended June 30, 2019, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenue increased by $3.5 million due to a 1% increase in slot handle and a 6.0% increase in slot win. Food & beverage revenue increase $1.2 million as a result of average check increasing 2.8% over the prior year comparable period. Our Hawaiian market represented 53% and 52% during the six months ended June 30, 2019 and 2018, respectively, of our occupied rooms in this segment.

Adjusted EBITDAR increased by $2.3 million or 16.9%, and $4.1 million or 15.3% for the three and six months ended June 30, 2019, respectively, over the comparable prior yea r periods due to revenue growth.

Midwest & South

Total revenues increased by $225.1 million, or 67.1%, during the three months ended June 30, 2019 and  $443.0 million, or 40.2%, during the six months ended June 30, 2019, as compared to the corresponding periods of the prior yea r, due to the Acquisitions .

Adjusted EBITDAR increased by $66.6 million or 67.6%, and $128.8 million or 66.8% for the three and six months ended June 30, 2019, respectively, over the comparable prior year perio ds due primarily to the Acquisitions.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Selling, general and administrative	$116.7	$88.0	$232.1	$175.6
Master lease rent expense	24.4	—	48.4	—
Maintenance and utilities	39.7	28.7	77.8	56.6
Depreciation and amortization	68.1	53.9	135.3	105.2
Corporate expense	26.9	24.1	58.1	49.9
Project development, preopening and writedowns	4.9	5.8	8.9	9.2
Impairment of assets	—	1.0	—	1.0
Other operating items, net	0.1	0.1	0.3	1.9

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 13.8% and 14.3% during the three months ended June 30, 2019 and 2018, respectively, and 13.9% and 14.4% during the six months ended June 30, 2019 and 2018, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to a master lease agreement with a real estate investment trust.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were relatively consistent at 4.7% and 4.6% during the three months ended June 30, 2019 and 2018, respectively, and 4.6% during both the six months ended June 30, 2019 and 2018.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, remained consistent at 8.0% and 8.7% during the three months ended June 30, 2019 and 2018, respectively, and 8.1% and 8.6% during the six months ended June 30, 2019 and 2018, respectively. The decline in the percentage versus the prior year period is attributable to there not being depreciation on the real property for three of the Acquisition properties which are subject to the master lease agreement.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.2% and 3.9% of revenues during the three months ended June 30, 2019 and 2018, respectively, and 3.5% and 4.1% during the six months ended June 30, 2019 and 2018, respectively.

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

Impairment of Assets

Impairments of assets for the three and six months ended June 30, 2018 included non-cash impairment charges related to a nonoperating asset.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Interest Expense, net	$60.4	$44.4	$121.6	$88.2
Average Long-Term Debt Balance (1)	3,989.8	3,103.9	4,014.6	3,091.8
Weighted Average Interest Rates	5.7%	5.4%	5.7%	5.3%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2019 and 2018, increased $16.0 million or 36.0%, and $33.4 million or 37.9%, respectively, as compared to the prior year. The impact is attributable to an increase in the weighted average long-term debt balance of $0.9 million for each of the three and six months ended June 30, 2019 which is driven by the issuance in June 2018 of the $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 issued in anticipation of the Acquisitions. In addition, the weighted average interest rate percentage point increased by 0.3 and 0.4 for the three and six months ended June 30, 2019, respectively, which is driven by an increase in the underlying Eurodollar rate.

Income Taxes

The effective tax rate on income during the six months ended June 30, 2019 and 2018 were 23.3% and 22.4%, respectively. Our provisions for the six months ended June 30, 2019 and 2018 were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. Our effective tax rates were also impacted by state taxes and certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2019 and December 31, 2018, we had balances of cash and cash equivalents of $239.4 million and $249.4 million, respectively. In addition, we held restricted cash balances of $23.7 million and $23.8 million at June 30, 2019 and December 31, 2018, respectively.

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

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2019	2018
Net cash provided by operating activities	$264.3	$218.0

Cash flows from investing activities
Capital expenditures	(126.2)	(63.3)
Cash paid for acquisition, net of cash received	(5.5)	(100.7)
Other investing activities	(23.3)	(9.2)
Net cash used in investing activities	(155.0)	(173.2)

Cash flows from financing activities
Net payments under bank credit facility	(75.0)	(257.6)
Proceeds from issuance of senior notes	—	700.0
Debt issuance costs	(0.1)	(11.0)
Dividends paid	(13.4)	(11.3)
Shares repurchased and retired	(27.8)	(30.3)
Other financing activities	(3.1)	(3.5)
Net cash provided by (used in) financing activities	(119.4)	386.3
Net cash provided by discontinued operations	—	0.5
Decrease in cash, cash equivalents and restricted cash	$(10.1)	$431.6

Cash Flows from Operating Activities

During the six months ended June 30, 2019 and 2018, we generated net operating cash flow of $ 264.3 million and $ 218.0 million, respectively. Generally, operating cash flows increased during 2019 as compared to the prior year period due to the Acquisitions and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2019 and 2018, we incurred net cash outflows for investing activities of $155.0 million and $173.2 million, respectively. During the six months ended June 30, 2019, we incurred cash outflows of $126.2 million primarily related to the purchase of real estate, information technology purchases for new software and acquisition-related costs. During the six months ended June 30, 2018, we incurred cash outflows of $100.7 million related to the Lattner acquisition.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities in the six months ended June 30, 2019, reflect primarily the use of cash flow to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash inflows from financing activities in the six months ended June 30, 2018, reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026. The Company utilized the net proceeds from the debt issuance to pay down the outstanding amounts under the Revolving Credit Facility and Swing Loan and invested the balance of the net proceeds in cash equivalents and short-term marketable securities at a qualified institution. The remaining outflows reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2019	December 31, 2018	Increase / (Decrease)
Bank credit facility	$1,696.3	$1,771.3	$(75.0)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
Other	58.5	58.7	(0.2)
Total long-term debt	3,954.8	4,030.0	(75.2)
Less current maturities	27.0	24.2	2.8
Long-term debt, net of current maturities	$3,927.8	$4,005.8	$(78.0)

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	June 30,	December 31,
(In millions)	2019	2018
Revolving Credit Facility	$320.0	$320.0
Term A Loan	241.3	248.3
Refinancing Term B Loans	1,096.4	1,152.7
Swing Loan	38.6	50.3
Total outstanding principal amounts under the bank credit facility	$1,696.3	$1,771.3

At June 30, 2019, approximately $1.7 billion was outstanding under the bank credit facility. With a total revolving credit commitment of $945.5 million available under the bank credit facility, $320.0 million was borrowed on the Revolving Credit Facility, $38.6 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, leaving a remaining contractual availability of $574.2 million as of June 30, 2019.

The blended interest rate for outstanding borrowings under the bank credit facility was 4.6% at June 30, 2019 and 4.7% at December 31, 2018.

Debt Service Requirements

Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.000% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, our 6.375% senior notes due April 2026, and our 6.000% senior notes due August 2026.

Covenant Compliance

As of June 30, 2019, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

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

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). We are not obligated to purchase any shares under our stock repurchase program. During the six months ended June 30, 2019 and 2018, we repurchased 1.1 million shares and 0.9 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $72.8 million in shares of our common stock under the 2018 share repurchase program. The 2008 share repurchase program has been depleted.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
June 7, 2019	June 17, 2019	July 15, 2019	0.07

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $170 million and $190 million. We fund our capital expenditures through our bank credit facility and operating cash flows.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1, Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements, in the notes to the condensed consolidated financial statements (unaudited).

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

As of June 30, 2019, our long-term variable-rate borrowings represented approximately 42.9% of total long-term debt. Based on June 30, 2019 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $17.0 million.

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

As discussed in our 2018 Annual Report on Form 10-K as filed on March 1, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the identification of a material weakness in our internal control over financial reporting, as further discussed below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During their fourth quarter of 2018 evaluation, management identified a material weakness related to the granting of access to system capabilities to authorized users within the general ledger system. Specifically, we did not design and maintain effective controls over user roles, which define the actions an individual user can perform within the system. As a result, there was a lack of segregation of duties as certain accounting personnel had the ability to both prepare and post journal entries.

Management concluded during their fourth quarter of 2018 evaluation that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), including the appropriate segregation of duties resulting in deficiencies in the review and approval of journal entries and account reconciliations. The failure to maintain appropriate segregation of duties was pervasive and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Management also determined that this material weakness may have existed in previous periods. The material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.

Remediation of the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, after December 31, 2018, a plan to remediate the underlying cause of the material weakness and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed and implemented. As of June 30, 2019, the remediation plan was completed and our management concluded that the material weakness was remediated.  The measures taken to correct the material weakness were:

The user role definitions in the general ledger system were reviewed to identify those which allowed an individual user to perform incompatible functions, and those user definitions were modified to eliminate such situations.

A new review control to review user role set-ups on a prescribed schedule to determine if such user roles are re-established in the future was designed, documented and implemented.

A new review control to review journal entry processing information each month to identify any entries that do not reflect an adequate segregation of duties and perform further reviews of any such journal entries was designed, documented and implemented.

We believe these actions have meaningfully strengthened our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2019. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2019 through April 30, 2019	—	$—	—	$78,899,058
May 1, 2019 through May 31, 2019	135,586	25.81	135,586	75,399,227
June 1, 2019 through June 30, 2019	109,635	23.78	109,635	72,792,092
Totals	245,221		245,221	$72,792,092

Share Repurchase Program

As of June 30, 2019, the Company’s 2018 share repurchase program had $72.8 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2019.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer