Form 10-Q
period 2019-09-30
BOYD GAMING CORP
filed 2019-11-07
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2019 was 111,165,446.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$235,084	$249,417
Restricted cash	26,355	23,785
Accounts receivable, net	50,839	54,667
Inventories	20,060	20,590
Prepaid expenses and other current assets	55,494	45,815
Income taxes receivable	5,836	5,477
Total current assets	393,668	399,751
Property and equipment, net	2,701,837	2,716,064
Operating lease right-of-use assets	909,734	—
Other assets, net	101,902	106,277
Intangible assets, net	1,482,181	1,466,670
Goodwill, net	1,083,287	1,062,102
Other long-term tax assets	5,475	5,475
Total assets	$6,678,084	$5,756,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$87,323	$111,172
Current maturities of long-term debt	26,994	24,181
Accrued liabilities	439,983	334,175
Income tax payable	—	173
Total current liabilities	554,300	469,701
Long-term debt, net of current maturities and debt issuance costs	3,780,750	3,955,119
Operating lease liabilities, net of current portion	842,194	—
Deferred income taxes	161,541	121,262
Other long-term tax liabilities	3,789	3,636
Other liabilities	87,363	60,880
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,144,780 and 111,757,105 shares outstanding	1,111	1,118
Additional paid-in capital	882,652	892,331
Retained earnings	364,453	253,357
Accumulated other comprehensive loss	(69)	(1,065)
Total stockholders' equity	1,248,147	1,145,741
Total liabilities and stockholders' equity	$6,678,084	$5,756,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues
Gaming	$613,487	$446,760	$1,867,399	$1,335,011
Food & beverage	108,069	86,006	331,206	259,006
Room	60,705	47,984	179,046	145,330
Other	37,307	31,446	115,337	95,760
Total revenues	819,568	612,196	2,492,988	1,835,107
Operating costs and expenses
Gaming	276,302	197,435	835,511	580,461
Food & beverage	101,981	82,179	307,609	246,488
Room	28,393	22,288	83,074	64,875
Other	23,526	21,149	72,154	63,599
Selling, general and administrative	116,899	88,054	349,011	263,678
Master lease rent expense	24,665	—	73,058	—
Maintenance and utilities	41,351	32,927	119,158	89,526
Depreciation and amortization	65,092	54,688	200,396	159,887
Corporate expense	21,411	25,055	79,501	74,975
Project development, preopening and writedowns	5,297	18,588	14,243	27,829
Impairment of assets	—	—	—	993
Other operating items, net	1,260	265	1,564	2,196
Total operating costs and expenses	706,177	542,628	2,135,279	1,574,507
Operating income	113,391	69,568	357,709	260,600
Other expense (income)
Interest income	(434)	(2,189)	(1,356)	(3,168)
Interest expense, net of amounts capitalized	59,661	54,670	182,224	143,888
Loss on early extinguishments and modifications of debt	242	—	750	61
Other, net	113	16	(227)	(388)
Total other expense, net	59,582	52,497	181,391	140,393
Income before income taxes	53,809	17,071	176,318	120,207
Income tax provision	(14,404)	(5,234)	(42,978)	(28,373)
Income from continuing operations, net of tax	39,405	11,837	133,340	91,834
Income from discontinued operations, net of tax	—	—	—	347
Net income	$39,405	$11,837	$133,340	$92,181

Basic net income per common share
Continuing operations	$0.35	$0.10	$1.18	$0.81
Discontinued operations	—	—	—	—
Basic net income per common share	$0.35	$0.10	$1.18	$0.81
Weighted average basic shares outstanding	113,526	114,410	113,395	114,443

Diluted net income per common share
Continuing operations	$0.35	$0.10	$1.17	$0.80
Discontinued operations	—	—	—	—
Diluted net income per common share	$0.35	$0.10	$1.17	$0.80
Weighted average diluted shares outstanding	113,971	115,070	113,879	115,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$39,405	$11,837	$133,340	$92,181
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	543	138	996	(1,132)
Comprehensive income	$39,948	$11,975	$134,336	$91,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	45,451	—	45,451
Comprehensive income, net of tax	—	—	—	—	465	465
Stock options exercised	137,063	1	1,261	—	—	1,262
Release of restricted stock units, net of tax	46,958	—	(418)	—	—	(418)
Release of performance stock units, net of tax	270,960	3	(3,768)	—	—	(3,765)
Shares repurchased and retired	(830,100)	(8)	(21,645)	—	—	(21,653)
Dividends declared ($0.06 per share)	—	—	—	(6,683)	—	(6,683)
Share-based compensation costs	—	—	9,709	—	—	9,709
Balances, March 31, 2019	111,381,986	1,114	877,470	292,125	(600)	1,170,109
Net income	—	—	—	48,484	—	48,484
Comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Stock options exercised	—	—	—	—	—	—
Release of restricted stock units, net of tax	13,075	1	(136)	—	—	(135)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(245,221)	(4)	(6,104)	—	—	(6,108)
Dividends declared ($0.07 per share)	—	—	—	(7,781)	—	(7,781)
Share-based compensation costs	—	—	8,158	—	—	8,158
Balances, June 30, 2019	111,149,840	1,111	879,388	332,828	(612)	1,212,715
Net income	—	—	—	39,405	—	39,405
Comprehensive income, net of tax	—	—	—	—	543	543
Stock options exercised	3,416	—	27	—	—	27
Release of restricted stock units, net of tax	2,878	—	(38)	—	—	(38)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(11,354)	—	(284)	—	—	(284)
Dividends declared ($0.07 per share)	—	—	—	(7,780)	—	(7,780)
Share-based compensation costs	—	—	3,559	—	—	3,559
Balances, September 30, 2019	111,144,780	$1,111	$882,652	$364,453	$(69)	$1,248,147

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—
Net income	—	—	—	41,399	—	41,399
Comprehensive loss, net of tax	—	—	—	—	(964)	(964)
Stock options exercised	221,400	2	2,043	—	—	2,045
Release of restricted stock units, net of tax	16,957	—	(364)	—	—	(364)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	(5,270)
Shares repurchased and retired	(559,089)	(6)	(19,797)	—	—	(19,803)
Dividends declared ($0.05 per share)	—	—	—	(5,635)	—	(5,635)
Share-based compensation costs	—	—	8,927	—	—	8,927
Balances, March 31, 2018	112,651,223	1,126	917,393	199,877	(834)	1,117,562
Net income	—	—	—	38,945	—	38,945
Comprehensive loss, net of tax	—	—	—	—	(306)	(306)
Stock options exercised	19,836	—	208	—	—	208
Release of restricted stock units, net of tax	—	—	—	—	—	—
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(300,719)	(2)	(10,527)	—	—	(10,529)
Dividends declared ($0.06 per share)	—	—	—	(6,742)	—	(6,742)
Share-based compensation costs	—	—	6,022	—	—	6,022
Balances, June 30, 2018	112,370,340	1,124	913,096	232,080	(1,140)	1,145,160
Net income	—	—	—	11,837	—	11,837
Comprehensive loss, net of tax	—	—	—	—	138	138
Stock options exercised	45,254	1	566	—	—	567
Release of restricted stock units, net of tax	1,820	—	(23)	—	—	(23)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(413,087)	(5)	(14,485)	—	—	(14,490)
Dividends declared ($0.06 per share)	—	—	—	(6,721)	—	(6,721)
Share-based compensation costs	—	—	5,367	—	—	5,367
Balances, September 30, 2018	112,004,327	$1,120	$904,521	$237,196	$(1,002)	$1,141,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$133,340	$92,181
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(347)
Depreciation and amortization	200,396	159,887
Amortization of debt financing costs and discounts on debt	6,974	6,779
Non-cash operating lease expense	23,972	—
Share-based compensation expense	21,426	20,316
Deferred income taxes	40,279	22,716
Non-cash impairment of assets	—	993
Loss on early extinguishments and modifications of debt	750	61
Other operating activities	1,363	72
Changes in operating assets and liabilities:
Accounts receivable, net	3,710	2,731
Inventories	9	2,722
Prepaid expenses and other current assets	(10,436)	(6,384)
Income taxes (receivable) payable, net	(532)	641
Other assets, net	(3,546)	(5,520)
Accounts payable and accrued liabilities	16,840	33,152
Operating lease liabilities	(23,972)	—
Other long-term tax liabilities	153	141
Other liabilities	4,663	2,031
Net cash provided by operating activities	415,389	332,172
Cash Flows from Investing Activities
Capital expenditures	(166,797)	(107,634)
Cash paid for acquisitions, net of cash received	(5,535)	(367,333)
Other investing activities	(23,259)	(10,590)
Net cash used in investing activities	(195,591)	(485,557)
Cash Flows from Financing Activities
Borrowings under bank credit facility	1,061,929	413,000
Payments under bank credit facility	(1,240,950)	(633,022)
Proceeds from issuance of senior notes	—	700,000
Debt financing costs, net	(44)	(14,016)
Share-based compensation activities, net	(3,067)	(2,837)
Shares repurchased and retired	(28,045)	(44,822)
Dividends paid	(21,169)	(18,009)
Other financing activities	(215)	(111)
Net cash provided by (used in) financing activities	(231,561)	400,183
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—
Cash flows from investing activities	—	482
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	—	482
Change in cash, cash equivalents and restricted cash	(11,763)	247,280
Cash, cash equivalents and restricted cash, beginning of period	273,202	227,279
Cash, cash equivalents and restricted cash, end of period	$261,439	$474,559
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$161,028	$107,758
Cash paid for income taxes	3,458	4,447
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$1,586	$7,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2019	2018	2018	2017
Cash and cash equivalents	$235,084	$249,417	$440,963	$203,104
Restricted cash	26,355	23,785	33,596	24,175
Total cash, cash equivalents and restricted cash	$261,439	$273,202	$474,559	$227,279

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Leases

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. For our operating leases for which the rate implicit in the lease is not readily determinable, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use ("ROU") assets and finance lease assets are recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease and non-lease components are accounted for separately.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Food & beverage	$52,924	$43,599	$159,966	$129,522
Rooms	24,482	19,437	71,798	58,298
Other	3,753	3,061	10,983	8,389

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $136.2 million and $83.1 million for the three months ended September 30, 2019 and 2018, respectively, and $411.0 million and $241.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

Pursuant to the Pinnacle Purchase Agreement, Boyd Gaming acquired from Pinnacle all of the issued and outstanding membership interests of the Acquired Companies as well as certain other assets (and assumed certain other liabilities) of Pinnacle related to the Acquired Companies (collectively, the "Pinnacle Acquisition"). Each of the Acquired Companies is now a wholly owned subsidiary of Boyd Gaming. The acquired companies are aggregated into our Midwest & South segment (See Note 11, Segment Information). The net purchase price was $576.1 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per FASB Accounting Standards Codification Topic 805 ("ASC 805") guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over those fair values has been recorded as goodwill. The preliminary purchase price allocation below represents the opening balance sheet on October 15, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018.  During the measurement period, which ended on September 30, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $0.4 million decrease in current assets, a $36.7 million decrease in property and equipment, a $39.0 million increase in intangible assets, and a $0.2 million decrease in current liabilities, with a corresponding increase of $5.8 million in goodwill. The tax impact related to the measurement period adjustments was considered immaterial to our condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

	Preliminary
	Allocation as of		Final Purchase
(In thousands)	December 31, 2018	Adjustments	Price Allocation
Current assets	$64,604	$(443)	$64,161
Property and equipment	167,000	(36,694)	130,306
Other assets	(28)	—	(28)
Intangible assets	415,400	39,000	454,400
Total acquired assets	646,976	1,863	648,839

Current liabilities	54,585	(151)	54,434
Other liabilities	57,832	—	57,832
Total liabilities assumed	112,417	(151)	112,266
Net identifiable assets acquired	534,559	2,014	536,573
Goodwill	72,740	5,820	78,560
Net assets acquired	$607,299	$7,834	$615,133

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Land		$4,395
Buildings and improvements	15 - 40	56,054
Furniture and equipment	2 - 10	69,857
Property and equipment acquired		$130,306

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives (in years)	As Recorded
Customer relationship	5	$42,600
Trademark	Indefinite	42,300
Gaming license right	Indefinite	369,500
Total intangible assets acquired		$454,400

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company recognized $0.7 million and $2.8 million of acquisition related costs that were expensed for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $4.2 million for the nine months ended September 30, 2019 and 2018. These costs are included in the Project development, preopening and writedowns line in the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019

The following supplemental information presents the financial results of the Pinnacle Properties included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Total revenues	$171,301	$506,158
Net income	$18,426	$49,721

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

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Valley Forge's opening balance sheet on September 17, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018. During the measurement period, which concluded on September 1, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in $0.6 million decrease in current assets, a $0.6 million increase in property and equipment, a $2.4 million increase in other assets, a $12.0 million decrease in intangible assets and a $9.2 million increase in other liabilities, with a corresponding increase of $16.5 million to goodwill. The measurement period adjustments and the related tax impact were immaterial to our condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

	Preliminary
	Allocation as of		Final Purchase
(In thousands)	December 31, 2018	Adjustments	Price Allocation
Current assets	$29,909	$(629)	$29,280
Property and equipment	56,500	618	57,118
Other assets	483	2,389	2,872
Intangible assets	148,600	(12,000)	136,600
Total acquired assets	235,492	(9,622)	225,870

Current liabilities	12,968	—	12,968
Other liabilities	606	9,197	9,803
Total liabilities assumed	13,574	9,197	22,771
Net identifiable assets acquired	221,918	(18,819)	203,099
Goodwill	69,446	16,520	85,966
Net assets acquired	$291,364	$(2,299)	$289,065

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Land		$15,150
Buildings and improvements	15 - 40	32,908
Furniture and equipment	2 - 6	9,060
Property and equipment acquired		$57,118

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives (in years)	As Recorded
Customer relationship	5	$16,100
Trademark	Indefinite	12,500
Gaming license right	Indefinite	108,000
Total intangible assets acquired		$136,600

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company recognized $0.2 million and $2.9 million of acquisition related costs that were expensed for the three months ended September 30, 2019 and 2018 and $0.7 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in the Project development, preopening and writedowns line in the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019

The following supplemental information presents the financial results of Valley Forge included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Total revenues	$41,599	$125,020
Net income	$7,793	$22,198

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

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, we allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Lattner's opening balance sheet on June 1, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018. During the measurement period, which concluded on March 31, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $1.0 million increase in other assets and a $0.2 million increase in property and equipment, with a corresponding decrease of $1.2 million to goodwill. The measurement period adjustments and the related tax impact were immaterial to our condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

	Preliminary
	Allocation as of		Final Purchase
(In thousands)	December 31, 2018	Adjustments	Price Allocation
Current assets	$10,638	$—	$10,638
Property and equipment	9,307	189	9,496
Other assets	1,963	970	2,933
Intangible assets	58,000	—	58,000
Total acquired assets	79,908	1,159	81,067

Current liabilities	1,062	—	1,062
Total liabilities assumed	1,062	—	1,062
Net identifiable assets acquired	78,846	1,159	80,005
Goodwill	31,692	(1,163)	30,529
Net assets acquired	$110,538	$(4)	$110,534

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Buildings and improvements	10 - 45	$66
Furniture and equipment	3 - 7	9,430
Property and equipment acquired		$9,496

The following table summarizes the acquired intangible asset and weighted average useful lives of the definite-lived intangible asset.

(In thousands)	Useful Lives (in years)	As Recorded
Host agreements	15	$58,000
Total intangible assets acquired		$58,000

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company did not incur any acquisition related costs for the three months ended September 30, 2019. The Company recognized $0.1 million of acquisition related costs that were expensed for the three months ended September 30, 2018, and $0.4 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in the Project development, preopening and writedowns line in the condensed consolidated statements of operations.

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Lattner acquisition for the period subsequent to its acquisition as such amounts are not material for the three and nine months ended September 30, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

	Nine Months Ended September 30, 2018
(In thousands)	Boyd Gaming Corporation (As Reported)	Acquired Companies	Boyd Gaming Corporation (Pro Forma)
Total revenues	$1,835,107	$641,112	$2,476,219
Net income from continuing operations, net of tax	$91,834	$7,503	$99,337
Basic net income per share	$0.81		$0.87
Diluted net income per share	$0.80		$0.86

Pro Forma and Other Adjustments

The unaudited pro forma results, as presented above, include adjustments to record: (i) rent expense under the Master Lease; (ii) the net incremental depreciation expense for the adjustment of property and equipment to fair value and the allocation of a portion of the purchase price to amortizing intangible assets; (iii) the increase in interest expense incurred on the incremental borrowings incurred by Boyd to fund the acquisition, including the Belterra Park Mortgage; (iv) the estimated tax effect of the pro forma adjustments on the historical taxable income of the Acquired Companies; and (v) miscellaneous adjustments as a result of the purchase price allocations on the amortization of certain assets and liabilities.

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

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Land	$324,501	$316,590
Buildings and improvements	3,070,431	3,084,337
Furniture and equipment	1,585,380	1,480,917
Riverboats and barges	239,856	240,507
Construction in progress	124,308	66,752
Total property and equipment	5,344,476	5,189,103
Less accumulated depreciation	2,642,639	2,473,039
Property and equipment, net	$2,701,837	$2,716,064

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Depreciation expense	$57,278	$53,067	$178,175	$154,570

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

________________________________________________________________________________________

______________

NOTE 4.    INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2019
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.7	$68,100	$(33,532)	$—	$34,568
Favorable lease rates	36.3	11,730	(3,472)	—	8,258
Development agreement	—	21,373	—	—	21,373
Host agreements	13.7	58,000	(5,156)	—	52,844
		159,203	(42,160)	—	117,043

Indefinite lived intangible assets
Trademarks	Indefinite	206,687	—	(4,300)	202,387
Gaming license rights	Indefinite	1,376,685	(33,960)	(179,974)	1,162,751
		1,583,372	(33,960)	(184,274)	1,365,138
Balances, September 30, 2019		$1,742,575	$(76,120)	$(184,274)	$1,482,181

	December 31, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	7.3	$65,400	$(15,113)	$—	$50,287
Favorable lease rates	37.0	11,730	(3,302)	—	8,428
Development agreement	—	21,373	—	—	21,373
Host agreements	14.4	58,000	(2,256)	—	55,744
		156,503	(20,671)	—	135,832

Indefinite lived intangible assets
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,341,685	(33,960)	(179,974)	1,127,751
		1,549,072	(33,960)	(184,274)	1,330,838
Balances, December 31, 2018		$1,705,575	$(54,631)	$(184,274)	$1,466,670

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

_________________________________________________________________________

_____________________________

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Payroll and related expenses	$93,023	$85,532
Interest	49,955	35,734
Gaming liabilities	65,642	59,823
Player loyalty program liabilities	29,891	25,251
Advance deposits	24,869	21,687
Outstanding chip liabilities	5,419	7,449
Dividend payable	7,780	6,705
Operating lease liabilities	67,540	—
Other accrued liabilities	95,864	91,994
Total accrued liabilities	$439,983	$334,175

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2019
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	September 30, 2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.154%	$1,592,308	$(953)	$(17,411)	$1,573,944
6.875% senior notes due 2023	6.875%	750,000	—	(6,385)	743,615
6.375% senior notes due 2026	6.375%	750,000	—	(8,601)	741,399
6.000% senior notes due 2026	6.000%	700,000	—	(9,593)	690,407
Other	11.041%	58,379	—	—	58,379
Total long-term debt		3,850,687	(953)	(41,990)	3,807,744
Less current maturities		26,994	—	—	26,994
Long-term debt, net		$3,823,693	$(953)	$(41,990)	$3,780,750

	December 31, 2018
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	December 31, 2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.651%	$1,771,330	$(1,286)	$(21,515)	$1,748,529
6.875% senior notes due 2023	6.875%	750,000	—	(7,701)	742,299
6.375% senior notes due 2026	6.375%	750,000	—	(9,594)	740,406
6.000% senior notes due 2026	6.000%	700,000	—	(10,639)	689,361
Other	11.010%	58,705	—	—	58,705
Total long-term debt		4,030,035	(1,286)	(49,449)	3,979,300
Less current maturities		24,181	—	—	24,181
Long-term debt, net		$4,005,854	$(1,286)	$(49,449)	$3,955,119

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$265,000	$320,000
Term A Loan	237,813	248,351
Refinancing Term B Loans	1,058,195	1,152,679
Swing Loan	31,300	50,300
Total outstanding principal amounts under the bank credit facility	$1,592,308	$1,771,330

With a total revolving credit commitment of $945.5 million available under the bank credit facility, $265.0 million was borrowed on the Revolving Credit Facility, $31.3 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, leaving a remaining contractual availability of $636.5 million as of September 30, 2019.

Covenant Compliance

As of September 30, 2019, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2019, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 8.    LEASES

We have operating and finance leases primarily for three casino hotel properties, corporate offices, parking ramps, and gaming and other equipment. Our leases have remaining lease terms of one year to 57 years, some of which include options to extend the leases for up to 68 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Lease, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the three and nine months ended September 30, 2019 was not material.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$36,272	$108,314
Short-term lease cost	109	334

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,015	$106,705

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	8,491

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30, 2019
Operating Leases
Operating lease right-of-use assets	$909,734

Current lease liabilities (included in accrued liabilities)	$67,540
Operating lease liabilities	842,194
Total operating lease liabilities	$909,734

Weighted Average Remaining Lease Term
Operating leases (in years)	18.9

Weighted Average Discount Rate
Operating leases	9.0%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
For the period ending December 31,
Last quarter of 2019	$34,795
2020	141,708
2021	134,728
2022	114,062
2023	111,970
Thereafter	1,377,613
Total lease payments	1,914,876
Less imputed interest	(1,005,142)
Less current portion (included in accrued liabilities)	(67,540)
Long-term portion of operating lease liabilities	$842,194

NOTE 9.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). As of September 30, 2019, the 2008 Plan was fully depleted and $72.5 million remained under the 2018 Plan. The Company intends to make purchases of its common stock from time to time under this program through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Shares repurchased (2)	11	413	1,087	1,273
Total cost, including brokerage fees	$284	$14,489	$28,044	$44,822
Average repurchase price per share (3)	$25.01	$35.08	$25.81	$35.21

(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2019 and 2018. These amounts exclude repurchases traded but not yet settled on or before  September 30, 2019 and 2018.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
June 7, 2019	June 17, 2019	July 15, 2019	0.07
September 17, 2019	September 27, 2019	October 15, 2019	0.07

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Gaming	$127	$123	$488	$426
Food & beverage	24	23	93	81
Room	12	11	45	39
Selling, general and administrative	644	627	2,481	2,168
Corporate expense	2,752	4,583	18,319	17,602
Total share-based compensation expense	$3,559	$5,367	$21,426	$20,316

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$235,084	$235,084	$—	$—
Restricted cash	26,355	26,355	—	—
Investment available for sale	16,751	—	—	16,751

Liabilities
Contingent payments	$1,858	$—	$—	$1,858

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  September 30, 2019 and December 31, 2018.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2019 and December 31, 2018 is a discount rate of 10.3% and 11.2%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At  September 30, 2019 and December 31, 2018, $0.6 million and $0.5 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at September 30, 2019 and December 31, 2018, $16.2 million and $15.3 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.7 million and $2.8 million, as of  September 30, 2019 and December 31, 2018, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2019 and December 31, 2018, is a discount rate of 6.9% and 6.8%, respectively. At September 30, 2019 and December 31, 2018, there was a current liability of $0.9 million and $0.8 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at September 30, 2019 and December 31, 2018, of $1.0 million and $1.6 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,963	$(2,072)	$15,591	$(2,577)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	37	(33)	35	(67)
Included in other comprehensive income (loss)	751	—	191	—
Included in other items, net	—	40	—	(114)
Purchases, sales, issuances and settlements:
Settlements	—	207	—	201
Balance at end of reporting period	$16,751	$(1,858)	$15,817	$(2,557)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,772	$(2,407)	$17,752	$(2,887)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	112	(109)	107	(186)
Included in other comprehensive income (loss)	1,377	—	(1,567)	—
Included in other items, net	—	(21)	—	(132)
Purchases, sales, issuances and settlements:
Settlements	(510)	679	(475)	648
Balance at end of reporting period	$16,751	$(1,858)	$15,817	$(2,557)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$28,510	$23,529	$28,447	Level 3

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,943	$24,477	$29,591	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,592,308	$1,573,944	$1,592,575	Level 2
6.875% senior notes due 2023	750,000	743,615	776,250	Level 1
6.375% senior notes due 2026	750,000	741,399	794,063	Level 1
6.000% senior notes due 2026	700,000	690,407	736,750	Level 1
Other	58,379	58,379	58,379	Level 3
Total debt	$3,850,687	$3,807,744	$3,958,017

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,771,330	$1,748,529	$1,720,654	Level 2
6.875% senior notes due 2023	750,000	742,299	757,500	Level 1
6.375% senior notes due 2026	750,000	740,406	724,688	Level 1
6.000% senior notes due 2026	700,000	689,361	657,125	Level 1
Other	58,705	58,705	58,705	Level 3
Total debt	$4,030,035	$3,979,300	$3,918,672

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about September 30, 2019 and December 31, 2018. The estimated fair values of our Senior Notes are based on quoted market prices as of September 30, 2019 and December 31, 2018. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, beginning in 2018; and (2) capital leases with various maturity dates from 2019 to 2026. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2019 and 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended September 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$137,839	$37,415	$25,809	$12,223	$213,286
Downtown Las Vegas	32,054	13,925	7,240	7,405	60,624
Midwest & South	443,594	56,729	27,656	17,679	545,658
Total Revenues	$613,487	$108,069	$60,705	$37,307	$819,568

	Three Months Ended September 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$135,350	$37,469	$23,421	$12,541	$208,781
Downtown Las Vegas	30,952	13,713	6,673	7,825	59,163
Midwest & South	280,458	34,824	17,890	11,080	344,252
Total Revenues	$446,760	$86,006	$47,984	$31,446	$612,196

	Nine Months Ended September 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$424,238	$115,441	$78,458	$38,947	$657,084
Downtown Las Vegas	100,807	42,463	21,541	23,305	188,116
Midwest & South	1,342,354	173,302	79,047	53,085	1,647,788
Total Revenues	$1,867,399	$331,206	$179,046	$115,337	$2,492,988

	Nine Months Ended September 30, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$420,986	$115,287	$75,236	$39,421	$650,930
Downtown Las Vegas	96,213	41,041	20,090	23,489	180,833
Midwest & South	817,812	102,678	50,004	32,850	1,003,344
Total Revenues	$1,335,011	$259,006	$145,330	$95,760	$1,835,107

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Adjusted EBITDAR
Las Vegas Locals	$64,062	$60,021	$209,745	$201,299
Downtown Las Vegas	11,903	11,368	42,830	38,129
Midwest & South	156,202	97,837	477,737	290,593
Total Reportable Segment Adjusted EBITDAR	232,167	169,226	730,312	530,021
Corporate expense	(18,658)	(20,475)	(61,182)	(57,375)
Adjusted EBITDAR	213,509	148,751	669,130	472,646

Other operating costs and expenses
Deferred rent	245	275	734	825
Master lease rent expense	24,665	—	73,058	—
Depreciation and amortization	65,092	54,688	200,396	159,887
Share-based compensation expense	3,559	5,367	21,426	20,316
Project development, preopening and writedowns	5,297	18,588	14,243	27,829
Impairment of assets	—	—	—	993
Other operating items, net	1,260	265	1,564	2,196
Total other operating costs and expenses	100,118	79,183	311,421	212,046
Operating income	$113,391	$69,568	$357,709	$260,600

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2019	2018
Assets
Las Vegas Locals	$1,816,637	$1,732,138
Downtown Las Vegas	209,792	169,495
Midwest & South	4,243,629	3,562,926
Total Reportable Segment Assets	6,270,058	5,464,559
Corporate	408,026	291,780
Total Assets	$6,678,084	$5,756,339

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

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

The tables below present the condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidating statements of operations for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional restricted subsidiaries listed above as subsidiary guarantors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	September 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4,836	$216,419	$—	$13,829	$—	$—	$235,084
Restricted cash	—	17,528	—	8,827	—	—	26,355
Other current assets	28,772	100,077	62	3,318	—	—	132,229
Property and equipment, net	193,152	2,405,906	—	102,779	—	—	2,701,837
Investments in subsidiaries	6,753,467	(4,991)	—	(1,414)	—	(6,747,062)	—
Intercompany receivable	—	2,613,764	374,116	—	—	(2,987,880)	—
Operating leases right-of-use assets	23,947	880,627	—	5,160	—	—	909,734
Other long-term assets	29,907	29,018	—	48,452	—	—	107,377
Intangible assets, net	—	1,405,277	—	76,904	—	—	1,482,181
Goodwill, net	—	1,051,968	—	31,319	—	—	1,083,287
Total assets	$7,034,081	$8,715,593	$374,178	$289,174	$—	$(9,734,942)	$6,678,084

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$26,695	$299	$—	$—	$—	$—	$26,994
Other current liabilities	161,429	338,322	—	28,009	—	(454)	527,306
Intercompany payable	2,016,884	—	—	970,569	—	(2,987,453)	—
Long-term debt, net of current maturities and debt issuance costs	3,722,669	397	—	57,684	—	—	3,780,750
Operating lease liabilities, net of current portion	20,038	818,503	—	3,653	—	—	842,194
Other long-term liabilities	(161,781)	431,203	900	(17,629)	—	—	252,693

Total stockholders' equity (deficit)	1,248,147	7,126,869	373,278	(753,112)	—	(6,747,035)	1,248,147
Total liabilities and stockholders' equity	$7,034,081	$8,715,593	$374,178	$289,174	$—	$(9,734,942)	$6,678,084

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,697	$226,200	$—	$14,520	$—	$—	$249,417
Restricted cash	—	13,703	—	10,082	—	—	23,785
Other current assets	15,636	108,069	191	2,844	—	(191)	126,549
Property and equipment, net	117,642	2,505,987	—	92,435	—	—	2,716,064
Investments in subsidiaries	6,381,321	—	—	3,861	—	(6,385,182)	—
Intercompany receivable	—	2,106,566	374,108	—	—	(2,480,674)	—
Other long-term assets	33,513	30,002	—	48,237	—	—	111,752
Intangible assets, net	—	1,386,868	—	79,802	—	—	1,466,670
Goodwill, net	—	1,029,628	—	32,474	—	—	1,062,102
Total assets	$6,556,809	$7,407,023	$374,299	$284,255	$—	$(8,866,047)	$5,756,339

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$23,895	$286	$—	$—	$—	$—	$24,181
Other current liabilities	160,262	267,250	—	17,679	—	329	445,520
Accumulated losses of subsidiaries in excess of investment	—	9,459	—	—	—	(9,459)	—
Intercompany payable	1,509,857	—	—	971,060	—	(2,480,917)	—
Long-term debt, net of current maturities and debt issuance costs	3,896,699	736	—	57,684	—	—	3,955,119
Other long-term liabilities	(179,645)	382,148	900	(17,625)	—	—	185,778

Total stockholders' equity (deficit)	1,145,741	6,747,144	373,399	(744,543)	—	(6,376,000)	1,145,741
Total liabilities and stockholders' equity	$6,556,809	$7,407,023	$374,299	$284,255	$—	$(8,866,047)	$5,756,339

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$19,945	$803,802	$—	$20,161	$—	$(24,340)	$819,568
Operating costs and expenses
Operating	—	412,481	—	17,721	—	—	430,202
Selling, general and administrative	—	114,322	—	2,577	—	—	116,899
Master lease rent expense	—	24,665	—	—	—	—	24,665
Maintenance and utilities	—	40,919	—	432	—	—	41,351
Depreciation and amortization	8,630	53,018	—	3,444	—	—	65,092
Corporate expense	20,651	38	—	722	—	—	21,411
Project development, preopening and writedowns	1,670	1,501	—	2,126	—	—	5,297
Other operating items, net	1,758	(498)	—	—	—	—	1,260
Intercompany expenses	50	24,290	—	—	—	(24,340)	—
Total operating costs and expenses	32,759	670,736	—	27,022	—	(24,340)	706,177
Equity in earnings (losses) of subsidiaries	102,797	(605)	—	—	—	(102,192)	—
Operating income (loss)	89,983	132,461	—	(6,861)	—	(102,192)	113,391
Other expense (income)
Interest expense, net	57,255	350	—	1,622	—	—	59,227
Loss on early extinguishments and modifications of debt	242	—	—	—	—	—	242
Other, net	129	—	—	(16)	—	—	113
Total other expense (income), net	57,626	350	—	1,606	—	—	59,582
Income (loss) before income taxes	32,357	132,111	—	(8,467)	—	(102,192)	53,809
Income tax benefit (provision)	7,048	(22,800)	—	1,348	—	—	(14,404)
Net income (loss)	$39,405	$109,311	$—	$(7,119)	$—	$(102,192)	$39,405
Comprehensive income (loss)	$39,948	$109,854	$—	$(7,119)	$—	$(102,735)	$39,948

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$20,168	$596,394	$—	$20,422	$—	$(24,788)	$612,196
Operating costs and expenses
Operating	—	305,436	—	17,615	—	—	323,051
Selling, general and administrative	4	85,588	—	2,463	—	(1)	88,054
Maintenance and utilities	—	32,516	—	411	—	—	32,927
Depreciation and amortization	4,975	47,705	—	2,008	—	—	54,688
Corporate expense	24,212	94	—	749	—	—	25,055
Project development, preopening and writedowns	12,194	889	—	5,505	—	—	18,588
Impairment of assets	—	—	—	—	—	—	—
Other operating items, net	10	255	—	—	—	—	265
Intercompany expenses	50	24,737	—	—	—	(24,787)	—
Total operating costs and expenses	41,445	497,220	—	28,751	—	(24,788)	542,628
Equity in earnings (losses) of subsidiaries	71,509	(524)	—	—	—	(70,985)	—
Operating income (loss)	50,232	98,650	—	(8,329)	—	(70,985)	69,568
Other expense (income)
Interest expense, net	52,185	289	—	7	—	—	52,481
Other, net	38	(5)	—	(17)	—	—	16
Total other expense (income), net	52,223	284	—	(10)	—	—	52,497
Income (loss) before income taxes	(1,991)	98,366	—	(8,319)	—	(70,985)	17,071
Income tax benefit (provision)	13,828	(20,517)	—	1,455	—	—	(5,234)
Net income (loss)	$11,837	$77,849	$—	$(6,864)	$—	$(70,985)	$11,837
Comprehensive income (loss)	$11,975	$77,987	$—	$(6,864)	$—	$(71,123)	$11,975

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$62,956	$2,442,753	$—	$63,722	$—	$(76,443)	$2,492,988
Operating costs and expenses
Operating	—	1,244,620	—	53,728	—	—	1,298,348
Selling, general and administrative	—	341,280	—	7,731	—	—	349,011
Master lease rent expense	—	73,058	—	—	—	—	73,058
Maintenance and utilities	—	118,135	—	1,023	—	—	119,158
Depreciation and amortization	23,897	166,892	—	9,607	—	—	200,396
Corporate expense	76,519	350	—	2,632	—	—	79,501
Project development, preopening and writedowns	5,768	2,706	—	5,769	—	—	14,243
Other operating items, net	1,827	(263)	—	—	—	—	1,564
Intercompany expenses	152	76,291	—	—	—	(76,443)	—
Total operating costs and expenses	108,163	2,023,069	—	80,490	—	(76,443)	2,135,279
Equity in earnings (losses) of subsidiaries	328,190	(728)	—	—	—	(327,462)	—
Operating income (loss)	282,983	418,956	—	(16,768)	—	(327,462)	357,709
Other expense (income)
Interest expense, net	174,910	1,110	—	4,848	—	—	180,868
Loss on early extinguishments and modifications of debt	750	—	—	—	—	—	750
Other, net	385	(565)	—	(47)	—	—	(227)
Total other expense (income), net	176,045	545	—	4,801	—	—	181,391
Income (loss) before income taxes	106,938	418,411	—	(21,569)	—	(327,462)	176,318
Income tax benefit (provision)	26,402	(72,751)	—	3,371	—	—	(42,978)
Net income (loss)	$133,340	$345,660	$—	$(18,198)	$—	$(327,462)	$133,340
Comprehensive income (loss)	$134,336	$346,656	$—	$(18,198)	$—	$(328,458)	$134,336

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Nine Months Ended September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$62,295	$1,804,925	$—	$44,188	$—	$(76,301)	$1,835,107
Operating costs and expenses
Operating	—	915,661	—	39,762	—	—	955,423
Selling, general and administrative	12	257,222	—	6,456	—	(12)	263,678
Maintenance and utilities	—	88,445	—	1,081	—	—	89,526
Depreciation and amortization	13,158	142,480	—	4,249	—	—	159,887
Corporate expense	72,712	310	—	1,953	—	—	74,975
Project development, preopening and writedowns	16,337	2,079	—	9,413	—	—	27,829
Impairment of assets	993	—	—	—	—	—	993
Other operating items, net	58	2,138	—	—	—	—	2,196
Intercompany expenses	152	76,137	—	—	—	(76,289)	—
Total operating costs and expenses	103,422	1,484,472	—	62,914	—	(76,301)	1,574,507
Equity in earnings (losses) of subsidiaries	235,518	(1,095)	—	—	—	(234,423)	—
Operating income (loss)	194,391	319,358	—	(18,726)	—	(234,423)	260,600
Other expense (income)
Interest expense, net	139,858	843	—	19	—	—	140,720
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	33	(371)	—	(50)	—	—	(388)
Total other expense (income), net	139,952	472	—	(31)	—	—	140,393
Income (loss) from continuing operations before income taxes	54,439	318,886	—	(18,695)	—	(234,423)	120,207
Income tax benefit (provision)	37,742	(69,686)	—	3,571	—	—	(28,373)
Income (loss) from continuing operations, net of tax	92,181	249,200	—	(15,124)	—	(234,423)	91,834
Income (loss) from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$92,181	$249,200	$347	$(15,124)	$—	$(234,423)	$92,181
Comprehensive income (loss)	$91,049	$248,068	$347	$(15,124)	$—	$(233,291)	$91,049

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(156,047)	$572,769	$8	$(671)	$—	$(670)	$415,389
Cash flows from investing activities
Capital expenditures	(101,489)	(64,524)	—	(784)	—	—	(166,797)
Cash paid for acquisition, net of cash received	(5,535)	—	—	—	—	—	(5,535)
Net activity with affiliates	—	(507,198)	(8)	—	—	507,206	—
Other investing activities	(16,471)	(6,788)	—	—	—	—	(23,259)
Net cash from investing activities	(123,495)	(578,510)	(8)	(784)	—	507,206	(195,591)
Cash flows from financing activities
Borrowings under bank credit facility	1,061,929	—	—	—	—	—	1,061,929
Payments under bank credit facility	(1,240,950)	—	—	—	—	—	(1,240,950)
Debt financing costs, net	(44)	—	—	—	—	—	(44)
Net activity with affiliates	507,027	—	—	(491)	—	(506,536)	—
Share-based compensation activities, net	(3,067)	—	—	—	—	—	(3,067)
Shares repurchased and retired	(28,045)	—	—	—	—	—	(28,045)
Dividends paid	(21,169)	—	—	—	—	—	(21,169)
Other financing activities	—	(215)	—	—	—	—	(215)
Net cash from financing activities	275,681	(215)	—	(491)	—	(506,536)	(231,561)
Change in cash, cash equivalents and restricted cash	(3,861)	(5,956)	—	(1,946)	—	—	(11,763)
Cash, cash equivalents and restricted cash, beginning of period	8,697	239,903	—	24,602	—	—	273,202
Cash, cash equivalents and restricted cash, end of period	$4,836	$233,947	$—	$22,656	$—	$—	$261,439

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018

______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Nine Months Ended September 30, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(114,336)	$446,223	$(135)	$87	$—	$333	$332,172
Cash flows from investing activities
Capital expenditures	(67,866)	(39,008)	—	(760)	—	—	(107,634)
Cash paid for acquisition, net of cash received	(367,333)	—	—	—	—	—	(367,333)
Net activity with affiliates	—	(433,266)	(347)	—	—	433,613	—
Other investing activities	(9,240)	(1,350)	—	—	—	—	(10,590)
Net cash from investing activities	(444,439)	(473,624)	(347)	(760)	—	433,613	(485,557)
Cash flows from financing activities
Borrowings under bank credit facility	413,000	—	—	—	—	—	413,000
Payments under bank credit facility	(633,022)	—	—	—	—	—	(633,022)
Proceeds from issuance of senior notes	700,000	—	—	—	—	—	700,000
Debt financing costs, net	(14,016)	—	—	—	—	—	(14,016)
Net activity with affiliates	415,333	—	—	18,613	—	(433,946)	—
Share-based compensation activities, net	(2,837)	—	—	—	—	—	(2,837)
Shares repurchased and retired	(44,822)	—	—	—	—	—	(44,822)
Dividends paid	(18,009)	—	—	—	—	—	(18,009)
Other financing activities	—	(111)	—	—	—	—	(111)
Net cash from financing activities	815,627	(111)	—	18,613	—	(433,946)	400,183
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	—	—	—	—	—
Cash flows from investing activities	—	—	482	—	—	—	482
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	482	—	—	—	482
Change in cash, cash equivalents and restricted cash	256,852	(27,512)	—	17,940	—	—	247,280
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$257,199	$186,451	$—	$30,909	$—	$—	$474,559

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and 6.875% Notes and is a 100% owned non-guarantor of the 6.000% Notes.

NOTE 13.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2019. During this period, up to the filing date, we did not identify any additional subsequent events, other than the payment of the cash dividend disclosed in Note 9, Stockholders’ Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Total revenues	$819.6	$612.2	$2,493.0	$1,835.1
Operating income	113.4	69.6	357.7	260.6
Income from continuing operations, net of tax	39.4	11.8	133.3	91.8
Income from discontinued operations, net of tax	—	—	—	0.3
Net income	39.4	11.8	133.3	92.2

Total Revenues

Total revenues increased $207.4 million, or 33.9%, for the three months ended September 30, 2019, compared to the prior year period due primarily to the Midwest & South segment increasing $201.4 million over the prior year comparable period. The increase in total revenues in the Midwest & South segment are attributable to the acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018 (collectively, the "Acquisitions").

Total revenues increased $657.9 million, or 35.8%, for the nine months ended September 30, 2019, compared to the prior year period due primarily to the Midwest & South segment increasing $644.4 million over the prior year comparable period as a result of the Acquisitions.

Operating Income

Operating income increased $43.8 million, or 63.0%, for the three months ended September 30, 2019 and $97.1 million, or 37.3%, for the nine months ended September 30, 2019, compared to the prior year comparable periods primarily due to the Acquisitions and cost control efforts surrounding our operating cost. In addition, project development, preopening and writedowns expense declined $13.3 million and $13.6 million for the three and nine months ended September 30, 2019, respectively, over the prior year comparable period. The decline is due to lower costs related to the Acquisitions, the Wilton Rancheria development and the redesigned B-Connected program.

Income from Continuing Operations, net of tax
Income from continuing operations, net of tax for the  three months ended September 30, 2019  was $39.4 million, as compared to $11.8 million in the comparable prior year period, resulting in an increase of $27.6 million. This increase is attributable to $43.8 million operating income increase, as discussed above, offset by a $5.0 million increase in interest expense, net of amounts capitalized, due to an increase in the average long-term debt balance of $332.1 million reflecting the additional debt issued to fund the Acquisitions. In addition, the income tax provision increased $9.2 million from the prior year comparable period due to an increase in income.

Income from continuing operations, net of tax for the nine months ended September 30, 2019 was $133.3 million, as compared to $91.8 million in the comparable prior year period, resulting in an increase of $41.5 million. This increase is attributable to the $97.1 million operating income increase, as discussed above, offset by a $38.3 million increase in interest expense, net of amounts capitalized, due to an increase in the average long-term debt balance of $740.7 million reflecting the additional debt issued to fund Acquisitions and a 0.3 percentage point increase in the weighted average interest rate. In addition, the income tax provision increased $14.6 million from the prior year comparable period due to an increase in income.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax reflects the results of our equity method investment in Borgata, which we sold in August 2016. The results for the nine months ended September 30, 2018 include our share of miscellaneous recoveries realized by Borgata in the period.

Net Income

Net income increased $27.6 million for the three months ended September 30, 2019, compared to the prior year period due primarily to the increase in income from continuing operations, net of tax of $27.6 million, as discussed above.

Net income increased $41.2 million for the nine months ended September 30, 2019, compared to the prior year period due primarily to the increase in income from continuing operations, net of tax of $41.5 million, as discussed above, offset by a $0.3 million decrease in net income from discontinued operations, net of tax.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 75% and 73% of revenues for the three- and nine-month periods ended September 30, 2019 and 2018, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 13% and 14% of revenues for the three- and nine-month periods ended September 30, 2019 and 2018, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
REVENUES
Gaming	$613.5	$446.8	$1,867.4	$1,335.0
Food & beverage	108.1	86.0	331.2	259.0
Room	60.7	48.0	179.1	145.3
Other	37.3	31.4	115.3	95.8
Total revenues	$819.6	$612.2	$2,493.0	$1,835.1

COSTS AND EXPENSES
Gaming	$276.3	$197.4	$835.5	$580.5
Food & beverage	102.0	82.2	307.6	246.5
Room	28.4	22.3	83.1	64.9
Other	23.5	21.1	72.2	63.6
Total costs and expenses	$430.2	$323.0	$1,298.4	$955.5

MARGINS
Gaming	55.0%	55.8%	55.3%	56.5%
Food & beverage	5.6%	4.4%	7.1%	4.8%
Room	53.2%	53.5%	53.6%	55.3%
Other	37.0%	32.8%	37.4%	33.6%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $166.7 million, or 37.3%, increase in gaming revenues during the three months ended September 30, 2019, as compared to the corresponding period of the prior year, was primarily due to the Midwest & South segment. The Midwest & South segment experienced a $163.1 million increase in gaming revenue primarily due to the Acquisitions.

Gaming revenues increased $532.4 million, or 39.9%, during the nine months ended September 30, 2019, as compared to the corresponding period of the prior year, due to the Acquisitions, which generated $523.4 million of gaming revenue for the Midwest & South segment.

Food & Beverage

Food & beverage revenues increased  $22.1 million, or 25.7% during the three months ended September 30, 2019, as compared to the corresponding period of the prior year. The increase is due to the Midwest & South segment growing by $21.9 million which is attributable to the Acquisitions. Overall food & beverage margins increased to 5.6% from 4.4% from the prior year comparable period, due primarily to an increase in average check of 8.5% while cost per cover increased by only 4.2%.

Food & beverage revenues increased $72.2 million, or 27.9% during the nine months ended September 30, 2019, as compared to the corresponding period of the prior year. The increase is due to the Acquisitions as the Midwest & South segment experienced growth of $70.6 million over the prior year comparable period. Overall food & beverage margins increased to 7.1% from 4.8% over the comparable period, primarily due to an increase in average check of 8.9% while cost per cover increased by only 5.8%.

Room

Room revenues increased$12.7 million, or 26.5%, during the three months ended September 30, 2019, as compared to the corresponding period of the prior year due primarily to the Acquisitions. Overall room margins remained consistent period over period.

Room revenues increased$33.7 million, or 23.2%, during the nine months ended September 30, 2019, as compared to the corresponding period of the prior year due primarily to the Acquisitions. Overall room margins decreased to 53.6% from 55.3% from the prior year comparable period, due primarily to the cost per room increasing 13.2% and the average daily rate increasing by only 6.9%.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $5.9 million or 18.6%, and $19.6 million or 20.4% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year, primarily due to the Acquisitions.

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

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Total revenues
Las Vegas Locals	$213.3	$208.8	$657.1	$650.9
Downtown Las Vegas	60.6	59.2	188.1	180.8
Midwest & South	545.7	344.2	1,647.8	1,003.4
Total revenues	$819.6	$612.2	$2,493.0	$1,835.1

Adjusted EBITDA (1)
Las Vegas Locals	$64.1	$60.0	$209.8	$201.3
Downtown Las Vegas	11.9	11.4	42.8	38.1
Midwest & South	156.2	97.8	477.7	290.6
Total Reportable Segment Adjusted EBITDAR	232.2	169.2	730.3	530.0
Corporate expense	(18.7)	(20.5)	(61.2)	(57.4)
Adjusted EBITDAR	$213.5	$148.7	$669.1	$472.6

(1) Refer to Note 11, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $4.5 million, or 2.2%, during the three months ended September 30, 2019, as compared to the corresponding period of the prior year, primarily due to increases in gaming revenue and room revenue. Gaming revenue increased $2.5 million over the prior year comparable period which was driven by a 2.0% increase in table game win and a 1.7% increase in slot win, and room revenue increased $2.4 million over the prior year comparable period which was driven by 6.4% increase in hotel occupancy rate.

Total revenues increased by $6.2 million, or 0.9%, during the nine months ended September 30, 2019, as compared to the corresponding period of the prior year, primarily due to increases in gaming revenue and room revenue. Gaming revenue increased $3.3 million over the prior year comparable period which was driven by a 1.3% increase in table game drop and a 4.9% increase in table game win, and room revenue increased $3.2 million over the prior year comparable period which was driven by a 2.1% increase in hotel occupancy rate.

Adjusted EBITDAR increased by $4.0 million or 6.7%, and $8.4 million or 4.2% for the three and nine months ended September 30, 2019, respectively, over the comparable prior year periods due primarily to our revenue growth, ongoing refinements to marketing programs and solid regional economic conditions.

Downtown Las Vegas

Total revenues increased by $1.5 million, or 2.5%, during the three months ended September 30, 2019, as compared to the corresponding period of the prior year . Gaming revenue was the driving factor, increasing by $1.1 million due to a 1.1% increase in slot handle and a 6.6% increase in slot win. We continue to tailor our marketing programs in the Downtown segment to our Hawaiian market. Our Hawaiian market represented approximately  49% and  50% during the  three months ended September 30, 2019 and 2018, of our occupied rooms in this segment.

Total revenues increased by $7.3 million, or 4.0%, during the nine months ended September 30, 2019, as compared to the corresponding period of the prior year. Gaming revenue increased by $4.6 million due to a 1.0% increase in slot handle and a 6.2% increase in slot win. Room revenue increased $1.5 million primarily as a result of a 2.8% increase in hotel occupancy rate. Food & beverage revenue increased $1.4 million as a result of average check increasing 5.1% over the prior year comparable period. Our Hawaiian market represented 51% and 52% during the nine months ended September 30, 2019 and 2018, respectively, of our occupied rooms in this segment.

Adjusted EBITDAR increased by $0.5 million or 4.7%, and $4.7 million or 12.3% for the three and nine months ended September 30, 2019, respectively, over the comparable prior yea r periods due to revenue growth.

Midwest & South

Total revenues increased by $201.4 million, or 58.5%, during the three months ended September 30, 2019 and  $644.4 million, or 64.2%, during the nine months ended September 30, 2019, as compared to the corresponding periods of the prior yea r, due to the Acquisitions .

Adjusted EBITDAR increased by $58.4 million or 59.7%, and $187.1 million or 64.4% for the three and nine months ended September 30, 2019, respectively, over the comparable prior year perio ds due primarily to the Acquisitions.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Selling, general and administrative	$116.9	$88.1	$349.0	$263.7
Master lease rent expense	24.7	—	73.1	—
Maintenance and utilities	41.4	32.9	119.2	89.5
Depreciation and amortization	65.1	54.7	200.4	159.9
Corporate expense	21.4	25.1	79.5	75.0
Project development, preopening and writedowns	5.3	18.6	14.2	27.8
Impairment of assets	—	—	—	1.0
Other operating items, net	1.3	0.3	1.6	2.2

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 14.3% and 14.4% during the three months ended September 30, 2019 and 2018, respectively, and 14.0% and 14.4% during the nine months ended September 30, 2019 and 2018, respectively. We continue to focus on disciplined and targeted marketing spend, and our ongoing cost containment efforts.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to a master lease agreement with a real estate investment trust.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were relatively consistent at 5.0% and 5.4% during the three months ended September 30, 2019 and 2018, respectively, and 4.8% and 4.9% during the nine months ended September 30, 2019 and 2018.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 7.9% and 8.9% during the three months ended September 30, 2019 and 2018, respectively, and 8.0% and 8.7% during the nine months ended September 30, 2019 and 2018, respectively. The decline in the percentage versus the prior year period is attributable to there not being depreciation on the real property for three of the Acquisition properties which are subject to the master lease agreement.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 2.6% and 4.1% of revenues during the three months ended September 30, 2019 and 2018, respectively, and 3.2% and 4.1% during the nine months ended September 30, 2019 and 2018, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. Project development, preopening and writedowns expense declined from the prior year comparable periods due to lower costs related to the Acquisitions, the Wilton Rancheria development and the redesigned B-Connected program.

Impairment of Assets

Impairments of assets for the nine months ended September 30, 2018 included non-cash impairment charges related to a nonoperating asset.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Interest Expense, net	$59.2	$52.5	$180.9	$140.7
Average Long-Term Debt Balance (1)	3,917.2	3,585.1	3,981.8	3,241.0
Weighted Average Interest Rates	5.7%	5.6%	5.7%	5.4%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and nine months ended September 30, 2019, increased $6.7 million or 12.9%, and $40.1 million or 28.5%, respectively, as compared to the prior year. The impact is attributable to an increase in the average long-term debt balance of $332.1 million for the three months ended September 30, 2019 and $740.7 million for the nine months ended September 30, 2019, which is driven by the issuance in June 2018 of the $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 issued in anticipation of the Acquisitions and incremental revolver borrowings incurred in October 2018 to fund the Pinnacle Acquisition. In addition, the weighted average interest rate percentage point increased by 0.3 for the nine months ended September 30, 2019, respectively, which is driven by an increase in the underlying Eurodollar rate.

Income Taxes

The effective tax rate on income during the nine months ended September 30, 2019 and 2018 were 24.4% and 23.6%, respectively. Our provisions for the nine months ended September 30, 2019 and 2018 were unfavorably impacted by state taxes and certain nondeductible expenses. Our tax rates were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2019 and December 31, 2018, we had balances of cash and cash equivalents of $235.1 million and $249.4 million, respectively. In addition, we held restricted cash balances of $26.4 million and $23.8 million at September 30, 2019 and December 31, 2018, respectively.

Our bank credit facility generally provides all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of capital expenditures. We believe that the borrowing capacity under the bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. The source of funds available to us for repayment of debt or to fund development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our bank credit facility.

The Company could also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Net cash provided by operating activities	$415.4	$332.2

Cash flows from investing activities
Capital expenditures	(166.8)	(107.7)
Cash paid for acquisitions, net of cash received	(5.5)	(367.3)
Other investing activities	(23.3)	(10.6)
Net cash used in investing activities	(195.6)	(485.6)

Cash flows from financing activities
Net payments under bank credit facility	(179.0)	(220.0)
Proceeds from issuance of senior notes	—	700.0
Debt issuance costs	—	(14.0)
Dividends paid	(21.2)	(18.0)
Shares repurchased and retired	(28.0)	(44.8)
Other financing activities	(3.4)	(3.0)
Net cash provided by (used in) financing activities	(231.6)	400.2
Net cash provided by discontinued operations	—	0.5
Increase (decrease) in cash, cash equivalents and restricted cash	$(11.8)	$247.3

Cash Flows from Operating Activities

During the nine months ended September 30, 2019 and 2018, we generated net operating cash flow of $415.4 million and $332.2 million, respectively. Generally, operating cash flows increased during 2019 as compared to the prior year period due to the Acquisitions and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2019 and 2018, we incurred net cash outflows for investing activities of $195.6 million and $485.6 million, respectively. During the nine months ended September 30, 2019, we incurred cash outflows of $166.8 million primarily related to the purchase of real estate, information technology purchases for new software and acquisition-related costs. During the nine months ended September 30, 2018, we incurred cash outflows of $367.3 million related to the Lattner and Valley Forge acquisitions.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities in the nine months ended September 30, 2019, reflect primarily the use of cash flow to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash inflows from financing activities in the nine months ended September 30, 2018, reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026. The Company utilized the net proceeds from the debt issuance to pay down the outstanding amounts under the Revolving Credit Facility and Swing Loan and invested the balance of the net proceeds in cash equivalents and short-term marketable securities at a qualified institution. The remaining outflows reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2019	December 31, 2018	Increase / (Decrease)
Bank credit facility	$1,592.3	$1,771.3	$(179.0)
6.875% senior notes due 2023	750.0	750.0	—
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
Other	58.4	58.7	(0.3)
Total long-term debt	3,850.7	4,030.0	(179.3)
Less current maturities	27.0	24.2	2.8
Long-term debt, net of current maturities	$3,823.7	$4,005.8	$(182.1)

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	September 30,	December 31,
(In millions)	2019	2018
Revolving Credit Facility	$265.0	$320.0
Term A Loan	237.8	248.3
Refinancing Term B Loans	1,058.2	1,152.7
Swing Loan	31.3	50.3
Total outstanding principal amounts under the bank credit facility	$1,592.3	$1,771.3

With a total revolving credit commitment of $945.5 million available under the bank credit facility, $265.0 million was borrowed on the Revolving Credit Facility, $31.3 million was borrowed on the Swing Loan and $12.7 million allocated to support various letters of credit, leaving a remaining contractual availability of $636.5 million as of September 30, 2019.

The blended interest rate for outstanding borrowings under the bank credit facility was 4.2% at September 30, 2019 and 4.7% at December 31, 2018.

Debt Service Requirements

Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.000% to 6.875%) and principal repayments of our 6.875% senior notes due May 2023, our 6.375% senior notes due April 2026, and our 6.000% senior notes due August 2026.

Covenant Compliance

As of September 30, 2019, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

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

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility. In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). We are not obligated to purchase any shares under our stock repurchase program. During the nine months ended September 30, 2019 and 2018, we repurchased 1.1 million shares and 1.3 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $72.5 million in shares of our common stock under the 2018 share repurchase program. The 2008 share repurchase program has been depleted.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2017	December 28, 2017	January 15, 2018	$0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
June 7, 2019	June 17, 2019	July 15, 2019	0.07
September 17, 2019	September 27, 2019	October 15, 2019	0.07

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

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe, to develop and manage a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us from the cash flows of the business following the opening of the facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

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

As of September 30, 2019, our long-term variable-rate borrowings represented approximately 41.4% of total long-term debt. Based on September 30, 2019 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $15.9 million.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2019. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
July 1, 2019 through July 31, 2019	11,354	$25.01	11,354	$72,508,077
August 1, 2019 through August 31, 2019	—	—	—	72,508,077
September 1, 2019 through September 30, 2019	—	—	—	72,508,077
Totals	11,354		11,354	$72,508,077

Share Repurchase Program

As of September 30, 2019, the Company’s 2018 share repurchase program had $72.5 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2019 and 2018, iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2019.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer