Form 10-K
period 2019-12-31
BOYD GAMING CORP
filed 2020-02-27
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(702) 792-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.01 per share	BYD	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $2.1 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2020
Common stock, $0.01 par value	111,607,470

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2019 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

ITEM 1.    Business

Overview

Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 29 wholly owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania.

We strive to create long-term shareholder value, to be among the leading companies in our industry and to provide opportunities for all while we support and enhance our communities. Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, increasing free cash flow, improving operations and diversifying our asset base; and (iii) successfully implementing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

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

During 2019, we completed several transactions that improved our long-term financial position, strengthened our balance sheet and returned capital to our shareholders. During fourth quarter 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027. The net proceeds from the debt issuance were ultimately used to finance the redemption of all of the Company's outstanding 6.875% senior notes due 2023 and prepay a portion of our Refinancing Term B Loans. Since second quarter 2019, we have paid $295.0 million in prepayments on our Refinancing Term B Loans. In addition, for the year ended December 31, 2019, we repurchased 1.1 million shares for $28.0 million under the Company's share repurchase program. The Company declared quarterly dividends of $0.06 per share on March 4, 2019 and $0.07 per share on June 7, 2019, September 17, 2019 and December 17, 2019.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. An example is our recent strategic initiative regarding legalized sports gambling. In July 2018, the Company entered into a partnership agreement with MGM Resorts International ("MGM Resorts"). Under this partnership, MGM Resorts and Boyd Gaming will both have the opportunity to offer online and mobile gaming platforms, including sports betting, casino gaming and poker in jurisdictions where either company operates physical casino resorts and online licenses are available. In August 2018, we entered into a strategic partnership with FanDuel Group to pursue sports betting and online gaming opportunities across the United States. Also in August 2018, we opened sports books at our two Mississippi properties, IP Casino Resort Spa ("IP") in Biloxi, and Sam's Town Hotel & Gambling Hall in Tunica, following the receipt of final approval from the Mississippi Gaming Commission. In March 2019, Valley Forge opened a sports book at the facility and in third quarter 2019, sports books at Diamond Jo Worth, Diamond Jo Dubuque, Blue Chip and Belterra Casino Resort opened, following approval from the respective state regulatory bodies.

We believe that the following factors have contributed to our success in the past and are central to our success in the future:

•	nine of our Las Vegas properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	our three downtown Las Vegas properties focus a majority of their marketing programs on, and derive a majority of their revenues from, a unique niche - Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have strengthened our balance sheet and have increased free cash flow;

•	we have the ability to expand certain existing properties and to act opportunistically to make strategic acquisitions; and

•	we have an experienced management team.

Properties

As of December 31, 2019, we own and operate 29 properties offering a total of 1,773,902 square feet of casino space, 36,977 slot machines, 809 table games and 11,090 hotel rooms. We derive the majority of our revenues from our gaming operations, which generated approximately 75%, 73% and 72% of our revenues in 2019, 2018 and 2017, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 13% of revenues for 2019, and 14% for 2018 and 2017. Room revenues and other revenues each contributed less than 10% of revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South.

We added five properties to our Midwest & South segment during 2018. Valley Forge was acquired on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park were acquired on October 15, 2018. As a result of the sale in 2016 of our equity interest in Borgata Hotel Casino & Spa ("Borgata"), we report our interest in Borgata as discontinued operations. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8 for further discussion of these activities.

For financial information related to our segments as of and for the three years in the period ended December 31, 2019, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our properties (listed by the Reportable Segment in which each such property is reported) as of and for the year ended December 31, 2019:

		Year
		Opened	Casino					Average
		or	Space	Slot	Table	Hotel	Hotel	Daily
	Location	Acquired	(Sq. ft.)	Machines	Games	Rooms	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, NV	2004	88,915	1,718	49	712	85%	$58
The Orleans Hotel and Casino	Las Vegas, NV	2004	137,000	2,272	60	1,885	85%	$67
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	1979	120,681	1,800	24	645	86%	$60
Suncoast Hotel and Casino	Las Vegas, NV	2004	95,898	1,817	33	427	90%	$77
Eastside Cannery Casino and Hotel	Las Vegas, NV	2016	63,879	881	9	306	78%	$57
Aliante casino + Hotel + Spa	North Las Vegas, NV	2016	125,000	1,782	33	202	96%	$96
Cannery Casino Hotel	North Las Vegas, NV	2016	86,000	1,451	22	200	84%	$70
Eldorado Casino	Henderson, NV	1993	17,756	303	—	N/A	N/A	N/A
Jokers Wild Casino	Henderson, NV	1993	23,698	385	7	N/A	N/A	N/A

Downtown Las Vegas
California Hotel and Casino	Las Vegas, NV	1975	35,848	916	30	781	92%	$47
Fremont Hotel and Casino	Las Vegas, NV	1985	30,244	912	28	447	88%	$52
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV	1993	26,918	813	19	406	91%	$50

Midwest & South
Par-A-Dice Hotel and Casino	East Peoria, IL	1996	26,116	867	25	202	80%	$68
Belterra Casino Resort	Florence, IN	2018	54,758	1,157	40	662	66%	$84
Blue Chip Casino, Hotel & Spa	Michigan City, IN	1999	65,000	1,655	40	486	78%	$79
Diamond Jo Dubuque	Dubuque, IA	2012	43,508	886	19	N/A	N/A	N/A
Diamond Jo Worth	Northwood, IA	2012	36,133	881	24	N/A	N/A	N/A
Kansas Star Casino	Mulvane, KS	2012	70,010	1,756	52	N/A	N/A	N/A
Amelia Belle Casino	Amelia, LA	2012	27,484	844	11	N/A	N/A	N/A
Delta Downs Racetrack Casino & Hotel	Vinton, LA	2001	15,000	1,630	—	370	67%	$71
Evangeline Downs Racetrack and Casino	Opelousas, LA	2012	39,208	1,362	—	N/A	N/A	N/A
Sam's Town Hotel and Casino	Shreveport, LA	2004	29,285	985	25	514	67%	$73
Treasure Chest Casino	Kenner, LA	1997	25,000	1,030	27	N/A	N/A	N/A
IP Casino Resort Spa	Biloxi, MS	2011	81,700	1,448	54	1,089	88%	$71
Sam's Town Hotel and Gambling Hall	Tunica, MS	1994	46,000	785	17	700	47%	$55
Ameristar Casino Hotel Kansas City	Kansas City, MO	2018	140,000	2,030	56	184	91%	$80
Ameristar Casino Resort Spa St. Charles	St. Charles, MO	2018	130,000	2,396	56	397	91%	$87
Belterra Park	Cincinnati, OH	2018	56,863	1,365	—	N/A	N/A	N/A
Valley Forge Casino Resort	King of Prussia, PA	2018	36,000	850	49	475	60%	$104
Total			1,773,902	36,977	809	11,090

N/A = Not Applicable

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii. In addition, the financial results for our Illinois distributed gaming operator, which we acquired on June 1, 2018, are included in the Midwest & South segment. Our distributed gaming operator currently operates approximately 1,000 gaming units in approximately 220 locations across the state of Illinois.

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

Eastside Cannery Casino and Hotel

Eastside Cannery Casino and Hotel ("Eastside Cannery") is located directly south of Sam's Town Las Vegas at the intersection of Boulder Highway and Harmon Avenue in Las Vegas. Its location offers easy access for both the Las Vegas and Henderson valleys. Eastside Cannery offers 306 hotel rooms, one restaurant and four bars, 20,000 square feet of meeting and ballroom space, and a 250-seat entertainment lounge.

Aliante Casino + Hotel + Spa

Aliante Casino + Hotel + Spa ("Aliante") is located in North Las Vegas adjacent to an 18-hole championship golf course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local middle-market customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort, which includes 202 hotel rooms, multiple restaurant options, a 16-screen movie theater complex, a 587-seat showroom, a spa, and a resort style pool with cabanas.

Cannery Casino Hotel

Cannery Casino Hotel ("Cannery") is located in the eastern part of the Las Vegas Valley and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Cannery consists of local, casual working-class customers who gamble frequently. The Cannery has a 200-room hotel, five restaurants and five bars, a 30,000 square foot entertainment venue and a 14-screen movie theater.

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

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with eight other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as four charter flights from Honolulu to Las Vegas each week, helping to provide air transportation for our customers. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2019, patrons from Hawaii comprised approximately 67% of the occupied room nights at the Cal, 35% of the occupied room nights at Fremont, and 46% of the occupied room nights at Main Street Station.

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

Midwest & South Properties

Our Midwest & South properties consist of four land-based casinos, six dockside riverboat casinos, three racinos and four barge-based casinos that operate in nine states in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Each of our Midwest & South properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

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

Belterra Casino Resort

Belterra Casino Resort ("Belterra Resort") is a dockside riverboat casino located in Florence, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra Resort is also approximately two and one-half hours from Indianapolis, Indiana. The real estate utilized by Belterra Resort is subject to a Master Lease with Gaming and Leisure Properties, Inc. ("GLPI"). A FanDuel branded sportsbook opened at Belterra Resort in September 2019. Ogle Haus Inn, a 54-room boutique hotel that we lease from GLPI, is operated by us and located near Belterra Resort.

Blue Chip Casino, Hotel & Spa

Blue Chip Casino, Hotel & Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with six casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 guest rooms, a spa and fitness center, dining and nightlife venues, and meeting and event space, including a land-based pavilion. A FanDuel branded sportsbook opened at Blue Chip in September 2019.

Diamond Jo Dubuque

Diamond Jo Dubuque is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo Dubuque is a two-story property that includes a bowling center, event center, and two banquet rooms. A FanDuel branded sportsbook opened at Diamond Jo Dubuque in September 2019. The property also features several dining outlets, including the Kitchen Buffet, a live action buffet, Woodfire Grille, the casino's high-end restaurant, The Filament, an electrifying-yet-casual restaurant and bar, and The Game, a sports bar, as well as three full service bars and Mississippi Moon Bar, a live music venue.

Diamond Jo Worth

Diamond Jo Worth is a land-based casino situated on a 46-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino has an event center and several dining options, including the Kitchen Buffet, a buffet restaurant, Woodfire Grille, a high-end restaurant, a Subway and Burger King which is owned by a third party. A FanDuel branded sportsbook opened at Diamond Jo Worth in September 2019. There is a 102-room Country Inn & Suites hotel attached to the casino and a 60-room Holiday Inn Express hotel adjacent to the casino, both of which are owned and operated by third parties.

Kansas Star Casino

Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to the Lottery Gaming Facility Management Contract (the "Kansas Management Contract"). The land-based casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has a buffet, a steakhouse and a number of other amenities including a deli, noodle bar, casual dining restaurant and casino bars. Kansas Star also has an arena that provides a venue for concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room hotel adjacent to the casino that is operated by a third party. Under the terms of the agreement, Kansas Star has the option to purchase the hotel.

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks as well as a café on the first deck. The property's third deck includes a buffet and banquet room.

Delta Downs Racetrack Casino & Hotel

Delta Downs Racetrack Casino & Hotel ("Delta Downs") is a land-based racino located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play and a 370-room hotel. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, located in Lake Charles, Louisiana, and is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana.

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

IP Casino Resort Spa

IP Casino Resort Spa ("IP") is a barge-based casino overlooking the scenic back bay of Biloxi and, as a recipient of a AAA Four Diamond Award, is one of the premier resorts on the Mississippi Gulf Coast. The property features more than 1,000 hotel rooms and suites; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,383-seat theater offering regular headline entertainment; eight lounges and bars; and seven restaurants, including a steak and seafood restaurant and an upscale Asian restaurant.

Sam's Town Hotel and Gambling Hall

Sam's Town Hotel and Gambling Hall ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 700 hotel rooms, a sports book, an entertainment lounge, four dining venues, two escape rooms, an arcade, a residential vehicle park, and a 1,600-seat River Palace Arena.

Ameristar Casino Hotel Kansas City

Ameristar Casino Hotel Kansas City ("Ameristar Kansas City") is a barge-based casino located 10 miles from downtown Kansas City, Missouri. The property competes primarily with five casinos in the Kansas City area and bordering eastern Kansas market. The property features 184 guest rooms, 10 restaurants, a 1,200 seat concert venue, and an 18-theater cinema. The real estate utilized by Ameristar Kansas City is subject to a Master Lease with GLPI.

Ameristar Casino Resort Spa St. Charles

Ameristar Casino Resort Spa St. Charles ("Ameristar St. Charles") is a barge-based casino located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located on approximately 52 acres along the western bank of the Missouri River. The property features an AAA Four Diamond full-service luxury suite hotel with 400 well-appointed rooms, an indoor-outdoor pool, seven dining venues; twelve bars, an entertainment venue, a full-service luxury day spa, two TopGolf Swing Suites and a 20,000-square-foot conference center. The real estate utilized by Ameristar St. Charles is subject to a Master Lease with GLPI.

Belterra Park

Belterra Park is a land-based racino located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. The property is a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, six restaurants, a VIP lounge, pari-mutuel wagering, and racing facilities with live thoroughbred racing on both dirt and the only grass track in Ohio.

Valley Forge Casino Resort

Valley Forge Casino Resort ("Valley Forge") is a land-based casino hotel located in King of Prussia, Pennsylvania. The property features approximately 36,000 square feet of gaming floor, 100,000 square feet of meeting, conference and banquet facilities and two luxury hotel towers. The Valley Tower has 325 recently remodeled rooms while the Casino Tower offers over 150 completely renovated rooms in the heart of the action. A FanDuel branded sportsbook opened at Valley Forge in March 2019. The property also presents six dining options, live entertainment and an exciting nightlife scene.

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

Market-Access Agreement with MGM Resorts

In July 2018, we and MGM Resorts announced a market-access agreement to significantly increase each company's market access and customer base throughout the United States. Under this arrangement, our Company and MGM Resorts both have the opportunity to offer online and mobile gaming platforms - including sports betting, casino gaming and poker - in jurisdictions where either company operates physical casino resorts and online licenses are available. Under this market access agreement, each company has a path to expand their online and mobile gaming presence across 15 states, allowing each company to leverage their scale to create a nationwide approach to online and mobile sports betting, real money casino gaming and poker. As states continue to legalize interactive gaming, both companies will be poised to offer products in mobile and online sports betting, real money casino gaming and poker products where legally applicable.

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

Subject to state law and regulatory approvals, we will establish a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel will establish and operate mobile and online sports-betting and gaming services under the FanDuel brand in the states where we are licensed. During 2019, FanDuel sports books opened at our Valley Forge, Diamond Jo Worth, Diamond Jo Dubuque, Blue Chip and Belterra Resort properties.

Our relationship with FanDuel covers all states where we hold gaming licenses currently and in the future, excluding Nevada. It also covers states included under our market-access agreement with MGM Resorts. The two companies will also engage in extensive co-branding and cross-promotional efforts. FanDuel will market our properties through its existing daily fantasy sports service and future interactive sports betting and gaming services, while we will promote FanDuel's products to our customer base. FanDuel will also provide our customers access to its existing product line.

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

Frequent Player Loyalty Programs

B Connected

We have established a nationwide branding initiative and loyalty program. Our players use their "B Connected" cards to earn and redeem points at nearly all of our properties. The program has five player tiers - Ruby, Sapphire, Emerald, Onyx and Titanium. The "B Connected" club, among other benefits, rewards players for their loyalty as well as entitles them to qualify for promotions and earn rewards toward slot, video poker, or table games play.

Benefits for our loyal customers include annual cruises, vacations, and gifts of luxury jewelry and electronics. The B Connected program is currently available in the Las Vegas valley at Aliante, the Cal, Fremont, Gold Coast, Main Street Station, The Orleans, Sam's Town Las Vegas and Suncoast; in Louisiana at Amelia Belle, Delta Downs, Evangeline Downs, Sam's Town Shreveport and Treasure Chest; in Illinois at Par-A-Dice; in Indiana at Blue Chip and Belterra Resort; in Iowa at Diamond Jo Dubuque and Diamond Jo Worth; in Mississippi at Sam's Town Tunica and IP; in Kansas at Kansas Star; in Missouri at Ameristar St. Charles and Ameristar Kansas City; and in Ohio at Belterra Park. Valley Forge and Cannery are expected to fully implement the program in 2020.

Other Programs

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

Employees and Labor Relations

At December 31, 2019, we employed approximately 24,300 persons, and had collective bargaining agreements with three unions covering 1,858 employees. Negotiations for a first contract with an organized bargaining unit are in progress at several of our Las Vegas properties.

Corporate Information

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. Information on our website is not incorporated by reference herein.

Available Information

We file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an Internet site, at http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our SEC filings are also available on the SEC’s website. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, Nevada 89169, (702) 792-7200, Attn: David Strow, Vice President, Corporate Communications.

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation Committee, and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," as well as variations of such words and similar expressions referring to the future. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	our business model, areas of focus and strategy for driving business results;
•	competition, including expansion of gaming into additional markets including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	our estimated effective income tax rates, estimated tax benefits, and merits of our tax positions;
•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;
•	our expenses;
•	indebtedness, including Boyd Gaming’s ability to refinance or pay amounts outstanding under its credit agreement and Boyd Gaming’s unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;
•	our belief that consumer confidence will strengthen as the job market continues to expand;
•	our expectations with respect to the valuation of tangible and intangible assets;
•	the type of covenants that will be included in any future debt instruments;
•	our expectations with respect to potential disruptions in the global capital markets, the effect of such disruptions on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;
•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;
•	our ability to pay dividends or to pay any specific rate of dividends, and our expectations with respect to the receipt of dividends;
•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;
•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for stockholders, and are available at the right price;
•	our intention to fund purchases made under our share repurchase program, if any, with existing cash resources and availability under the Credit Facility;
•	our assumptions and expectations regarding our critical accounting estimates;
•	Adjusted EBITDA, Adjusted EBITDAR, and the usefulness of each as a measure of operating performance or valuation;
•	our expectations for capital improvement projects;
•	the impact of new accounting pronouncements on our consolidated financial statements;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;
•	our ability to fund any expansion projects using cash flows from operations and availability under our credit agreement or through additional debt issuances;
•	our market risk exposure and efforts to minimize risk;
•	expansion, development, investment and renovation plans, including the scope of any such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•	our belief that all pending litigation claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;
•	that margin improvements will remain a driver of profit growth for us going-forward;
•	development opportunities in existing or new jurisdictions and our ability to successfully take advantage of such opportunities;
•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;
•	the outcome of various tax audits and assessments, including our appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our consolidated financial statements;
•	our ability to utilize our net operating loss carryforwards and certain other tax attributes;
•	our expectations regarding Congress legalizing online gaming in the United States as well as the continued expansion of online gaming as a result of the passage of new authorizing legislation in various states;
•	our expectations regarding the expansion of sports betting;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotel and casinos;
•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customary loyalty and same-store sales;
•	the effect of environmental and structural building conditions related to our properties;
•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;
•	that operating results for previous periods are not necessarily indicative of future performance;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles may differ from actual results;
•	our expectations regarding our cost containment efforts;
•	our belief that recently issued accounting pronouncements will not have a material impact on our financial statements where we have so stated;
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement;
•	our ability to engage in productive negotiations regarding bargaining agreements as necessary;
•	expectations, plans, beliefs, hopes or intentions regarding the future; and
•	assumptions underlying any of the foregoing statements.

These forward-looking statements speak only as of the dates stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may prove to be incorrect or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward-looking statements. If any of those risks and uncertainties were to materialize, actual results could differ materially from those discussed in any such forward-looking statement. Among the factors that could cause actual results to differ materially from those discussed in forward-looking statements are those discussed under the heading “Risk Factors” and in this Annual Report on Form 10-K and in our other current and periodic reports filed from time to time with the SEC. These factors include, but are not limited to:

•	the effects of intense competition that exists in the gaming industry;
•

the risk that our acquisitions and other expansion opportunities divert management’s attention or incur substantial costs, or that we are otherwise unable to develop, profitably manage or successfully integrate the businesses we have acquired or may acquire in the future;

•

the fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project;

•	the risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will not result in increased earnings to us;
•

the risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations;

•	our ability to take advantage of, and to realize the anticipated benefits of, any past or future financing, mergers and acquisitions, dispositions, partnerships, and other corporate opportunities, and the risks associated with such or similar transactions, arrangements or opportunities;
•	the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that result in increased competition to us;
•

the risk that negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future periods;

•

the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, certificates and concessions, impose substantial fines and take other adverse actions against any of our casino operations or any current or future online gaming and sports wagering operations;

•	the risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;
•

the effects of the extensive governmental gaming regulation and taxation policies to which we are subject and the costs of compliance or failure to comply with such regulations, as well as any changes in laws and regulations, including increased taxes, which could harm our business;

•	the effects of federal, state and local laws affecting our business such as the regulation of smoking, the regulation of directors, officers, key employees and partners and regulations affecting business in general;
•	the effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any);
•	the effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of any future economic recession, war, terrorist or similar activity or natural or man-made disasters in, at, or around our properties;
•	the risk that we fail to adapt our business and amenities to changing customer preferences;
•	our ability to continue to negotiate collective bargaining agreements with the unions that represent certain of our employees;
•	the effect of unusual gaming hold percentages in any given period;
•	financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry;
•	the risk of the expansion of legalized gaming in the regions in which we operate;
•	the risk relating to the Kansas legislature authorizing a new gaming referendum allowing Wichita Greyhound Park to install slot machines, creating increased competition in the Kansas market;
•	the risk of failing to maintain the integrity of our information technology infrastructure causing unintended distribution to third parties of, or access by third parties to, our customer, company or employee data, and any litigation, fines, disruption to our operations or reputational harm resulting from such loss of data integrity;
•	our estimated effective income tax rates, estimated tax benefits, and merits of our tax positions;
•	our ability to utilize our net operating loss carryforwards and certain other tax attributes;
•	the potential of certain of our stockholders owning large interest in our capital stock to significantly influence our affairs;
•	other statements regarding our future operations, financial condition and prospects, and business strategies;
•	the risk that we may be unable to retain our key management and personnel, including key employees of the acquired companies; and
•

our current and future insurance coverage levels, including the risk we have not obtained sufficient coverage, may not be able to obtain sufficient coverage in the future, or will only be able to obtain additional coverage at significantly increased rates.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements in this Form 10-K (including any document incorporated by reference) are made only as of the date of the document in which they are contained, based on information available to us as of the date of that document, and we caution you not to place undue reliance on forward-looking statements in light of the risks and uncertainties associated with them. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including any future housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

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

With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, in December 2014, a new property opened in Lake Charles, Louisiana, that increased competition with Delta Downs. At the end of December 2015, a new casino opened in D'Iberville, Mississippi that competes with IP. In Illinois, the legalization of video lottery terminals in recent years has added more than 33,000 new gaming devices across the state, including over 5,100 in the immediate market of the Par-A-Dice, increasing competition for that property. In January 2018, a new tribal casino in South Bend, Indiana opened, which competes with Blue Chip for gaming customers. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip and Sam’s Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we expanded our facility at Blue Chip in an effort to be more competitive in this market, competing Native American properties could continue to have an adverse impact on the operations of both Blue Chip and Sam’s Town Shreveport. Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma previously filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. In July 2014, the U.S. Department of Interior rejected the Wyandotte Nation’s trust application for the Park City land. However, the Nation has indicated it will seek to appeal this ruling. If an appeal were filed and ultimately successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon successful negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. No impairment charges were recorded as a result of the 2019, 2018 and 2017 tests.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisition, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrating new properties, businesses and operations. Additionally, we are currently working to successfully integrate the additional properties into Boyd Gaming’s operating structure in order to realize the anticipated benefits of acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully incorporate the assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from acquisitions;
•

complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses associated with acquisitions.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of our management; and
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

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, including the properties associated with our recent acquisitions into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

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

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the federal government of the United States, and various foreign jurisdictions. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. Various federal, state, and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, California has enacted a new privacy law, known as the California Consumer Privacy Act of 2018 (the “CCPA”), which provides to California consumers certain new access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Compliance with the CCPA may require us to incur significant costs and expenses.

Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third-party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

While we maintain cyber insurance coverage to protect against these risks to the Company, such insurance is unlikely to fully mitigate the impact of any information breach.

Risks Related to the Regulation of our Industry

We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.

Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Illinois Gaming Board, Indiana Gaming Commission, Iowa Racing and Gaming Commission, Kansas Lottery Commission, Kansas Racing and Gaming Commission, Louisiana State Gaming Control Board, Louisiana State Racing Commission, Mississippi Gaming Commission, Missouri Gaming Commission, Nevada Gaming Commission and Gaming Control Board, Ohio Lottery Commission and Ohio State Racing Commission, Pennsylvania Gaming Control Board and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

The legislation permitting gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The Dubuque Racing Association (“DRA”), a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo Dubuque since March 18, 1993. The term of the Amended DRA Operating Agreement currently in place expires on December 31, 2030. The agreement is subject to review and approval by the state gaming commission. The Worth County Development Authority (“WCDA”), pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo Dubuque or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative “qualified sponsoring organization” as required by our gaming license, we would no longer be able to continue our Diamond Jo Dubuque or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

Regulations Affecting Businesses in General

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, anti-money laundering laws and regulations and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Nevada enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects, reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental “green” standards. As a result, we, along with other companies developing projects that meet such standards, have not been able to realize the full tax benefits that were originally anticipated.

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

As of December 31, 2019, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act changed the carryback and carryforward periods for NOLs generated after December 31, 2017 and imposed annual limitations on the use of such NOLs. While the rules for NOLs generated in the year ended December 31, 2017 and prior did not change, our NOLs all predate the change, it is possible that future law changes could affect our ability to utilize NOLs prospectively.

Risks Related to our Indebtedness

We have a significant amount of indebtedness.

We and our subsidiaries had approximately $3.8 billion of long-term debt (including debt of non-guarantor subsidiaries and without deducting unamortized discount and origination fees) as of December 31, 2019 (of which approximately $1.3 billion was outstanding under the Credit Facility) and which includes approximately $27.0 million of current maturities of long-term debt and excludes approximately $12.6 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $656.6 million was available for borrowing under the Revolving Credit Facility as of December 31, 2019.

If we pursue, or continue to pursue, any expansion, development, investment or renovation projects requiring capital beyond our available borrowing capacity, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

In addition, our Credit Facility contains certain financial covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio of 1.75 to 1.00; (ii) establishing a maximum permitted consolidated total leverage ratio; and (iii) establishing a maximum permitted secured leverage ratio.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Credit Facility in amounts sufficient to enable us to retire our indebtedness as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including amounts borrowed under the Credit Facility on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

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

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, and Belterra Casino Resort (each an "OpCo," and collectively the "OpCos") from Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to a triple net REIT Master Lease (the "Master Lease"). Current annual rent under the Master Lease is $97.7 million, with rental increases over time. The Master Lease also includes substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

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

We intend to finance our current and future expansion, development, investment, acquisition and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment, acquisition and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment, acquisition and renovation projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment, acquisition and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2019. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 2.    Properties

Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2019, some of our properties utilized leased property in their operations.

The real estate utilized by three of our properties are subject to a Master Lease with Gaming and Leisure Properties, Inc. The properties under this Master Lease are:

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

Our common stock is listed on the New York Stock Exchange under the symbol "BYD." On February 20, 2020, the closing sales price of our common stock on the NYSE was $34.74 per share. On that date, we had approximately 610 holders of record of our common stock and our directors and executive officers owned approximately 28% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

Share Repurchase Program

No share repurchases were made pursuant to our share repurchase program during the three months ended December 31, 2019.

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). There were 1.1 million shares repurchased during the year ended December 31, 2019. As of December 31, 2019, the repurchase authorization under the 2008 Plan has been fully utilized and $72.5 million remained available under the 2018 Plan.

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

Our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to companies in our peer group, which is comprised of Penn National Gaming, Inc., Red Rock Resort, Inc. and Eldorado Resorts, Inc. The performance graph assumes that $100 was invested on December 31, 2014 in each of the Company's common stock, the S&P 400 and our peer group, and that all dividends were reinvested. For purposes of the performance graph, in cases in which a shareholder of a peer group company received shares of another company in a corporate transaction, the value of the additional shares received are considered to be a dividend and assumed to be reinvested in the stock of the peer company on the date of the transaction. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Peer Group
December 2015	$155.48	$97.82	$139.65
December 2016	157.82	118.11	147.24
December 2017	275.72	137.30	283.23
December 2018	164.77	122.08	216.93
December 2019	239.77	154.07	314.22

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

	Year Ended December 31,
(In thousands, except per share data)	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
Statement of Operations Data:
Total revenues	$3,326,119	$2,626,730	$2,400,819	$2,199,259	$2,214,831

Operating income	472,568	355,284	343,801	260,408	271,584

Income from continuing operations before income taxes	202,126	155,032	171,113	7,768	4,443

Income from continuing operations, net of tax	157,636	114,701	167,998	207,701	11,068

Income from discontinued operations, net of tax	—	347	21,392	212,530	36,539

Net income	157,636	115,048	189,390	420,231	47,607

Income from continuing operations per common share
Basic	$1.39	$1.01	$1.46	$1.81	$0.10
Diluted	$1.38	$1.00	$1.45	$1.80	$0.10

Dividends declared per common share	$0.27	$0.23	$0.15	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$249,977	$249,417	$203,104	$193,862	$158,821
Total assets	6,650,145	5,756,339	4,685,930	4,670,751	4,350,900
Long-term debt, net of current maturities	3,738,937	3,955,119	3,051,899	3,199,119	3,239,799
Total stockholders' equity	1,265,242	1,145,741	1,097,227	930,180	501,837

Other Data:
Ratio of earnings to fixed charges (f)	1.7x	1.7x	1.9x	1.0x	1.0x

(a)    2019 includes a full year of financial results for Lattner, Valley Forge, Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park. In addition, 2019 includes $34.9 million in pretax loss on early extinguishments of debt.

(b)    2018 includes the financial results of acquired properties from their respective acquisition date, which include Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018. As a result of the acquisitions and ongoing projects, we had project development, preopening and writedowns of $45.7 million.

(c)    2017 includes a full year of financial results for Aliante, Cannery and Eastside Cannery. Additionally, 2017 includes a noncash income tax benefit of $60.1 million related to the changes in tax legislation. Discontinued operations for 2017 of $21.4 million reflects our after-tax share of the proceeds related to the final settlement of Borgata’s property tax disputes with Atlantic City. The Company has accounted for its 50% investment in Borgata as discontinued operations for all periods presented in these consolidated financial statements.

(d)    2016 includes $38.3 million in pretax, non-cash impairment charges which includes non-cash impairment charges of $23.6 million, $12.5 million and $0.8 million for a gaming license, goodwill and trademarks, respectively, in our Midwest & South segment; and $42.4 million in pretax loss on early extinguishments and modifications of debt. Additionally, 2016 includes a noncash income tax benefit of $203.9 million resulting from the release of a previously recorded deferred tax asset valuation allowance. The financial results of Aliante are included in these financial results from its September 27, 2016 date of acquisition, and the financial results of Cannery and Eastside Cannery are included from their December 20, 2016 date of acquisition. Discontinued operations for 2016 include an after-tax gain on the sale of our equity interest in Borgata of $181.7 million.

(e)    2015 includes $18.6 million in pretax, non-cash impairment charges, which includes a $17.5 million non-cash impairment charge for a gaming license in our Midwest & South segment; and $40.7 million in pretax loss on early extinguishments and modifications of debt.

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

As of December 31, 2019, we are a geographically diversified operator of 29 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

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

In May 2016, we entered into an Equity Purchase Agreement to sell our 50% equity interest in the parent company of Borgata Hotel Casino and Spa ("Borgata") to MGM Resorts. This transaction closed on August 1, 2016. We account for our investment in Borgata by applying the equity method and report its results as discontinued operations for all periods presented in this Annual Report on Form 10-K.

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

Our primary areas of focus are: (i) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (ii) improving our capital structure and strengthening our balance sheet, including paying down debt, increasing cash flow, improving operations and diversifying our asset base; and (iii) successfully pursuing our growth strategy, which is built on identifying development opportunities and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

Our Strategy

Our overriding strategy is to increase shareholder value by pursuing strategic initiatives that improve and grow our business.

Strengthening our Balance Sheet

We are committed to finding opportunities to strengthen our balance sheet through diversifying and increasing our cash flows. We intend to take a balanced approach to our cash flows, with a current emphasis on debt repayment followed by investing in our business and returning capital to shareholders.

Operating Efficiently

We are committed to operating more efficiently. As we experience revenue growth in both our gaming and non-gaming operations, the efficiencies of our business position us to flow a substantial portion of the revenue growth directly to the bottom line.

Evaluating Acquisition Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business and deliver a solid return for shareholders. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, development of new properties, or acquisitions. Currently, the Company is primarily focused on enhancements to its existing properties.

Maintaining our Brand

The ability of our employees to deliver great customer service helps distinguish our Company and our brands from our competitors. Our employees are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established a nationwide branding initiative and loyalty program. Our players use their "B Connected" cards to earn and redeem points at nearly all of our properties. The "B Connected" club, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and earn rewards toward gaming and nongaming activities.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2019	2018	2017
Total revenues	$3,326.1	$2,626.7	$2,400.8
Operating income	472.6	355.3	343.8
Income from continuing operations, net of tax	157.6	114.7	168.0
Income from discontinued operations, net of tax	—	0.3	21.4
Net income	157.6	115.0	189.4

Total Revenues

Total revenues increased $699.4 million, or 26.6%, for 2019 as compared to 2018 due primarily to the acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018 (collectively, the "Acquisitions").

Total revenues increased $225.9 million, or 9.4%, for 2018 as compared to 2017 due primarily to the Midwest & South segment increasing by $217.1 million over the prior period primarily attributable to the Acquisitions.

Operating Income

In 2019, our operating income increased $117.3 million as compared to 2018 due primarily to the Acquisitions and cost control efforts surrounding our operating costs. In addition, project development, preopening and writedowns expense decreased $24.0 million from the prior year period, which included costs incurred related to the Acquisitions.

In 2018, our operating income increased $11.5 million as compared to 2017 due primarily to the Acquisitions, along with the favorable impact of our continuing cost control efforts. Changes in operating margins are discussed further below.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax was $157.6 million in 2019, as compared to $114.7 million in 2018, an increase of $42.9 million. This increase was primarily attributable to the $117.3 million increase in operating income, as discussed above, offset by a $33.3 million increase in interest expense, net of amounts capitalized, due to an increase in the weighted average long-term debt balance of $536.0 million reflecting the incremental debt incurred to fund the Acquisitions, a 0.2 percentage point increase in the weighted average interest rate and by $34.9 million of loss on early extinguishments and modifications of debt due to our refinancing activities.

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

Net Income

For the year ended December 31, 2019, net income was $157.6 million, compared with net income of $115.0 million for the corresponding period of the prior year. The $42.6 million change is primarily due to the increase in income from continuing operations, net of tax, of $42.9 million, as discussed above, offset by a $0.3 million decrease in net income from discontinued operations, net of tax.

For the year ended December 31, 2018, net income was $115.0 million, compared with net income of $189.4 million for the corresponding period of the prior year. The $74.3 million change is primarily due to the decrease in income from continuing operations, net of tax along with a $21.0 million decrease in income from discontinued operations from the prior year (both items discussed above).

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 75%, 73% and 72% of our revenues for 2019, 2018 and 2017, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 13% of revenues for 2019, and 14% for 2018 and 2017. Room revenues and other revenues separately contributed less than 10% of revenues during each year.

	Year Ended December 31,
(In millions)	2019	2018	2017
REVENUES
Gaming	$2,483.3	$1,925.4	$1,740.3
Food & beverage	447.9	367.9	346.4
Room	237.2	199.5	186.8
Other	157.7	133.9	127.3
Total revenues	$3,326.1	$2,626.7	$2,400.8

COSTS AND EXPENSES
Gaming	$1,116.4	$845.5	$759.6
Food & beverage	412.9	347.6	335.5
Room	110.7	90.9	85.2
Other	96.1	87.4	83.6
Total costs and expenses	$1,736.1	$1,371.4	$1,263.9

MARGINS
Gaming	55.0%	56.1%	56.4%
Food & beverage	7.8%	5.5%	3.1%
Room	53.3%	54.4%	54.4%
Other	39.1%	34.7%	34.3%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $557.9 million, or 29.0%, increase in gaming revenues during 2019 as compared to the prior year, was primarily due to the Acquisitions.

The $185.2 million, or 10.6%, increase in gaming revenues during 2018 as compared to the prior year, was primarily due to the Acquisitions. In addition, the Louisiana and Mississippi properties experienced gaming revenue growth, particularly Delta Downs, Amelia Belle and IP. Gaming margins were essentially even with the prior year.

Food & Beverage

Food & beverage revenues increased $80.0 million, or 21.7%, during 2019 as compared to prior year. The increase is primarily due to the Acquisitions. Overall food & beverage margins increased to 7.8% from 5.5% in the prior year, due primarily to an increase in average check of 10.8% while cost per cover increased by only 6.1%

Food & beverage revenues increased $21.5 million, or 6.2%, during 2018 as compared to prior year due primarily to the Acquisitions. Overall food & beverage margins increased to 5.5% from 3.1% in the prior year, primarily due to an overall increase in average check of 2.2% offset slightly by an increase in cost per cover of 0.6%.

Room

Room revenues increased $37.7 million, or 18.9%, in 2019 compared to 2018 due primarily to the Acquisitions. An increase in room revenue of $5.5 million in the Las Vegas Locals segment was driven by an increase in the hotel occupancy rate of 3.1% from the prior year, offset by a decrease of 0.8% in the average daily rate from the prior year.

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

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased by $23.9 million, or 17.8%, during 2019 as compared to the prior year, was primarily due to the Acquisitions.

Other revenues increased by $6.5 million, or 5.1%, during 2018 as compared to the prior year due primarily to the Acquisitions, which accounted for an increase of $5.5 million to other revenue in the Midwest & South segment.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent expense related to the master lease ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. The results for our Illinois distributed gaming operator are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilities comparisons between us and our competitors. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Year Ended December 31,
(In millions)	2019	2018	2017
Total revenues
Las Vegas Locals	$880.9	$873.5	$868.4
Downtown Las Vegas	257.7	248.1	244.4
Midwest & South	2,187.5	1,505.1	1,288.0
Total revenues	$3,326.1	$2,626.7	$2,400.8

Adjusted EBITDAR (1)
Las Vegas Locals	$283.0	$274.3	$249.9
Downtown Las Vegas	62.4	56.5	54.6
Midwest & South	635.2	432.4	364.4
Total Reportable Segment Adjusted EBITDAR	980.6	763.2	668.9
Corporate expense	(83.9)	(81.9)	(73.0)
Adjusted EBITDAR	$896.7	$681.3	$595.9

(1) Refer to Note 14, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Total Reportable Segment Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues increased $7.4 million, or 0.9%, during 2019 as compared to the prior year, primarily due to revenue increases in food & beverage and room revenue. Food & beverage revenue increased $1.8 million due to an increase in average check of 7.8% over prior year. In addition, room revenue increased $5.5 million, as discussed above.

Total revenues increased $5.1 million, or 0.6%, during 2018 as compared to the prior year, reflecting revenue increases in all departmental categories. Gaming revenue increased $1.8 million primarily due to a 3.7% and 0.4% increase in table game win and slot win, respectively. In addition, room revenue increased $1.7 million due to a 1.2% increase in average daily rate and other revenue increased $1.0 million due to increased consumption of property amenities and visitor spending.

Adjusted EBITDAR increased by $8.7 million, or 3.2%, during 2019 as compared to the prior year, primarily due to revenue growth.

Downtown Las Vegas

Total revenues increased by $9.6 million, or 3.9%, in 2019 as compared to the prior year, reflecting revenue increases in all departmental categories except other revenue. Gaming revenue increased $5.8 million primarily due to a 6.8% increase in slot win. Food & beverage revenue increased $2.0 million primarily due to an increase in average check of 6.2% and a 1.1% increase in food covers. In addition, room revenue increased $1.8 million as the hotel occupancy rate increased 2.8% over prior year. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 53% and 54% of our occupied rooms in this segment in 2019 and 2018, respectively.

Total revenues increased by $3.7 million, or 1.5%, in 2018 as compared to the prior year, reflecting revenue increases in all departmental categories except gaming revenue. Food & beverage revenue increased by $1.3 million due to an increase in average check of 3.4% over prior year. In addition, room revenue increased $2.3 million as the average daily rate increased 6.1% over prior year. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 54% during both 2018 and 2017 of our occupied rooms in this segment.

Adjusted EBITDAR increased by $5.9 million, or 10.4%, during 2019 as compared to the prior year, primarily due to revenue growth.

Midwest & South

Total revenues increased $682.4 million, or 45.3%, in 2019 as compared to 2018, primarily due to the Acquisitions.

Total revenues increased $217.1 million, or 16.9%, in 2018 as compared to 2017, primarily due to the Acquisitions. In addition, the Louisiana and Mississippi properties experienced gaming revenue growth, particularly Delta Downs, Amelia Belle and IP.

Adjusted EBITDAR increased by $202.8 million, or 46.9%, during 2019 as compared to the prior year, primarily due to the Acquisitions.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2019	2018	2017
Selling, general and administrative	$459.6	$369.3	$362.0
Master lease rent expense	97.7	20.7	—
Maintenance and utilities	154.7	127.0	109.5
Depreciation and amortization	276.6	230.0	217.5
Corporate expense	105.1	104.2	88.1
Project development, preopening and writedowns	21.7	45.7	14.5
Impairment of assets	—	1.0	(0.4)
Other operating items, net	1.9	2.2	1.9

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of total revenues, were 13.8%, 14.1% and 15.1% for 2019, 2018 and 2017, respectively. We continue to focus on disciplined and targeted marketing spend and on our cost containment efforts.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties subject to a master lease agreement with a real estate investment trust.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of total revenues, were 4.7%, 4.8% and 4.6% for 2019, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization expense, as a percentage of total revenues, was 8.3%, 8.8% and 9.1% for 2019, 2018 and 2017, respectively. The decline in the percentage versus the prior periods is attributable to there not being depreciation on the real property for three of the Acquisition properties which are subject to the master lease agreement.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense, represented 3.2%, 4.0% and 3.7%, of total revenues, for 2019, 2018 and 2017, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred; and (iii) asset write-downs. The higher project development, preopening and writedowns expense in 2018 as compared to 2019 and 2017 is primarily due to the Acquisitions, the Wilton Rancheria development and the launch of the redesigned B Connected player loyalty program.

Impairment of Assets

There were no costs related to impairment of assets in 2019.

Impairment of assets of $1.0 million in 2018 includes non-cash impairment charges related to a nonoperating asset.

Impairment of assets in 2017 include a $0.6 million write down of a land parcel in Missouri that was sold during the period. This impairment charge is offset by a $1.0 million excess reserve recovery related to the Echelon project. The value of the remaining Echelon inventory is fully reserved.

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable.

Other Expense (Income)

Interest Expense, net

	Year Ended December 31,
(In millions)	2019	2018	2017
Interest Expense, net	$235.6	$200.5	$171.3
Average Long-Term Debt Balance	3,949.1	3,413.2	3,207.2
Loss on Early Extinguishments and Modifications of Debt	34.9	0.1	1.6
Weighted Average Interest Rates	5.6%	5.4%	4.4%

Mix of Debt at Year End
Fixed rate debt	65.8%	56.0%	48.1%
Variable rate debt	34.2%	44.0%	51.9%

Interest expense, net of capitalized interest and interest income increased $35.1 million, or 17.5%, from 2018 to 2019 primarily due to an increase in the weighted average long-term debt balance of $536.0 million, reflecting the incremental debt incurred related to the Acquisitions. In addition, the weighted average interest rate increased by 0.2 percentage points over the prior year period, which is driven by an increase in the underlying Eurodollar rate.

Interest expense, net of capitalized interest and interest income, for 2018 increased $29.2 million, or 17.0%, is primarily attributable to an increase in the weighted average long-term debt balance of $205.9 million from 2017 to 2018. The increase in the weighted average long-term debt balance for the year ended December 31, 2018 over the prior year period is due to the issuance in June 2018 of the $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 issued in anticipation of the Acquisitions. In addition, the weighted average interest rate increased by 1.0 percentage point over the prior year period, which is driven by an increase in the underlying Eurodollar rate.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt, are as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
6.875% Senior Notes premium and consent fees	$25.8	$—	$—
6.875% Senior Notes deferred finance charges	6.1	—	—
Boyd Gaming Credit Facility deferred finance charges	3.0	0.1	1.1
Amendment No. 2 and Refinancing Amendment	—	—	0.5
Total loss on early extinguishments and modifications of debt	$34.9	$0.1	$1.6

Income Taxes

The effective tax rate on income from continuing operations during 2019, 2018 and 2017 was 21.8%, 26.0% and 1.8%, respectively. Our effective tax rate for 2019 was favorably impacted by benefits related to equity compensation and tax credits and unfavorably impacted by non-deductible expenses, including non-deductible compensation and employee benefits. Additionally, our 2019 effective tax rate was favorably impacted by the revaluation of our state tax deferred liabilities as a result of corporate restructuring. In 2018, our tax provision was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by certain tax credits. In 2017, our tax provision was favorably impacted by the change to the federal statutory tax rate on our net deferred tax liability. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) eliminating the corporate alternative minimum tax (AMT); (3) creating a new limitation on deductible interest expense; (4) changing bonus depreciation that will allow for full expensing of qualified property; (5) changing the limitations on executive compensation (6) altering the rules with respect to net operating losses generated after December 31, 2017. These changes have various effective dates. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax liability as of December 31, 2017. Based on this revaluation, we recorded a discrete tax benefit of $60.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $250.0 million and $249.4 million at December 31, 2019 and 2018, respectively. In addition, we held restricted cash balances of $20.5 million and $23.8 million at December 31, 2019 and 2018, respectively. Our working capital deficit at December 31, 2019 and 2018 was $157.4 million and $70.0 million, respectively.

Our bank credit facility generally provides all necessary funds for the day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance outstanding under our bank credit facility, as necessary, by either borrowing or paying down debt with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that the borrowing capacity under the bank credit facility, subject to restrictive covenants, and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating and maintenance capital expenditures. The source of funds available to us for repayment of debt or to fund development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet working capital needs, and subject to restrictive covenants. See "Indebtedness", below, for further detail regarding funds available through our bank credit facility.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2019	2018	2017
Net cash provided by operating activities	$549.0	$434.5	$422.6

Cash flows from investing activities
Capital expenditures	(207.7)	(161.5)	(190.4)
Cash paid for acquisition, net of cash received	(5.5)	(934.1)	(1.2)
Advances pursuant to development agreement	—	—	(35.1)
Other investing activities	(18.3)	(39.7)	0.7
Net cash used in investing activities	(231.5)	(1,135.3)	(226.0)

Cash flows from financing activities
Net payments under bank credit facility	(465.7)	150.3	(161.5)
Proceeds from issuance of senior notes	1,000.0	700.0	—
Retirement of senior notes	(750.0)	—	—
Premium and consent fees	(25.8)	—	—
Debt issuance costs	(15.5)	(14.2)	(3.4)
Shares repurchased and retired	(28.0)	(59.6)	(31.9)
Dividends paid	(28.9)	(24.7)	(11.3)
Share-based compensation activities, net	(5.8)	(5.3)	(7.7)
Other financing activities	(0.6)	(0.3)	0.5
Net cash provided by (used in) financing activities	(320.3)	746.2	(215.3)
Net cash provided by discontinued operations	—	0.5	35.7
Increase (decrease) in cash, cash equivalents and restricted cash	$(2.8)	$45.9	$17.0

Cash Flows from Operating Activities

During 2019, 2018 and 2017, we generated net operating cash flow of $549.0 million, $434.5 million and $422.6 million, respectively. Generally, operating cash flows increased $114.5 million in 2019 compared to 2018 due to the flow through effect of higher revenues, including the impact of the Acquisitions, and the timing of working capital spending. Generally, operating cash flows increased $12.0 million in 2018 compared to 2017 due to the flow through effect of higher revenues, including the impact of the Acquisitions, and the timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2019, we incurred net cash outflows for investing activities of $231.5 million. Capital expenditures of $207.7 million for 2019 are primarily related to the purchase of property and equipment, including information technology purchases for new software.

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

In 2019 and 2017, our net cash outflows from financing activities totaled $320.3 million and $215.3 million, respectively. In 2018, our net cash inflows for financing activities totaled $746.2 million. The net cash outflows for financing activities in 2019 reflect primarily the use of the proceeds from the issuance of our 4.750% Senior Notes due 2027 and a portion of our excess cash from operations to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash inflows for financing activities in 2018 reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026 and the Joinder Agreement to our Credit Agreement. The net proceeds from the debt issuance were ultimately used to fund the Acquisitions. The outflows in 2018 reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows for financing activities in 2017, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Cash Flows from Discontinued Operations

Discontinued operations activities in 2018 and 2017 represent Borgata, which we sold in August 2016. The net cash inflow of $0.5 million in 2018 represents cash received for our share of miscellaneous recoveries realized by Borgata. The net cash inflow of $35.7 million in 2017 includes property tax recovery proceeds related to the final settlement of Borgata's property tax disputes with Atlantic City.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,	Increase /
(In millions)	2019	2018	(Decrease)
Bank credit facility	$1,305.7	$1,771.3	$(465.6)
6.875% senior notes due 2023	—	750.0	(750.0)
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
4.750% senior notes due 2027	1,000.0	—	1,000.0
Other	58.3	58.7	(0.4)
Total long-term debt	3,814.0	4,030.0	(216.0)
Less current maturities	27.0	24.2	2.8
Long-term debt, net of current maturities	$3,787.0	$4,005.8	$(218.8)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Boyd Gaming Corporation Debt

Bank Credit Facility

Credit Agreement

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2019	2018
Revolving Credit Facility	$235.0	$320.0
Term A Loan	234.3	248.3
Refinancing Term B Loans	795.0	1,152.7
Swing Loan	41.3	50.3
Total outstanding principal amounts under the bank credit facility	$1,305.6	$1,771.3

With a total revolving credit commitment of $945.5 million available under the bank credit facility, the remaining contractual availability was $656.6 million after consideration of $235.0 million borrowed on the Revolving Credit Facility, $41.3 million borrowed on the Swing Loan and $12.6 million allocated to support various letters of credit.

On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to Amendment No. 2 and Refinancing Amendment (the "Credit Agreement"), among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

The Joinder Agreement modified the Credit Agreement solely to join additional financial institutions as lenders and to provide for (i) increased commitments under the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) by an amount equal to $170.5 million resulting in total availability under the Revolving Credit Facility of an amount equal to $945.5 million and (ii) commitments from lenders to make additional Term A Loans (as defined in the Credit Agreement) in an amount equal to $49.5 million resulting in aggregate outstanding Term A Loans under the Credit Agreement in an amount equal to approximately $234.3 million.

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

The blended interest rate for outstanding borrowings under for the Credit Facility was 3.8% at December 31, 2019 and 4.7% at December 31, 2018.

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

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 (the "4.750% Notes"). The 4.750% Notes require semi-annual interest payments on June 1 and December 1 of each year, commencing on June 1, 2020. The 4.750% Notes will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Notes were used to finance the redemption of all of its outstanding 6.875% senior notes due 2023 and prepay a portion of our Refinancing Term B Loans.

In conjunction with the issuance of the 4.750% Notes, we incurred approximately $15.7 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Notes using the effective interest method.

At any time prior to December 1, 2022, we may redeem the 4.750% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. After December 1, 2022, we may redeem all or a portion of the 4.750% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 102.375% in 2022 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 4.750% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 4.750% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 4.750% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 4.750% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 4.750% Notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 4.750% Notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the 4.750% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. The exchange offer will expire, unless extended or terminated in accordance with its terms, on December 3, 2019.  Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

6.000% Senior Notes due August 2026

On June 25, 2018, we issued $700.0 million aggregate principal amount of 6.000% senior notes due August 2026 (the "6.000% Notes"). The 6.000% Notes require semi-annual interest payments on February 15 and August 15 of each year, commencing on August 15, 2018. The 6.000% Notes will mature on August 15, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are or will be, as applicable, 100% owned by us. The net proceeds from the debt issuance were ultimately used to fund the acquisitions of Valley Forge and the Pinnacle Properties.

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

6.375% Senior Notes due April 2026

On March 28, 2016, we issued $750.0 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the consolidated balance sheets.

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

6.875% Senior Notes due May 2023
O n December 3, 2019, we redeemed all of our 6.875% senior notes due May 2023 (the " 6.875% Notes") at a redemption price o f 103.438% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Notes . The Company used borrowings under its revolving credit facility to pay the redemption premium accrued and unpaid interest, fees, expenses and commissions related to this redemption.

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

Other Notes

On October 15, 2018, Boyd completed the acquisition of the Pinnacle Properties. Concurrently with the acquisition, Boyd (Ohio) PropCo, LLC, a wholly owned subsidiary of Boyd TCIV, LLC, ("Boyd PropCo"), acquired the real estate associated with Belterra Park in Cincinnati, Ohio (the "Belterra Park Real Property Sale") utilizing mortgage financing from a subsidiary of Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to a purchase agreement, dated December 17, 2017 ("Belterra Park Purchase Agreement), by and among Penn, Gold Merger Sub, a wholly owned subsidiary of GLPI, Belterra Park and Pinnacle Entertainment, and a Novation and Amendment Agreement, dated October 15, 2018 (the "Novation Agreement"), by and among Penn, Gold Merger Sub, Boyd PropCo, Belterra Park and Pinnacle Entertainment. Pursuant to the Novation Agreement, Gold Merger Sub, the original purchaser under the Belterra Park Purchase Agreement, assigned, transferred and conveyed to Boyd PropCo and Boyd PropCo accepted Gold Merger Sub’s rights, title and interest in the Belterra Park Purchase Agreement ("Belterra Park Note").

The total Belterra Park Note payable to Gold Merger Sub is $57.7 million. The Belterra Park Note provides for interest at a per annum for any monthly period equal to (a) the sum of (i) the building base rent, as defined in the master lease agreement, payable for such period annualized, plus (ii) the land base rent, as defined in the master lease agreement, payable for such period annualized, plus (iii) the percentage rent, as defined in the master lease agreement, payable for such period annualized divided by (b) the outstanding principal balance of this Belterra Park Note, divided by (c) the number twelve. The interest rate as of December 31, 2019 and 2018, was 11.20% and 11.11%, respectively. Interest payments are due monthly with a balloon payment for the outstanding principal due at the maturity date. The maturity date is the earlier to occur of (a) the expiration of the master lease term or (b) the termination of the master lease agreement.

Covenant Compliance

As of December 31, 2019, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2020	$27.0
2021	509.5
2022	12.7
2023	757.1
2024	—
Thereafter	2,507.7
Total outstanding principal of long-term debt	$3,814.0

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

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
June 7, 2019	June 17, 2019	July 15, 2019	0.07
September 17, 2019	September 27, 2019	October 15, 2019	0.07
December 17, 2019	December 27, 2019	January 15, 2020	0.07

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

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. The Board reaffirmed this program in May 2017 (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). We are not obligated to purchase any shares under our stock repurchase program. There were 1.1 million shares, 1.9 million shares and 1.2 million shares repurchased during the years ended December 31, 2019, 2018 and 2017, respectively. We are currently authorized to repurchase up to an additional $72.5 million in shares of our common stock under the 2018 share repurchase program. The 2008 share repurchase program has been depleted.

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

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $190 million and $210 million. We intend to fund such capital expenditures through our credit facility and operating cash flows.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2019:

	Year Ending December 31,
(In millions)	Total	2020	2021	2022	2023	2024	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Bank credit facility	$1,305.7	$26.7	$509.3	$12.6	$757.1	$—	$—
6.375% senior notes due 2026	750.0	—	—	—	—	—	750.0
6.000% senior notes due 2026	700.0	—	—	—	—	—	700.0
4.750% senior notes due 2027	1,000.0	—	—	—	—	—	1,000.0
Other	58.3	0.3	0.2	0.1	—	—	57.7
Total long-term debt	3,814.0	27.0	509.5	12.7	757.1	—	2,507.7

Interest on Fixed Rate Debt	998.0	143.8	143.7	143.7	143.7	143.7	279.4

Interest on Variable Rate Debt (1)	142.3	48.6	42.4	29.5	21.8	—	—

Operating Leases	1,087.5	130.4	125.6	117.9	116.9	114.6	482.1

Purchase Obligations (2)	59.0	19.1	13.3	8.3	3.9	3.4	11.0

TOTAL CONTRACTUAL OBLIGATIONS	$6,100.8	$368.9	$834.5	$312.1	$1,043.4	$261.7	$3,280.2

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2019. Estimated interest payments for variable-rate debt are based on rates at December 31, 2019.

(2)	Purchase obligations include various contracted amounts, including construction contracts and information technology, advertising, maintenance and other service agreements.

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

Outstanding Letters of Credit

At December 31, 2019, we had outstanding letters of credit totaling $12.6 million.

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

Recoverability of Long-Lived Assets

Our long-lived assets were carried at $2.7 billion at December 31, 2019, or 40.2% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Application of Acquisition Method of Accounting

We follow the guidance of ASC 805 to account for our acquisitions. We completed three acquisitions in 2018, as described in Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8, for an aggregate net purchase price of approximately $940.4 million. For purposes of these consolidated financial statements, for each of the acquisitions we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by us with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill.

The assets and liabilities of each of the acquisitions are included in our consolidated balance sheet as of December 31, 2019 and 2018, and the results of their operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the respective dates of acquisition through December 31, 2019.

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

Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: total revenues; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for fifteen years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows was then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to recent tax legislation) to arrive at the recommended fair values for the trademarks and trade names.

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in the valuation of indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment tests, performed as of October 1, 2019, did not result in any impairment charges.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2019. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in valuations of goodwill for those reporting units that are deemed to have a greater likelihood of impairment. We perform the test annually as of October 1 using a weighting of two different approaches to determine fair value: (i) the income approach; and (ii) the market approach.

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

The two methodologies were weighted 60.0% toward the income approach and 40.0% toward the market approach, to arrive at an overall fair value. At October 1, 2019, the fair value of our reporting units substantially exceeded their carrying value. At December 31, 2019, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2019.

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

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, operating expenses, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $1,083.3 million.

The Company has determined that each of its properties is a reporting unit for goodwill impairment testing, since discrete financial information is available at the property level.

Accounting for Leases

The determination of lease liabilities requires us to estimate the present value of our future lease commitments over their reasonably assured remaining lease term using a weighted average incremental borrowing rate commensurate with the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to our future lease payments in a similar economic environment. The determination of the interest rate could materially impact our lease liabilities.

We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured. Generally, “reasonably assured” relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The determination of the expected term could also materially impact our lease liabilities.

The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of the lease right-of-use asset and related long-lived assets.

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

In the computation of workers' compensation claims, we exclude any claim which has reached our stop loss limitation; and therefore, we do not include any allowance for expected recoverable from excess or reinsurance. We are, however, contingently liable in the event such reinsurer cannot meet its obligations. Although we place this risk with insurers rated better than A with AM Best, a national insurance company rating agency, there can be no assurance that such reinsurer will be able to meet their obligations in the future. At December 31, 2019, unpaid case reserves on claims in excess of $0.5 million, which we have subrogated to the reinsurer, totaled less than $6.7 million.

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

Our balance for uncertain tax benefits as of  December 31, 2019 was $2.5 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$0.3	$0.2	$0.1	$—	$—	$2,507.7	$2,508.3	$2,654.2
Average interest rate	5.7%	5.7%	5.7%	5.7%	5.7%	5.3%	5.7%
Variable-rate	$26.7	$509.3	$12.6	$757.1	$—	$—	$1,305.7	$1,308.8
Average interest rate	3.8%	3.8%	3.9%	3.9%	—%	—%	3.8%

As of December 31, 2019, our long-term variable-rate borrowings represented approximately 34.2% of total long-term debt. Based on December 31, 2019 debt levels, a 100-basis-point change in interest rate would cause our annual interest costs to change by approximately $13.1 million.

The following table provides other information about our long-term debt:

	December 31, 2019
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Bank credit facility	$1,305.7	$1,290.7	$1,308.8
6.375% senior notes due 2026	750.0	741.7	806.3
6.000% senior notes due 2026	700.0	690.8	750.8
4.750% senior notes due 2027	1,000.0	984.4	1,038.8
Other	58.3	58.3	58.3
Total long-term debt	$3,814.0	$3,765.9	$3,963.0

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2019. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2019 are filed as part of this Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived Intangibles—Refer to Notes 1, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Similarly, its gaming license rights and trademarks are also required to be tested for impairment by comparing the fair value of each license or trademark to its carrying value. As of December 31, 2019, the carrying value of goodwill is $1,083.3 million, gaming license rights is $1,162.8 million, and trademarks is $202.4 million.

The determination of these fair values requires management to make significant estimates and assumptions related to various items, such as selection of reasonably similar (“guideline”) companies and valuation multiples derived from the operating data of the selected companies used to estimate the fair value of a reporting unit (goodwill), as well as projections of future total revenues (goodwill and trademarks), gaming revenues (gaming license rights) and discount rates (goodwill, gaming license rights, and trademarks) to estimate the net present value of future revenues. Changes in these assumptions could have a significant impact on the concluded fair value. For certain of the Company’s reporting units, gaming license rights, and trademarks, a significant change in fair value could cause a significant impairment.

Auditing these fair values involved a high degree of subjectivity as it relates to evaluating whether management’s estimates and assumptions used to derive the fair value were reasonable.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding selection of guideline companies and valuation multiples, as well as projections of future revenues, and selection of the discount rate included the following:

•  We tested the effectiveness of management’s controls related to selection of guideline companies and valuation multiples, as well as projected revenues (total and gaming revenues), and the selection of discount rates.

•  We evaluated management’s ability to accurately project future revenues by comparing actual revenue results to management’s historical projections.

•  We evaluated the reasonableness of management’s projections of future revenues by:

    –   Comparing management’s projections with:

    –  Historical revenues

    –  Internal communications to management and the Board of Directors

    –  Projected information included in Company press releases, as well as analyst and industry reports of the Company and selected companies in its peer group

    –  Considering the impact of changes in the regulatory environment on management’s projections

    –  Assessing the reasonableness of the projected revenue mix based on the historical total revenue mix and the Company’s strategic plans

    –  Considering actual results for the period from October 1 to December 31, 2019 as compared to management’s projection for that same period, as well as any changes in management’s projection that may have occurred subsequent to October 1, 2019.

•  With the assistance of our fair value specialists, we evaluated the selection of guideline companies and valuation multiples, as well as reasonableness of the discount rate by:

    –  Testing the source information underlying the determination of the valuation multiples and discount rate including the mathematical accuracy of these calculations

    –  Assessing the comparability of the guideline companies using the industry classification system

    –  Assessing the selection of valuation multiples through comparison of historical and projected growth and profitability

    –  Independently estimating the weighted average cost of capital (a component of the discount rate)

    –  Assessing the basis and rationale for each discount rate input

    –  Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 27, 2020

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$249,977	$249,417
Restricted cash	20,471	23,785
Accounts receivable, net	54,864	54,667
Inventories	22,101	20,590
Prepaid expenses and other current assets	46,481	45,815
Income taxes receivable	5,600	5,477
Total current assets	399,494	399,751
Property and equipment, net	2,672,553	2,716,064
Operating lease right-of-use assets	936,170	—
Other assets, net	91,750	106,277
Intangible assets, net	1,466,891	1,466,670
Goodwill, net	1,083,287	1,062,102
Other long-term tax assets	—	5,475
Total assets	$6,650,145	$5,756,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$91,003	$111,172
Current maturities of long-term debt	26,994	24,181
Accrued liabilities	438,896	334,175
Income tax payable	—	173
Total current liabilities	556,893	469,701
Long-term debt, net of current maturities and debt issuance costs	3,738,937	3,955,119
Operating lease liabilities, net of current portion	840,285	—
Deferred income taxes	162,695	121,262
Other long-term tax liabilities	3,840	3,636
Other liabilities	82,253	60,880
Commitments and contingencies (Notes 2, 7 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,542,108 and 111,757,105 shares outstanding	1,115	1,118
Additional paid-in capital	883,715	892,331
Retained earnings	380,942	253,357
Accumulated other comprehensive loss	(530)	(1,065)
Total stockholders' equity	1,265,242	1,145,741
Total liabilities and stockholders' equity	$6,650,145	$5,756,339

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Revenues
Gaming	$2,483,293	$1,925,424	$1,740,268
Food & beverage	447,853	367,888	346,379
Room	237,187	199,500	186,795
Other	157,786	133,918	127,377
Total revenues	3,326,119	2,626,730	2,400,819
Operating costs and expenses
Gaming	1,116,448	845,486	759,612
Food & beverage	412,949	347,624	335,506
Room	110,680	90,915	85,188
Other	96,140	87,354	83,615
Selling, general and administrative	459,583	369,313	362,037
Master lease rent expense	97,723	20,682	—
Maintenance and utilities	154,673	127,027	109,462
Depreciation and amortization	276,569	229,979	217,522
Corporate expense	105,139	104,201	88,148
Project development, preopening and writedowns	21,728	45,698	14,454
Impairment of assets	—	993	(426)
Other operating items, net	1,919	2,174	1,900
Total operating costs and expenses	2,853,551	2,271,446	2,057,018
Operating income	472,568	355,284	343,801
Other expense (income)
Interest income	(1,858)	(3,721)	(1,818)
Interest expense, net of amounts capitalized	237,465	204,188	173,108
Loss on early extinguishments and modifications of debt	34,949	61	1,582
Other, net	(114)	(276)	(184)
Total other expense, net	270,442	200,252	172,688
Income before income taxes	202,126	155,032	171,113
Income tax provision	(44,490)	(40,331)	(3,115)
Income from continuing operations, net of tax	157,636	114,701	167,998
Income from discontinued operations, net of tax	—	347	21,392
Net income	$157,636	$115,048	$189,390

Basic net income per common share
Continuing operations	$1.39	$1.01	$1.46
Discontinued operations	—	—	0.19
Basic net income per common share	$1.39	$1.01	$1.65
Weighted average basic shares outstanding	113,474	114,401	114,957

Diluted net income per common share
Continuing operations	$1.38	$1.00	$1.45
Discontinued operations	—	—	0.19
Diluted net income per common share	$1.38	$1.00	$1.64
Weighted average diluted shares outstanding	113,947	115,071	115,628

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$157,636	$115,048	$189,390
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	535	(1,195)	433
Comprehensive income	$158,171	$113,853	$189,823

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income (Loss),	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Net	Interest	Total
Balances, January 1, 2017	112,896,377	$1,129	$953,440	$(23,824)	$(615)	$50	$930,180
Cumulative effect of change in accounting principle, adoption of Update 2016-09	—	—	—	15,777	—	—	15,777
Net income	—	—	—	189,390	—	—	189,390
Comprehensive income, net of tax	—	—	—	—	433	—	433
Stock options exercised	241,964	2	2,082	—	—	—	2,084
Release of restricted stock units, net of tax	520,854	5	(8,009)	—	—	—	(8,004)
Release of performance stock units, net of tax	173,653	2	(1,793)	—	—	—	(1,791)
Shares repurchased and retired	(1,198,430)	(12)	(31,915)	—	—	—	(31,927)
Dividends declared ($0.15 per share)	—	—	—	(16,918)	—	—	(16,918)
Share-based compensation costs	—	—	17,413	—	—	—	17,413
Other	—	—	640	—	—	(50)	590
Balances, December 31, 2017	112,634,418	1,126	931,858	164,425	(182)	—	1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—	—
Net income	—	—	—	115,048	—	—	115,048
Comprehensive loss, net of tax	—	—	—	—	(1,195)	—	(1,195)
Stock options exercised	338,426	3	3,539	—	—	—	3,542
Release of restricted stock units, net of tax	300,177	3	(3,619)	—	—	—	(3,616)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	—	(5,270)
Shares repurchased and retired	(1,853,453)	(18)	(59,552)	—	—	—	(59,570)
Dividends declared ($0.23 per share)	—	—	—	(25,804)	—	—	(25,804)
Share-based compensation costs	—	—	25,379	—	—	—	25,379
Balances, December 31, 2018	111,757,105	1,118	892,331	253,357	(1,065)	—	1,145,741
Net income	—	—	—	157,636	—	—	157,636
Comprehensive loss, net of tax	—	—	—	—	535	—	535
Stock options exercised	242,357	2	2,375	—	—	—	2,377
Release of restricted stock units, net of tax	358,361	4	(4,391)	—	—	—	(4,387)
Release of performance stock units, net of tax	270,960	3	(3,769)	—	—	—	(3,766)
Shares repurchased and retired	(1,086,675)	(12)	(28,033)	—	—	—	(28,045)
Dividends declared ($0.27 per share)	—	—	—	(30,051)	—	—	(30,051)
Share-based compensation costs	—	—	25,202	—	—	—	25,202
Balances, December 31, 2019	111,542,108	$1,115	$883,715	$380,942	$(530)	$—	$1,265,242

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$157,636	$115,048	$189,390
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(347)	(21,392)
Depreciation and amortization	276,569	229,979	217,522
Amortization of debt financing costs and discounts on debt	9,227	9,158	9,845
Non-cash operating lease expense	31,524	—	—
Share-based compensation expense	25,202	25,379	17,413
Deferred income taxes	41,433	34,470	5,203
Non-cash impairment of assets	—	993	—
Gain on sale of assets	—	—	(1,027)
Loss on early extinguishments and modifications of debt	34,949	61	1,582
Other operating activities	2,645	887	(2,033)
Changes in operating assets and liabilities:
Accounts receivable, net	(315)	(772)	(9,937)
Inventories	(2,032)	1,699	565
Prepaid expenses and other current assets	(1,423)	4,224	4,957
Income taxes (receivable) payable, net	(296)	(140)	1,089
Other long-term tax assets, net	5,475	(292)	(5,183)
Other assets, net	(4,508)	(4,094)	2,318
Accounts payable and accrued liabilities	(1,052)	18,494	13,216
Operating lease liabilities	(31,524)	—	—
Other long-term tax liabilities	204	189	140
Other liabilities	5,278	(409)	(1,117)
Net cash provided by operating activities	548,992	434,527	422,551
Cash Flows from Investing Activities
Capital expenditures	(207,637)	(161,544)	(190,464)
Cash paid for acquisitions, net of cash received	(5,535)	(934,073)	(1,153)
Advances pursuant to development agreement	—	—	(35,108)
Other investing activities	(18,259)	(39,710)	706
Net cash used in investing activities	(231,431)	(1,135,327)	(226,019)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows from Financing Activities
Borrowings under bank credit facility	1,666,329	1,114,600	958,000
Payments under bank credit facility	(2,132,024)	(964,322)	(1,119,485)
Proceeds from issuance of senior notes	1,000,000	700,000	—
Retirement of senior notes	(750,000)	—	—
Premium and consent fees	(25,785)	—	—
Debt financing costs, net	(15,500)	(14,215)	(3,430)
Share-based compensation activities, net	(5,776)	(5,344)	(7,711)
Shares repurchased and retired	(28,045)	(59,570)	(31,927)
Dividends paid	(28,949)	(24,730)	(11,286)
Other financing activities	(565)	(178)	503
Net cash provided by (used in) financing activities	(320,315)	746,241	(215,336)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	(514)
Cash flows from investing activities	—	482	36,247
Cash flows from financing activities	—	—	—
Net cash provided by discontinued operations	—	482	35,733
Change in cash, cash equivalents and restricted cash	(2,754)	45,923	16,929
Cash, cash equivalents and restricted cash, beginning of period	273,202	227,279	210,350
Cash, cash equivalents and restricted cash, end of period	$270,448	$273,202	$227,279
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$231,734	$179,154	$174,090
Cash paid for income taxes	(2,120)	5,657	5,189
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$1,897	$4,930	$9,297

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company", the "Registrant", "Boyd Gaming", "Boyd", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2019, we are a geographically diversified operator of 29 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. For financial reporting purposes, we aggregate our properties in order to present the following three reportable segments:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Our Midwest & South segment includes the results of Valley Forge Convention Center, L.P. ("Valley Forge"), which was acquired in September 2018, Ameristar Casino Kansas City, LLC ("Ameristar Kansas City"), Ameristar Casino St. Charles, LLC ("Ameristar St. Charles"), Belterra Resort Indiana LLC ("Belterra Resort"), PNK (Ohio), LLC ("Belterra Park"), which were acquired in October 2018, and Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner") which was acquired in June 2018, from the date of their respective acquisitions (see Note 2, Acquisitions and Divestitures).

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

Discontinued Operations

On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in the parent company of Borgata in Atlantic City, New Jersey, to MGM Resorts International ("MGM") pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016 by and among Boyd, Boyd Atlantic City, Inc., a wholly owned subsidiary of Boyd, and MGM. (See Note 2, Acquisitions and Divestitures.) We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in these consolidated financial statements.

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the consolidated balance sheets to the total balance shown in the consolidated statements of cash flows.

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2019	2018	2017	2016
Cash and cash equivalents	$249,977	$249,417	$203,104	$193,862
Restricted cash	20,471	23,785	24,175	16,488
Total cash, cash equivalents and restricted cash	$270,448	$273,202	$227,279	$210,350

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning balance, January 1,	$3,607	$2,072	$1,971
Additions due to Acquisitions	—	1,425	—
Additions	929	180	478
Deductions	(62)	(70)	(377)
Ending balance, December 31,	$4,474	$3,607	$2,072

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was no interest capitalized for the years ended  December 31, 2019, 2018 and 2017.

Investment in Available for Sale Securities

We have an investment in $19.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2019 and 2018 was $16.2 million and $15.8 million, respectively. At  December 31, 2019 and 2018, $0.6 million and $0.5 million is included in prepaid expenses and other current assets, respectively, and $15.6 million and $15.3 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2020	$550
2021	590
2022	635
2023	680
2024	730
Thereafter	16,350
Total	$19,535

Intangible Assets

Intangible assets include customer relationships, host agreements, development agreements, gaming license rights and trademarks.

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning balance, January 1,	$37,501	$33,995	$31,022
Additions
Charged to costs and expenses	121,075	90,299	84,209
Due to acquisitions	—	3,279	—
Payments made	(114,972)	(90,072)	(81,236)
Ending balance, December 31,	$43,604	$37,501	$33,995

Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2019, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

Noncontrolling Interest

Noncontrolling interest represented the ownership interest in one of our subsidiaries that was held by a third party. During 2017, the joint venture in which we held an 80% interest was dissolved, thus eliminating the noncontrolling interest.

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

Operating leases are included in operating lease right-of-use assets, accrued liabilities and operating lease liabilities on our consolidated balance sheets.

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Food & beverage	$215,989	$182,960	$171,904
Rooms	96,296	81,671	76,565
Other	14,908	11,939	10,900

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $546.7 million, $367.5 million and $324.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $44.7 million, $33.7 million and $29.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The Company did not issue any stock option grants in 2019, 2018 and 2017.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

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

Recently Adopted Accounting Pronouncements

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("Update 2019-04") and ASU 2019-05, Financial Instruments - Credit Losses ("Update 2019-05")

In April and May 2019, the FASB issued Update 2019-04 and Update 2019-05, respectively, to provide clarification and corrections to ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("Update 2016-13"). Update 2019-04 and Update 2019-05, along with Update 2016-13, are effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted Update 2019-04, Update 2019-05 and Update 2016-13 during 2019 and the impact of the new standards to its consolidated financial statements was not material.

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

The Company adopted the Lease Standard effective January 1, 2019, using the modified retrospective approach, which allows the initial application of the new guidance as of the adoption date without adjusting comparative periods presented. We elected the package of practical expedients for leases that commenced prior to the adoption date whereby we elected to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also made an accounting policy election that leases with an initial term of 12 months or less are not recognized on our consolidated balance sheet. Adoption of the Lease Standard resulted in the recognition of $935.1 million of ROU assets and $921.8 million of lease liabilities on our consolidated balance sheet as of the date of adoption, primarily related to land, buildings and office space. The difference of $13.3 million represented the reclassification of the remaining balance of favorable lease rates intangible assets and deferred rent for leases that existed as of the date of adoption, which were additions to the opening balance of right-of-use assets. The adoption of the Lease Standard did not have a material impact on our consolidated statements of income, stockholders’ equity and cash flows.

See Note 10, Leases, for further information regarding our leases.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

NOTE 2.    ACQUISITIONS AND DIVESTITURES

Ameristar Casino Hotel Kansas City; Ameristar Casino Resort Spa St. Charles; Belterra Casino Resort; Belterra Park

On October 15, 2018, we completed the acquisition of Ameristar Kansas City, the owner and operator of Ameristar Casino Hotel Kansas City; Ameristar St. Charles, the owner and operator of Ameristar Casino Resort Spa St. Charles; Belterra Resort, the owner and operator of Belterra Casino Resort located in Florence, Indiana; and Belterra Park, the owner and operator of Belterra Park, located in Cincinnati, Ohio (collectively, the "Pinnacle Properties"), pursuant to a Membership Interest Purchase Agreement (as amended, the "Pinnacle Purchase Agreement"), dated as of December 17, 2017, as amended as of January 29, 2018 ("Amendment No. 1") and October 15, 2018 ("Amendment No. 2"), in each case by and among Boyd Gaming, Boyd TCIV, LLC, a wholly owned subsidiary of Boyd Gaming ("Boyd TCIV"), Penn National Gaming, Inc. ("Penn"), and, solely following the execution and delivery of a joinder to the Pinnacle Purchase Agreement, Pinnacle Entertainment, Inc. ("Pinnacle Entertainment") and its wholly owned subsidiary, Pinnacle MLS, LLC (collectively with Pinnacle Entertainment, "Pinnacle").

Pursuant to the Pinnacle Purchase Agreement, Boyd Gaming acquired from Pinnacle all of the issued and outstanding membership interests of the Pinnacle Properties as well as certain other assets (and assumed certain other liabilities) of Pinnacle related to the Pinnacle Properties (collectively, the "Pinnacle Acquisition"). Each of the Pinnacle Properties is now a wholly owned subsidiary of Boyd Gaming. The Pinnacle Properties are aggregated into our Midwest & South segment (See Note 14, Segment Information). The net purchase price was $576.1 million.

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

Consideration Transferred

The total gross cash consideration paid to acquire the Pinnacle Properties was $615.1 million.

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per FASB Accounting Standards Codification Topic 805 ("ASC 805") guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents the Pinnacle Properties opening balance sheet on October 15, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018. During the measurement period, which ended on September 30, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $0.4 million decrease in current assets, a $36.7 million decrease in property and equipment, a $39.0 million increase in intangible assets and a $0.2 million decrease in current liabilities, with a corresponding increase of $5.8 million to goodwill. The tax impact related to the measurement period adjustments was considered immaterial to our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

	Preliminary Allocation
(In thousands)	as of December 31, 2018	Adjustments	Final Purchase Price Allocation
Current assets	$64,604	$(443)	$64,161
Property and equipment	167,000	(36,694)	130,306
Other assets	(28)	—	(28)
Intangible assets	415,400	39,000	454,400
Total acquired assets	646,976	1,863	648,839

Current liabilities	54,585	(151)	54,434
Other liabilities	57,832	—	57,832
Total liabilities assumed	112,417	(151)	112,266
Net identifiable assets acquired	534,559	2,014	536,573
Goodwill	72,740	5,820	78,560
Net assets acquired	$607,299	$7,834	$615,133

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Land		$4,395
Buildings and improvements	15 - 40	56,054
Furniture and equipment	2 - 10	69,857
Property and equipment acquired		$130,306

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives (in years)	As Recorded
Customer relationship	4	$42,600
Trademark	Indefinite	42,300
Gaming license right	Indefinite	369,500
Total intangible assets acquired		$454,400

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company recognized $2.4 million, $14.5 million and $2.0 million of acquisition related costs that were expensed for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are included in the Project development, preopening and writedowns line in the consolidated statements of operations.

Condensed Consolidated Statement of Operations for the year ended December 31, 2019 and the period from October 15, 2018 through December 31, 2018

The following supplemental information presents the financial results of the Pinnacle Properties included in the Company's consolidated statement of operations for the year ended December 31, 2019 and the period from October 15, 2018 through December 31, 2018:

	Year Ended	October 15 to
(In thousands)	December 31, 2019	December 31, 2018
Total revenues	$671,900	$138,189
Net income	$59,740	$1,641

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Valley Forge Convention Center Partners

On September 17, 2018, we completed the acquisition of Valley Forge, the owner and operator of Valley Forge Casino Resort, pursuant to an Agreement and Plan of Merger (as amended, the "Valley Forge Merger Agreement"), dated as of December 20, 2017, as amended as of September 17, 2018, in each case by and among Boyd, Boyd TCV, LP, a Pennsylvania limited partnership and a wholly owned subsidiary of Boyd ("Boyd TCV"), Valley Forge, and VFCCP SR LLC, a Pennsylvania limited liability company, solely in its capacity as the representative of Valley Forge’s limited partners.

Pursuant to the Valley Forge Merger Agreement, Boyd TCV merged with and into Valley Forge (the "Valley Forge Merger"), with Valley Forge surviving the merger. Valley Forge is now a wholly owned subsidiary of Boyd. Valley Forge is a modern casino and hotel in King of Prussia, Pennsylvania that offers premium accommodations, gaming, dining, entertainment and retail services, and is aggregated into our Midwest & South segment (See Note 14, Segment Information). The net purchase price was $264.3 million.

Consideration Transferred

The total gross cash consideration paid to acquire Valley Forge was $289.1 million.

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Valley Forge's opening balance sheet on September 17, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018. During the measurement period, which concluded on September 1, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $0.6 million decrease in current assets, a $0.6 million increase in property and equipment, a $2.4 million increase in other assets, a $12.0 million decrease in intangible assets and a $9.2 increase in other liabilities, with a corresponding increase of $16.5 million to goodwill. The measurement period adjustments and the related tax impact were immaterial to our consolidated financial statements.

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

	Preliminary Allocation
(In thousands)	as of December 31, 2018	Adjustments	Final Purchase Price Allocation
Current assets	$29,909	$(629)	$29,280
Property and equipment	56,500	618	57,118
Other assets	483	2,389	2,872
Intangible assets	148,600	(12,000)	136,600
Total acquired assets	235,492	(9,622)	225,870

Current liabilities	12,968	—	12,968
Other liabilities	606	9,197	9,803
Total liabilities assumed	13,574	9,197	22,771
Net identifiable assets acquired	221,918	(18,819)	203,099
Goodwill	69,446	16,520	85,966
Net assets acquired	$291,364	$(2,299)	$289,065

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

The Company recognized $0.6 million, $3.6 million and $0.4 million of acquisition related costs that were expensed for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are included in the Project development, preopening and writedowns line in the consolidated statements of operations.

Condensed Consolidated Statement of Operations for the year ended December 31, 2019 and the period from September 17, 2018 through December 31, 2018

The following supplemental information presents the financial results of Valley Forge included in the Company's consolidated statement of operations for the year ended December 31, 2019 and the period from September 17, 2018 through December 31, 2018:

		Period from
	Year Ended	September 17 to
(In thousands)	December 31, 2019	December 31, 2018
Total revenues	$168,610	$43,499
Net income	$31,286	$4,450

Lattner Entertainment Group Illinois

On June 1, 2018, we completed the acquisition of Lattner, a distributed gaming operator headquartered in Ottawa, Illinois, pursuant to an Agreement and Plan of Merger (the "Lattner Merger Agreement") dated as of May 1, 2018, by and among Boyd, Boyd TCVI Acquisition, LLC, a wholly owned subsidiary of Boyd ("Boyd TCVI"), Lattner, and Lattner Capital, LLC, solely in its capacity as the representative of the equity holders of Lattner.

Pursuant to the Lattner Merger Agreement, Boyd TCVI merged with and into Lattner (the "Lattner Merger"), with Lattner surviving the Lattner Merger and becoming a wholly owned subsidiary of Boyd. Lattner currently operates approximately 1,000 gaming units in approximately 220 locations across the state of Illinois and is aggregated into our Midwest & South segment (See Note 14, Segment Information). The net purchase price was $100.0 million.

Consideration Transferred

The total gross cash consideration paid to acquire Lattner was $110.5 million.

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting per ASC 805 guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill. The purchase price allocation below represents Lattner's opening balance sheet on June 1, 2018, which was reported in our Form 10-K for the annual period ended December 31, 2018. During the measurement period, which concluded on March 31, 2019, opening balance sheet adjustments were made to finalize the preliminary fair value estimates, resulting in a $0.2 million increase in property and equipment, a $1.0 million increase in other assets, with a corresponding decrease of $1.2 million to goodwill. The measurement period adjustments and the related tax impact were immaterial to our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

	Preliminary Allocation
(In thousands)	as of December 31, 2018	Adjustments	Final Purchase Price Allocation
Current assets	$10,638	$—	$10,638
Property and equipment	9,307	189	9,496
Other assets	1,963	970	2,933
Intangible and other assets	58,000	—	58,000
Total acquired assets	79,908	1,159	81,067

Current liabilities	1,062	—	1,062
Total liabilities assumed	1,062	—	1,062
Net identifiable assets acquired	78,846	1,159	80,005
Goodwill	31,692	(1,163)	30,529
Net assets acquired	$110,538	$(4)	$110,534

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Buildings and improvements	10 - 45	$66
Furniture and equipment	3 - 7	9,430
Property and equipment acquired		$9,496

The following table summarizes the acquired intangible asset and weighted average useful lives of the definite-lived intangible asset.

(In thousands)	Useful Lives (in years)	As Recorded
Host agreements	15	$58,000
Total intangible assets acquired		$58,000

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company recognized $0.4 million and $0.7 million of acquisition related costs that were expensed for the year ended December 31, 2019 and 2018. There were no acquisition related costs for the year ended December 31, 2017. These costs are included in the Project development, preopening and writedowns line in the consolidated statements of operations.

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Lattner acquisition for the period subsequent to its acquisition as such amounts are not material for the year ended December 31, 2019 and the period from June 1, 2018 through December 31, 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

Divestiture of Borgata

On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in the parent company of Borgata in Atlantic City, New Jersey, to MGM Resorts, pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016, by and among Boyd, Boyd Atlantic City, Inc., a wholly-owned subsidiary of Boyd, and MGM. On February 15, 2017, Borgata announced that it had entered into a settlement agreement under which it would receive payments totaling $72 million to resolve the property tax issues. Borgata received full payment, and we received our share of the proceeds, in June 2017. For the year ended December 31, 2017, we recognized $36.2 million in income for the cash we received for our share of property tax benefits realized by Borgata after the closing of the sale. These proceeds, net of tax of $14.8 million for the year ended December 31, 2017, are included in discontinued operations in the consolidated financial statements. During the year ended December 31, 2018, we recognized $0.3 million in income, net of tax, for the cash received for our share of miscellaneous recoveries realized by Borgata during that period, which are included in discontinued operations in the consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2019	2018
Land	$324,501	$316,590
Buildings and improvements	3,090,974	3,084,337
Furniture and equipment	1,596,395	1,480,917
Riverboats and barges	241,036	240,507
Construction in progress	56,069	66,752
Total property and equipment	5,308,975	5,189,103
Less accumulated depreciation	2,636,422	2,473,039
Property and equipment, net	$2,672,553	$2,716,064

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $247.0 million, $212.1 million and $199.3 million, respectively.

NOTE 4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2019
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.5	$68,100	$(39,598)	$—	$28,502
Host agreements	13.4	58,000	(6,122)	—	51,878
Development agreement	—	21,373	—	—	21,373
		147,473	(45,720)	—	101,753

Indefinite lived intangible assets
Trademarks	Indefinite	206,687	—	(4,300)	202,387
Gaming license rights	Indefinite	1,376,685	(33,960)	(179,974)	1,162,751
		1,583,372	(33,960)	(184,274)	1,365,138
Balances, December 31, 2019		$1,730,845	$(79,680)	$(184,274)	$1,466,891

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

	December 31, 2018
	Weighted	Gross		Cumulative
	Average Life	Carrying	Cumulative	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	7.3	$65,400	$(15,113)	$—	$50,287
Host agreements	14.4	58,000	(2,256)	—	55,744
Favorable lease rates	37.0	11,730	(3,302)	—	8,428
Development agreement	—	21,373	—	—	21,373
		156,503	(20,671)	—	135,832

Indefinite lived intangible assets
Trademarks	Indefinite	207,387	—	(4,300)	203,087
Gaming license rights	Indefinite	1,341,685	(33,960)	(179,974)	1,127,751
		1,549,072	(33,960)	(184,274)	1,330,838
Balances, December 31, 2018		$1,705,575	$(54,631)	$(184,274)	$1,466,670

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

Favorable Lease Rates

Favorable lease rates represent the rental rates for assumed land leases that are favorable to comparable market rates. The fair value is determined on a technique whereby the difference between the lease rate and the then current market rate for the remaining contractual term is discounted to present value. The assumptions underlying this computation include the actual lease rates, the expected remaining lease term, including renewal options, based on the existing lease; current rates of rent for leases on comparable properties with similar terms obtained from market data and analysis; and an assumed discount rate. The estimates underlying the result covered a term of 41 to 52 years. This asset was reclassified and added to the operating lease right-of-use asset upon the adoption of the Lease Standard effective January 1, 2019.

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

Activity for the Years Ended December 31, 2019, 2018 and 2017

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Favorable Lease Rates	Development Agreements	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2017	$19,462	$—	$32,331	$21,373	$149,387	$659,401	$881,954
Additions	—	—	—	—	—	—	—
Purchase price adjustments	920	—	—	—	(1,800)	—	(880)
Impairments	—	—	—	—	—	—	—
Amortization	(14,452)	—	(228)	—	—	—	(14,680)
Other (1)	—	—	(23,448)	—	—	—	(23,448)
Balance, December 31, 2017	5,930	—	8,655	21,373	147,587	659,401	842,946
Additions	56,000	58,000	—	—	55,500	468,350	637,850
Impairments	—	—	—	—	—	—	—
Amortization	(11,643)	(2,256)	(227)	—	—	—	(14,126)
Balance, December 31, 2018	50,287	55,744	8,428	21,373	203,087	1,127,751	1,466,670
Additions	—	—	—	—	—	—	—
Purchase price adjustments	2,700	—	—	—	(700)	35,000	37,000
Impairments	—	—	—	—	—	—	—
Amortization	(24,485)	(3,866)	—	—	—	—	(28,351)
Other (2)	—	—	(8,428)	—	—	—	(8,428)
Balance, December 31, 2019	$28,502	$51,878	$—	$21,373	$202,387	$1,162,751	$1,466,891

(1) In March 2017, The Orleans Hotel and Casino exercised an option in its lease agreement to terminate the existing lease and purchase the land subject to the lease therefore combining the remaining unamortized favorable lease rate asset into the cost of the land asset.

(2) The remaining balance of the favorable lease rates intangible asset was reclassified and added to the operating lease right-of-use asset upon the adoption of the Lease Standard effective January 1, 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Future Amortization

Customer relationships are being amortized on an accelerated basis over a weighted average original life of five years. Host agreements are being amortized on a straight-line basis over an original life of 15 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Host Agreements	Total
For the year ending December 31,
2020	$15,465	$3,867	$19,332
2021	8,737	3,867	12,604
2022	3,322	3,867	7,189
2023	939	3,867	4,806
2024	39	3,867	3,906
Thereafter	—	32,543	32,543
Total future amortization	$28,502	$51,878	$80,380

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations

No impairment charges resulted from our quarterly reviews or annual tests of intangible assets for impairment in 2019, 2018 and 2017.

NOTE 5.     GOODWILL

Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$593,567	$—	$(165,479)	$428,088
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(12,462)	654,336
Balance, December 31, 2019	$1,267,362	$(6,134)	$(177,941)	$1,083,287

Changes in Goodwill

During the year ended December 31, 2019, we recorded $21.2 million of goodwill in our Midwest & South segment related to the Acquired Companies as the acquisition accounting was finalized in 2019 (see Note 2, Acquisitions and Divestitures). During the year ended  December 31, 2018, we recorded $173.9 million of goodwill in our Midwest & South segment related to the Acquired Companies. During the year ended December 31, 2017, we recorded $61.7 million of goodwill in our Las Vegas Locals segment related to our acquisitions of Aliante in September 2016 and Cannery and Eastside Cannery in December 2016 as the acquisition accounting was finalized in 2017.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2019, 2018 and 2017 .

(In thousands)	Goodwill, Net
Balance, January 1, 2017	$826,476
Additions	—
Impairments	—
Final purchase price adjustments	61,748
Balance, December 31, 2017	888,224
Additions	173,878
Impairments	—
Balance, December 31, 2018	1,062,102
Additions	—
Impairments	—
Final purchase price adjustments	21,185
Balance, December 31, 2019	$1,083,287

NOTE 6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Payroll and related expenses	$99,602	$85,532
Interest	32,239	35,734
Gaming liabilities	64,465	59,823
Player loyalty program liabilities	32,983	25,251
Advance deposits	22,854	21,687
Outstanding chip liabilities	7,394	7,449
Dividend payable	7,808	6,705
Operating lease liabilities	87,686	—
Other accrued liabilities	83,865	91,994
Total accrued liabilities	$438,896	$334,175

NOTE 7.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs consists of the following:

	December 31, 2019
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.753%	$1,305,634	$(671)	$(14,255)	$1,290,708
6.375% senior notes due 2026	6.375%	750,000	—	(8,271)	741,729
6.000% senior notes due 2026	6.000%	700,000	—	(9,244)	690,756
4.750% senior notes due 2027	4.750%	1,000,000	—	(15,584)	984,416
Other	11.138%	58,322	—	—	58,322
Total long-term debt		3,813,956	(671)	(47,354)	3,765,931
Less current maturities		26,994	—	—	26,994
Long-term debt, net		$3,786,962	$(671)	$(47,354)	$3,738,937

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

	December 31, 2018
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2018	Principal	Discount	Costs	Debt, Net
Bank credit facility	4.651%	$1,771,330	$(1,286)	$(21,515)	$1,748,529
6.875% senior notes due 2023	6.875%	750,000	—	(7,701)	742,299
6.375% senior notes due 2026	6.375%	750,000	—	(9,594)	740,406
6.000% senior notes due 2026	6.000%	700,000	—	(10,639)	689,361
Other	11.010%	58,705	—	—	58,705
Total long-term debt		4,030,035	(1,286)	(49,449)	3,979,300
Less current maturities		24,181	—	—	24,181
Long-term debt, net		$4,005,854	$(1,286)	$(49,449)	$3,955,119

Bank Credit Facility

Credit Agreement

On August 2, 2018, we entered into a Joinder Agreement (the "Joinder Agreement") to Amendment No. 2 and Refinancing Amendment (the "Credit Agreement"), among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.

The Joinder Agreement modified the Credit Agreement solely to join additional financial institutions as lenders and to provide for (i) increased commitments under the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) by an amount equal to $170.5 million resulting in total availability under the Revolving Credit Facility of an amount equal to $945.5 million and (ii) commitments from lenders to make additional Term A Loans (as defined in the Credit Agreement) in an amount equal to $49.5 million resulting in aggregate outstanding Term A Loans under the Credit Agreement in an amount equal to approximately $234.3 million.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$235,000	$320,000
Term A Loan	234,300	248,351
Refinancing Term B Loans	795,034	1,152,679
Swing Loan	41,300	50,300
Total outstanding principal amounts under the bank credit facility	$1,305,634	$1,771,330

The Refinancing Term B Loans mature on  September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events). The Revolving Credit Facility and the Term A Loan mature on  September 15, 2021 (or earlier upon occurrence or non-occurrence of certain events).

At  December 31, 2019 approximately $1.3 billion was outstanding under the bank credit facility. A total revolving credit commitment of $945.5 million is available to us under the bank credit facility. Of this total $235.0 million was borrowed on the Revolving Credit Facility, $41.3 million was borrowed on the Swing Loan and $12.6 million allocated to support various letters of credit, leaving the remaining contractual availability to us at  December 31, 2019, of $656.6 million.

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

Senior Notes

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 (the "4.750% Notes"). The 4.750% Notes require semi-annual interest payments on June 1 and December 1 of each year, commencing on June 1, 2020. The 4.750% Notes will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Notes were used to finance the redemption of all of our outstanding 6.875% senior notes due in 2023 and prepay a portion of our Refinancing Term B Loan.

In conjunction with the issuance of the 4.750% Notes, we incurred approximately  $15.7 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Notes using the effective interest method.

The 4.750% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 4.750% Notes, the "4.750% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 4.750% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 4.750% Notes at a price equal to 101% of the principal amount of the 4.750% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 4.750% Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 4.750% Notes.

At any time prior to December 1, 2022, we may redeem the 4.750% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. After December 1, 2022, we may redeem all or a portion of the 4.750% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 102.375% in 2022 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 4.750% Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") to permit the holders to exchange or resell the 4.750% Notes. We must use commercially reasonable efforts to file a registration statement and to consummate an exchange offer within 365 days after the issuance of the 4.750% Notes, subject to certain suspension and other rights set forth in the registration rights agreement. Under certain circumstances, including our determination that we cannot complete an exchange offer, we are required to file a shelf registration statement for the resale of the 4.750% Notes and to cause such shelf registration statement to be declared effective as soon as reasonably practicable (but in no event later than the 365th day following the issuance of the 4.750% Notes) after the occurrence of such circumstances. Subject to certain suspension and other rights, in the event that the registration statement is not filed or declared effective within the time periods specified in the registration rights agreement, the exchange offer is not consummated within 365 days after the issuance of the 4.750% Notes, or the registration statement is filed and declared effective but thereafter ceases to be effective or is unusable for its intended purpose for a period in excess of 30 days without being succeeded immediately by a post-effective amendment that cures such failure, the agreement provides that additional interest will accrue on the principal amount of the 4.750% Notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum, until the default is cured. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We currently intend to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

The 6.000% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 6.000% Notes, the "6.000% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 6.000% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.000% Notes at a price equal to 101% of the principal amount of the 6.000% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 6.000% Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 6.000% Notes.

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

6.375% Senior Notes due April 2026

On March 28, 2016, we issued $750.0 million aggregate principal amount of 6.375% senior notes due April 2026 (the "6.375% Notes"). The 6.375% Notes require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2016. The 6.375% Notes will mature on  April 1, 2026 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. Net proceeds from the 6.375% Notes were used to pay down the outstanding amount under the Revolving Credit Facility and the balance was deposited in money market funds and classified as cash equivalents on the consolidated balance sheets.

In conjunction with the issuance of the 6.375% Notes, we incurred approximately $13.0 million in debt financing costs that have been deferred and are being amortized over the term of the 6.375% Notes using the effective interest method.

The 6.375% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the 6.375% Notes, together, the "6.375% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 6.375% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 6.375% Notes at a price equal to 101% of the principal amount of the 6.375% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 6.375% Indenture), if any, to, but not including, the date of purchase. If we sell assets or experience an event of loss, as defined in the 6.375% Indenture, we will be required under certain circumstances to offer to purchase the 6.375% Notes.

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

6.875% Senior Notes due May 2023

On December 3, 2019, we redeemed all of our 6.875% senior notes due May 2023 (the "6.875% Notes") at a redemption price of 103.438% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Notes. The Company used borrowings under its revolving credit facility to pay the redemption premium accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Other Notes

On October 15, 2018, Boyd completed the acquisition of the Pinnacle Properties. Concurrently with the acquisition, Boyd PropCo, acquired the real estate associated with Belterra Park in Cincinnati, Ohio (the "Belterra Park Real Property Sale") utilizing mortgage financing from a subsidiary of GLPI, pursuant to the Belterra Park Purchase Agreement, and a Novation Agreement. Pursuant to the Novation Agreement, Gold Merger Sub, the original purchaser under the Belterra Park Purchase Agreement, assigned, transferred and conveyed to Boyd PropCo and Boyd PropCo accepted Gold Merger Sub’s rights, title and interest in the Belterra Park Purchase Agreement ("Belterra Park Note").

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The total Belterra Park Note payable to Gold Merger Sub is $57.7 million. The Belterra Park Note provides for interest at a per annum for any monthly period equal to (a) the sum of (i) the building base rent, as defined in the master lease agreement, payable for such period annualized, plus (ii) the land base rent, as defined in the master lease agreement, payable for such period annualized, plus (iii) the percentage rent, as defined in the master lease agreement, payable for such period annualized divided by (b) the outstanding principal balance of this Belterra Park Note, divided by (c) the number twelve. The interest rate as of December 31, 2019 and 2018, was 11.20% and 11.11%, respectively. Interest payments are due monthly with a balloon payment for the outstanding principal due at the maturity date. The maturity date is the earlier to occur of (a) the expiration of the master lease term and (b) the termination of the master lease agreement.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
6.875% Senior Notes premium and consent fees	$25,785	$—	$—
6.875% Senior Notes deferred finance charges	6,092	—	—
Boyd Gaming Credit Facility deferred finance charges	3,072	61	1,086
Amendment No. 2 and Refinancing Amendment	—	—	496
Total loss on early extinguishments and modifications of debt	$34,949	$61	$1,582

Covenant Compliance

As of December 31, 2019, we believe that we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2019, the available borrowing capacity under our Credit Facility was  $656.6 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2020	$26,994
2021	509,437
2022	12,743
2023	757,099
2024	—
Thereafter	2,507,683
Total outstanding principal of long-term debt	$3,813,956

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

NOTE 8.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2019	2018
Deferred income tax assets
Federal net operating loss carryforwards	$95,861	$102,806
State net operating loss carryforwards	67,357	55,478
Operating lease liability	198,800	—
Share-based compensation	15,029	15,127
Other	60,540	53,434
Gross deferred income tax assets	437,587	226,845
Valuation allowance	(41,281)	(39,516)
Deferred income tax assets, net of valuation allowance	396,306	187,329

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	311,365	259,495
State tax liability	45,314	38,891
Right of use asset	194,874	—
Other	7,448	10,205
Gross deferred income tax liabilities	559,001	308,591
Deferred income tax liabilities, net	$162,695	$121,262

At December 31, 2019, we have unused federal general business tax credits of approximately $14.3 million which may be carried forward or used until expiration beginning in 2031 and alternative minimum tax credits of $5.5 million which may be used or refunded through 2021. We have a federal income tax net operating loss of approximately $456.5 million, which may be carried forward or used until expiration beginning in 2033, assuming no significant change in ownership. We also have state income tax net operating loss carryforwards of approximately $1,077.5 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2020 to 2039, if not fully utilized.

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

We have maintained a valuation allowance of $41.3 million against certain federal and state deferred tax assets as of December 31, 2019 due to uncertainties related to our ability to realize the tax benefits associated with these assets. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Provision (Benefit) for Income Taxes

A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$—	$(584)	$(10,367)
State	3,475	5,897	5,335
Total current taxes provision (benefit)	3,475	5,313	(5,032)
Deferred
Federal	44,877	29,434	6,449
State	(3,862)	5,584	1,698
Total deferred taxes provision	41,015	35,018	8,147
Provision for income taxes from continuing operations	$44,490	$40,331	$3,115

Provision for income taxes included on the consolidated statement of operations
Provision for income taxes from continuing operations	$44,490	$40,331	$3,115
Provision for income taxes from discontinued operations	—	136	14,855
Provision for income taxes from continuing operations and discontinued operations	$44,490	$40,467	$17,970

Our tax provision for the year ended December 31, 2019 was favorably impacted by benefits related to equity compensation and tax credits and unfavorably impacted by non-deductible expenses.

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

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
Federal statutory rate change on deferred tax liability	—%	—%	(35.2)%
State income taxes, net of federal benefit	(0.2)%	5.9%	2.7%
Compensation-based credits	(1.2)%	(1.9)%	(1.0)%
Nondeductible expenses	0.4%	0.7%	0.5%
Tax exempt interest	(0.2)%	(0.2)%	(0.3)%
Company provided benefits	1.6%	0.1%	0.5%
Other, net	0.4%	0.4%	(0.4)%
Effective tax rate	21.8%	26.0%	1.8%

Status of Examinations

We generated net operating losses on our federal income tax returns for years 2011 through 2013. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized.

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001, and the statute of limitations will expire over the period October 2020 through October 2023.

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

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Unrecognized tax benefit, beginning of year	$2,482	$2,482	$2,482
Additions:
Tax positions related to current year	—	—	—
Reductions:
Tax positions related to prior years	—	—	—
Unrecognized tax benefit, end of year	$2,482	$2,482	$2,482

Included in the $2.5 million balance of unrecognized tax benefits at December 31, 2019, are $2.0 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize interest related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2019, we recognized interest and penalties of approximately $0.2 million in our tax provision. We have accrued $1.1 million and $1.0 million of interest and penalties at December 31, 2019 and 2018, respectively, in our consolidated balance sheets.

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. As of December 31, 2019 and 2018, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million and $1.7 million, respectively, which is included in accrued liabilities on the consolidated balance sheets and $6.7 million, net of a $2.5 million discount, and $7.4 million, net of a $3.0 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.7 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2019 and 2018, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $13.1 million, net of a $2.3 million discount, and $13.4 million, net of a $2.5 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque expensed $3.2 million, $3.1 million and $3.1 million, in the year ended December 31, 2019, 2018 and 2017, respectively, related to its agreement. Diamond Jo Worth expensed $4.9 million, $4.9 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

In July 2012, the Company and the Tribe amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligate us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, to assist the Tribe in its development and oversight of the gaming facility construction. In the current year, as progress is being made with the development, pre-development costs were approximately $6.6 million. Upon opening, we will manage the gaming facility. The pre-development costs funded by us are reimbursable to us with future cash flows from the operations of the gaming facility under terms of a note receivable from the Tribe.

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

Master Lease Agreement

On October 15, 2018, Boyd completed the acquisition of the Pinnacle Properties. Pursuant to the Pinnacle Purchase Agreement, Boyd TCIV entered into the Master Lease pursuant to which the landlord agreed to lease to Boyd TCIV the facilities associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal. The term of this Master Lease may be extended for five separate renewal terms of five years each. The monthly lease payment consists of the following, (i) the building base rent, as defined in the Master Lease agreement, plus (ii) the land base rent, as defined in the Master Lease agreement, plus (iii) the percentage rent, as defined in the Master Lease agreement. Each and every other lease year commencing with the third lease year, the percentage rent will reset based on a calculation defined in the Master Lease agreement.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

NOTE 10.    LEASES

We have operating and finance leases primarily for three casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 59 years, some of which include options to extend the leases for up to 67 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Lease, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the year ended ended December 31, 2019 was not material.

The components of lease expense were as follows:

For the Year Ended
(In thousands)	December 31, 2019
Operating lease cost	$163,027
Short-term lease cost	481

Supplemental cash flow information related to leases was as follows:

For the Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160,333

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,204

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31, 2019
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$936,170

Current lease liabilities (included in accrued liabilities)	$87,686
Operating lease liabilities	840,285
Total operating lease liabilities	$927,971

Weighted Average Remaining Lease Term
Operating leases (in years)	18.2

Weighted Average Discount Rate
Operating leases	8.9%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
For the period ending December 31,
2020	$161,404
2021	145,491
2022	113,133
2023	112,346
2024	112,140
Thereafter	1,273,966
Total lease payments	1,918,480
Less imputed interest	(990,509)
Less current portion (included in accrued liabilities)	(87,686)
Long-term portion of operating lease liabilities	$840,285

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Minimum Rental Income
For the Year Ended December 31,
2020	$4,798
2021	2,286
2022	2,030
2023	1,903
2024	1,425
Thereafter	156
Total	$12,598

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million. We are not obligated to repurchase any shares under this program. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). There were 1.1 million shares, 1.9 million shares and 1.2 million shares repurchased during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the 2008 Plan was fully depleted and $72.5 million remained available under the 2018 Plan.

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Shares repurchased (2)	1,087	1,853	1,198
Total cost, including brokerage fees	$28,045	$59,570	$31,927
Average repurchase price per share (3)	$25.80	$32.14	$26.64

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2019, 2018 and 2017. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31, 2019, 2018 and 2017.

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

On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board under this program are:

Declaration date	Record date	Payment date	Amount per share
May 2, 2017	June 15, 2017	July 15, 2017	$0.05
September 6, 2017	September 18, 2017	October 15, 2017	0.05
December 7, 2017	December 28, 2017	January 15, 2018	0.05
March 2, 2018	March 16, 2018	April 15, 2018	0.05
June 8, 2018	June 29, 2018	July 15, 2018	0.06
September 14, 2018	September 28, 2018	October 15, 2018	0.06
December 7, 2018	December 28, 2018	January 15, 2019	0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
June 7, 2019	June 17, 2019	July 15, 2019	0.07
September 17, 2019	September 27, 2019	October 15, 2019	0.07
December 17, 2019	December 27, 2019	January 15, 2020	0.07

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Stock Incentive Plan

In May 2012, the Company's stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"), which amended and restated the Company's 2002 Stock Incentive Plan (the "2002 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) increase the maximum number of shares of the Company's common stock authorized for issuance over the term of the 2012 Plan by 4 million shares from 17 million to 21 million shares, (c) permit the future grant of certain equity-based awards, including awards designed to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, and (d) make certain other changes. Under our 2012 Plan, approximately 3.3 million shares remain available for grant at December 31, 2019. The number of authorized but unissued shares of common stock under this 2012 Plan as of December 31, 2019 was approximately 7.8 million shares.

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

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2017	3,107,916	$23.36
Granted	—	—
Canceled	(1,323,500)	39.30
Exercised	(241,964)	8.61
Outstanding at December 31, 2017	1,542,452	11.99
Granted	—	—
Canceled	(25,000)	3.31
Exercised	(338,426)	10.47
Outstanding at December 31, 2018	1,179,026	11.98
Granted	—	—
Canceled	(48,941)	13.72
Exercised	(242,357)	9.81
Outstanding at December 31, 2019	887,728	$12.48	4.2	$15,504

Exercisable at December 31, 2018	1,106,860	$11.60	4.3	$10,159

Exercisable at December 31, 2019	887,728	$12.48	4.2	$15,504

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$5.22	25,510	2.9	$5.22	25,510	$5.22
6.70	84,353	1.9	6.70	84,353	6.70
8.34	146,065	0.8	8.34	146,065	8.34
9.86	202,068	3.9	9.86	202,068	9.86
11.57	123,849	4.9	11.57	123,849	11.57
17.75	169,857	6.9	17.75	169,857	17.75
19.98	136,026	5.8	19.98	136,026	19.98
$5.22-$19.98	887,728	4.2	12.48	887,728	12.48

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2019, 2018 and 2017 was $4.7 million, $7.8 million, and $3.9 million, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was approximately $0.6 million, $1.2 million, and $1.6 million, respectively. As of December 31, 2019, there were no unrecognized share-based compensation costs related to unvested stock options.

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

We grant RSUs to members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting. An RSU generally vests on the third anniversary of its issuance and the share-based compensation expense is amortized to expense over the requisite service period.

We also annually award RSUs to certain members of our Board of Directors. Each RSU is to be paid in shares of common stock upon the director’s cessation of service to the Company. These RSUs are issued for past service; therefore, they are expensed on the date of issuance.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2017	1,961,118
Granted	442,879	$27.40
Canceled	(38,964)
Awarded	(727,821)
Outstanding at December 31, 2017	1,637,212
Granted	510,989	$25.05
Canceled	(18,250)
Awarded	(416,084)
Outstanding at December 31, 2018	1,713,867
Granted	555,749	$28.46
Canceled	(10,100)
Awarded	(490,759)
Outstanding at December 31, 2019	1,768,757

As of December 31, 2019, there was approximately $15.7 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 2.5 years.

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

Performance Shares Vesting

The PSU grants awarded in fourth quarter 2015, 2014 and 2013 vested during first quarter 2019, 2018 and 2017, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in October 2015 resulted in a total of 395,964 shares being issued during first quarter 2019, representing approximately 1.67 shares per PSU. Of the 395,964 shares issued, a total of 125,004 were surrendered by the participants for payroll taxes, resulting in a net issuance of 270,960 shares due to the vesting of the 2015 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2018; therefore, the vesting of the PSUs did not impact compensation costs in our 2019 consolidated statement of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The PSU grant awarded in November 2013 resulted in a total of 268,429 shares being issued during first quarter 2017, representing approximately 0.80 shares per PSU. Of the 268,429 shares issued, a total of 94,776 were surrendered by the participants for payroll taxes, resulting in a net issuance of 173,653 shares due to the vesting of the 2013 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2016; therefore, the vesting of the PSUs did not impact compensation costs in our 2017 consolidated statement of operations.

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2017	1,129,078
Granted	275,305	$28.94
Performance Adjustment	(73,407)
Canceled	—
Awarded	(268,429)
Outstanding at December 31, 2017	1,062,547
Granted	287,374	$24.42
Performance Adjustment	176,754
Canceled	(2,450)
Awarded	(486,805)
Outstanding at December 31, 2018	1,037,420
Granted	269,495	$28.67
Performance Adjustment	158,858
Canceled	—
Awarded	(395,964)
Outstanding at December 31, 2019	1,069,809

As of December 31, 2019, there was approximately $8.5 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 2.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.4 million shares will be issued to settle the PSUs outstanding at December 31, 2019.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2017	1,041,639
Granted	66,000	$20.41
Canceled	(11,236)
Awarded	(82,944)
Outstanding at December 31, 2017	1,013,459
Granted	40,492	$34.48
Canceled	(5,335)
Awarded	(27,331)
Outstanding at December 31, 2018	1,021,285
Granted	67,719	$21.27
Canceled	—
Awarded	(26,693)
Outstanding at December 31, 2019	1,062,311

As of December 31, 2019, there was approximately $1.2 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Stock Options	$52	$154	$1,193
Restricted Stock Units	14,301	10,219	7,463
Performance Stock Units	9,525	13,647	7,381
Career Shares	1,324	1,359	1,376
Total share-based compensation costs	$25,202	$25,379	$17,413

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Gaming	$628	$490	$363
Food & beverage	120	94	69
Room	57	44	33
Selling, general and administrative	3,195	2,488	1,846
Corporate expense	21,202	22,263	15,102
Total share-based compensation expense	$25,202	$25,379	$17,413

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,977	$249,977	$—	$—
Restricted cash	20,471	20,471	—	—
Investment available for sale	16,151	—	—	16,151

Liabilities
Contingent payments	$1,712	$—	$—	$1,712

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,417	$249,417	$—	$—
Restricted cash	23,785	23,785	—	—
Investment available for sale	15,772	—	—	15,772

Liabilities
Contingent payments	$2,407	$—	$—	$2,407

Cash and Cash Equivalents and Restricted Cash

The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2019 and 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2019 and 2018. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2019 and 2018 is a discount rate of 10.5% and 11.2%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At   December 31, 2019 and 2018, $0.6 million and $0.5 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2019 and 2018, $15.6 million and $15.3 million, respectively, is included in investment on the consolidated balance sheets. The discount associated with this investment of $2.7 million and $2.8 million as of December 31, 2019 and 2018, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments

In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of 10 years commencing December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at December 31, 2019 and 2018 is a discount rate of 6.2% and 6.8%, respectively. At  December 31, 2019 and 2018, there was a current liability of $0.9 million and $0.8 million related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets, and long-term obligations of $0.8 million and $1.6 million, respectively, which were included in other liabilities on the respective consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2019
	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,772	$(2,407)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	150	(140)
Included in other comprehensive income (loss)	739	—
Included in other items, net	—	(42)
Purchases, sales, issuances and settlements:
Settlements	(510)	877
Balance at end of reporting period	$16,151	$(1,712)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

	December 31, 2018
	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,752	$(2,887)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	144	(249)
Included in other comprehensive income (loss)	(1,649)	—
Included in other items, net	—	(110)
Purchases, sales, issuances and settlements:
Settlements	(475)	839
Balance at end of reporting period	$15,772	$(2,407)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$28,118	$23,300	$28,780	Level 3

	December 31, 2018
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$29,943	$24,477	$29,591	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,305,634	$1,290,708	$1,308,846	Level 2
6.375% senior notes due 2026	750,000	741,729	806,250	Level 1
6.000% senior notes due 2026	700,000	690,756	750,750	Level 1
4.750% senior notes due 2027	1,000,000	984,416	1,038,750	Level 1
Other	58,322	58,322	58,322	Level 3
Total debt	$3,813,956	$3,765,931	$3,962,918

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about December 31, 2019 and December 31, 2018. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2019 and December 31, 2018. The other debt is fixed-rate debt consisting of: (i) Belterra Park Mortgage payable in 96 monthly installments, beginning in 2018; and (2) capital leases with various maturity dates from 2019 to 2026. These debt obligations are not traded and do not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2019 and 2018.

NOTE 13.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $6.3 million, $4.3 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 14.    SEGMENT INFORMATION

We have aggregated our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Total Revenues and Adjusted EBITDAR

We evaluate each of our property's profitability based upon Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early retirements of debt and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for Lattner, our Illinois distributed gaming operator, are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Year Ended December 31, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$566,443	$156,932	$105,619	$51,941	$880,935
Downtown Las Vegas	138,623	57,732	28,784	32,528	257,667
Midwest & South	1,778,227	233,189	102,784	73,317	2,187,517
Total Revenues	$2,483,293	$447,853	$237,187	$157,786	$3,326,119

	Year Ended December 31, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$565,579	$155,107	$100,110	$52,708	$873,504
Downtown Las Vegas	132,870	55,767	26,943	32,530	248,110
Midwest & South	1,226,975	157,014	72,447	48,680	1,505,116
Total Revenues	$1,925,424	$367,888	$199,500	$133,918	$2,626,730

	Year Ended December 31, 2017
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$563,785	$154,451	$98,406	$51,735	$868,377
Downtown Las Vegas	133,072	54,451	24,623	32,295	244,441
Midwest & South	1,043,411	137,477	63,766	43,347	1,288,001
Total Revenues	$1,740,268	$346,379	$186,795	$127,377	$2,400,819

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Adjusted EBITDAR
Las Vegas Locals	$283,030	$274,344	$249,906
Downtown Las Vegas	62,413	56,517	54,613
Midwest & South	635,182	432,366	364,458
Total Reportable Segment Adjusted EBITDAR	980,625	763,227	668,977
Corporate expense	(83,937)	(81,938)	(73,046)
Adjusted EBITDAR	896,688	681,289	595,931

Other operating costs and expenses
Deferred rent	979	1,100	1,267
Master lease rent expense	97,723	20,682	—
Depreciation and amortization	276,569	229,979	217,522
Share-based compensation expense	25,202	25,379	17,413
Project development, preopening and writedowns	21,728	45,698	14,454
Impairment of assets	—	993	(426)
Other operating items, net	1,919	2,174	1,900
Total other operating costs and expenses	424,120	326,005	252,130
Operating income	$472,568	$355,284	$343,801

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	December 31,	December 31,
(In thousands)	2019	2018
Assets
Las Vegas Locals	$1,804,476	$1,732,138
Downtown Las Vegas	212,936	169,495
Midwest & South	4,229,174	3,562,926
Total Reportable Segment Assets	6,246,586	5,464,559
Corporate	403,559	291,780
Total Assets	$6,650,145	$5,756,339

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Capital Expenditures

The Company's capital expenditures by Reportable Segment consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Capital Expenditures:
Las Vegas Locals	$26,207	$33,503	$59,382
Downtown Las Vegas	8,881	12,885	21,705
Midwest & South	80,883	69,285	37,657
Total Reportable Segment Capital Expenditures	115,971	115,673	118,744
Corporate	88,633	50,238	71,673
Total Capital Expenditures	204,604	165,911	190,417
Change in Accrued Property Additions	3,033	(4,367)	47
Cash-Based Capital Expenditures	$207,637	$161,544	$190,464

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected quarterly financial information:

	Year Ended December 31, 2019
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Total revenues	$827,288	$846,132	$819,568	$833,131	$3,326,119
Operating income	117,626	126,692	113,391	114,859	472,568
Net income	45,451	48,484	39,405	24,296	157,636

Basic net income per common share	$0.40	$0.43	$0.35	$0.21	$1.39
Diluted net income per common share	$0.40	$0.43	$0.35	$0.20	$1.38

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

NOTE 16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information for our subsidiary guarantors and non-guarantors of our 6.375% Notes, our 6.000% Notes and our 4.750% Notes is presented below. The 6.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The non-guarantors primarily represent our special purpose entities, tax holding companies, our less significant operating subsidiaries and our less than wholly owned subsidiaries.

The 6.000% Notes and 4.750% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our current and future domestic restricted subsidiaries. With the exception of one subsidiary, the guarantors of the 6.000% Notes and 4.750% Notes are the same as for our 6.375% Notes. The non-guarantors primarily represent our special purpose entities, tax holding companies, our less significant operating subsidiaries, our less than wholly owned subsidiaries and those properties acquired in 2018.

The tables below present the condensed consolidating balance sheets as of December 31, 2019 and 2018, the condensed consolidating statements of operations for the years ended December 31, 2019, 2018 and 2017 and the condensed consolidating statements of cash flows for the years ended December 31, 2019, 2018 and 2017. On January 10, 2019, Ameristar Kansas City, Ameristar St. Charles, Belterra Resort, Belterra Park and Valley Forge became guarantors of the 6.375% Notes, the 6.000% Notes and the Credit Facility. We have reclassified certain prior year amounts in the current year presentation to reflect the designation of the additional restricted subsidiaries listed above as subsidiary guarantors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Condensed Consolidating Balance Sheets

	December 31, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,007	$231,866	$—	$15,104	$—	$—	$249,977
Restricted cash	—	12,668	—	7,803	—	—	20,471
Other current assets	24,164	100,219	55	4,608	—	—	129,046
Property and equipment, net	159,139	2,411,456	—	101,958	—	—	2,672,553
Investments in subsidiaries	3,718,900	47,759	—	—	—	(3,766,659)	—
Intercompany receivable	1,031,342	—	59,116	—	—	(1,090,458)	—
Operating leases right-of-use assets	23,229	886,463	—	26,478	—	—	936,170
Other long-term assets	20,662	22,636	—	48,452	—	—	91,750
Intangible assets, net	—	1,390,954	—	75,937	—	—	1,466,891
Goodwill, net	—	1,051,968	—	31,319	—	—	1,083,287
Total assets	$4,980,443	$6,155,989	$59,171	$311,659	$—	$(4,857,117)	$6,650,145

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$26,695	$299	$—	$—	$—	$—	$26,994
Other current liabilities	159,138	332,393	—	39,858	—	(1,490)	529,899
Accumulated losses of subsidiaries in excess of investment	—	—	—	9,946	—	(9,946)	—
Intercompany payable	—	104,697	—	984,298	—	(1,088,995)	—
Long-term debt, net of current maturities and debt issuance costs	3,680,912	341	—	57,684	—	—	3,738,937
Operating lease liabilities, net of current portion	19,189	814,779	—	6,317	—	—	840,285
Other long-term liabilities	(170,733)	420,775	900	(2,154)	—	—	248,788

Total stockholders' equity (deficit)	1,265,242	4,482,705	58,271	(784,290)	—	(3,756,686)	1,265,242
Total liabilities and stockholders' equity	$4,980,443	$6,155,989	$59,171	$311,659	$—	$(4,857,117)	$6,650,145

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

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

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$84,144	$3,258,013	$—	$86,053	$—	$(102,091)	$3,326,119
Operating costs and expenses
Operating	—	1,664,496	—	71,721	—	—	1,736,217
Selling, general and administrative	—	449,422	—	10,161	—	—	459,583
Master lease rent expense	—	97,723	—	—	—	—	97,723
Maintenance and utilities	—	153,324	—	1,349	—	—	154,673
Depreciation and amortization	39,490	224,612	—	12,467	—	—	276,569
Corporate expense	100,919	673	—	3,547	—	—	105,139
Project development, preopening and writedowns	6,557	6,128	—	9,043	—	—	21,728
Other operating items, net	1,895	24	—	—	—	—	1,919
Intercompany expenses	203	101,888	—	—	—	(102,091)	—
Total operating costs and expenses	149,064	2,698,290	—	108,288	—	(102,091)	2,853,551
Equity in earnings (losses) of subsidiaries	438,736	(757)	—	—	—	(437,979)	—
Operating income (loss)	373,816	558,966	—	(22,235)	—	(437,979)	472,568
Other expense (income)
Interest expense, net	227,757	1,381	—	6,469	—	—	235,607
Loss on early extinguishments and modifications of debt	34,949	—	—	—	—	—	34,949
Other, net	513	(564)	—	(63)	—	—	(114)
Total other expense (income), net	263,219	817	—	6,406	—	—	270,442
Income (loss) from continuing operations before income taxes	110,597	558,149	—	(28,641)	—	(437,979)	202,126
Income tax benefit (provision)	47,039	(95,948)	—	4,419	—	—	(44,490)
Net income (loss)	$157,636	$462,201	$—	$(24,222)	$—	$(437,979)	$157,636
Comprehensive income (loss)	$158,171	$462,736	$—	$(24,222)	$—	$(438,514)	$158,171

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Condensed Consolidating Statements of Operations - continued

	Year Ended December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$83,508	$2,579,317	$—	$66,084	$—	$(102,179)	$2,626,730
Operating costs and expenses
Operating	—	1,313,823	—	57,556	—	—	1,371,379
Selling, general and administrative	13	360,089	—	9,222	—	(11)	369,313
Master lease rent expense	—	20,682	—	—	—	—	20,682
Maintenance and utilities	—	125,667	—	1,360	—	—	127,027
Depreciation and amortization	19,052	203,570	—	7,357	—	—	229,979
Corporate expense	100,844	403	—	2,954	—	—	104,201
Project development, preopening and writedowns	31,514	4,043	—	10,141	—	—	45,698
Impairment of assets	993	—	—	—	—	—	993
Other operating items, net	58	2,116	—	—	—	—	2,174
Intercompany expenses	203	101,965	—	—	—	(102,168)	—
Total operating costs and expenses	152,677	2,132,358	—	88,590	—	(102,179)	2,271,446
Equity in earnings (losses) of subsidiaries	311,701	(1,352)	—	—	—	(310,349)	—
Operating income (loss)	242,532	445,607	—	(22,506)	—	(310,349)	355,284
Other expense (income)
Interest expense, net	174,299	1,192	—	24,976	—	—	200,467
Loss on early extinguishments and modifications of debt	61	—	—	—	—	—	61
Other, net	161	(371)	—	(66)	—	—	(276)
Total other expense (income), net	174,521	821	—	24,910	—	—	200,252
Income (loss) from continuing operations before income taxes	68,011	444,786	—	(47,416)	—	(310,349)	155,032
Income tax benefit (provision)	47,037	(97,358)	—	9,990	—	—	(40,331)
Income (loss) from continuing operations, net of tax	115,048	347,428	—	(37,426)	—	(310,349)	114,701
Income (loss) from discontinued operations, net of tax	—	—	347	—	—	—	347
Net income (loss)	$115,048	$347,428	$347	$(37,426)	$—	$(310,349)	$115,048
Comprehensive income (loss)	$113,853	$346,233	$347	$(37,426)	$—	$(309,154)	$113,853

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Consolidating Statements of Operations - continued

	Year Ended December 31, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Total revenues	$73,292	$2,377,514	$—	$42,670	$—	$(92,657)	$2,400,819
Operating costs and expenses
Operating	—	1,225,765	—	38,156	—	—	1,263,921
Selling, general and administrative	44	354,423	—	7,612	—	(42)	362,037
Maintenance and utilities	—	108,092	—	1,370	—	—	109,462
Depreciation and amortization	12,041	201,401	—	4,080	—	—	217,522
Corporate expense	85,362	1,140	—	1,646	—	—	88,148
Project development, preopening and writedowns	7,806	2,758	154	3,736	—	—	14,454
Impairment of assets	600	1	—	(1,027)	—	—	(426)
Other operating items, net	725	1,175	—	—	—	—	1,900
Intercompany expenses	1,204	91,411	—	—	—	(92,615)	—
Total operating costs and expenses	107,782	1,986,166	154	55,573	—	(92,657)	2,057,018
Equity in earnings (losses) of subsidiaries	330,711	(1,374)	—	—	—	(329,337)	—
Operating income (loss)	296,221	389,974	(154)	(12,903)	—	(329,337)	343,801
Other expense (income)
Interest expense, net	169,990	1,275	—	25	—	—	171,290
Loss on early extinguishments and modifications of debt	1,582	—	—	—	—	—	1,582
Other, net	(16)	(98)	—	(70)	—	—	(184)
Total other expense (income), net	171,556	1,177	—	(45)	—	—	172,688
Income (loss) from continuing operations before income taxes	124,665	388,797	(154)	(12,858)	—	(329,337)	171,113
Income tax benefit (provision)	64,725	(73,426)	—	5,586	—	—	(3,115)
Income (loss) from continuing operations, net of tax	189,390	315,371	(154)	(7,272)	—	(329,337)	167,998
Income (loss) from discontinued operations, net of tax	—	—	21,392	—	—	—	21,392
Net income (loss)	$189,390	$315,371	$21,238	$(7,272)	$—	$(329,337)	$189,390
Comprehensive income (loss)	$189,823	$315,804	$21,238	$(7,272)	$—	$(329,770)	$189,823

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$2,992,943	$(2,114,670)	$(314,992)	$(12,583)	$—	$(1,706)	$548,992
Cash flows from investing activities
Capital expenditures	(129,678)	(76,274)	—	(1,685)	—	—	(207,637)
Cash paid for acquisition, net of cash received	(5,535)	—	—	—	—	—	(5,535)
Net activity with affiliates	—	2,211,263	314,992	—	—	(2,526,255)	—
Distributions from subsidiary	9,000	—	—	—	—	(9,000)	—
Other investing activities	(11,471)	(6,788)	—	—	—	—	(18,259)
Net cash from investing activities	(137,684)	2,128,201	314,992	(1,685)	—	(2,535,255)	(231,431)
Cash flows from financing activities
Borrowings under bank credit facility	1,666,329	—	—	—	—	—	1,666,329
Payments under bank credit facility	(2,132,024)	—	—	—	—	—	(2,132,024)
Proceeds from issuance of senior notes	1,000,000	—	—	—	—	—	1,000,000
Retirements of senior notes	(750,000)	—	—	—	—	—	(750,000)
Premium and consent fees	(25,785)	—	—	—	—	—	(25,785)
Debt financing costs, net	(15,500)	—	—	—	—	—	(15,500)
Net activity with affiliates	(2,541,199)	—	—	13,238	—	2,527,961	—
Distributions to parent	—	(8,335)	—	(665)	—	9,000	—
Share-based compensation activities, net	(5,776)	—	—	—	—	—	(5,776)
Shares repurchased and retired	(28,045)	—	—	—	—	—	(28,045)
Dividends paid	(28,949)	—	—	—	—	—	(28,949)
Other financing activities	—	(565)	—	—	—	—	(565)
Net cash from financing activities	(2,860,949)	(8,900)	—	12,573	—	2,536,961	(320,315)
Change in cash, cash equivalents and restricted cash	(5,690)	4,631	—	(1,695)	—	—	(2,754)
Cash, cash equivalents and restricted cash, beginning of period	8,697	239,903	—	24,602	—	—	273,202
Cash, cash equivalents and restricted cash, end of period	$3,007	$244,534	$—	$22,907	$—	$—	$270,448

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2018
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(323,948)	$660,683	$(92)	$97,640	$—	$244	$434,527
Cash flows from investing activities
Capital expenditures	(95,576)	(65,015)	—	(953)	—	—	(161,544)
Cash paid for acquisition, net of cash received	(934,073)	—	—	—	—	—	(934,073)
Net activity with affiliates	—	(545,725)	(390)	—	—	546,115	—
Distributions from subsidiary	7,975	—	—	—	—	(7,975)	—
Other investing activities	(13,860)	(15,850)	—	(10,000)	—	—	(39,710)
Net cash from investing activities	(1,035,534)	(626,590)	(390)	(10,953)	—	538,140	(1,135,327)
Cash flows from financing activities
Borrowings under bank credit facility	1,114,600	—	—	—	—	—	1,114,600
Payments under bank credit facility	(964,322)	—	—	—	—	—	(964,322)
Proceeds from issuance of senior notes	700,000	—	—	—	—	—	700,000
Debt financing costs, net	(14,215)	—	—	—	—	—	(14,215)
Net activity with affiliates	621,413	—	—	(75,054)	—	(546,359)	—
Distributions to parent	—	(7,975)		—	—	7,975	—
Share-based compensation activities, net	(5,344)	—	—	—	—	—	(5,344)
Shares repurchased and retired	(59,570)	—	—	—	—	—	(59,570)
Dividends paid	(24,730)	—	—	—	—	—	(24,730)
Other financing activities	—	(178)	—	—	—	—	(178)
Net cash from financing activities	1,367,832	(8,153)	—	(75,054)	—	(538,384)	746,241
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	—	—	—	—	—
Cash flows from investing activities	—	—	482	—	—	—	482
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	482	—	—	—	482
Change in cash, cash equivalents and restricted cash	8,350	25,940	—	11,633	—	—	45,923
Cash, cash equivalents and restricted cash, beginning of period	347	213,963	—	12,969	—	—	227,279
Cash, cash equivalents and restricted cash, end of period	$8,697	$239,903	$—	$24,602	$—	$—	$273,202

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

Condensed Consolidating Statements of Cash Flows - continued

	Year Ended December 31, 2017
				Non-	Non-
				Guarantor	Guarantor
			Subsidiary	Subsidiaries	Subsidiaries
		Guarantor	(100%	(100%	(Not 100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(82,632)	$532,515	$(12,907)	$(15,628)	$254	$949	$422,551
Cash flows from investing activities
Capital expenditures	(102,277)	(87,590)	—	(597)	—	—	(190,464)
Cash paid for acquisition, net of cash received	(1,153)	—	—	—	—	—	(1,153)
Net activity with affiliates	—	(420,716)	(22,826)	—	—	443,542	—
Distributions from subsidiary	10,867	—	—	—	—	(10,867)	—
Advances pursuant to development agreement	—	—	—	(35,108)	—	—	(35,108)
Other investing activities	—	706	—	—	—	—	706
Net cash from investing activities	(92,563)	(507,600)	(22,826)	(35,705)	—	432,675	(226,019)
Cash flows from financing activities
Borrowings under bank credit facility	958,000	—	—	—	—	—	958,000
Payments under bank credit facility	(1,119,485)	—	—	—	—	—	(1,119,485)
Debt financing costs, net	(3,430)	—	—	—	—	—	(3,430)
Net activity with affiliates	389,579	—	—	55,166	(254)	(444,491)	—
Distributions to parent	—	(10,475)		(392)	—	10,867	—
Share-based compensation activities, net	(7,711)	—	—	—	—	—	(7,711)
Shares repurchased and retired	(31,927)	—	—	—	—	—	(31,927)
Dividends paid	(11,286)	—	—	—	—	—	(11,286)
Other financing activities	590	(87)	—	—	—	—	503
Net cash from financing activities	174,330	(10,562)	—	54,774	(254)	(433,624)	(215,336)
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	(514)	—	—	—	(514)
Cash flows from investing activities	—	—	36,247	—	—	—	36,247
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	35,733	—	—	—	35,733
Change in cash, cash equivalents and restricted cash	(865)	14,353	—	3,441	—	—	16,929
Cash, cash equivalents and restricted cash, beginning of period	1,212	199,610	—	9,528	—	—	210,350
Cash, cash equivalents and restricted cash, end of period	$347	$213,963	$—	$12,969	$—	$—	$227,279

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2019 and 2018 and for the years ended  December 31, 2019, 2018 and 2017

NOTE 17.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2019. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2019, 2018 and 2017, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 18.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2019. During this period, up to the filing date, we did not identify any subsequent events, other than the payment of the cash dividend disclosed in Note 11, Stockholders' Equity and Stock Incentive Plans, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2019.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU 2016-02, Leases, and related amendments.

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

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 27, 2020

ITEM 9B.    Other Information

Effective as of February 13, 2020, the Board of Directors amended and restated the Company's Bylaws to revise the name of the "Compensation and Stock Options Committee" to the "Compensation Committee."

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Delinquent Section 16(a) Reports in our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 27, 2020:

Name	Age	Position
Josh Hirsberg	58	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	65	Executive Vice President, Operations
Stephen S. Thompson	60	Executive Vice President, Operations
Anthony D. McDuffie	59	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

ITEM 11.    Executive Compensation

The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1†	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

2.2	First amendment to Equity Purchase Agreement entered into as of July 19, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2016.

Exhibit
Number	Description of Exhibit	Method of Filing

2.3†

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

2.4†

Master Lease Commitment and Rent Allocation Agreement, made and entered into as of December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc., and Gold Merger Sub, LLC.

Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2017.

2.5†	Agreement and Plan of Merger, made and entered into on December 20, 2017, by and among Boyd Gaming Corporation, Boyd TCV, LP, a wholly owned subsidiary of Boyd, Valley Forge Convention	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2017.

2.6†

Agreement and Plan of Merger, made and entered into on May 1, 2018, by and among the Company, Boyd TCVI Acquisition, LLC, Lattner Entertainment Group Illinois, LLC, and Lattner Capital, LLC, solely in its capacity as the Representative.

Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2018.

2.7†	First Amendment to Agreement and Plan of Merger, dated as of September 17, 2018, by and among Boyd Gaming Corporation, Boyd TCV, LP, Valley Forge Convention Center Partners, L.P. and VFCCP SR LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed September 20, 2018.

2.8†

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

2.9†

Amendment No. 2 to Membership Interest Purchase Agreement, dated October 15, 2018, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.

Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

2.10†	Purchase Agreement, dated December 17, 2017, by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

Exhibit
Number	Description of Exhibit	Method of Filing

2.11†	Novation and Amendment Agreement, dated October 15, 2018, by and among Penn National Gaming, Inc., Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective February 13, 2020.	Filed electronically herewith.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.3	Form of Indenture relating to senior debt securities between the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 8, 2015.

4.4

First Supplemental Indenture, the Company's 6.875% Senior Notes due 2023, dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee, to that certain Indenture dated May 21, 2015, by and among the Company, Guarantors party thereto and Wilmington Trust, National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed May 21, 2015.

4.5	Indenture governing the Company's 6.375% Senior Notes due 2026, dated March 28, 2016, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

Exhibit
Number	Description of Exhibit	Method of Filing

4.6	Form of 6.375% Senior Note.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.7

Second Supplemental Indenture dated December 15, 2016 governing the Company's 6.875% Senior Notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.8

First Supplemental Indenture dated December 15, 2016 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.9

Third Supplemental Indenture dated March 7, 2017 governing the Company's 6.875% Senior Notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

4.10

Second Supplemental Indenture dated March 7, 2017 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

4.11	Indenture governing the Company’s 6.000% Senior Notes due 2026, dated June 25, 2018, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.12	Form of 6.000% Senior Note due 2026, (included in Exhibit 4.11).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.13

Fourth Supplemental Indenture dated January 10, 2019 governing the Company's 6.875% Senior Notes due 2023, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

4.14

Third Supplemental Indenture dated January 10, 2019 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

Exhibit
Number	Description of Exhibit	Method of Filing

4.15

First Supplemental Indenture dated January 10, 2019 governing the Company’s 6.000% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

4.16	Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 3, 2019, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.17	Form of 4.750% Senior Note due 2027, (included in Exhibit 4.16).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.18	Registration Rights Agreement, dated December 3, 2019, by and among the Company, the guarantors named therein and BofA Securities, Inc., on behalf of itself and as representative of the several initial purchasers.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.19	Description of Registrant's Securities	Filed electronically herewith.

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow

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

Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.39	Amendment No. 2 and Refinancing Amendment dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017.

10.40	Joinder Agreement, dated as of August 2, 2018, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 6, 2018.

10.41*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.42†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.43	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements. ***

Filed electronically herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith.

________________________________

*	Management contracts or compensatory plans or arrangements.
**	Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.
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

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Executive Chairman of the Board of Directors	February 27, 2020
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors,	February 27, 2020
Marianne Boyd Johnson	Executive Vice President and Director

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 27, 2020
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	February 27, 2020
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Vice President and Director	February 27, 2020
William R. Boyd

/s/ JOHN R. BAILEY	Director	February 27, 2020
John R. Bailey

/s/ ROBERT L. BOUGHNER	Director	February 27, 2020
Robert L. Boughner

/s/ RICHARD E. FLAHERTY	Director	February 27, 2020
Richard E. Flaherty

/s/ CHRISTINE J. SPADAFOR	Director	February 27, 2020
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	February 27, 2020
A. Randall Thoman

/s/ PETER M. THOMAS	Director	February 27, 2020
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	February 27, 2020
Paul W. Whetsell

/s/ VERONICA J. WILSON	Director	February 27, 2020
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	February 27, 2020
Anthony D. McDuffie	(Principal Accounting Officer)