Form 10-Q
period 2020-03-31
BOYD GAMING CORP
filed 2020-05-11
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2020 was 111,251,684.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2020

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$831,246	$249,977
Restricted cash	18,529	20,471
Accounts receivable, net	37,568	54,864
Inventories	22,235	22,101
Prepaid expenses and other current assets	48,708	46,481
Income taxes receivable	5,477	5,600
Total current assets	963,763	399,494
Property and equipment, net	2,657,929	2,672,553
Operating lease right-of-use assets	928,026	936,170
Other assets, net	92,900	91,750
Intangible assets, net	1,402,957	1,466,891
Goodwill, net	971,287	1,083,287
Total assets	$7,016,862	$6,650,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$77,038	$91,003
Current maturities of long-term debt	27,000	26,994
Accrued liabilities	397,001	438,896
Income tax payable	119	—
Total current liabilities	501,158	556,893
Long-term debt, net of current maturities and debt issuance costs	4,368,097	3,738,937
Operating lease liabilities, net of current portion	828,466	840,285
Deferred income taxes	121,781	162,695
Other long-term tax liabilities	3,888	3,840
Other liabilities	81,702	82,253
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,180,132 and 111,542,108 shares outstanding	1,112	1,115
Additional paid-in capital	876,678	883,715
Retained earnings	233,383	380,942
Accumulated other comprehensive income (loss)	597	(530)
Total stockholders' equity	1,111,770	1,265,242
Total liabilities and stockholders' equity	$7,016,862	$6,650,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Revenues
Gaming	$509,765	$620,253
Food & beverage	89,884	111,090
Room	46,727	57,244
Other	34,149	38,701
Total revenues	680,525	827,288
Operating costs and expenses
Gaming	238,700	276,616
Food & beverage	89,839	102,151
Room	22,985	26,882
Other	21,447	23,880
Selling, general and administrative	113,430	115,411
Master lease rent expense	24,665	23,962
Maintenance and utilities	33,146	38,100
Depreciation and amortization	66,965	67,253
Corporate expense	24,958	31,177
Project development, preopening and writedowns	3,508	4,031
Impairment of assets	171,100	—
Other operating items, net	7,543	199
Total operating costs and expenses	818,286	709,662
Operating income (loss)	(137,761)	117,626
Other expense (income)
Interest income	(439)	(106)
Interest expense, net of amounts capitalized	51,845	61,330
Loss on early extinguishments and modifications of debt	175	—
Other, net	(344)	115
Total other expense, net	51,237	61,339
Income (loss) before income taxes	(188,998)	56,287
Income tax benefit (provision)	41,439	(10,836)
Net income (loss)	$(147,559)	$45,451

Basic net income (loss) per common share	$(1.30)	$0.40
Weighted average basic shares outstanding	113,708	113,340

Diluted net income (loss) per common share	$(1.30)	$0.40
Weighted average diluted shares outstanding	113,708	113,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income (loss)	$(147,559)	$45,451
Other comprehensive income, net of tax:
Fair value adjustments to available-for-sale securities, net of tax	1,127	465
Comprehensive income (loss)	$(146,432)	$45,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(147,559)	—	(147,559)
Comprehensive income, net of tax	—	—	—	—	1,127	1,127
Stock options exercised	3,000	—	25	—	—	25
Release of restricted stock units, net of tax	76,502	1	(767)	—	—	(766)
Release of performance stock units, net of tax	241,118	2	(3,372)	—	—	(3,370)
Shares repurchased and retired	(682,596)	(6)	(11,114)	—	—	(11,120)
Share-based compensation costs	—	—	8,191	—	—	8,191
Balances, March 31, 2020	111,180,132	$1,112	$876,678	$233,383	$597	$1,111,770

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	45,451	—	45,451
Comprehensive income, net of tax	—	—	—	—	465	465
Stock options exercised	137,063	1	1,261	—	—	1,262
Release of restricted stock units, net of tax	46,958	—	(418)	—	—	(418)
Release of performance stock units, net of tax	270,960	3	(3,768)	—	—	(3,765)
Shares repurchased and retired	(830,100)	(8)	(21,645)	—	—	(21,653)
Dividends declared ($0.06 per share)	—	—	—	(6,683)	—	(6,683)
Share-based compensation costs	—	—	9,709	—	—	9,709
Balances, March 31, 2019	111,381,986	$1,114	$877,470	$292,125	$(600)	$1,170,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(147,559)	$45,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,965	67,253
Amortization of debt financing costs and discounts on debt	2,171	2,346
Non-cash operating lease expense	19,957	—
Share-based compensation expense	8,191	9,709
Deferred income taxes	(40,914)	9,931
Non-cash impairment of assets	171,100	—
Loss on early extinguishments and modifications of debt	175	—
Other operating activities	(8)	171
Changes in operating assets and liabilities:
Accounts receivable, net	17,296	(4,195)
Inventories	(134)	1,718
Prepaid expenses and other current assets	(2,227)	(1,002)
Income taxes (receivable) payable, net	242	1,219
Other assets, net	(25)	(4,407)
Accounts payable and accrued liabilities	(51,458)	25,206
Operating lease liabilities	(19,957)	—
Other long-term tax liabilities	48	51
Other liabilities	(271)	10,639
Net cash provided by operating activities	23,592	164,090
Cash Flows from Investing Activities
Capital expenditures	(48,046)	(89,322)
Other investing activities	—	(11,918)
Net cash used in investing activities	(48,046)	(101,240)
Cash Flows from Financing Activities
Borrowings under bank credit facility	965,100	434,829
Payments under bank credit facility	(338,173)	(466,802)
Debt financing costs, net	—	(53)
Share-based compensation activities, net	(4,111)	(2,921)
Shares repurchased and retired	(11,120)	(21,653)
Dividends paid	(7,808)	(6,705)
Other financing activities	(107)	(115)
Net cash provided by (used in) financing activities	603,781	(63,420)
Change in cash, cash equivalents and restricted cash	579,327	(570)
Cash, cash equivalents and restricted cash, beginning of period	270,448	273,202
Cash, cash equivalents and restricted cash, end of period	$849,775	$272,632
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$36,175	$44,687
Cash paid for (received from) income taxes	(388)	187
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$1,628	$3,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

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

Going Concern Matters and Management's Assessment

As a result of the COVID-19 global pandemic, all of our gaming facilities have been closed since mid- March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. We cannot predict when we will be permitted to re-open our casinos, the conditions on which we will be permitted or decide to operate upon re-opening, the extent of consumer demand upon re-opening or the negative effects on our workforce, suppliers, contractors and other partners. Although certain states have indicated that operations of non-essential businesses, including our gaming facilities, are suspended only through a given deadline, we cannot predict whether such deadlines will be extended. Such closures have had and will continue to have a material impact on our business. COVID-19, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business following the re-opening of our facilities. The severity and duration of such business impacts cannot currently be estimated.

In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We are developing a broad range of safety protocols to be implemented at our properties when we do re-open to ensure the health and safety of our team members and our customers.

The ultimate impact of the COVID- 19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID- 19 outbreak, new information which may emerge concerning the severity of the COVID- 19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant additional measures in response to the impact of the COVID-19 pandemic on our business, including:

•	placing most of our team members on unpaid furlough, effective April 11, 2020;

•	enacting significant salary reductions among our executive leadership team and for all non-furloughed management team members;

•	suspending board of director compensation;

•	suspending all non-essential spending, including non-essential capital investment; and,

•	suspending our quarterly cash dividend and share repurchase programs.

In addition, on March 16, 2020, we borrowed $660 million under our Revolving Credit Facility and an additional $10 million under the Swing Loan facility of the Credit Facility (effectively utilizing the full borrowing capacity under the Revolving Credit Facility) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets.

Due to the adverse impacts of COVID-19 on our business, we anticipate funding our operations over the next 12 months with the cash we currently have available and the revenues to be generated after our properties re-open. We assessed the recoverability of our assets as of the end of first quarter considering our current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $171.1 million in the first quarter of 2020. If our expectations regarding re-openings or our estimates of projected revenues and cash flows related to our assets are not achieved, we may be subject to additional impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

Although we were in compliance with our debt covenants as of the end of first quarter, the effects of the COVID-19 pandemic on our Company made it reasonably possible that we may not meet one or more of our financial covenants under our existing debt agreements in subsequent quarters of 2020. On May 8, 2020, we amended our credit facility to, among other things, waive the financial covenants for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment. See Note 12, Subsequent Events, for further discussion of the amendment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

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

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2020	2019	2019	2018
Cash and cash equivalents	$831,246	$249,977	$247,681	$249,417
Restricted cash	18,529	20,471	24,951	23,785
Total cash, cash equivalents and restricted cash	$849,775	$270,448	$272,632	$273,202

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

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 4, Accrued Liabilities, for the balance outstanding related to player loyalty programs.

The Company collects advanced deposits from hotel customers for future reservations representing obligations of the Company until the hotel room stay is provided to the customer. See Note 4, Accrued Liabilities, for the balance outstanding related to advance deposits.

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 4, Accrued Liabilities, for the balance outstanding related to the chip liability.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues and therefore reducing our gaming revenues, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Food & beverage	$44,180	$53,918
Rooms	19,086	23,274
Other	2,882	3,466

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $110.0 million and $135.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, especially given that the full impact of COVID-19 is not yet known, and could have a material adverse impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Recently Adopted Accounting Pronouncement

Accounting Standards Update 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("Update 2018-13")

In August 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-13 to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company adopted Update 2018-13 during first quarter 2020 and the impact of the adoption to its condensed consolidated financial statements was not material.

Recently Issued Accounting Pronouncements

ASU ("ASU") 2020-04, Reference Rate Reform, Topic 848 ("Update 2020-04")

In March 2020, the FASB issued Update 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. Update 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of the adoption of Update 2020-04 to the condensed consolidated financial statements.

ASU 2020-01, Investments - Equity Securities, Topic 321, Investments - Equity Method and Joint Ventures, Topic 323, and Derivative and Hedging, Topic 815 ("Update 2020-01")

In January 2020, the FASB issued Update 2020-01 to clarify guidance in accounting for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative. Update 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of Update 2020-01 to the condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Land	$326,801	$324,501
Buildings and improvements	3,092,943	3,090,974
Furniture and equipment	1,624,841	1,596,395
Riverboats and barges	241,036	241,036
Construction in progress	68,725	56,069
Total property and equipment	5,354,346	5,308,975
Less accumulated depreciation	2,696,417	2,636,422
Property and equipment, net	$2,657,929	$2,672,553

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Depreciation expense	$62,129	$60,045

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.2	$68,100	$(43,465)	$—	$24,635
Host agreements	13.2	58,000	(7,089)	—	50,911
Development agreement	—	21,373	—	—	21,373
		147,473	(50,554)	—	96,919

Indefinite lived intangible assets
Trademarks	Indefinite	206,687	—	(21,200)	185,487
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,583,372	(33,960)	(243,374)	1,306,038
Balances, March 31, 2020		$1,730,845	$(84,514)	$(243,374)	$1,402,957

	December 31, 2019
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.5	$68,100	$(39,598)	$—	$28,502
Host agreements	13.4	58,000	(6,122)	—	51,878
Development agreement	—	21,373	—	—	21,373
		147,473	(45,720)	—	101,753

Indefinite lived intangible assets
Trademarks	Indefinite	206,687	—	(4,300)	202,387
Gaming license rights	Indefinite	1,376,685	(33,960)	(179,974)	1,162,751
		1,583,372	(33,960)	(184,274)	1,365,138
Balances, December 31, 2019		$1,730,845	$(79,680)	$(184,274)	$1,466,891

For the three months ended March 31, 2020, we evaluated whether events or circumstances had occurred that would indicate it is more likely than not that any of our goodwill or other intangible assets were impaired. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of October 1, 2019, changes in discount rates, and the expected impact of the temporary property closures due to the COVID-19 pandemic on future revenues and cash flows. Based on this evaluation, we concluded that triggering events had occurred, and we reviewed our assets for impairment. For purposes of this review, we updated the discount rates to reflect the increased uncertainty of the cash flows and also updated revenue and cash flow forecasts. As a result of this review, we recorded impairment changes in our first quarter 2020 results totaling $171.1 million. Of this total, $112.0 million was for impairments of goodwill, $42.2 million for impairments of gaming license rights and $16.9 million for the impairments of trademarks.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Payroll and related expenses	$71,387	$99,602
Interest	45,738	32,239
Gaming liabilities	57,858	64,465
Player loyalty program liabilities	35,246	32,983
Advance deposits	18,740	22,854
Outstanding chip liabilities	5,029	7,394
Dividend payable	—	7,808
Operating lease liabilities	91,417	87,686
Other accrued liabilities	71,586	83,865
Total accrued liabilities	$397,001	$438,896

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2020
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	March 31, 2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.765%	$1,932,560	$(608)	$(13,145)	$1,918,807
6.375% senior notes due 2026	6.375%	750,000	—	(7,940)	742,060
6.000% senior notes due 2026	6.000%	700,000	—	(8,895)	691,105
4.750% senior notes due 2027	4.750%	1,000,000	—	(15,097)	984,903
Other	11.148%	58,222	—	—	58,222
Total long-term debt		4,440,782	(608)	(45,077)	4,395,097
Less current maturities		27,000	—	—	27,000
Long-term debt, net		$4,413,782	$(608)	$(45,077)	$4,368,097

	December 31, 2019
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	December 31, 2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.753%	$1,305,634	$(671)	$(14,255)	$1,290,708
6.375% senior notes due 2026	6.375%	750,000	—	(8,271)	741,729
6.000% senior notes due 2026	6.000%	700,000	—	(9,244)	690,756
4.750% senior notes due 2027	4.750%	1,000,000	—	(15,584)	984,416
Other	11.138%	58,322	—	—	58,322
Total long-term debt		3,813,956	(671)	(47,354)	3,765,931
Less current maturities		26,994	—	—	26,994
Long-term debt, net		$3,786,962	$(671)	$(47,354)	$3,738,937

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Revolving Credit Facility	$865,000	$235,000
Term A Loan	230,787	234,300
Refinancing Term B Loans	771,873	795,034
Swing Loan	64,900	41,300
Total outstanding principal amounts under the bank credit facility	$1,932,560	$1,305,634

With a total revolving credit commitment of $945.5 million available under the bank credit facility, $865.0 million was borrowed on the Revolving Credit Facility, $64.9 million was borrowed on the Swing Loan and $12.6 million allocated to support various letters of credit, leaving a remaining contractual availability of $3.0 million as of March 31, 2020. As a precautionary measure to increase liquidity during the uncertainty of COVID-19, the Company increased the borrowings on its Revolving Credit Facility by $670.0 million on March 16, 2020.

See Note 12, Subsequent Events, for a discussion of an amendment to our bank credit facility.

Covenant Compliance

As of March 31, 2020, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2020, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 7.    LEASES

We have operating and finance leases primarily for three casino hotel properties, corporate offices, parking ramps, and gaming and other equipment. Our leases have remaining lease terms of one year to 57 years, some of which include options to extend the leases for up to 66 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the master lease agreement entered into by Boyd TCIV, LLC, dated October 15, 2018 (the "Master Lease"), include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the three months ended March 31, 2020 was not material. The Company's finance leases are not considered material.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$41,184	$29,635
Short-term lease cost	118	336

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,622	$29,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,683	3,710

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$928,026	$936,170

Current lease liabilities (included in accrued liabilities)	$91,417	$87,686
Operating lease liabilities	828,466	840,285
Total operating lease liabilities	$919,883	$927,971

Weighted Average Remaining Lease Term
Operating leases (in years)	18.2	18.2

Weighted Average Discount Rate
Operating leases	9.0%	8.9%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
For the period ending December 31,
Last three quarters of 2020	$122,305
2021	148,397
2022	119,999
2023	112,274
2024	112,068
Thereafter	1,273,348
Total lease payments	1,888,391
Less imputed interest	(968,508)
Less current portion (included in accrued liabilities)	(91,417)
Long-term portion of operating lease liabilities	$828,466

NOTE 8.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million which as of March 31, 2020, had $61.4 million remaining under the plan. On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity during the property closure period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Shares repurchased (1)	683	830
Total cost, including brokerage fees	$11,120	$21,653
Average repurchase price per share (2)	$16.29	$26.09

(1) All shares repurchased have been retired and constitute authorized but unissued shares.

(2) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2018	December 28, 2018	January 15, 2019	$0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
December 17, 2019	December 27, 2019	January 15, 2020	0.07

On March 25, 2020, the Company announced that the cash dividend program has been suspended to help mitigate the financial impact of the COVID-19 pandemic.

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

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Gaming	$212	$194
Food & beverage	40	37
Room	19	18
Selling, general and administrative	1,076	988
Corporate expense	6,844	8,472
Total share-based compensation expense	$8,191	$9,709

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The PSU grants awarded in fourth quarter 2016 and 2015 vested during first quarter 2020 and 2019, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in November 2016 resulted in a total of 364,810 shares being issued during first quarter 2020, representing approximately 1.53 shares per PSU. Of the 364,810 shares issued, a total of 126,465 were surrendered by the participants for payroll taxes, resulting in a net issuance of 238,345 shares due to the vesting of the 2016 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2019; therefore, the vesting of the PSUs did not impact compensation costs in our 2020 condensed consolidated statement of operations.

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

NOTE 9.     FAIR VALUE MEASUREMENTS

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$831,246	$831,246	$—	$—
Restricted cash	18,529	18,529	—	—
Investment available for sale	17,745	—	—	17,745

Liabilities
Contingent payments	$1,520	$—	$—	$1,520

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,977	$249,977	$—	$—
Restricted cash	20,471	20,471	—	—
Investment available for sale	16,151	—	—	16,151

Liabilities
Contingent payments	$1,712	$—	$—	$1,712

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  March 31, 2020 and December 31, 2019.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.5 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2020 and  December 31, 2019 is a discount rate of 9.4% and 10.5%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  March 31, 2020 and December 31, 2019, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2020 and December 31, 2019, $17.2 million and $15.6 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.6 million and $2.7 million, as of  March 31, 2020 and December 31, 2019, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2020 and December 31, 2019, is a discount rate of 6.1% and 6.2%, respectively. At  March 31, 2020 and December 31, 2019, there was a current liability of $0.8 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at  March 31, 2020 and December 31, 2019, of $0.7 million and $0.8 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,151	$(1,712)	$15,772	$(2,407)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	40	(26)	37	(39)
Included in other comprehensive income (loss)	1,554	—	643	—
Included in other items, net	—	(17)	—	(66)
Purchases, sales, issuances and settlements:
Settlements	—	235	—	232
Balance at end of reporting period	$17,745	$(1,520)	$16,452	$(2,280)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$27,588	$22,931	$28,120	Level 3

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$28,118	$23,300	$28,780	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,932,560	$1,918,807	$1,809,138	Level 2
6.375% senior notes due 2026	750,000	742,060	648,750	Level 1
6.000% senior notes due 2026	700,000	691,105	602,000	Level 1
4.750% senior notes due 2027	1,000,000	984,903	825,000	Level 1
Other	58,222	58,222	58,222	Level 3
Total debt	$4,440,782	$4,395,097	$3,943,110

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,305,634	$1,290,708	$1,308,846	Level 2
6.375% senior notes due 2026	750,000	741,729	806,250	Level 1
6.000% senior notes due 2026	700,000	690,756	750,750	Level 1
4.750% senior notes due 2027	1,000,000	984,416	1,038,750	Level 1
Other	58,322	58,322	58,322	Level 3
Total debt	$3,813,956	$3,765,931	$3,962,918

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  March 31, 2020 and December 31, 2019. The estimated fair values of our Senior Notes are based on quoted market prices as of  March 31, 2020 and December 31, 2019. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, beginning in 2018; and (2) finance leases with various maturity dates from 2020 to 2026. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2020 and 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

NOTE 10.    SEGMENT INFORMATION

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended March 31, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$116,318	$31,171	$21,981	$11,294	$180,764
Downtown Las Vegas	29,845	11,725	6,148	6,395	54,113
Midwest & South	363,602	46,988	18,598	16,460	445,648
Total Revenues	$509,765	$89,884	$46,727	$34,149	$680,525

	Three Months Ended March 31, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$143,643	$39,056	$26,204	$13,947	$222,850
Downtown Las Vegas	33,939	14,103	7,198	7,786	63,026
Midwest & South	442,671	57,931	23,842	16,968	541,412
Total Revenues	$620,253	$111,090	$57,244	$38,701	$827,288

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Adjusted EBITDAR
Las Vegas Locals	$46,762	$74,234
Downtown Las Vegas	9,956	15,025
Midwest & South	105,829	156,471
Total Reportable Segment Adjusted EBITDAR	162,547	245,730
Corporate expense	(18,114)	(22,705)
Adjusted EBITDAR	144,433	223,025

Other operating costs and expenses
Deferred rent	222	245
Master lease rent expense	24,665	23,962
Depreciation and amortization	66,965	67,253
Share-based compensation expense	8,191	9,709
Project development, preopening and writedowns	3,508	4,031
Impairment of assets	171,100	—
Other operating items, net	7,543	199
Total other operating costs and expenses	282,194	105,399
Operating income (loss)	$(137,761)	$117,626

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2020	2019
Assets
Las Vegas Locals	$1,698,479	$1,804,476
Downtown Las Vegas	204,270	212,936
Midwest & South	3,927,635	4,229,174
Total Reportable Segment Assets	5,830,384	6,246,586
Corporate	1,186,478	403,559
Total Assets	$7,016,862	$6,650,145

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

NOTE 11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The tables below present the condensed consolidating balance sheets as of  March 31, 2020 and December 31, 2019, the condensed consolidating statements of operations for the three months ended March 31, 2020 and 2019, and the condensed consolidating statements of cash flows for the three months ended March 31, 2020 and 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets

	March 31, 2020
				Non-
				Guarantor
			Subsidiary	Subsidiaries
		Guarantor	(100%	(100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$803,696	$19,752	$—	$7,798	$—	$831,246
Restricted cash	—	15,980	—	2,549	—	18,529
Other current assets	22,817	89,923	9	1,239	—	113,988
Property and equipment, net	166,596	2,389,293	—	102,040	—	2,657,929
Investments in subsidiaries	3,643,760	—	—	—	(3,643,760)	—
Intercompany receivable	757,019	163,027	59,162	—	(979,208)	—
Operating leases right-of-use assets	22,126	884,702	—	21,198	—	928,026
Other long-term assets	20,173	24,282	—	48,445	—	92,900
Intangible assets, net	—	1,327,986	—	74,971	—	1,402,957
Goodwill, net	—	957,568	—	13,719	—	971,287
Total assets	$5,436,187	$5,872,513	$59,171	$271,959	$(4,622,968)	$7,016,862

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$26,695	$305	$—	$—	$—	$27,000
Other current liabilities	140,587	298,550	—	36,534	(1,513)	474,158
Accumulated losses of subsidiaries in excess of investment	—	4,397	—	41	(4,438)	—
Intercompany payable	—	—	—	977,722	(977,722)	—
Long-term debt, net of current maturities and debt issuance costs	4,310,179	234	—	57,684	—	4,368,097
Operating lease liabilities, net of current portion	17,966	809,912	—	588	—	828,466
Other long-term liabilities	(171,010)	379,635	900	(2,154)	—	207,371

Total stockholders' equity (deficit)	1,111,770	4,379,480	58,271	(798,456)	(3,639,295)	1,111,770
Total liabilities and stockholders' equity	$5,436,187	$5,872,513	$59,171	$271,959	$(4,622,968)	$7,016,862

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Condensed Consolidating Balance Sheets - continued

	December 31, 2019
				Non-
				Guarantor
			Subsidiary	Subsidiaries
		Guarantor	(100%	(100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,007	$231,866	$—	$15,104	$—	$249,977
Restricted cash	—	12,668	—	7,803	—	20,471
Other current assets	24,164	100,219	55	4,608	—	129,046
Property and equipment, net	159,139	2,411,456	—	101,958	—	2,672,553
Investments in subsidiaries	3,718,900	47,759	—	—	(3,766,659)	—
Intercompany receivable	1,031,342	—	59,116	—	(1,090,458)	—
Operating lease right-of-use assets	23,229	886,463	—	26,478	—	936,170
Other long-term assets	20,662	22,636	—	48,452	—	91,750
Intangible assets, net	—	1,390,954	—	75,937	—	1,466,891
Goodwill, net	—	1,051,968	—	31,319	—	1,083,287
Total assets	$4,980,443	$6,155,989	$59,171	$311,659	$(4,857,117)	$6,650,145

Liabilities and Stockholders' Equity
Current maturities of long-term debt	$26,695	$299	$—	$—	$—	$26,994
Other current liabilities	159,138	332,393	—	39,858	(1,490)	529,899
Accumulated losses of subsidiaries in excess of investment	—	—	—	9,946	(9,946)	—
Intercompany payable	—	104,697	—	984,298	(1,088,995)	—
Long-term debt, net of current maturities and debt issuance costs	3,680,912	341	—	57,684	—	3,738,937
Operating lease liabilities, net of current portion	19,189	814,779	—	6,317	—	840,285
Other long-term liabilities	(170,733)	420,775	900	(2,154)	—	248,788

Total stockholders' equity (deficit)	1,265,242	4,482,705	58,271	(784,290)	(3,756,686)	1,265,242
Total liabilities and stockholders' equity	$4,980,443	$6,155,989	$59,171	$311,659	$(4,857,117)	$6,650,145

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2020
				Non-
				Guarantor
			Subsidiary	Subsidiaries
		Guarantor	(100%	(100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Eliminations	Consolidated
Total revenues	$15,784	$666,416	$—	$17,646	$(19,321)	$680,525
Operating costs and expenses
Operating	—	357,571	—	15,400	—	372,971
Selling, general and administrative	—	110,919	—	2,511	—	113,430
Master lease rent expense	—	24,665	—	—	—	24,665
Maintenance and utilities	—	32,909	—	237	—	33,146
Depreciation and amortization	12,595	51,842	—	2,528	—	66,965
Corporate expense	23,920	97	—	941	—	24,958
Project development, preopening and writedowns	589	436	—	2,483	—	3,508
Impairment of assets	—	153,500	—	17,600	—	171,100
Other operating items, net	255	7,239	—	49	—	7,543
Intercompany expenses	51	19,270	—	—	(19,321)	—
Total operating costs and expenses	37,410	758,448	—	41,749	(19,321)	818,286
Equity in earnings (losses) of subsidiaries	(101,196)	(277)	—	—	101,473	—
Operating income (loss)	(122,822)	(92,309)	—	(24,103)	101,473	(137,761)
Other expense (income)
Interest expense, net	49,452	332	—	1,622	—	51,406
Loss on early extinguishments and modifications of debt	175	—	—	—	—	175
Other, net	37	(331)	—	(50)	—	(344)
Total other expense (income), net	49,664	1	—	1,572	—	51,237
Income (loss) before income taxes	(172,486)	(92,310)	—	(25,675)	101,473	(188,998)
Income tax benefit	24,927	14,951	—	1,561	—	41,439
Net income (loss)	$(147,559)	$(77,359)	$—	$(24,114)	$101,473	$(147,559)
Comprehensive income (loss)	$(146,432)	$(76,232)	$—	$(24,114)	$100,346	$(146,432)

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Condensed Consolidating Statements of Operations - continued

	Three Months Ended March 31, 2019
				Non-
				Guarantor
			Subsidiary	Subsidiaries
		Guarantor	(100%	(100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Eliminations	Consolidated
Total revenues	$21,562	$810,548	$—	$21,319	$(26,141)	$827,288
Operating costs and expenses
Operating	—	411,835	—	17,694	—	429,529
Selling, general and administrative	—	112,724	—	2,687	—	115,411
Master lease rent expense	—	23,962	—	—	—	23,962
Maintenance and utilities	—	37,834	—	266	—	38,100
Depreciation and amortization	7,228	57,082	—	2,943	—	67,253
Corporate expense	29,953	185	—	1,039	—	31,177
Project development, preopening and writedowns	2,109	112	—	1,810	—	4,031
Impairment of assets	—	—	—	—	—	—
Other operating items, net	24	175	—	—	—	199
Intercompany expenses	51	26,090	—	—	(26,141)	—
Total operating costs and expenses	39,365	669,999	—	26,439	(26,141)	709,662
Equity in earnings (losses) of subsidiaries	109,868	(147)	—	—	(109,721)	—
Operating income (loss)	92,065	140,402	—	(5,120)	(109,721)	117,626
Other expense (income)
Interest expense, net	59,032	584	—	1,608	—	61,224
Other, net	129	—	—	(14)	—	115
Total other expense (income), net	59,161	584	—	1,594	—	61,339
Income (loss) before income taxes	32,904	139,818	—	(6,714)	(109,721)	56,287
Income tax benefit (provision)	12,547	(24,440)	—	1,057	—	(10,836)
Net income (loss)	$45,451	$115,378	$—	$(5,657)	$(109,721)	$45,451
Comprehensive income (loss)	$45,916	$115,843	$—	$(5,657)	$(110,186)	$45,916

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2020
				Non-
				Guarantor
			Subsidiary	Subsidiaries
		Guarantor	(100%	(100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(46,369)	$74,724	$46	$(4,786)	$(23)	$23,592
Cash flows from investing activities
Capital expenditures	(31,153)	(15,695)	—	(1,198)	—	(48,046)
Net activity with affiliates	—	(267,724)	(46)	—	267,770	—
Net cash from investing activities	(31,153)	(283,419)	(46)	(1,198)	267,770	(48,046)
Cash flows from financing activities
Borrowings under bank credit facility	965,100	—	—	—	—	965,100
Payments under bank credit facility	(338,173)	—	—	—	—	(338,173)
Net activity with affiliates	274,323	—	—	(6,576)	(267,747)	—
Share-based compensation activities, net	(4,111)	—	—	—	—	(4,111)
Shares repurchased and retired	(11,120)	—	—	—	—	(11,120)
Dividends paid	(7,808)	—	—	—	—	(7,808)
Other financing activities	—	(107)	—	—	—	(107)
Net cash from financing activities	878,211	(107)	—	(6,576)	(267,747)	603,781
Change in cash, cash equivalents and restricted cash	800,689	(208,802)	—	(12,560)	—	579,327
Cash, cash equivalents and restricted cash, beginning of period	3,007	244,534	—	22,907	—	270,448
Cash, cash equivalents and restricted cash, end of period	$803,696	$35,732	$—	$10,347	$—	$849,775

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2020 and  December 31, 2019 and for the three months ended March 31, 2020 and 2019

______________________________________________________________________________________________________

Condensed Consolidating Statements of Cash Flows - continued

	Three Months Ended March 31, 2019
				Non-
				Guarantor
			Subsidiary	Subsidiaries
		Guarantor	(100%	(100%
(In thousands)	Parent	Subsidiaries	Owned)*	Owned)	Eliminations	Consolidated
Cash flows from operating activities
Net cash from operating activities	$(30,882)	$193,653	$—	$1,490	$(171)	$164,090
Cash flows from investing activities
Capital expenditures	(63,156)	(25,455)	—	(711)	—	(89,322)
Net activity with affiliates	—	(153,088)	—	—	153,088	—
Other investing activities	(4,620)	(7,298)	—	—	—	(11,918)
Net cash from investing activities	(67,776)	(185,841)	—	(711)	153,088	(101,240)
Cash flows from financing activities
Borrowings under bank credit facility	434,829	—	—	—	—	434,829
Payments under bank credit facility	(466,802)	—	—	—	—	(466,802)
Debt financing costs, net	(53)	—	—	—	—	(53)
Net activity with affiliates	153,873	—	—	(956)	(152,917)	—
Share-based compensation activities, net	(2,921)	—	—	—	—	(2,921)
Shares repurchased and retired	(21,653)	—	—	—	—	(21,653)
Dividends paid	(6,705)	—	—	—	—	(6,705)
Other financing activities	—	(115)	—	—	—	(115)
Net cash from financing activities	90,568	(115)	—	(956)	(152,917)	(63,420)
Change in cash, cash equivalents and restricted cash	(8,090)	7,697	—	(177)	—	(570)
Cash, cash equivalents and restricted cash, beginning of period	8,697	239,903	—	24,602	—	273,202
Cash, cash equivalents and restricted cash, end of period	$607	$247,600	$—	$24,425	$—	$272,632

*Subsidiary is a 100% owned guarantor of the 6.375% Notes and is a 100% owned non-guarantor of the 6.000% Notes and 4.750% Notes.

NOTE 12.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2020.

Belterra Park Agreement

On May 6, 2020 we entered into an agreement with Gold Merger Sub, LLC ("Gold Merger Sub"), a wholly owned subsidiary of Gaming and Leisure Properties, Inc. ("GLP"), for the acquisition of Boyd (Ohio) PropCo, LLC ("BP PropCo"), the entity that owns the real estate of Belterra Park (the "Real Estate"), with the merger consummated and the transaction closed at the time of the execution of the merger agreement.

That agreement provided that Gold Merger Sub would acquire BP PropCo via a merger (the "Merger"), which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the Real Estate by us in satisfaction of the $57.7 million promissory note (the "Note") and mortgage executed in connection with GLP’s initial financing of our acquisition of the Real Estate in October 2018.

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the Real Estate from BP PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to BP PropCo by BP OpCo was then paid by BP PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLP, subject to the prior receipt of all required governmental approvals.

Credit Agreement Amendment

The Company is party to a Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Boyd Credit Agreement"), governing its senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan A facility (the "Term Loan A Facility") and senior secured term loan B facility (collectively with the Revolving Credit Facility and the Term Loan A Facility, the "Credit Facilities"). The Boyd Credit Agreement includes, for the benefit of the Revolving Credit Facility and the Term Loan A Facility, certain financial covenants, including a maximum total net leverage ratio covenant, a maximum secured net leverage ratio covenant and a minimum interest coverage ratio covenant (collectively, the "Financial Covenants").

The calculations used to determine the Company’s compliance with the respective Financial Covenants are dependent on its Consolidated EBITDA, as defined by the Boyd Credit Agreement.  Due to the closure of the Company’s properties, the Company’s Consolidated EBITDA was significantly affected whereby it became reasonably possible that the Company may be unable to maintain compliance with the Financial Covenants.

On May 8, 2020 (the "Amendment Effective Date"), the Company entered into an Amendment No. 3 to the Boyd Credit Agreement (the "Credit Agreement Amendment"), by and among the Company, the subsidiaries of the Company party thereto, the administrative agent and the lenders party thereto.

The Credit Agreement Amendment provides that during the period (the "Covenant Relief Period") beginning on March 30, 2020 and ending on the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the Credit Agreement Amendment, the Financial Covenants under the Boyd Credit Agreement will not be tested. Instead, during the Covenant Relief Period, the Company will be required to maintain a minimum level of liquidity (calculated to include unrestricted cash and cash equivalents and unused commitments under the Revolving Credit Facility) of $250.0 million and, through the later of the end of the Covenant Relief Period and the date on which the company achieves a total net leverage ratio of no greater than 6.00 to 1.00, the Company will be subject to limitations on its ability to incur debt and liens, make investments and restricted payments and certain other transactions. In addition, the Credit Agreement Amendment, among other things, (i) amends the Financial Covenant levels that are applicable after the Covenant Relief Period and permits the Company to annualize Consolidated EBITDA for certain periods for purposes of the Financial Covenants, (ii) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 1.75%, and in the case of adjusted LIBOR rate loans, of 2.75%, (iii) provides for a 0.50% LIBOR floor and a 1.50% base rate floor, in each case, applicable to LIBOR rate loans and base rate loans under the Revolving Credit Facility and the Term Loan A Facility, (iv) provides that, for purposes of determining compliance with the conditions to credit extensions under the Revolving Credit Facility during the Covenant Relief Period, the definition of “Material Adverse Effect” shall not include effects, events, occurrences, facts, conditions or changes arising out of or resulting from or in connection with the COVID-19 pandemic and (v) makes certain other changes to the covenants and other provisions of the Existing Credit Agreement.

Other

During this period, up to the filing date, we did not identify any additional subsequent events which would require disclosure or adjustment to our financial position or results of operations.

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

RESULTS OF OPERATIONS

Recent Developments

As a result of the COVID-19 global pandemic, all of our gaming facilities have been closed since mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. We cannot predict when we will be permitted to re-open our casinos, the conditions on which we will be permitted or decide to operate upon re-opening, the extent of consumer demand upon re-opening or the negative effects on our workforce, suppliers, contractors and other partners.  Although certain states have indicated that operations of non-essential businesses, including our gaming facilities, are suspended only through a given deadline, we cannot predict whether such deadlines will be extended. Such closures have had and will continue to have a material impact on our business. COVID-19, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business following the re-opening of our facilities. The severity and duration of such business impacts cannot currently be estimated.

In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We are developing a broad range of safety protocols to be implemented at our properties when we do re-open to ensure the health and safety of our team members and our customers.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant additional measures in response to the impact of the COVID-19 pandemic on our business, including:

•	placing most of our team members on unpaid furlough, effective April 11, 2020;

•	enacting significant salary reductions among our executive leadership team and for all non-furloughed management team members;

•	suspending board of director compensation;

•	suspending all non-essential spending, including non-essential capital investment; and,

•	suspending our quarterly cash dividend and share repurchase programs.

In addition, on March 16, 2020, we borrowed $660 million under our Revolving Credit Facility and an additional $10 million under the Swing Loan facility of the Credit Facility (effectively utilizing the full borrowing capacity under the Revolving Credit Facility) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets.

Overview

	Three Months Ended
	March 31,
(In millions)	2020	2019
Total revenues	$680.5	$827.3
Operating income (loss)	(137.8)	117.6
Net income (loss)	(147.6)	45.5

Total Revenues

Total revenues decreased $146.8 million, or 17.7%, for the three months ended March 31, 2020, compared to the prior year period due primarily to the COVID-19 property closures that occurred in mid-March 2020 (the "Property Closures").

Operating Income (Loss)

Operating income (loss) decreased $255.4 million, or 217.1%, for the three months ended March 31, 2020, compared to the prior year comparable period primarily due to the Property Closures which included a $171.1 million impairment charge.

Net Income (Loss)

Net income (loss) decreased $193.0 million for the three months ended March 31, 2020, compared to the prior year comparable period. The decline is attributable to the operating income decrease of $255.4 million, as discussed above. The decline was offset by a $52.3 million decrease in the income tax provision due to the net loss and a $9.5 million decrease in interest expense, net of amounts capitalized, due to a decrease in the weighted average long-term debt balance of $156.2 million and a 0.7 percentage point decrease in the weighted average interest rate. The decline in the weighted average long-term debt balance is driven by the retirement of the $750.0 million aggregate principal amount of 6.875% senior notes due May 2023 and the early repayments of the Refinancing Term B Loans of $365.0 million, offset by the issuance in December 2019 of the $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 issued in anticipation of retiring the 6.875% senior notes and prepayments on the Refinancing Term B Loans.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 75% of revenues for both the three-month periods ended March 31, 2020 and 2019. Food & beverage revenues represent our next most significant revenue source, generating approximately 13% of revenues for both the three-month periods ended March 31, 2020 and 2019. Room revenues and other revenues separately contributed less than 10% of revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2020	2019
REVENUES
Gaming	$509.8	$620.3
Food & beverage	89.9	111.1
Room	46.7	57.2
Other	34.1	38.7
Total revenues	$680.5	$827.3

COSTS AND EXPENSES
Gaming	$238.7	$276.6
Food & beverage	89.8	102.2
Room	23.0	26.9
Other	21.4	23.9
Total costs and expenses	$372.9	$429.6

MARGINS
Gaming	53.2%	55.4%
Food & beverage	0.1%	8.0%
Room	50.7%	53.0%
Other	37.2%	38.2%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $110.5 million, or 17.8%, decrease in gaming revenues during the three months ended March 31, 2020, as compared to the corresponding period of the prior year, was due primarily to the Property Closures. Overall gaming revenue margins remained consistent period over period.

Food & Beverage

Food & beverage revenues de creased  $21.2 million, or 19.1% during th e three months ended  March 31, 2020 , as compared to the corresponding period of the prior year, due primarily to the Property Closures. Overall food & beverage margins decreased to 0.1% from 8.0% from the prior year comparable period, due primarily to an increase in cost per cover of 16.5% while average check increased by only 15.1%.

Room

Room revenues decreased$10.5 million, or 18.4%, during the three months ended March 31, 2020, as compared to the corresponding period of the prior year due primarily to the Property Closures. Overall room revenue margins remained consistent period over period.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $4.6 million or 11.8% during the three months ended March 31, 2020, as compared to the corresponding period of the prior year, due primarily to the Property Closures.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Total revenues
Las Vegas Locals	$180.8	$222.9
Downtown Las Vegas	54.1	63.0
Midwest & South	445.6	541.4
Total revenues	$680.5	$827.3

Adjusted EBITDA (1)
Las Vegas Locals	$46.8	$74.2
Downtown Las Vegas	9.9	15.0
Midwest & South	105.8	156.5
Total Reportable Segment Adjusted EBITDAR	162.5	245.7
Corporate expense	(18.1)	(22.7)
Adjusted EBITDAR	$144.4	$223.0

(1) Refer to Note 10, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues and Adjusted EBITDAR decreased by $42.1 million, or 18.9% and $27.5 million or 37.0%, respectively, during the three months ended March 31, 2020, as compared to the corresponding period of the prior year, due to the Property Closures.

Downtown Las Vegas

Total revenues and Adjusted EBITDAR de creased by $8.9 million, or 14.1% and  $5.1 million or 33.7%, respectively, during the three months ended March 31, 2020, as compared to the corresponding period of the prior year, due to the Property Closures.   We continue to tailor our marketing programs in the Downtown segment to our Hawaiian market. Our Hawaiian market represented approximately  49% and  52% during the  three months ended March 31, 2020 and 2019, of our occupied rooms in this segment.

Midwest & South

Total revenues and Adjusted EBITDAR de creased by $95.8 million, or 17.7% and $50.6 million or 32.4%, respectively, during the three months ended March 31, 2020, as compared to the corresponding periods of the prior yea r, due to the Property Closures .

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Selling, general and administrative	$113.4	$115.4
Master lease rent expense	24.7	24.0
Maintenance and utilities	33.1	38.1
Depreciation and amortization	67.0	67.3
Corporate expense	25.0	31.2
Project development, preopening and writedowns	3.5	4.0
Impairment of assets	171.1	—
Other operating items, net	7.5	0.2

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 16.7% and 14.0% during the three months ended March 31, 2020 and 2019, respectively. The increase is due to the reduction of revenues as a result of Property Closures along with the continued fixed costs incurred during the closure period.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to a master lease agreement with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 3.6% and 2.9% during the three months ended March 31, 2020 and 2019, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were relatively consistent at 4.9% and 4.6% during the three months ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 9.8% and 8.1% during the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expense remained consistent from period to period therefore the percentage increase is attributable to the revenue decline as a result of the Property Closures.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.7% and 3.8% of revenues during the three months ended March 31, 2020 and 2019, respectively.

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

Impairment of Assets

Impairment of assets for the three months ended March 31, 2020 include non-cash impairment charges of $8.0 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $8.9 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct and non-reimbursable costs associated with the Property Closures, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the three months ended March 31, 2020, $7.2 million of other operating items, net, related to incremental, nonrecurring costs associated with the Property Closures.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Interest Expense, net	$51.4	$61.2
Average Long-Term Debt Balance (1)	3,883.4	4,039.6
Weighted Average Interest Rates	5.0%	5.7%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2020, decreased $9.8 million or 16.0%, as compared to the prior year. The impact is attributable to a decrease in the average long-term debt balance of $156.2 million for the three months ended March 31, 2020, which is driven by the retirement of the $750.0 million aggregate principal amount of 6.875% senior notes due May 2023 and the early repayments of the Refinancing Term B Loans of $365.0 million, offset by the issuance in December 2019 of the $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 issued in anticipation of retiring the 6.875% senior notes and prepayments on the Refinancing Term B Loans. In addition, the weighted average interest rate percentage point decreased by 0.7 for the three months ended March 31, 2020, respectively, which is driven by a decrease in the underlying Eurodollar rate.

Income Taxes

The effective tax rate on income during the three months ended March 31, 2020 and 2019 were 21.9% and 19.3%, respectively. The tax provision for the three months ended March 31, 2020 was adversely impacted by the creation of a valuation allowance applied to certain state deferred tax assets, including state net operating loss carryforwards. Certain state operations forecasted losses for the year have resulted in negative evidence that tax attributes may expire before utilization or the jurisdiction no longer has recent cumulative earnings to support an objective and verifiable source of income. In addition, the provision for the three months ended March 31, 2020 was unfavorably impacted by certain nondeductible expenses. Our tax rates for the three months ended March 31, 2020 and 2019 were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. The tax provision for the three months ended March 31, 2019 was unfavorably impacted by state taxes and certain nondeductible expenses.

As a result of and response to the COVID-19 pandemic, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and it was signed into law on March 27, 2020. Included in the CARES Act are provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, interest expense deductions, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the provisions of the CARES Act but we expect to benefit from the payroll tax credits offered therein.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

At March 31, 2020 and December 31, 2019, we had balances of cash and cash equivalents of $831.2 million and $250.0 million, respectively. In addition, we held restricted cash balances of $18.5 million and $20.5 million at March 31, 2020 and December 31, 2019, respectively. On March 16, 2020 the Company drew down $670.0 million under our revolving credit facility leaving availability of $3.0 million as of March 31, 2020, effectively utilizing the full borrowing capacity under the revolving credit facility.

During the Property Closures, the Company will use cash on hand to fund day-to-day operational expenses, interest and tax payments, as well as other necessary business expenditures. We believe that current cash balances together with cash flows from operating activities following the reopening of our facilities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See "Indebtedness", below, for further detail regarding the bank credit facility.

The Company may seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings.

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net cash provided by operating activities	$23.5	$164.1

Cash flows from investing activities
Capital expenditures	(48.0)	(89.3)
Other investing activities	—	(11.9)
Net cash used in investing activities	(48.0)	(101.2)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	626.9	(32.0)
Debt issuance costs	—	(0.1)
Dividends paid	(7.8)	(6.7)
Shares repurchased and retired	(11.1)	(21.7)
Other financing activities	(4.2)	(3.0)
Net cash provided by (used in) financing activities	603.8	(63.5)
Increase (decrease) in cash, cash equivalents and restricted cash	$579.3	$(0.6)

Cash Flows from Operating Activities

During the three months ended March 31, 2020 and 2019, we generated net operating cash flow of $23.5 million and $164.1 million, respectively. Generally, operating cash flows decreased during 2020 as compared to the prior year period due to the Property Closures in March 2020 and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2020 and 2019, we incurred net cash outflows for investing activities of $48.0 million and $101.2 million, respectively, related primarily to the purchase of real estate, information technology purchases for new software and acquisition-related costs.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows from financing activities in the three months ended March 31, 2020, reflect primarily the additional borrowings under our Revolving Credit Facility to preserve liquidity during the closure period. The outflows in 2020 reflect the use of cash flow to repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows from financing activities in the three months ended March 31, 2019, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2020	December 31, 2019	Increase / (Decrease)
Bank credit facility	$1,932.6	$1,305.7	$626.9
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
4.750% senior notes due 2027	1,000.0	1,000.0	—
Other	58.2	58.3	(0.1)
Total long-term debt	4,440.8	3,814.0	626.8
Less current maturities	27.0	27.0	—
Long-term debt, net of current maturities	$4,413.8	$3,787.0	$626.8

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	March 31,	December 31,
(In millions)	2020	2019
Revolving Credit Facility	$865.0	$235.0
Term A Loan	230.8	234.3
Refinancing Term B Loans	771.9	795.0
Swing Loan	64.9	41.4
Total outstanding principal amounts under the bank credit facility	$1,932.6	$1,305.7

With a total revolving credit commitment of $945.5 million available under the bank credit facility, $865.0 million was borrowed on the Revolving Credit Facility, $64.9 million was borrowed on the Swing Loan and $12.6 million allocated to support various letters of credit, leaving a remaining contractual availability of $3.0 million as of March 31, 2020. As discussed in the Overview section above, as a precautionary measure to increase liquidity during the uncertainty of COVID-19, the Company has increased the borrowings on its Revolving Credit Facility by $670.0 million on March 16, 2020.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.8% at March 31, 2020 and 3.8% at December 31, 2019.

Debt Service Requirements

Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 4.750% to 6.375%) and principal repayments of our 6.375% senior notes due April 2026, our 6.000% senior notes due August 2026 and our 4.750% senior notes due December 2027.

Covenant Compliance

As of March 31, 2020, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Although we were in compliance with our debt covenants as of the end of first quarter, the effects of the COVID-19 pandemic on our Company made it reasonably possible that we may not meet one or more of our financial covenants under our existing debt agreements in subsequent quarters of 2020. On May 8, 2020, we amended our credit facility to, among other things, waive the financial covenants  for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment. See Note 12, Subsequent Events, in the notes to the condensed consolidated financial statements (unaudited) for further discussion of the amendment.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, essentially a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing bank credit facility, to the extent that borrowing capacity remains under that agreement, as well as from other funding sources as provided under our debt agreements.

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million. During the three months ended March 31, 2020 and 2019, we repurchased 0.7 million shares and 0.8 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under the share repurchase program. We are not obligated to purchase any shares under our stock repurchase program. We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2018	December 28, 2018	January 15, 2019	$0.06
March 4, 2019	March 15, 2019	April 15, 2019	0.06
December 17, 2019	December 27, 2019	January 15, 2020	0.07

On March 25, 2020, the Company announced that the cash dividend program has been suspended to help mitigate the financial impact of the COVID-19 pandemic.

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash flows from operations following the reopening of our facilities and availability under our Revolving Credit Facility, to the extent borrowing capacity exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties ranges from between $90 million and $110 million. We fund our capital expenditures through cash on hand, our bank credit facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe, to develop and manage a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. This cost will be reimbursed to us from the cash flows of the business following the opening of the facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. With the compact now in place, we are in the process of finalizing the project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our bank credit facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources, to the extent such financing is available.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Critical Accounting Policies

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on February 27, 2020.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The current closure of all our facilities, including the duration of such closures and business impacts following reopening.
•	The continued impact of COVID-19 on the gaming industry generally, including changes in customer behavior and preferences.
•	The continuing impact of temporary and ongoing unemployment as a result of the closure of non-essential business in response to COVID-19.
•	The effects of intense competition that exists in the gaming industry.
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
•

The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of economic recession, pandemic, war, terrorist or similar activity or natural or man-made disasters in, at, or around our properties.

•	The risk that we fail to adapt our business and amenities to changing customer preferences.
•	Our ability to continue to negotiate collective bargaining agreements with the unions that represent certain of our employees.
•	The effect of unusual gaming hold percentages in any given period.
•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.
•	The effect of the expansion of legalized gaming in the regions in which we operate.
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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2019, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2020, our long-term variable-rate borrowings represented approximately 43.5% of total long-term debt. Based on March 31, 2020 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $19.3 million.

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

Item 1A.     Risk Factors

The outbreak of the novel coronavirus (“COVID-19”) and the public response has had and will likely continue to have an adverse effect on our business, operations, financial condition and results.

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities have been closed since mid-March 2020 in response to orders from public officials and government regulations. We cannot predict for how long public officials in each state will require that our operations remain closed, nor the extent to which our operations will be restricted by capacity or social-distancing or other requirements once we are permitted to re-open or the effect of any such restrictions. Decisions by public officials in this regard will depend on many factors beyond our control and that remain uncertain in light of on-going developments related to the pandemic, including development of preventative or treatment protocols. Our inability to operate our facilities is having a negative impact on all aspects of our business, operations, financial condition and results and such negative impacts will persist to the extent we are unable to safely re-open our facilities at normal capacity.

We cannot predict over any time period the extent to which the global pandemic and public response will negatively affect demand for our facilities once re-opened.

The extent to which our customers will be willing to return to our facilities will depend on, among other factors, the public perception of continuing health risks associated with public gatherings and the impact on the customer experience of necessary health and safety measures implemented at the direction of State and local governments and gaming regulators. For example, we may be required for some period of time to reduce the offering of certain amenities (because such amenities must remain closed) or otherwise limit the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing (e.g., only operating every other device) and substantially limiting restaurant seating (e.g., removing every other seat). Such measures may impact customer behavior and business demand, and the duration of such potential impact is unknown at this time. Our business, operations, financial condition and results would be materially, negatively affected to the extent demand for our casinos and customer preference and behavior is altered as a result of the COVID-19 pandemic and public response.

Our business, operations, financial condition and results has been, and will continue to be, negatively affected as a result of closing all of our gaming facilities due to the COVID-19 pandemic. In addition, to the extent that the impact of the COVID-19 pandemic and public response on the economy negatively affects discretionary spending patterns following the reopening of our facilities, we may continue to be negatively affected. The COVID-19 pandemic has had and is expected to continue to have lingering impacts with respect to unemployment and discretionary spending. For example, as a result of the COVID-19 pandemic, we have furloughed substantially all of our 25,000 employees, as have many other businesses in the gaming and hospitality industries. Such measures have significantly increased economic and demand uncertainty and may potentially cause regional, national or global recessions. Potential significant increases in unemployment (and the lingering impacts of temporary unemployment after furloughed workers return to work) is likely to have a negative impact on demand for gaming facilities once our operations resume, and these impacts could exist for an extensive period of time. Demand for gaming facilities may further be negatively impacted by the adverse changes in the perceived or actual economic climate and declines in income levels and loss of personal wealth. The consequences of the foregoing on our expectations of our future earnings may require us to recognize impairments or other negative accounting outcomes.

The foregoing may also negatively affect our workforce, suppliers, contractors and other partners. We cannot predict the extent to which the above factors will cause our costs to increase, supply chain disruptions, labor shortages, logistics constraints or business failures or inability to provide services or products for our partners.

As a result of all of the foregoing, we may be required to raise additional capital in the future and our access to and terms of financing will depend on, among other things, economic conditions, conditions in the financial markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Although we expect to attempt to utilize any tax or other benefits created pursuant to legislation responses to the COVID-19 pandemic, we cannot assure you that we will remain eligible for such benefits or that such benefits will not be reduced, eliminated or delayed.

The current and future impact of the COVID-19 pandemic and public response is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows and liquidity. To the extent the COVID-19 pandemic and public response adversely affects our business, operations, financial condition and operating results, it may also exacerbate many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There were no other material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2020. For additional information, see below under Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2020 through January 31, 2020	—	$—	—	$72,508,077
February 1, 2020 through February 29, 2020	—	—	—	72,508,077
March 1, 2020 through March 31, 2020	682,596	16.29	682,596	61,387,399
Totals	682,596		682,596	$61,387,399

Share Repurchase Program

As of March 31, 2020, the Company’s share repurchase program had $61.4 million remaining. The share repurchase program does not have an expiration date and we are not obligated to purchase any shares under the program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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

We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger entered into as of May 6, 2020, by and among Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC and Boyd TCIV, LLC.	Filed electronically herewith

10.1	Amendment No. 3 dated as of May 8, 2020 among the Company and certain financial institutions and Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the three months ended March 31, 2020 and 2019, iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2020.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer