Form 10-Q
period 2020-06-30
BOYD GAMING CORP
filed 2020-08-06
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

 ____________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 111,386,881.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2020

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,308,347	$249,977
Restricted cash	17,086	20,471
Accounts receivable, net	35,234	54,864
Inventories	25,013	22,101
Prepaid expenses and other current assets	64,710	46,481
Income taxes receivable	5,477	5,600
Total current assets	1,455,867	399,494
Property and equipment, net	2,573,559	2,672,553
Operating lease right-of-use assets	946,333	936,170
Other assets, net	93,531	91,750
Intangible assets, net	1,395,438	1,466,891
Goodwill, net	971,287	1,083,287
Total assets	$7,436,015	$6,650,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$101,311	$91,003
Current maturities of long-term debt	27,002	26,994
Accrued liabilities	380,161	438,896
Income tax payable	1,418	—
Total current liabilities	509,892	556,893
Long-term debt, net of current maturities and debt issuance costs	4,893,880	3,738,937
Operating lease liabilities, net of current portion	865,461	840,285
Deferred income taxes	84,603	162,695
Other long-term tax liabilities	3,935	3,840
Other liabilities	72,766	82,253
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,384,955 and 111,542,108 shares outstanding	1,114	1,115
Additional paid-in capital	879,373	883,715
Retained earnings	124,839	380,942
Accumulated other comprehensive income (loss)	152	(530)
Total stockholders' equity	1,005,478	1,265,242
Total liabilities and stockholders' equity	$7,436,015	$6,650,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues
Gaming	$185,111	$633,659	$694,876	$1,253,912
Food & beverage	10,661	112,047	100,545	223,137
Room	6,918	61,097	53,645	118,341
Other	7,169	39,329	41,318	78,030
Total revenues	209,859	846,132	890,384	1,673,420
Operating costs and expenses
Gaming	76,761	282,593	315,461	559,209
Food & beverage	16,745	103,477	106,584	205,628
Room	5,097	27,799	28,082	54,681
Other	2,169	24,748	23,616	48,628
Selling, general and administrative	60,268	116,701	173,698	232,112
Master lease rent expense	25,413	24,431	50,078	48,393
Maintenance and utilities	21,654	39,707	54,800	77,807
Depreciation and amortization	69,213	68,051	136,178	135,304
Corporate expense	13,963	26,913	38,921	58,090
Project development, preopening and writedowns	3,825	4,915	7,333	8,946
Impairment of assets	—	—	171,100	—
Other operating items, net	1,099	105	8,642	304
Total operating costs and expenses	296,207	719,440	1,114,493	1,429,102
Operating income (loss)	(86,348)	126,692	(224,109)	244,318
Other expense (income)
Interest income	(569)	(816)	(1,008)	(922)
Interest expense, net of amounts capitalized	59,208	61,233	111,053	122,563
Loss on early extinguishments and modifications of debt	412	508	587	508
Other, net	115	(455)	(229)	(340)
Total other expense, net	59,166	60,470	110,403	121,809
Income (loss) before income taxes	(145,514)	66,222	(334,512)	122,509
Income tax benefit (provision)	36,970	(17,738)	78,409	(28,574)
Net income (loss)	$(108,544)	$48,484	$(256,103)	$93,935

Basic net income (loss) per common share	$(0.96)	$0.43	$(2.26)	$0.83
Weighted average basic shares outstanding	113,257	113,318	113,482	113,329

Diluted net income (loss) per common share	$(0.96)	$0.43	$(2.26)	$0.83
Weighted average diluted shares outstanding	113,257	113,795	113,482	113,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$(108,544)	$48,484	$(256,103)	$93,935
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(445)	(12)	682	453
Comprehensive income (loss)	$(108,989)	$48,472	$(255,421)	$94,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(147,559)	—	(147,559)
Comprehensive income, net of tax	—	—	—	—	1,127	1,127
Stock options exercised	3,000	—	25	—	—	25
Release of restricted stock units, net of tax	76,502	1	(767)	—	—	(766)
Release of performance stock units, net of tax	241,118	2	(3,372)	—	—	(3,370)
Shares repurchased and retired	(682,596)	(6)	(11,114)	—	—	(11,120)
Share-based compensation costs	—	—	8,191	—	—	8,191
Balances, March 31, 2020	111,180,132	1,112	876,678	233,383	597	1,111,770
Net loss	—	—	—	(108,544)	—	(108,544)
Comprehensive loss, net of tax	—	—	—	—	(445)	(445)
Stock options exercised	1,000	—	8	—	—	8
Release of restricted stock units, net of tax	183,741	2	(6)	—	—	(4)
Release of performance stock units, net of tax	20,082	1	—	—	—	1
Shares repurchased and retired	—	(1)	—	—	—	(1)
Share-based compensation costs	—	—	2,693	—	—	2,693
Balances, June 30, 2020	111,384,955	$1,114	$879,373	$124,839	$152	$1,005,478

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	45,451	—	45,451
Comprehensive income, net of tax	—	—	—	—	465	465
Stock options exercised	137,063	1	1,261	—	—	1,262
Release of restricted stock units, net of tax	46,958	—	(418)	—	—	(418)
Release of performance stock units, net of tax	270,960	3	(3,768)	—	—	(3,765)
Shares repurchased and retired	(830,100)	(8)	(21,645)	—	—	(21,653)
Dividends declared ($0.06 per share)	—	—	—	(6,683)	—	(6,683)
Share-based compensation costs	—	—	9,709	—	—	9,709
Balances, March 31, 2019	111,381,986	1,114	877,470	292,125	(600)	1,170,109
Net income	—	—	—	48,484	—	48,484
Comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Stock options exercised	—	—	—	—	—	—
Release of restricted stock units, net of tax	13,075	1	(136)	—	—	(135)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(245,221)	(4)	(6,104)	—	—	(6,108)
Dividends declared ($0.07 per share)	—	—	—	(7,781)	—	(7,781)
Share-based compensation costs	—	—	8,158	—	—	8,158
Balances, June 30, 2019	111,149,840	$1,111	$879,388	$332,828	$(612)	$1,212,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(256,103)	$93,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,178	135,304
Amortization of debt financing costs and discounts on debt	5,307	4,681
Non-cash operating lease expense	34,225	16,468
Share-based compensation expense	10,884	17,867
Deferred income taxes	(78,092)	26,478
Non-cash impairment of assets	171,100	—
Loss on early extinguishments and modifications of debt	587	508
Other operating activities	4,738	303
Changes in operating assets and liabilities:
Accounts receivable, net	19,630	(6,675)
Inventories	(2,912)	(173)
Prepaid expenses and other current assets	(19,275)	(574)
Income taxes (receivable) payable, net	1,541	(1,290)
Other assets, net	(1,113)	(4,902)
Accounts payable and accrued liabilities	(54,763)	(6,583)
Operating lease liabilities	(34,225)	(16,468)
Other long-term tax liabilities	95	102
Other liabilities	9,393	5,331
Net cash provided by (used in) operating activities	(52,805)	264,312
Cash Flows from Investing Activities
Capital expenditures	(75,916)	(126,154)
Cash paid for acquisitions, net of cash received	—	(5,535)
Other investing activities	—	(23,259)
Net cash used in investing activities	(75,916)	(154,948)
Cash Flows from Financing Activities
Borrowings under bank credit facility	965,100	776,029
Payments under bank credit facility	(344,848)	(851,076)
Proceeds from issuance of senior notes	600,000	—
Debt financing costs, net	(12,918)	(60)
Share-based compensation activities, net	(4,106)	(3,056)
Shares repurchased and retired	(11,121)	(27,761)
Dividends paid	(7,808)	(13,389)
Other financing activities	(593)	(176)
Net cash provided by (used in) financing activities	1,183,706	(119,489)
Change in cash, cash equivalents and restricted cash	1,054,985	(10,125)
Cash, cash equivalents and restricted cash, beginning of period	270,448	273,202
Cash, cash equivalents and restricted cash, end of period	$1,325,433	$263,077
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$112,220	$117,985
Cash paid for (received from) income taxes	(1,448)	3,458
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$12,250	$2,735
Mortgage settlement in exchange for real estate	57,684	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

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

Going Concern Matters and Management's Assessment

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid- March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of July 1, 2020, 26 of our 29 gaming facilities have re-opened, subject to various health and safety measures, including occupancy limitations. Three of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. The closures of our properties had a material impact on our business, and COVID-19, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated.

In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The ultimate impact of the COVID- 19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID- 19 outbreak, new information which may emerge concerning the severity of the COVID- 19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including:

•	suspending board of director compensation and enacted significant salary reductions among our executive leadership team;

•	suspending all non-essential spending, including non-essential capital investment;

•	suspending our quarterly cash dividend and share repurchase programs;

•	adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and,

•

reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time.

On March 16, 2020, we borrowed $660 million under our Revolving Credit Facility and an additional $10 million under the Swing Loan facility of the Credit Facility (effectively utilizing the full borrowing capacity under the Revolving Credit Facility) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets. On May 8, 2020, we amended our credit facility to, among other things, waive the financial covenants for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment. On  May 21, 2020, we issued $600 million aggregate principal amount of 8.625% senior notes due 2025 to further increase our cash position.

Due to the adverse impacts of COVID-19 on our business, we currently anticipate funding our operations over the next 12 months with the cash being generated by our re-opened properties, supplemented, if necessary, by the cash we currently have available. We assessed the recoverability of our assets as of the end of first quarter considering our then current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $171.1 million in the first quarter of 2020. There were no additional impairment charges recognized in second quarter 2020. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to additional impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2020	2019	2019	2018
Cash and cash equivalents	$1,308,347	$249,977	$239,411	$249,417
Restricted cash	17,086	20,471	23,666	23,785
Total cash, cash equivalents and restricted cash	$1,325,433	$270,448	$263,077	$273,202

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Food & beverage	$5,235	$53,124	$49,415	$107,041
Rooms	3,069	24,043	22,155	47,316
Other	172	3,764	3,054	7,229

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $34.8 million and $139.1 million for the three months ended June 30, 2020 and 2019, respectively, and $144.8 million and $274.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

Recently Adopted Accounting Pronouncement

In March 2020, the SEC amended Rules 3-10 and 3-16 of Regulation S-X, narrowing the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those separate statements. The final rule also allows us to replace the condensed consolidating financial information for our subsidiary guarantors and non-guarantors that had been provided in the footnotes of our previous filings with the simplified disclosure that is now included within our Management’s Discussion and Analysis. This rule is effective January 4, 2021 with early adoption permitted. The Company elected to early adopt this rule during the three months ended June 30, 2020.

Accounting Standards Update ("ASU") Reference Rate Reform, Topic 848 ("Update 2020-04")

In March 2020, the FASB issued Update 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. Update 2020-04 was effective upon issuance and may be applied prospectively through December 31, 2022. The application of Update 2020-04 is not expected to have a material impact on the condensed consolidated financial statements.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Land	$322,406	$324,501
Buildings and improvements	3,044,228	3,090,974
Furniture and equipment	1,643,821	1,596,395
Riverboats and barges	241,043	241,036
Construction in progress	77,165	56,069
Total property and equipment	5,328,663	5,308,975
Less accumulated depreciation	2,755,104	2,636,422
Property and equipment, net	$2,573,559	$2,672,553

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Depreciation expense	$64,368	$60,852	$126,497	$120,897

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.0	$68,100	$(47,330)	$—	$20,770
Host agreements	12.9	58,000	(8,056)	—	49,944
Development agreement	—	21,373	—	—	21,373
		147,473	(55,386)	—	92,087

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(21,200)	182,800
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(243,374)	1,303,351
Balances, June 30, 2020		$1,728,158	$(89,346)	$(243,374)	$1,395,438

	December 31, 2019
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.5	$68,100	$(39,598)	$—	$28,502
Host agreements	13.4	58,000	(6,122)	—	51,878
Development agreement	—	21,373	—	—	21,373
		147,473	(45,720)	—	101,753

Indefinite lived intangible assets
Trademarks	Indefinite	206,687	—	(4,300)	202,387
Gaming license rights	Indefinite	1,376,685	(33,960)	(179,974)	1,162,751
		1,583,372	(33,960)	(184,274)	1,365,138
Balances, December 31, 2019		$1,730,845	$(79,680)	$(184,274)	$1,466,891

Goodwill, net consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, June 30, 2020	$1,267,362	$(6,134)	$(289,941)	$971,287

The following table sets forth the changes in our goodwill, net, during the six months ended June 30, 2020.

(In thousands)	Goodwill, Net
Balance, January 1, 2020	$1,083,287
Additions	—
Impairments	(112,000)
Balance, June 30, 2020	$971,287

The Company has evaluated whether events or circumstances had occurred that would indicate it is more likely than not that any of our goodwill or other intangible assets were impaired. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of October 1, 2019, changes in discount rates, and the expected impact of the COVID-19 pandemic on future revenues and cash flows. Based on this evaluation, we concluded that triggering events had occurred, and we reviewed our assets for impairment. For purposes of this review, we updated the discount rates to reflect the increased uncertainty of the cash flows and also updated revenue and cash flow forecasts. As a result of this review, we recorded impairment charges in our first quarter 2020 results totaling $171.1 million. Of this total, $112.0 million was for impairments of goodwill, $42.2 million for impairments of gaming license rights and $16.9 million for the impairments of trademarks.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Payroll and related expenses	$55,719	$99,602
Interest	39,804	32,239
Gaming liabilities	61,453	64,465
Player loyalty program liabilities	36,593	32,983
Advance deposits	13,630	22,854
Outstanding chip liabilities	6,059	7,394
Dividend payable	—	7,808
Operating lease liabilities	91,259	87,686
Other accrued liabilities	75,644	83,865
Total accrued liabilities	$380,161	$438,896

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2020
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	June 30, 2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.850%	$1,925,887	$(562)	$(12,433)	$1,912,892
6.375% senior notes due 2026	6.375%	750,000	—	(7,609)	742,391
6.000% senior notes due 2026	6.000%	700,000	—	(8,546)	691,454
4.750% senior notes due 2027	4.750%	1,000,000	—	(14,610)	985,390
8.625% senior notes due 2025	8.625%	600,000	—	(11,702)	588,298
Other	5.220%	457	—	—	457
Total long-term debt		4,976,344	(562)	(54,900)	4,920,882
Less current maturities		27,002	—	—	27,002
Long-term debt, net		$4,949,342	$(562)	$(54,900)	$4,893,880

	December 31, 2019
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	December 31, 2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.753%	$1,305,634	$(671)	$(14,255)	$1,290,708
6.375% senior notes due 2026	6.375%	750,000	—	(8,271)	741,729
6.000% senior notes due 2026	6.000%	700,000	—	(9,244)	690,756
4.750% senior notes due 2027	4.750%	1,000,000	—	(15,584)	984,416
Other	11.138%	58,322	—	—	58,322
Total long-term debt		3,813,956	(671)	(47,354)	3,765,931
Less current maturities		26,994	—	—	26,994
Long-term debt, net		$3,786,962	$(671)	$(47,354)	$3,738,937

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Revolving Credit Facility	$865,000	$235,000
Term A Loan	227,275	234,300
Refinancing Term B Loans	768,712	795,034
Swing Loan	64,900	41,300
Total outstanding principal amounts under the bank credit facility	$1,925,887	$1,305,634

With a total revolving credit commitment of $945.5 million available under the bank credit facility, $865.0 million was borrowed on the Revolving Credit Facility, $64.9 million was borrowed on the Swing Loan and $12.6 million allocated to support various letters of credit, leaving a remaining contractual availability of $3.0 million as of June 30, 2020. As a precautionary measure to increase liquidity due to the uncertainty of COVID-19, the Company increased the borrowings on its Revolving Credit Facility by $670.0 million on March 16, 2020.

Bank Credit Agreement Amendment

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

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

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the Real Estate from BP PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to BP PropCo by BP OpCo was then paid by BP PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLP, subject to the prior receipt of all required governmental approvals. As a result of the transaction, the Company recorded an operating lease right-of-use-asset and operating lease liability of $40.9 million on the condensed consolidated balance sheet as of the transaction date. The operating lease right-of-use asset and operating lease liability were valued by utilizing a discount rate of 11.1% and a maturity date of April 30, 2031. For the six months ended June 30, 2020, the cost and operating cash flow outflow related to the lease was $1.1 million.

8.625% Senior Notes due June 2025

On May 21, 2020, we issued $600 million aggregate principal amount of 8.625% senior notes due June 2025 (the "8.625% Notes"). The 8.625% Notes require semi-annual interest payments on June 1 and December 1 of each year, commencing on December 1, 2020. The 8.625% Notes will mature on June 1, 2025 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 8.625% Notes were used for general corporate purposes, including working capital and to pay fees and expenses related to the offering.

In conjunction with the issuance of the 8.625% Notes, we incurred approximately $12.0 million in debt financing costs that have been deferred and are being amortized over the term of the 8.625% Notes using the effective interest method.

At any time prior to June 1, 2022, we may redeem the 8.625% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. After June 1, 2022, we may redeem all or a portion of the 8.625% Notes at redemption prices (expressed as percentages of the principal amount) ranging from 104.313% in 2022 to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 (the "4.750% Notes").  In connection with the private placement of the 4.750% Notes, we entered into a registration agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 4.750% Notes. The exchange offer commenced on July 15, 2020 and will expire on August 14, unless we extend the offer.

Covenant Compliance

As of  June 30, 2020, we believe that we were in compliance with the covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
As of June 30, 2020, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million, which as of June 30, 2020, we had  $61.4 million remaining under the plan. On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID- 19 pandemic.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Shares repurchased (1)	—	245	683	1,075
Total cost, including brokerage fees	$—	$6,107	$11,121	$27,760
Average repurchase price per share (2)	$—	$24.90	$16.29	$25.82

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Gaming	$141	$167	$353	$361
Food & beverage	27	32	67	69
Room	13	15	32	33
Selling, general and administrative	720	849	1,796	1,837
Corporate expense	1,792	7,095	8,636	15,567
Total share-based compensation expense	$2,693	$8,158	$10,884	$17,867

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

NOTE 8.     FAIR VALUE MEASUREMENTS

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,308,347	$1,308,347	$—	$—
Restricted cash	17,086	17,086	—	—
Investment available for sale	16,867	—	—	16,867

Liabilities
Contingent payments	$1,275	$—	$—	$1,275

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,977	$249,977	$—	$—
Restricted cash	20,471	20,471	—	—
Investment available for sale	16,151	—	—	16,151

Liabilities
Contingent payments	$1,712	$—	$—	$1,712

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  June 30, 2020 and December 31, 2019.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  June 30, 2020 and  December 31, 2019 is a discount rate of 9.4% and 10.5%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  June 30, 2020 and December 31, 2019, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2020 and December 31, 2019, $16.3 million and $15.6 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.6 million and $2.7 million, as of  June 30, 2020 and December 31, 2019, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at both  June 30, 2020 and December 31, 2019, is a discount rate of 6.2%. At both  June 30, 2020 and December 31, 2019, there was a current liability of $0.9 million, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at  June 30, 2020 and December 31, 2019, of $0.4 million and $0.8 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$17,745	$(1,520)	$16,452	$(2,280)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	39	(22)	37	(36)
Included in other comprehensive income (loss)	(367)	—	(16)	—
Included in other items, net	—	238	—	4
Purchases, sales, issuances and settlements:
Settlements	(550)	29	(510)	240
Balance at end of reporting period	$16,867	$(1,275)	$15,963	$(2,072)

	Six Months Ended
	June 30, 2020		June 30, 2019
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,151	$(1,712)	$15,772	$(2,407)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	78	(48)	75	(76)
Included in other comprehensive income (loss)	1,188	—	626	—
Included in other items, net	—	221	—	(61)
Purchases, sales, issuances and settlements:
Settlements	(550)	264	(510)	472
Balance at end of reporting period	$16,867	$(1,275)	$15,963	$(2,072)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	June 30, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$27,196	$22,695	$27,651	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$28,118	$23,300	$28,780	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,925,887	$1,912,892	$1,873,297	Level 2
6.375% senior notes due 2026	750,000	742,391	712,500	Level 1
6.000% senior notes due 2026	700,000	691,454	652,750	Level 1
4.750% senior notes due 2027	1,000,000	985,390	860,000	Level 1
8.625% senior notes due 2025	600,000	588,298	625,500	Level 1
Other	457	457	457	Level 3
Total debt	$4,976,344	$4,920,882	$4,724,504

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,305,634	$1,290,708	$1,308,846	Level 2
6.375% senior notes due 2026	750,000	741,729	806,250	Level 1
6.000% senior notes due 2026	700,000	690,756	750,750	Level 1
4.750% senior notes due 2027	1,000,000	984,416	1,038,750	Level 1
Other	58,322	58,322	58,322	Level 3
Total debt	$3,813,956	$3,765,931	$3,962,918

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  June 30, 2020 and December 31, 2019. The estimated fair values of our Senior Notes are based on quoted market prices as of  June 30, 2020 and December 31, 2019. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, of which began in 2018 and was extinguished in May 2020; and (2) finance leases with various maturity dates from 2020 to 2026. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2020 and 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

NOTE 9.    SEGMENT INFORMATION

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended June 30, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$40,846	$3,367	$2,383	$2,095	$48,691
Downtown Las Vegas	3,140	882	327	315	4,664
Midwest & South	141,125	6,412	4,208	4,759	156,504
Total Revenues	$185,111	$10,661	$6,918	$7,169	$209,859

	Three Months Ended June 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$142,754	$38,970	$26,445	$12,777	$220,946
Downtown Las Vegas	34,816	14,435	7,103	8,114	64,468
Midwest & South	456,089	58,642	27,549	18,438	560,718
Total Revenues	$633,659	$112,047	$61,097	$39,329	$846,132

	Six Months Ended June 30, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$157,164	$34,538	$24,364	$13,389	$229,455
Downtown Las Vegas	32,985	12,607	6,475	6,710	58,777
Midwest & South	504,727	53,400	22,806	21,219	602,152
Total Revenues	$694,876	$100,545	$53,645	$41,318	$890,384

	Six Months Ended June 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$286,397	$78,026	$52,649	$26,724	$443,796
Downtown Las Vegas	68,755	28,538	14,301	15,900	127,494
Midwest & South	898,760	116,573	51,391	35,406	1,102,130
Total Revenues	$1,253,912	$223,137	$118,341	$78,030	$1,673,420

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2020 and  December 31, 2019 and for the three and six months ended June 30, 2020 and 2019

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Adjusted EBITDAR
Las Vegas Locals	$2,858	$71,449	$49,620	$145,683
Downtown Las Vegas	(7,220)	15,902	2,736	30,927
Midwest & South	32,655	165,064	138,484	321,535
Total Reportable Segment Adjusted EBITDAR	28,293	252,415	190,840	498,145
Corporate expense	(12,171)	(19,819)	(30,285)	(42,524)
Adjusted EBITDAR	16,122	232,596	160,555	455,621

Other operating costs and expenses
Deferred rent	227	244	449	489
Master lease rent expense	25,413	24,431	50,078	48,393
Depreciation and amortization	69,213	68,051	136,178	135,304
Share-based compensation expense	2,693	8,158	10,884	17,867
Project development, preopening and writedowns	3,825	4,915	7,333	8,946
Impairment of assets	—	—	171,100	—
Other operating items, net	1,099	105	8,642	304
Total other operating costs and expenses	102,470	105,904	384,664	211,303
Operating income (loss)	$(86,348)	$126,692	$(224,109)	$244,318

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2020	2019
Assets
Las Vegas Locals	$1,726,520	$1,804,476
Downtown Las Vegas	208,291	212,936
Midwest & South	4,009,151	4,229,174
Total Reportable Segment Assets	5,943,962	6,246,586
Corporate	1,492,053	403,559
Total Assets	$7,436,015	$6,650,145

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2020. During this period, up to the filing date, we did not identify any additional subsequent events, other than the filing of the required registration statement and commencement of the exchange offer for the 4.750% Notes disclosed in Note 5, Long-Term Debt, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of July 1, 2020, 26 of our 29 gaming facilities have re-opened, subject to various health and safety measures, including occupancy limitations. Three of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. The closures of our properties had a material impact on our business, and COVID-19, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated.

In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including:

•	suspending board of director compensation and enacted significant salary reductions among our executive leadership team;

•	suspending all non-essential spending, including non-essential capital investment;

•	suspending our quarterly cash dividend and share repurchase programs;

•	adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and,

•

reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time.

We currently anticipate funding our operations over the next 12 months with the cash generated from property operations, to the extent our properties remain open, supplemented, as necessary, by the cash we currently have available. To increase our cash position and preserve financial flexibility in light of uncertainty in the global markets, on March 16, 2020, we borrowed $660 million under our Revolving Credit Facility and an additional $10 million under the Swing Loan facility of the Credit Facility (effectively utilizing the full borrowing capacity under the Revolving Credit Facility). On May 21, 2020, we issued $600 million aggregate principal amount of 8.625% senior notes due 2025 to further increase our cash position.

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

		Closure Date	Re-open Date
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
The Orleans Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada	3/18/2020	6/4/2020
Suncoast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Eastside Cannery Casino and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada	3/18/2020	6/4/2020
Cannery Casino Hotel	North Las Vegas, Nevada	3/18/2020	6/4/2020
Eldorado Casino	Henderson, Nevada	3/18/2020	TBD
Jokers Wild Casino	Henderson, Nevada	3/18/2020	6/4/2020
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Fremont Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Midwest & South
Par-A-Dice Hotel and Casino	East Peoria, Illinois	3/16/2020	7/1/2020
Belterra Casino Resort	Florence, Indiana	3/16/2020	6/15/2020
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana	3/16/2020	6/15/2020
Diamond Jo Dubuque	Dubuque, Iowa	3/17/2020	6/1/2020
Diamond Jo Worth	Northwood, Iowa	3/17/2020	6/1/2020
Kansas Star Casino	Mulvane, Kansas	3/18/2020	5/23/2020
Amelia Belle Casino	Amelia, Louisiana	3/17/2020	5/27/2020
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana	3/17/2020	5/20/2020
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana	3/17/2020	5/20/2020
Sam's Town Hotel and Casino	Shreveport, Louisiana	3/17/2020	5/27/2020
Treasure Chest Casino	Kenner, Louisiana	3/17/2020	5/20/2020
IP Casino Resort Spa	Biloxi, Mississippi	3/17/2020	5/21/2020
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi	3/17/2020	5/21/2020
Ameristar Casino Hotel Kansas City	Kansas City, Missouri	3/17/2020	6/1/2020
Ameristar Casino Report Spa St. Charles	St. Charles, Missouri	3/17/2020	6/1/2020
Belterra Park	Cincinnati, Ohio	3/14/2020	6/19/2020
Valley Forge Casino Resort	King of Prussia, Pennsylvania	3/13/2020	6/26/2020

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii.

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment. Lattner's operations were suspended on March 16, 2020 and resumed on July 1, 2020.

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

Operating Efficiently

We are committed to operating more efficiently, and endeavor to prevent unneeded expense in our business. As we re-opened our properties and adjust our operations to address the impacts of the COVID-19 pandemic, the efficiencies of our business model position us to flow a substantial portion of the revenue to the bottom line.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Total revenues	$209.9	$846.1	$890.4	$1,673.4
Operating income (loss)	(86.3)	126.7	(224.1)	244.3
Net income (loss)	(108.5)	48.5	(256.1)	93.9

Total Revenues

Total revenues decreased $636.3 million, or 75.2% and $783.0 million, or 46.8% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding prior year periods due primarily to the COVID-19 property closures that began in mid-March 2020 and lasted through May and June 2020, depending on the specific property's re-open date (the "Property Closures").

Operating Income (Loss)

Operating income (loss) decreased $213.0 million and $468.4 million for the three and six months ended June 30, 2020, respectively, compared to the prior year comparable period primarily due to the Property Closures, along with  a $171.1 million impairment charge recorded in the first quarter of 2020.

Net Income (Loss)

Net income (loss) decreased $157.0 million for the three months ended June 30, 2020, compared to the prior year comparable period. The decline is attributable to the operating income decrease of $213.0 million, as discussed above. The decline is offset by a decrease in the income tax provision of $54.7 million, which is primarily due to the Company's net loss.

Net income (loss) decreased $350.0 million for the six months ended June 30, 2020, compared to the prior year comparable period. The decline is primarily attributable to the operating income decrease of $468.4 million, as discussed above. The decline is offset by a decrease in the income tax provision of $107.0 million, due to the Company's net loss, along with a $11.5 million decrease in interest expense, net of amounts capitalized. A decrease of 0.9 percentage points in the weighted average interest rate was the primary driver for the decrease in interest expense, net of amounts capitalized.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 88% and 75% of revenues for the three months ended June 30, 2020 and 2019, respectively, and 78% and 75% for the six months ended June 30, 2020 and 2019, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 5% and 13% of revenues for the three months ended June 30, 2020 and 2019, respectively, and 11% and 13% for the six months ended June 30, 2020 and 2019, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods. The shift in revenues from the non-gaming departments to gaming in the 2020 periods reflects the reduction in offerings of non-gaming amenities as properties re-opened following the Property Closures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
REVENUES
Gaming	$185.1	$633.7	$694.9	$1,253.9
Food & beverage	10.7	112.0	100.5	223.1
Room	6.9	61.1	53.6	118.3
Other	7.2	39.3	41.4	78.1
Total revenues	$209.9	$846.1	$890.4	$1,673.4

COSTS AND EXPENSES
Gaming	$76.8	$282.6	$315.5	$559.2
Food & beverage	16.7	103.5	106.6	205.6
Room	5.1	27.8	28.1	54.7
Other	2.2	24.7	23.6	48.6
Total costs and expenses	$100.8	$438.6	$473.8	$868.1

MARGINS
Gaming	58.5%	55.4%	54.6%	55.4%
Food & beverage	-56.1%	7.6%	-6.1%	7.8%
Room	26.1%	54.5%	47.6%	53.8%
Other	69.4%	37.2%	43.0%	37.8%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $448.5 million, or 70.8% and $559.0 million, or 44.6% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of the prior year, was due primarily to the Property Closures.

Food & Beverage

Food & beverage revenues de creased  $101.4 million, or 90.5%  and $122.6 million, or  54.9% during th e three and six months ended June 30, 2020 , respectively, as compared to the corresponding periods of the prior year, due primarily to the Property Closures. Overall food & beverage margins declined, due primarily to a significant increase in cost per cover while average check increased minimally for both comparison periods.

Room

Room revenues decreased$54.2 million, or 88.7% and $64.7 million, or 54.7% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding period of the prior year due primarily to the Property Closures. Overall room margins declined, due primarily to a significant increase in cost per room along with a decline in the average daily rate for both comparison periods.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $32.2 million, or 81.8% and $36.7 million, or 47.0% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding period of the prior year, due primarily to the Property Closures.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Total revenues
Las Vegas Locals	$48.7	$220.9	$229.5	$443.8
Downtown Las Vegas	4.7	64.5	58.8	127.5
Midwest & South	156.5	560.7	602.1	1,102.1
Total revenues	$209.9	$846.1	$890.4	$1,673.4

Adjusted EBITDA (1)
Las Vegas Locals	$2.9	$71.4	$49.6	$145.7
Downtown Las Vegas	(7.2)	15.9	2.7	30.9
Midwest & South	32.6	165.1	138.5	321.5
Total Reportable Segment Adjusted EBITDAR	28.3	252.4	190.8	498.1
Corporate expense	(12.2)	(19.8)	(30.3)	(42.5)
Adjusted EBITDAR	$16.1	$232.6	$160.5	$455.6

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Total Reportable Segment Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

As shown in the table above, each segment had significant declines in both net revenue and EBITDAR during the three and six months ended June 30, 2020, as compared to the corresponding periods of the prior year, due to the Property Closures.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Selling, general and administrative	$60.3	$116.7	$173.7	$232.1
Master lease rent expense	25.4	24.4	50.1	48.4
Maintenance and utilities	21.7	39.7	54.8	77.8
Depreciation and amortization	69.2	68.1	136.2	135.3
Corporate expense	14.0	26.9	38.9	58.1
Project development, preopening and writedowns	3.8	4.9	7.3	8.9
Impairment of assets	—	—	171.1	—
Other operating items, net	1.1	0.1	8.6	0.3

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 28.7% and 13.8% during the three months ended June 30, 2020 and 2019, respectively, and 19.5% and 13.9% during the six months ended June 30, 2020 and 2019, respectively. The increase is due to the reduction of revenues as a result of Property Closures along with the continued fixed costs incurred during the closure period.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 12.1% and 2.9% during the three months ended June 30, 2020 and 2019, respectively, and 5.6% and 2.9% during the six months ended June 30, 2020 and 2019, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were 10.3% and 4.7% during the three months ended June 30, 2020 and 2019, respectively, and 6.2% and 4.6% during the six months ended June 30, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 33.0% and 8.0% during the three months ended June 30, 2020 and 2019, respectively, and 15.3% and 8.1% during the six months ended June 30, 2020 and 2019. The dollar amount of depreciation and amortization expense remained consistent from period to period therefore the percentage increase is attributable to the revenue decline as a result of the Property Closures.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 6.7% and 3.2% of revenues during the three months ended June 30, 2020 and 2019, respectively, and 4.4% and 3.5% during the six months ended June 30, 2020 and 2019, respectively.

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

Impairment of Assets

Impairment of assets for the six months ended June 30, 2020 include non-cash impairment charges of $8.0 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $8.9 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct costs associated with the Property Closures, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the six months ended June 30, 2020, $6.7 million of other operating items, net, related to incremental, nonrecurring costs associated with the Property Closures.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Interest Expense, net	$58.6	$60.4	$110.0	$121.6
Average Long-Term Debt Balance (1)	4,671.9	3,989.8	4,277.6	4,014.6
Weighted Average Interest Rates	4.6%	5.7%	4.8%	5.7%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and six months ended June 30, 2020, decreased $1.8 million, or 2.9% and $11.6 million, or 9.5%, respectively, as compared to the prior year respective period. The impact is attributable to a decrease in the weighted average interest rate percentage point of 1.1 and 0.9 for the three and six months ended June 30, 2020, respectively, as the underlying Eurodollar declined. The decline in interest rate is offset by an increase in the average long-term debt balance of $682.1 million and $263.1 million for the three and six months ended June 30, 2020, respectively, which is driven by the following: (i) issuance in December 2019 of the $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027; (ii) an increase on our revolving credit facility due to a draw down of $670.0 million on March 16, 2020; (iii) issuance in May 2020 of the $600.0 million aggregate principal amount of 8.625% senior notes due June 2025; offset by (iv) the retirement of our $750.0 million aggregate principal amount of 6.875% senior notes due May 2023; and (v) the early repayments of the Refinancing Term B Loans.

Income Taxes

The effective tax rate on income during the six months ended June 30, 2020 and 2019 were 23.4% and 23.3%, respectively. The tax benefit for the six months ended June 30, 2020 was adversely impacted by the creation of a valuation allowance applied to certain state deferred tax assets, including state net operating loss carryforwards. Certain state operations forecasted losses for the year have resulted in negative evidence that tax attributes may expire before utilization or the jurisdiction no longer has recent cumulative earnings to support an objective and verifiable source of income. In addition, the provision for the six months ended June 30, 2020 was unfavorably impacted by certain nondeductible expenses. Our tax rates for the six months ended June 30, 2020 and 2019 were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. The tax provision for the six months ended June 30, 2019 was unfavorably impacted by state taxes and certain nondeductible expenses.

As a result of and response to the COVID-19 pandemic, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and it was signed into law on March 27, 2020. Included in the CARES Act are provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, interest expense deductions, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Our financial results for the six months ended June 30, 2020, include the estimated payroll tax credits we will receive under the CARES Act, partially offsetting the expenses incurred during this period for compensation and benefits provided to qualifying employees.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

At June 30, 2020 and December 31, 2019, we had balances of cash and cash equivalents of $1,308.3 million and $250.0 million, respectively. In addition, we held restricted cash balances of $17.1 million and $20.5 million at June 30, 2020 and December 31, 2019, respectively. On March 16, 2020 the Company drew down $670.0 million under our revolving credit facility leaving availability of $3.0 million as of  June 30, 2020, effectively utilizing the full borrowing capacity under the revolving credit facility. The June 30, 2020, cash balance also includes the $588.0 million in net proceeds from the offering of the 8.625% Notes which closed on May 21, 2020.

During the Property Closures, the Company used cash on hand to fund day-to-day operational expenses, interest and tax payments, as well as other necessary business expenditures. We believe that current cash balances together with cash flows from operating activities following the reopening of our facilities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See "Indebtedness", below, for further detail regarding the bank credit facility.

The Company may seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net cash provided by (used in) operating activities	$(52.8)	$264.3

Cash flows from investing activities
Capital expenditures	(75.9)	(126.2)
Cash paid for acquisitions, net of cash received	—	(5.5)
Other investing activities	—	(23.3)
Net cash used in investing activities	(75.9)	(155.0)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	620.3	(75.0)
Proceeds from issuance of senior notes	600.0	—
Debt issuance costs	(12.9)	(0.1)
Dividends paid	(7.8)	(13.4)
Shares repurchased and retired	(11.1)	(27.8)
Other financing activities	(4.8)	(3.1)
Net cash provided by (used in) financing activities	1,183.7	(119.4)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,055.0	$(10.1)

Cash Flows from Operating Activities

During the six months ended June 30, 2020 and 2019, we utilized net operating cash flow of $52.8 million and generated operating cash flow $264.3 million, respectively. Generally, operating cash flows decreased during 2020 as compared to the prior year period due to the Property Closures in March through June 2020 and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2020 and 2019, we incurred net cash outflows for investing activities of $75.9 million and $155.0 million, respectively, related primarily to the purchase of real estate, information technology purchases for new software and acquisition-related costs.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows from financing activities in the six months ended June 30, 2020, reflect primarily the additional borrowings under our Revolving Credit Facility and senior note issuance to preserve liquidity during the closure period. The outflows in 2020 reflect the use of cash flow to pay debt financing costs, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows from financing activities in the six months ended June 30, 2019, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2020	December 31, 2019	Increase / (Decrease)
Bank credit facility	$1,925.9	$1,305.7	$620.2
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	600.0	—	600.0
Other	0.4	58.3	(57.9)
Total long-term debt	4,976.3	3,814.0	1,162.3
Less current maturities	27.0	27.0	—
Long-term debt, net of current maturities	$4,949.3	$3,787.0	$1,162.3

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	June 30,	December 31,
(In millions)	2020	2019
Revolving Credit Facility	$865.0	$235.0
Term A Loan	227.3	234.3
Refinancing Term B Loans	768.7	795.0
Swing Loan	64.9	41.4
Total outstanding principal amounts under the bank credit facility	$1,925.9	$1,305.7

With a total revolving credit commitment of $945.5 million available under the bank credit facility, $865.0 million was borrowed on the Revolving Credit Facility, $64.9 million was borrowed on the Swing Loan and $12.6 million allocated to support various letters of credit, leaving a remaining contractual availability of $3.0 million as of June 30, 2020. As discussed in the Overview section above, as a precautionary measure to increase liquidity during the uncertainty of COVID-19, the Company has increased the borrowings on its Revolving Credit Facility by $670.0 million on March 16, 2020.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.9% at June 30, 2020 and 3.8% at December 31, 2019.

Debt Service Requirements

Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 4.750% to 8.625%) and principal repayments of our 8.625% Notes due in June 2025, our 6.375% Notes due in April 2026, our 6.000% Notes due in August 2026 and our 4.750% Notes due in December 2027.

Covenant Compliance

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

As of June 30, 2020, we believe that we were in compliance with the covenants contained in our debt instruments.

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

Guarantor Financial Information

In connection with the issuance of our 6.375% senior notes due April 2026 ("6.375% Notes"), our 6.000% senior notes due August 2026 ("6.000% Notes"), our 4.750% senior notes due December 2027 ("4.750% Notes") and our 8.625% senior notes due June 2025 ("8.625% Notes") (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain our current and future domestic restricted subsidiaries, all of which are 100% owned by us. With the exception of one subsidiary, the guarantors of the 6.375% Notes are the same as for our 6.000% Notes, 4.750% Notes and 8.625% Notes (collectively, the "Other Notes").

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	6.375% Notes		Other Notes
	June 30,	December 31,	June 30,	December 31,
(In millions)	2020	2019	2020	2019
Current assets	$1,444.7	$372.0	$1,444.7	$371.9
Noncurrent assets	9,403.5	9,733.2	9,403.5	$9,733.2
Current liabilities	483.7	518.5	483.7	$518.5
Noncurrent liabilities	5,947.7	4,766.2	5,946.8	$4,765.3

Summarized combined results of operations for the parent company and the Guarantors are as follows:

	6.375% Notes	Other Notes
	Six Months Ended	Six Months Ended
(In millions)	June 30, 2020	June 30, 2020
Revenues	$892.1	$892.1
Costs and expenses	1,083.7	1,083.7
Operating loss	(342.0)	(342.0)
Loss before income taxes	(450.2)	(450.2)
Net loss	(374.5)	(374.5)

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million. During the six months ended June 30, 2020 and 2019, we repurchased 0.7 million and 1.1 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under the share repurchase program. We are not obligated to purchase any shares under our stock repurchase program. We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties ranges from between $115 million and $125 million. We fund our capital expenditures through cash on hand, our bank credit facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with the Wilton Rancheria Tribe (the "Tribe"), a federally-recognized Native American tribe, to develop and manage a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with the tribe allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with the Tribe. Working with the Tribe, we are in the process of finalizing the project budget, design and construction planning. The project will be constructed using third-party financing. Once commenced and project financing put in place, the construction timeline is expected to span 18 to 24 months.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The future closure of our facilities as a result of the COVID-19 pandemic, including the duration of such closures and business impacts following reopening.
•	The continued impact of COVID-19 on the gaming industry generally, including changes in customer behavior and preferences.
•	The continuing impact of temporary and ongoing unemployment as a result of the closure of non-essential business in response to COVID-19.
•	The effects of intense competition that exists in the gaming industry.
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

As of June 30, 2020, our long-term variable-rate borrowings represented approximately 38.7% of total long-term debt. Based on June 30, 2020 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $19.3 million.

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

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities were closed in mid-March 2020 in response to orders from public officials and government regulations. As of August 1, 2020, 26 of our 29 casino properties have reopened, while 3 properties remain closed as a result of business demand and cost containment measures. We cannot predict when we will reopen our remaining properties, or whether some or all of our properties may be required to temporarily close in the future. Our business, operations, financial condition and results have been, and will continue to be, negatively affected as a result of the COVID-19 pandemic.

Our properties that have reopened are subject to various health and safety measures, including substantial limitations on occupancy. We cannot predict how long current health and safety protocols will be necessary. Decisions by public officials in this regard will depend on many factors beyond our control and that remain uncertain in light of on-going developments related to the pandemic, including development of preventative or treatment protocols. The ongoing COVID-19 pandemic is having a negative impact on our business, operations, financial condition and results and such negative impacts will likely persist until we are able to safely operate our facilities at normal capacity.

The extent to which our customers are willing to return to our facilities is dependent upon, among other factors, the public perception of continuing health risks associated with public gatherings and the impact on the customer experience of necessary health and safety measures implemented at the direction of State and local governments and gaming regulators. For example, we have been required to reduce the offering of certain amenities (because such amenities must remain closed) and otherwise limit the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and limiting restaurant seating, as well as substantially limiting the number of customers we are permitted to admit at any time. Such measures necessarily impact business volume and may impact customer behavior and business demand, and the duration of such potential impact is unknown at this time. Our business, operations, financial condition and results would be materially, negatively affected to the extent demand for our casinos and customer preference and behavior is altered as a result of the COVID-19 pandemic and public response. We cannot predict the extent to which the global pandemic and public response will negatively affect demand for our facilities.

In addition, to the extent that the impact of the COVID-19 pandemic and public response on the economy continues to negatively affect discretionary spending patterns, we may continue to be negatively affected.  The COVID-19 pandemic has had and is expected to continue to have lingering impacts with respect to unemployment and discretionary spending. For example, as a result of the COVID-19 pandemic, we furloughed substantially all of our 25,000 employees during the shutdown of our properties, as have many other businesses in the gaming and hospitality industries. As a result, we, and many of our peer companies in the gaming industry, delivered Worker Adjustment and Retraining Notification Act ("WARN Act") notices to many of our furloughed employees, and based on business demand following reopening, we have had to make the difficult decision to lay off a substantial number of employees.  Similar measures throughout the U.S. economy have significantly increased economic and demand uncertainty and may potentially cause regional, national or global recessions. Significant increases in unemployment (and the lingering impacts of temporary unemployment after certain furloughed workers return to work) is likely to have a negative impact on demand for gaming facilities, and these impacts could exist for an extensive period of time. Demand for gaming facilities may further be negatively impacted by the adverse changes in the perceived or actual economic climate and declines in income levels and loss of personal wealth.

Due to the adverse impacts of COVID-19 on our business, we currently anticipate funding our operations over the next 12 months with the cash generated from property operations, to the extent our properties remain open, supplemented, as necessary, by the cash we currently have available. We have estimated that our average monthly cash requirements (including operating expenses, capital expenditures, rent expense and required loan amortization, but excluding interest expense) for the remainder of 2020 (assuming our properties remained closed for the entire period) would be approximately $44 million per month. Our average monthly cash interest expense would be approximately $21 million. We cannot ensure that our revenues will exceed our cash expenses, nor can we assure you that our estimates of monthly cash expenditures will be accurate. The consequences of the foregoing on our expectations of our future earnings has caused us to recognize impairments with respect to our intangible assets and in the future may cause us to recognize additional impairments or other negative accounting outcomes.

The foregoing may also negatively affect our workforce, suppliers, contractors and other partners. We cannot predict the extent to which the above factors will cause our costs to increase, supply chain disruptions, labor shortages, logistics constraints or business failures or inability to provide services or products for our partners.

The current and future impact of the COVID-19 pandemic and public response is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows and liquidity. To the extent the COVID-19 pandemic and public response adversely affects our business, operations, financial condition and operating results, it may also exacerbate many of the other risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31.

There were no other material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger entered into as of May 6, 2020, by and among Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

4.1	Indenture governing the Company's 8.625% Senior Notes due 2025, dated May 21, 2020, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 22, 2020.

10.1	Amendment No. 3 dated as of May 8, 2020 among the Company and certain financial institutions and Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

10.2	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio),LLC	File electronically herewith

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	File electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2020 and 2019, iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2020.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer