Form 10-Q
period 2020-09-30
BOYD GAMING CORP
filed 2020-11-05
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2020 was 111,540,103.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$506,046	$249,977
Restricted cash	15,024	20,471
Accounts receivable, net	43,778	54,864
Inventories	22,769	22,101
Prepaid expenses and other current assets	52,665	46,481
Income taxes receivable	340	5,600
Total current assets	640,622	399,494
Property and equipment, net	2,533,897	2,672,553
Operating lease right-of-use assets	931,797	936,170
Other assets, net	99,435	91,750
Intangible assets, net	1,390,605	1,466,891
Goodwill, net	971,287	1,083,287
Total assets	$6,567,643	$6,650,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$67,383	$91,003
Current maturities of long-term debt	29,165	26,994
Accrued liabilities	424,626	438,896
Total current liabilities	521,174	556,893
Long-term debt, net of current maturities and debt issuance costs	3,958,367	3,738,937
Operating lease liabilities, net of current portion	855,559	840,285
Deferred income taxes	121,901	162,695
Other long-term tax liabilities	—	3,840
Other liabilities	66,731	82,253
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,539,603 and 111,542,108 shares outstanding	1,115	1,115
Additional paid-in capital	879,450	883,715
Retained earnings	162,955	380,942
Accumulated other comprehensive income (loss)	391	(530)
Total stockholders' equity	1,043,911	1,265,242
Total liabilities and stockholders' equity	$6,567,643	$6,650,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues
Gaming	$565,965	$613,487	$1,260,841	$1,867,399
Food & beverage	38,778	108,069	139,323	331,206
Room	26,925	60,705	80,570	179,046
Other	20,570	37,307	61,888	115,337
Total revenues	652,238	819,568	1,542,622	2,492,988
Operating costs and expenses
Gaming	214,984	276,302	530,445	835,511
Food & beverage	38,691	101,981	145,275	307,609
Room	12,931	28,393	41,013	83,074
Other	5,809	23,526	29,425	72,154
Selling, general and administrative	86,983	116,899	260,681	349,011
Master lease rent expense	25,914	24,665	75,992	73,058
Maintenance and utilities	33,751	41,351	88,551	119,158
Depreciation and amortization	69,320	65,092	205,498	200,396
Corporate expense	19,605	21,411	58,526	79,501
Project development, preopening and writedowns	2,249	5,297	9,582	14,243
Impairment of assets	—	—	171,100	—
Other operating items, net	14,928	1,260	23,570	1,564
Total operating costs and expenses	525,165	706,177	1,639,658	2,135,279
Operating income (loss)	127,073	113,391	(97,036)	357,709
Other expense (income)
Interest income	(468)	(434)	(1,476)	(1,356)
Interest expense, net of amounts capitalized	62,387	59,661	173,440	182,224
Loss on early extinguishments and modifications of debt	413	242	1,000	750
Other, net	(4,977)	113	(5,206)	(227)
Total other expense, net	57,355	59,582	167,758	181,391
Income (loss) before income taxes	69,718	53,809	(264,794)	176,318
Income tax benefit (provision)	(31,602)	(14,404)	46,807	(42,978)
Net income (loss)	$38,116	$39,405	$(217,987)	$133,340

Basic net income (loss) per common share	$0.34	$0.35	$(1.92)	$1.18
Weighted average basic shares outstanding	113,520	113,526	113,495	113,395

Diluted net income (loss) per common share	$0.33	$0.35	$(1.92)	$1.17
Weighted average diluted shares outstanding	113,862	113,971	113,495	113,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$38,116	$39,405	$(217,987)	$133,340
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	239	543	921	996
Comprehensive income (loss)	$38,355	$39,948	$(217,066)	$134,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(147,559)	—	(147,559)
Comprehensive income, net of tax	—	—	—	—	1,127	1,127
Stock options exercised	3,000	—	25	—	—	25
Release of restricted stock units, net of tax	76,502	1	(767)	—	—	(766)
Release of performance stock units, net of tax	241,118	2	(3,372)	—	—	(3,370)
Shares repurchased and retired	(682,596)	(6)	(11,114)	—	—	(11,120)
Share-based compensation costs	—	—	8,191	—	—	8,191
Balances, March 31, 2020	111,180,132	1,112	876,678	233,383	597	1,111,770
Net loss	—	—	—	(108,544)	—	(108,544)
Comprehensive loss, net of tax	—	—	—	—	(445)	(445)
Stock options exercised	1,000	—	8	—	—	8
Release of restricted stock units, net of tax	183,741	2	(6)	—	—	(4)
Release of performance stock units, net of tax	20,082	1	—	—	—	1
Shares repurchased and retired	—	(1)	—	—	—	(1)
Share-based compensation costs	—	—	2,693	—	—	2,693
Balances, June 30, 2020	111,384,955	1,114	879,373	124,839	152	1,005,478
Net income	—	—	—	38,116	—	38,116
Comprehensive income, net of tax	—	—	—	—	239	239
Stock options exercised	139,065	1	1,159	—	—	1,160
Release of restricted stock units, net of tax	15,583	—	(224)	—	—	(224)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	—	—	—	—	—	—
Share-based compensation costs	—	—	(858)	—	—	(858)
Balances, September 30, 2020	111,539,603	$1,115	$879,450	$162,955	$391	$1,043,911

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	45,451	—	45,451
Comprehensive income, net of tax	—	—	—	—	465	465
Stock options exercised	137,063	1	1,261	—	—	1,262
Release of restricted stock units, net of tax	46,958	—	(418)	—	—	(418)
Release of performance stock units, net of tax	270,960	3	(3,768)	—	—	(3,765)
Shares repurchased and retired	(830,100)	(8)	(21,645)	—	—	(21,653)
Dividends declared ($0.06 per share)	—	—	—	(6,683)	—	(6,683)
Share-based compensation costs	—	—	9,709	—	—	9,709
Balances, March 31, 2019	111,381,986	1,114	877,470	292,125	(600)	1,170,109
Net income	—	—	—	48,484	—	48,484
Comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Stock options exercised	—	—	—	—	—	—
Release of restricted stock units, net of tax	13,075	1	(136)	—	—	(135)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(245,221)	(4)	(6,104)	—	—	(6,108)
Dividends declared ($0.07 per share)	—	—	—	(7,781)	—	(7,781)
Share-based compensation costs	—	—	8,158	—	—	8,158
Balances, June 30, 2019	111,149,840	1,111	879,388	332,828	(612)	1,212,715
Net income	—	—	—	39,405	—	39,405
Comprehensive income, net of tax	—	—	—	—	543	543
Stock options exercised	3,416	—	27	—	—	27
Release of restricted stock units, net of tax	2,878	—	(38)	—	—	(38)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	(11,354)	—	(284)	—	—	(284)
Dividends declared ($0.07 per share)	—	—	—	(7,780)	—	(7,780)
Share-based compensation costs	—	—	3,559	—	—	3,559
Balances, September 30, 2019	111,144,780	$1,111	$882,652	$364,453	$(69)	$1,248,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(217,987)	$133,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205,498	200,396
Amortization of debt financing costs and discounts on debt	9,066	6,974
Non-cash operating lease expense	43,806	23,972
Share-based compensation expense	10,026	21,426
Deferred income taxes	(40,794)	40,279
Non-cash impairment of assets	171,100	—
Loss on early extinguishments and modifications of debt	1,000	750
Other operating activities	(27)	1,363
Changes in operating assets and liabilities:
Accounts receivable, net	11,086	3,710
Inventories	(668)	9
Prepaid expenses and other current assets	(7,560)	(10,436)
Income taxes (receivable) payable, net	5,260	(532)
Other assets, net	(1,788)	(3,546)
Accounts payable and accrued liabilities	(29,316)	16,840
Operating lease liabilities	(43,806)	(23,972)
Other long-term tax liabilities	(3,840)	153
Other liabilities	12,957	4,663
Net cash provided by operating activities	124,013	415,389
Cash Flows from Investing Activities
Capital expenditures	(105,077)	(166,797)
Cash paid for acquisitions, net of cash received	(11,201)	(5,535)
Other investing activities	—	(23,259)
Net cash used in investing activities	(116,278)	(195,591)
Cash Flows from Financing Activities
Borrowings under bank credit facility	965,100	1,061,929
Payments under bank credit facility	(1,281,421)	(1,240,950)
Proceeds from issuance of senior notes	600,000	—
Debt financing costs, net	(17,142)	(44)
Share-based compensation activities, net	(3,170)	(3,067)
Shares repurchased and retired	(11,121)	(28,045)
Dividends paid	(7,808)	(21,169)
Other financing activities	(1,551)	(215)
Net cash provided by (used in) financing activities	242,887	(231,561)
Change in cash, cash equivalents and restricted cash	250,622	(11,763)
Cash, cash equivalents and restricted cash, beginning of period	270,448	273,202
Cash, cash equivalents and restricted cash, end of period	$521,070	$261,439
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$131,568	$161,028
Cash paid for (received from) income taxes	(6,846)	3,458
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$3,774	$1,586
Mortgage settlement in exchange for real estate	57,684	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

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

Going Concern Matters and Management's Assessment

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid- March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of September 30, 2020, 26 of our 29 gaming facilities have re-opened and are operating, subject to various health and safety measures, including occupancy limitations. Three of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures of our properties had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; (iii) suspending our quarterly cash dividend and share repurchase programs; and (iv) suspending all non-essential spending, including non-essential capital investment.

On May 8, 2020, we amended the Boyd Credit Agreement to, among other things, waive the financial covenants for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment. On  May 21, 2020, we issued $600 million aggregate principal amount of 8.625% senior notes due 2025 to further increase our cash position. In August 2020, the Company further amended the Boyd Credit Agreement to increase the Revolving Credit Facility capacity by $88.2 million and extend the Revolving Credit Facility and Term A Loan to September 2023. (See Note 5, Long-Term Debt, for further discussion of these events.)

Due to the adverse impacts of COVID-19 on our business, we currently anticipate funding our operations over the next 12 months with the cash being generated by our re-opened properties, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of first quarter considering our then current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $171.1 million in the first quarter of 2020. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to additional impairment charges in the future, which could have a material adverse impact on our consolidated financial statements. Our conclusions based on our reviews as of the end of second quarter and third quarter of 2020 were that no additional impairment charges were required.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2020	2019	2019	2018
Cash and cash equivalents	$506,046	$249,977	$235,084	$249,417
Restricted cash	15,024	20,471	26,355	23,785
Total cash, cash equivalents and restricted cash	$521,070	$270,448	$261,439	$273,202

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Food & beverage	$20,055	$52,924	$69,470	$159,966
Rooms	12,007	24,482	34,162	71,798
Other	1,211	3,753	4,265	10,983

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $114.8 million and $136.2 million for the three months ended September 30, 2020 and 2019, respectively, and $259.7 million and $411.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Table
of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Land	$322,406	$324,501
Buildings and improvements	3,053,179	3,090,974
Furniture and equipment	1,650,189	1,596,395
Riverboats and barges	241,043	241,036
Construction in progress	72,936	56,069
Total property and equipment	5,339,753	5,308,975
Less accumulated depreciation	2,805,856	2,636,422
Property and equipment, net	$2,533,897	$2,672,553

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Depreciation expense	$64,478	$57,278	$190,975	$178,175

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.7	$68,100	$(51,197)	$—	$16,903
Host agreements	12.7	58,000	(9,022)	—	48,978
Development agreement	—	21,373	—	—	21,373
		147,473	(60,219)	—	87,254

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(21,200)	182,800
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(243,374)	1,303,351
Balances, September 30, 2020		$1,728,158	$(94,179)	$(243,374)	$1,390,605

	December 31, 2019
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	3.5	$68,100	$(39,598)	$—	$28,502
Host agreements	13.4	58,000	(6,122)	—	51,878
Development agreement	—	21,373	—	—	21,373
		147,473	(45,720)	—	101,753

Indefinite lived intangible assets
Trademarks	Indefinite	206,687	—	(4,300)	202,387
Gaming license rights	Indefinite	1,376,685	(33,960)	(179,974)	1,162,751
		1,583,372	(33,960)	(184,274)	1,365,138
Balances, December 31, 2019		$1,730,845	$(79,680)	$(184,274)	$1,466,891

Goodwill, net consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, September 30, 2020	$1,267,362	$(6,134)	$(289,941)	$971,287

The following table sets forth the changes in our goodwill, net, during the nine months ended September 30, 2020.

(In thousands)	Goodwill, Net
Balance, January 1, 2020	$1,083,287
Additions	—
Impairments	(112,000)
Balance, September 30, 2020	$971,287

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

The Company has evaluated whether events or circumstances had occurred that would indicate it is more likely than not that any of our goodwill or other intangible assets were impaired. Factors considered in this evaluation included, among other things, the amount of the fair value over carrying value from the annual impairment testing performed as of October 1, 2019, changes in discount rates, and the expected impact of the COVID-19 pandemic on future revenues and cash flows. Based on this evaluation, we concluded that triggering events had occurred, and we reviewed our assets for impairment as of the end of first quarter 2020. For purposes of this review, we updated the discount rates to reflect the increased uncertainty of the cash flows and also updated revenue and cash flow forecasts. As a result of this review, we recorded impairment charges in our first quarter 2020 results totaling $171.1 million. Of this total, $112.0 million was for impairments of goodwill, $42.2 million for impairments of gaming license rights and $16.9 million for the impairments of trademarks. Our conclusions based on our reviews as of the end of second quarter and third quarter of 2020 were that no additional impairment charges were required.

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Payroll and related expenses	$67,523	$99,602
Interest	65,102	32,239
Gaming liabilities	63,812	64,465
Player loyalty program liabilities	34,210	32,983
Advance deposits	15,214	22,854
Outstanding chip liabilities	6,049	7,394
Dividend payable	—	7,808
Operating lease liabilities	87,402	87,686
Other accrued liabilities	85,314	83,865
Total accrued liabilities	$424,626	$438,896

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2020
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	September 30, 2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.558%	$989,313	$(517)	$(14,703)	$974,093
6.375% senior notes due 2026	6.375%	750,000	—	(7,278)	742,722
6.000% senior notes due 2026	6.000%	700,000	—	(8,197)	691,803
4.750% senior notes due 2027	4.750%	1,000,000	—	(14,123)	985,877
8.625% senior notes due 2025	8.625%	600,000	—	(11,108)	588,892
Other	6.124%	4,145	—	—	4,145
Total long-term debt		4,043,458	(517)	(55,409)	3,987,532
Less current maturities		29,165	—	—	29,165
Long-term debt, net		$4,014,293	$(517)	$(55,409)	$3,958,367

	December 31, 2019
				Unamortized
	Interest			Origination
	Rates at	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	December 31, 2019	Principal	Discount	Costs	Debt, Net
Bank credit facility	3.753%	$1,305,634	$(671)	$(14,255)	$1,290,708
6.375% senior notes due 2026	6.375%	750,000	—	(8,271)	741,729
6.000% senior notes due 2026	6.000%	700,000	—	(9,244)	690,756
4.750% senior notes due 2027	4.750%	1,000,000	—	(15,584)	984,416
Other	11.138%	58,322	—	—	58,322
Total long-term debt		3,813,956	(671)	(47,354)	3,765,931
Less current maturities		26,994	—	—	26,994
Long-term debt, net		$3,786,962	$(671)	$(47,354)	$3,738,937

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Revolving Credit Facility	$—	$235,000
Term A Loan	223,762	234,300
Refinancing Term B Loans	765,551	795,034
Swing Loan	—	41,300
Total outstanding principal amounts under the bank credit facility	$989,313	$1,305,634

With a total revolving credit commitment of $945.5 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $12.6 million allocated to support various letters of credit, there is a remaining contractual availability of $932.9 million as of September 30, 2020.

Bank Credit Agreement Amendments

The Company is party to a Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Boyd Credit Agreement"), governing its senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan A facility (the "Term A Loan") and senior secured term loan B facility (collectively with the Revolving Credit Facility and the Term A Loan, the "Credit Facilities"). The Boyd Credit Agreement includes, for the benefit of the Revolving Credit Facility and the Term A Loan, certain financial covenants, including a maximum total net leverage ratio covenant, a maximum secured net leverage ratio covenant and a minimum interest coverage ratio covenant (collectively, the "Financial Covenants").

The calculations used to determine the Company’s compliance with the Financial Covenants are dependent on its Consolidated EBITDA, as defined by the Boyd Credit Agreement. Due to the closure in first quarter 2020 of the Company’s properties due to the COVID pandemic, the Company’s Consolidated EBITDA was significantly affected whereby it became reasonably possible that the Company may be unable to maintain compliance with the Financial Covenants.

On May 8, 2020 (the "Amendment Effective Date"), the Company entered into an Amendment No. 3 to the Boyd Credit Agreement (the "Credit Agreement Amendment"), by and among the Company, the subsidiaries of the Company party thereto, the administrative agent and the lenders party thereto.

The Credit Agreement Amendment provides that during the period (the "Covenant Relief Period") beginning on March 30, 2020 and ending on the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the Credit Agreement Amendment, the Financial Covenants under the Boyd Credit Agreement will not be tested. Instead, during the Covenant Relief Period, the Company will be required to maintain a minimum level of liquidity (calculated to include unrestricted cash and cash equivalents and unused commitments under the Revolving Credit Facility) of $250.0 million and, through the later of the end of the Covenant Relief Period and the date on which the company achieves a total net leverage ratio of no greater than 6.00 to 1.00, the Company will be subject to limitations on its ability to incur debt and liens, make investments and restricted payments and certain other transactions. In addition, the Credit Agreement Amendment, among other things, (i) amends the Financial Covenant levels that are applicable after the Covenant Relief Period and permits the Company to annualize Consolidated EBITDA for certain periods for purposes of the Financial Covenants, (ii) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 1.75%, and in the case of adjusted LIBOR rate loans, of 2.75%, (iii) provides for a 0.50% LIBOR floor and a 1.50% base rate floor, in each case, applicable to LIBOR rate loans and base rate loans under the Revolving Credit Facility and the Term Loan A Facility, (iv) provides that, for purposes of determining compliance with the conditions to credit extensions under the Revolving Credit Facility during the Covenant Relief Period, the definition of "Material Adverse Effect" shall not include effects, events, occurrences, facts, conditions or changes arising out of or resulting from or in connection with the COVID-19 pandemic and (v) makes certain other changes to the covenants and other provisions of the Existing Credit Agreement.

On August 6, 2020, the Company entered into an Amendment No. 4 to the Boyd Credit Agreement ("Amendment No. 4"), by and among the Company, certain direct and indirect subsidiary guarantors of the Company, the administrative agent and lenders party thereto. Amendment No. 4 modifies the existing Boyd Credit Agreement and provides for (i) certain amendments to the covenants and other provisions of the existing Boyd Credit Agreement as described in the amendment, (ii) an extension of the maturity dates of the Company’s existing Revolving Credit Facility and Term A Loan and (iii) a replacement of non-consenting lenders with the Replacement Lender and consenting lenders and a reallocation of a portion of the Term A Loan to commitments under the Revolving Credit Facility. Upon effectiveness of Amendment No. 4, (i) the Term A Loan will have quarterly amortization payments equal to 5% per annum, increasing to 10% per annum for the fiscal quarters ended June 30, 2021 and September 30, 2021 and 20% per annum for the fiscal quarters ended December 31, 2021 and thereafter and (ii) both facilities will mature on September 15, 2023, provided that if the maturity date of the Company’s existing Refinancing Term B Loans is not extended, then such facilities will mature 91 days before the maturity date of the Refinancing Term B Loans. The existing Revolving Credit Facility and Term A Loan will remain "Covenant Facilities" under the Boyd Credit Agreement and will be subject to minimum interest coverage ratio, maximum total leverage ratio and secured leverage ratio financial covenants as set forth in the Boyd Credit Agreement. Amendment No. 4 became effective on October 8, 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

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

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the Real Estate from BP PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to BP PropCo by BP OpCo was then paid by BP PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLP, subject to the prior receipt of all required governmental approvals. As a result of the transaction, the Company recorded an operating lease right-of-use-asset and operating lease liability of $40.9 million on the condensed consolidated balance sheet as of the transaction date. The operating lease right-of-use asset and operating lease liability were valued by utilizing a discount rate of 11.1% and a maturity date of April 30, 2031. For the nine months ended September 30, 2020, the cost and operating cash flow outflow related to the lease was $2.7 million.

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

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 (the "4.750% Notes").  In connection with the private placement of the 4.750% Notes, we entered into a registration agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 4.750% Notes. We filed the required registration statement and commenced the exchange offer in  July 2020. The exchange offer was completed on August 20, 2020 and our obligations under the registration agreement have been fulfilled.

Covenant Compliance

As of  September 30, 2020, we believe that we were in compliance with the covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
As of September 30, 2020, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million, which as of September 30, 2020, had  $61.4 million remaining under the plan. On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID- 19 pandemic.

Tab
le of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Shares repurchased (1)	—	11	683	1,087
Total cost, including brokerage fees	$—	$284	$11,121	$28,044
Average repurchase price per share (2)	$—	$25.01	$16.29	$25.81

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Gaming	$92	$127	$445	$488
Food & beverage	18	24	85	93
Room	8	12	40	45
Selling, general and administrative	466	644	2,262	2,481
Corporate expense	(1,442)	2,752	7,194	18,319
Total share-based compensation expense	$(858)	$3,559	$10,026	$21,426

The share-based compensation credit for the three months ended September 30, 2020 is due to a decline in the estimated achievement levels for Performance Share Units ("PSU") as a result of the impact of the COVID-19 pandemic on Company performance.

Performance Shares

Our stock incentive plan provides for the issuance of PSU grants which may be earned, in whole or in part, upon passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$506,046	$506,046	$—	$—
Restricted cash	15,024	15,024	—	—
Investment available for sale	17,227	—	—	17,227

Liabilities
Contingent payments	$1,146	$—	$—	$1,146

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,977	$249,977	$—	$—
Restricted cash	20,471	20,471	—	—
Investment available for sale	16,151	—	—	16,151

Liabilities
Contingent payments	$1,712	$—	$—	$1,712

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  September 30, 2020 and December 31, 2019.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  September 30, 2020 and  December 31, 2019 is a discount rate of 9.4% and 10.5%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  September 30, 2020 and December 31, 2019, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2020 and December 31, 2019, $16.6 million and $15.6 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.5 million and $2.7 million, as of  September 30, 2020 and December 31, 2019, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at both  September 30, 2020 and December 31, 2019, is a discount rate of 6.2%. At both  September 30, 2020 and December 31, 2019, there was a current liability of $0.9 million, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets, and long-term obligation at  September 30, 2020 and December 31, 2019, of $0.2 million and $0.8 million, respectively, which is included in other liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2020		September 30, 2019
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,867	$(1,275)	$15,963	$(2,072)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	38	(18)	37	(33)
Included in other comprehensive income (loss)	322	—	751	—
Included in other items, net	—	(59)	—	40
Purchases, sales, issuances and settlements:
Settlements	—	206	—	207
Balance at end of reporting period	$17,227	$(1,146)	$16,751	$(1,858)

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,151	$(1,712)	$15,772	$(2,407)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	116	(66)	112	(109)
Included in other comprehensive income (loss)	1,510	—	1,377	—
Included in other items, net	—	162	—	(21)
Purchases, sales, issuances and settlements:
Settlements	(550)	470	(510)	679
Balance at end of reporting period	$17,227	$(1,146)	$16,751	$(1,858)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	September 30, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$26,654	$22,310	$27,087	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$28,118	$23,300	$28,780	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$989,313	$974,093	$962,990	Level 2
6.375% senior notes due 2026	750,000	742,722	778,125	Level 1
6.000% senior notes due 2026	700,000	691,803	722,750	Level 1
4.750% senior notes due 2027	1,000,000	985,877	978,750	Level 1
8.625% senior notes due 2025	600,000	588,892	655,500	Level 1
Other	4,145	4,145	4,145	Level 3
Total debt	$4,043,458	$3,987,532	$4,102,260

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$1,305,634	$1,290,708	$1,308,846	Level 2
6.375% senior notes due 2026	750,000	741,729	806,250	Level 1
6.000% senior notes due 2026	700,000	690,756	750,750	Level 1
4.750% senior notes due 2027	1,000,000	984,416	1,038,750	Level 1
Other	58,322	58,322	58,322	Level 3
Total debt	$3,813,956	$3,765,931	$3,962,918

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  September 30, 2020 and December 31, 2019. The estimated fair values of our Senior Notes are based on quoted market prices as of  September 30, 2020 and December 31, 2019. The other debt is fixed-rate debt consisting of the following: (i) Belterra Park Mortgage payable in 96 monthly installments, of which began in 2018 and was extinguished in May 2020; (2) finance leases with various maturity dates from 2020 to 2026; and (3) a purchase obligation with quarterly payments maturing in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2020 and 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

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

Table o
f Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended September 30, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$141,143	$12,501	$10,914	$6,518	$171,076
Downtown Las Vegas	12,678	2,992	1,350	519	17,539
Midwest & South	412,144	23,285	14,661	13,533	463,623
Total Revenues	$565,965	$38,778	$26,925	$20,570	$652,238

	Three Months Ended September 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$137,839	$37,415	$25,809	$12,223	$213,286
Downtown Las Vegas	32,054	13,925	7,240	7,405	60,624
Midwest & South	443,594	56,729	27,656	17,679	545,658
Total Revenues	$613,487	$108,069	$60,705	$37,307	$819,568

	Nine Months Ended September 30, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$298,307	$47,039	$35,278	$19,907	$400,531
Downtown Las Vegas	45,663	15,599	7,825	7,229	76,316
Midwest & South	916,871	76,685	37,467	34,752	1,065,775
Total Revenues	$1,260,841	$139,323	$80,570	$61,888	$1,542,622

	Nine Months Ended September 30, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$424,238	$115,441	$78,458	$38,947	$657,084
Downtown Las Vegas	100,807	42,463	21,541	23,305	188,116
Midwest & South	1,342,354	173,302	79,047	53,085	1,647,788
Total Revenues	$1,867,399	$331,206	$179,046	$115,337	$2,492,988

Ta
ble of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2020 and  December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Adjusted EBITDAR
Las Vegas Locals	$78,900	$64,062	$128,520	$209,745
Downtown Las Vegas	(1,511)	11,903	1,225	42,830
Midwest & South	182,502	156,202	320,986	477,737
Corporate expense	(21,048)	(18,658)	(51,333)	(61,182)
Adjusted EBITDAR	238,843	213,509	399,398	669,130

Other operating costs and expenses
Deferred rent	217	245	666	734
Master lease rent expense	25,914	24,665	75,992	73,058
Depreciation and amortization	69,320	65,092	205,498	200,396
Share-based compensation expense	(858)	3,559	10,026	21,426
Project development, preopening and writedowns	2,249	5,297	9,582	14,243
Impairment of assets	—	—	171,100	—
Other operating items, net	14,928	1,260	23,570	1,564
Total other operating costs and expenses	111,770	100,118	496,434	311,421
Operating income (loss)	$127,073	$113,391	$(97,036)	$357,709

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2020	2019
Assets
Las Vegas Locals	$1,707,799	$1,804,476
Downtown Las Vegas	202,311	212,936
Midwest & South	3,974,476	4,229,174
Total Reportable Segment Assets	5,884,586	6,246,586
Corporate	683,057	403,559
Total Assets	$6,567,643	$6,650,145

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2020. During this period, up to the filing date, we did not identify any subsequent events, other than the Boyd Credit Agreement Amendment No. 4 disclosed in Note 5, Long-Term Debt, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of September 30, 2020, and as reflected in the table below, 26 of our 29 gaming facilities have re-opened and are operating, subject to various health and safety measures, including occupancy limitations. Three of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures of our properties had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; (iii) suspending our quarterly cash dividend and share repurchase programs; and (iv) suspending all non-essential spending, including non-essential capital investment.

On May 8, 2020, we amended the Boyd Credit Agreement to, among other things, waive the financial covenants for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment. In August 2020, the Company further amended the Boyd Credit Agreement to increase the Revolving Credit Facility by $88.2 million and extend the Revolving Credit Facility and Term A Loan to September 2023. (See Note 5, Long-Term Debt, in the notes to the condensed consolidated financial statements (unaudited).)

We currently anticipate funding our operations over the next 12 months with the cash generated from property operations, to the extent our properties remain open, supplemented, as necessary, by the cash we currently have available. To increase our cash position and preserve financial flexibility in light of uncertainty in the global markets, on May 21, 2020, we issued $600 million aggregate principal amount of 8.625% senior notes due 2025 to further increase our cash position.

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

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment. Lattner's operations were suspended on March 16, 2020 and resumed on July 1, 2020. The Midwest & South segment also includes our online sportsbook and gaming business, including those developed in partnership with FanDuel Group.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Total revenues	$652.2	$819.6	$1,542.6	$2,493.0
Operating income (loss)	127.1	113.4	(97.0)	357.7
Net income (loss)	38.1	39.4	(218.0)	133.3

Total Revenues

Total revenues decreased $167.3 million, or 20.4% and $950.4 million, or 38.1% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding prior year periods due primarily to the COVID-19 property closures that began in mid-March 2020 and lasted through May and June 2020, depending on the specific property's re-open date (the "Property Closures") and the decline in visitation after re-opening reflecting the limited capacity and reduced amenities offered to comply with restrictions dictated by the jurisdictions in which we operate.

Operating Income (Loss)

Operating income increased $13.7 million for the three months ended September 30, 2020, compared to the prior year comparable period, primarily due to improved gaming margins coupled with a reduction in operating expenses. Also contributing to the favorable change is a reduction of project development, preopening and writedown expense of $3.0 million as prior year included acquisition-related costs.

Operating income (loss) decreased $454.7 million for the nine months ended September 30, 2020, compared to the prior year comparable period primarily due to the Property Closures, along with a $171.1 million impairment charge recorded in the first quarter of 2020.

Net Income (Loss)

Net income remained relatively consistent for the three months ended September 30, 2020, compared to the prior year comparable period, declining by $1.3 million or 3.3%.

Net income (loss) decreased $351.3 million for the nine months ended September 30, 2020, compared to the prior year comparable period. The decline is primarily attributable to the operating income decrease of $454.7 million, as discussed above. The decline is offset by (i) a change in the income tax provision from $43.0 million to a benefit of $46.8 million due to the Company's net loss and (ii) a $8.8 million decrease in interest expense, net of amounts capitalized, primarily attributable to a 0.9 percentage point decline in the weighted average interest rate.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 87% and 75% of revenues for the three months ended September 30, 2020 and 2019, respectively, and 82% and 75% for the nine months ended September 30, 2020 and 2019, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 6% and 13% of revenues for the three months ended September 30, 2020 and 2019, respectively, and 9% and 13% for the nine months ended September 30, 2020 and 2019, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods. The shift in revenues from the non-gaming departments to gaming in the 2020 periods reflects the reduction in offerings of non-gaming amenities as properties re-opened following the Property Closures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
REVENUES
Gaming	$566.0	$613.5	$1,260.8	$1,867.4
Food & beverage	38.8	108.1	139.3	331.2
Room	26.9	60.7	80.6	179.1
Other	20.5	37.3	61.9	115.3
Total revenues	$652.2	$819.6	$1,542.6	$2,493.0

COSTS AND EXPENSES
Gaming	$215.0	$276.3	$530.4	$835.5
Food & beverage	38.7	102.0	145.3	307.6
Room	12.9	28.4	41.0	83.1
Other	5.8	23.5	29.4	72.2
Total costs and expenses	$272.4	$430.2	$746.1	$1,298.4

MARGINS
Gaming	62.0%	55.0%	57.9%	55.3%
Food & beverage	0.3%	5.6%	-4.3%	7.1%
Room	52.0%	53.2%	49.1%	53.6%
Other	71.7%	37.0%	52.5%	37.4%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $47.5 million, or 7.7%, and $606.6 million, or 32.5%, during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of the prior year, was due primarily to the Property Closures and capacity limitations after re-opening.

Food & Beverage

Food & beverage revenues de creased  $69.3 million, or 64.1% , and $191.9 million, or  57.9%, during th e three and nine months ended September 30, 2020 , respectively, as compared to the corresponding periods of the prior year, due primarily to the Property Closures and reduced food & beverage offerings available as the properties re-opened. Overall food & beverage margins declined during th e three and nine months ended September 30, 2020 , as compared to the corresponding periods of the prior year, due primarily to a 25.9% and 25.7% increase in cost per cover offset by a 16.5% and 12.7% increase in average check, respectively.

Room

Room revenues decreased$33.8 million, or 55.6%, and $98.5 million, or 55.0%, during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding period of the prior year due primarily to the Property Closures and reduced visitation after the properties re-opened. Overall room margins declined during the three and nine months ended September 30, 2020, as compared to the corresponding periods of the prior year, due primarily to a 7.5% and 15.8% increase in cost per room along with a 1.4% and 2.7% decline in the average daily rate, respectively.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $16.7 million, or 44.9%, and $53.4 million, or 46.3%, during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding period of the prior year, due primarily to the Property Closures along with limited entertainment offerings after property re-openings.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Total revenues
Las Vegas Locals	$171.1	$213.3	$400.5	$657.1
Downtown Las Vegas	17.5	60.6	76.3	188.1
Midwest & South	463.6	545.7	1,065.8	1,647.8
Total revenues	$652.2	$819.6	$1,542.6	$2,493.0

Adjusted EBITDA (1)
Las Vegas Locals	$78.9	$64.1	$128.5	$209.8
Downtown Las Vegas	(1.5)	11.9	1.2	42.8
Midwest & South	182.5	156.2	321.0	477.7
Corporate expense	(21.0)	(18.7)	(51.3)	(61.2)
Adjusted EBITDAR	$238.9	$213.5	$399.4	$669.1

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

The Las Vegas Locals segment had significant declines in net revenue during the three and nine months ended September 30, 2020 and EBITDAR during the nine months ended September 30, 2020, as compared to the corresponding periods of the prior year, due to the Property Closures.  For the three months ended September 30, 2020, EBITDAR increased by $14.8 million as a result of our adjusting our operating and marketing costs in response to the post re-opening operating environment.

Downtown Las Vegas

The Downtown Las Vegas segment experienced significant declines in both net revenue and EBITDAR during the three and nine months ended September 30, 2020, as compared to the corresponding periods of the prior year, due to the Property Closures and, given that our Downtown properties cater to the Hawaiian market, restrictions on travel in Hawaii since re-opening.

Midwest & South

The Midwest & South segment had significant declines in net revenue during the three and nine months ended September 30, 2020 and EBITDAR during the nine months ended September 30, 2020, as compared to the corresponding periods of the prior year, due to the Property Closures.  For the three months ended September 30, 2020, EBITDAR increased by $26.3 million as a result of our adjusting our operating and marketing costs in response to the post re-opening operating environment.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Selling, general and administrative	$87.0	$116.9	$260.7	$349.0
Master lease rent expense	25.9	24.7	76.0	73.1
Maintenance and utilities	33.8	41.4	88.6	119.2
Depreciation and amortization	69.3	65.1	205.5	200.4
Corporate expense	19.6	21.4	58.5	79.5
Project development, preopening and writedowns	2.2	5.3	9.6	14.2
Impairment of assets	—	—	171.1	—
Other operating items, net	14.9	1.3	23.6	1.6

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 13.3% and 14.3% during the three months ended September 30, 2020 and 2019, respectively, and 16.9% and 14.0% during the nine months ended September 30, 2020 and 2019, respectively. The year over year increase is due to the reduction of revenues as a result of Property Closures along with the continued fixed costs incurred during the closure period.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 4.0% and 3.0% during the three months ended September 30, 2020 and 2019, respectively, and 4.9% and 2.9% during the nine months ended September 30, 2020 and 2019, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were 5.2% and 5.0% during the three months ended September 30, 2020 and 2019, respectively, and 5.7% and 4.8% during the nine months ended September 30, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 10.6% and 7.9% during the three months ended September 30, 2020 and 2019, respectively, and 13.3% and 8.0% during the nine months ended September 30, 2020 and 2019. The dollar amount of depreciation and amortization expense remained consistent from period to period therefore the percentage increase is attributable to the revenue decline as a result of the Property Closures.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.0% and 2.6% of revenues during the three months ended September 30, 2020 and 2019, respectively, and 3.8% and 3.2% during the nine months ended September 30, 2020 and 2019, respectively.

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

Impairment of Assets

Impairment of assets for the nine months ended September 30, 2020 include non-cash impairment charges of $8.0 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $8.9 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct costs associated with the Property Closures, including severance payments to separated employees, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the nine months ended September 30, 2020, $22.0 million of other operating items, net, related to incremental, nonrecurring costs associated with the Property Closures.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Interest Expense, net	$61.9	$59.2	$172.0	$180.9
Average Long-Term Debt Balance (1)	4,436.0	3,917.2	4,332.0	3,981.8
Weighted Average Interest Rates	5.0%	5.7%	4.8%	5.7%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three and nine months ended September 30, 2020, increased $2.7 million, or 4.5%, and decreased $8.9 million, or 4.9%, respectively, as compared to the prior year respective period. The impact is attributable to a decrease in the weighted average interest rate percentage point of 0.7 and 0.9 for the three and nine months ended September 30, 2020, respectively, as the underlying Eurodollar rate declined. The decline in interest rate is offset by an increase in the average long-term debt balance of $518.8 million and $350.2 million for the three and nine months ended September 30, 2020, respectively, which is driven by the following: (i) issuance in December 2019 of the $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027; (ii) issuance in May 2020 of the $600.0 million aggregate principal amount of 8.625% senior notes due June 2025; offset by (iii) the retirement of our $750.0 million aggregate principal amount of 6.875% senior notes due May 2023; and (iv) the early repayments of the Refinancing Term B Loans.

Income Taxes

The effective tax rates during the nine months ended September 30, 2020 and 2019 were 17.7% and 24.4%, respectively. The tax benefit for the nine months ended September 30, 2020 was favorably impacted by the settlement of a state audit offset by the creation of a valuation allowance applied to certain state deferred tax assets, including state net operating loss carryforwards. Certain state operations forecasted losses for the year have resulted in negative evidence that tax attributes may expire before utilization or the jurisdiction no longer has recent cumulative earnings to support an objective and verifiable source of income. In addition, the provision for the nine months ended September 30, 2020 was unfavorably impacted by certain nondeductible expenses. Our tax rates for the nine months ended September 30, 2020 and 2019 were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. The tax provision for the nine months ended September 30, 2019 was unfavorably impacted by state taxes and certain nondeductible expenses. The state audit settlement has resulted in a reduction to our unrecognized tax benefit.  As of September 30, 2020, there is no remaining unrecognized tax benefit.  We do not expect any significant change in our unrecognized tax benefit in the next year.

As a result of and response to the COVID-19 pandemic, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and it was signed into law on March 27, 2020. Included in the CARES Act are provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, interest expense deductions, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Our financial results for the nine months ended September 30, 2020, include the estimated payroll tax credits we will receive under the CARES Act, partially offsetting the expenses incurred during this period for compensation and benefits provided to qualifying employees.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

At September 30, 2020 and December 31, 2019, we had balances of cash and cash equivalents of $506.0 million and $250.0 million, respectively. In addition, we held restricted cash balances of $15.0 million and $20.5 million at September 30, 2020 and December 31, 2019, respectively.

During the Property Closures, the Company used cash on hand to fund day-to-day operational expenses, interest and tax payments, as well as other necessary business expenditures. We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility and cash flows from operating activities following the reopening of our facilities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See "Indebtedness", below, for further detail regarding the bank credit facility.

The Company may seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$124.0	$415.4

Cash flows from investing activities
Capital expenditures	(105.1)	(166.8)
Cash paid for acquisitions, net of cash received	(11.2)	(5.5)
Other investing activities	—	(23.3)
Net cash used in investing activities	(116.3)	(195.6)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	(316.3)	(179.0)
Proceeds from issuance of senior notes	600.0	—
Debt issuance costs	(17.1)	—
Dividends paid	(7.8)	(21.2)
Shares repurchased and retired	(11.1)	(28.0)
Other financing activities	(4.8)	(3.4)
Net cash provided by (used in) financing activities	242.9	(231.6)
Increase (decrease) in cash, cash equivalents and restricted cash	$250.6	$(11.8)

Cash Flows from Operating Activities

During the nine months ended September 30, 2020 and 2019, we generated operating cash flow of $124.0 million and $415.4 million, respectively. Generally, operating cash flows decreased during 2020 as compared to the prior year period due to the Property Closures in March through June 2020 and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2020 and 2019, we incurred net cash outflows for investing activities of $116.3 million and $195.6 million, respectively, related primarily to the purchase of real estate, information technology purchases for new software and acquisition-related costs.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash inflows from financing activities in the nine months ended September 30, 2020, reflect primarily the senior note issuance to preserve liquidity during the closure period. The outflows in 2020 reflect the use of cash flow to paydown our Revolving Credit Facility, pay debt financing costs, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows from financing activities in the nine months ended September 30, 2019, reflect primarily the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2020	December 31, 2019	Increase / (Decrease)
Bank credit facility	$989.3	$1,305.7	$(316.4)
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	600.0	—	600.0
Other	4.2	58.3	(54.1)
Total long-term debt	4,043.5	3,814.0	229.5
Less current maturities	29.2	27.0	2.2
Long-term debt, net of current maturities	$4,014.3	$3,787.0	$227.3

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	September 30,	December 31,
(In millions)	2020	2019
Revolving Credit Facility	$—	$235.0
Term A Loan	223.8	234.3
Refinancing Term B Loans	765.5	795.0
Swing Loan	—	41.4
Total outstanding principal amounts under the bank credit facility	$989.3	$1,305.7

With a total revolving credit commitment of $945.5 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $12.6 million allocated to support various letters of credit, there is a remaining contractual availability of $932.9 million as of September 30, 2020.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.6% at September 30, 2020 and 3.8% at December 31, 2019.

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

As of September 30, 2020, we believe that we were in compliance with the covenants contained in our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	6.375% Notes		Other Notes
	September 30,	December 31,	September 30,	December 31,
(In millions)	2020	2019	2020	2019
Current assets	$624.6	$372.0	$624.6	$371.9
Noncurrent assets	9,470.1	9,733.2	9,470.1	9,733.2
Current liabilities	503.1	518.5	503.1	518.5
Noncurrent liabilities	5,022.0	4,766.2	5,021.1	4,765.3

Summarized combined results of operations for the parent company and the Guarantors are as follows:

	6.375% Notes	Other Notes
	Nine Months Ended	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2020
Revenues	$1,548.6	$1,548.6
Costs and expenses	1,611.3	1,611.3
Operating loss	(92.1)	(92.1)
Loss before income taxes	(257.8)	(257.8)
Net loss	(214.2)	(214.2)

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million. During the nine months ended September 30, 2020 and 2019, we repurchased 0.7 million and 1.1 million shares, respectively, of our common stock. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under the share repurchase program. We are not obligated to purchase any shares under our stock repurchase program. We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties ranges from between $125 million and $135 million. We fund our capital expenditures through cash on hand, our bank credit facility and operating cash flows.

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

As of September 30, 2020, our long-term variable-rate borrowings represented approximately 24.5% of total long-term debt. Based on September 30, 2020 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $9.9 million.

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

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities were closed in mid-March 2020 in response to orders from public officials and government regulations. As of November 1, 2020, 26 of our 29 casino properties are re-opened and operating, while 3 properties remain closed as a result of business demand and cost containment measures. We cannot predict when we will reopen our remaining properties, or whether some or all of our properties may be required to temporarily close in the future. Our business, operations, financial condition and results have been, and could again be, negatively affected as a result of the COVID-19 pandemic.

Our properties are subject to various health and safety measures instituted in response to the COVID-19 pandemic, including substantial limitations on occupancy. We cannot predict how long current health and safety protocols will be necessary. Decisions by public officials in this regard will depend on many factors beyond our control and that remain uncertain in light of on-going developments related to the pandemic, including development of preventative or treatment protocols.

We have been required to reduce the offering of certain amenities (because such amenities must remain closed) and otherwise limit the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and limiting restaurant seating, as well as substantially limiting the number of customers we are permitted to admit at any time. Such measures necessarily impact business volume and may impact customer behavior and business demand, and the duration of such potential impact is unknown at this time. Our business, operations, financial condition and results may be materially, negatively affected to the extent demand for our casinos and customer preference and behavior is altered as a result of the COVID-19 pandemic and public response. We cannot predict the extent to which the global pandemic and public response may negatively affect business operating results in the future.

In addition, to the extent that the impact of the COVID-19 pandemic and public response on the economy negatively affects discretionary spending patterns, we may be negatively affected.  The COVID-19 pandemic has had and is expected to continue to have lingering impacts with respect to unemployment and discretionary spending. For example, as a result of the COVID-19 pandemic, we have laid-off a substantial number of our employees, as have many other businesses in the gaming and hospitality industries.  Similar actions throughout the U.S. economy have significantly increased economic and demand uncertainty and may potentially cause regional, national or global recessions. Significant increases in unemployment (and the lingering impacts of temporary unemployment after certain furloughed workers return to work) may have a negative impact on demand for gaming facilities, and these impacts could exist for an extensive period of time. Demand for gaming facilities may further be negatively impacted by the adverse changes in the perceived or actual economic climate and declines in income levels and loss of personal wealth.

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

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
10.1	Amendment No.4 to Third Amended and Restated Credit Agreement dated August 14, 2013	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed August 11, 2020.

10.2	Amendment No.4 - Revised Schedule A	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A filed August 17, 2020.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	File electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2020 and 2019, iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer