Form 10-K
period 2020-12-31
BOYD GAMING CORP
filed 2021-03-01
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $1.7 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2021
Common stock, $0.01 par value	111,862,004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2020 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

ITEM 1.    Business

Overview

Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 28 wholly owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania.

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

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of February 22, 2021, 26 of our 28 gaming facilities are open and operating, subject to various health and safety measures, including occupancy limitations. Two of our properties in Las Vegas remain closed to the public due to the current levels of demand in the market and our cost containment efforts. Two of our properties in the Midwest & South segment that had re-opened in the summer were temporarily closed again by state officials, one in November and the second in December 2020. These properties subsequently re-opened in January 2021. We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures of our properties had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information that may emerge concerning the severity of the COVID-19 pandemic, its impact on the economy and consumer behavior and demand, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and (iii) suspending our quarterly cash dividend and share repurchase programs.

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

We currently anticipate funding our operations over the next 12 months with the cash being generated by our re-opened properties, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of first quarter considering our then current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $171.1 million in the first quarter of 2020. Our conclusions based on our reviews as of the end of second quarter and third quarter of 2020 were that no additional impairment charges were required. Based on our annual review, an additional $3.6 million impairment charge was recorded in the fourth quarter of 2020. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to additional impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. An example is our recent strategic initiative regarding legalized sports gambling. In July 2018, the Company entered into a partnership agreement with MGM Resorts International ("MGM Resorts"). Under this partnership, MGM Resorts and Boyd Gaming both have the opportunity to offer online and mobile gaming platforms, including sports betting, casino gaming and poker in jurisdictions where either company operates physical casino resorts and online licenses are available. We have entered into agreements under this partnership for online offerings to be launched in 2021 in Indiana and Iowa. In August 2018, we entered into a strategic partnership with FanDuel Group to pursue sports betting and online gaming opportunities across the United States. Also in August 2018, we opened sports books at our two Mississippi properties, IP Casino Resort Spa ("IP") in Biloxi, and Sam's Town Hotel & Gambling Hall in Tunica, following the receipt of final approval from the Mississippi Gaming Commission. In March 2019, Valley Forge opened a sports book at the facility and in third quarter 2019, sports books at Diamond Jo Worth, Diamond Jo Dubuque, Blue Chip and Belterra Casino Resort opened, following approval from the respective state regulatory bodies. In August 2020, Par-A-Dice opened a sports book at the property. We plan to further expand our online gaming presence with the launch of a Stardust-branded iCasino in Pennsylvania in April 2021, pending regulatory approval.

We believe that the following factors have contributed to our success in the past and are central to our success in the future:

•	our operations are geographically diversified within the United States;

•	eight of our Las Vegas properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	our three downtown Las Vegas properties focus a majority of their marketing programs on, and derive a majority of their revenues from, a unique niche - Hawaiian customers;

•	we have strengthened our balance sheet and have increased free cash flow;

•	we have the ability to expand certain existing properties and to act opportunistically to make strategic acquisitions; and

•	we have an experienced management team.

Properties

As of December 31, 2020, we own and operate 28 properties offering a total of 1,759,674 square feet of casino space, 35,023 slot machines, 804 table games and 11,087 hotel rooms. We derive the majority of our revenues from our gaming operations, which generated approximately 81%, 75% and 73% of our revenues in 2020, 2019 and 2018, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 8%, 13% and 14% for 2020, 2019 and 2018, respectively. Room revenues and other revenues each contributed less than 10% of revenues during each year.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South.

We added five properties to our Midwest & South segment during 2018. Valley Forge was acquired on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park were acquired on October 15, 2018. In December 2020, we sold Eldorado Casino, which was part of our Las Vegas Locals segment. As a result of the sale in 2016 of our equity interest in Borgata Hotel Casino & Spa ("Borgata"), we report our interest in Borgata as discontinued operations. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8 for further discussion of these activities.

For financial information related to our segments as of and for the three years in the period ended December 31, 2020, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our properties (listed by the Reportable Segment in which each such property is reported) as of and for the year ended December 31, 2020:

		Year
		Opened	Casino					Average
		or	Space	Slot	Table	Hotel	Hotel	Daily
	Location	Acquired	(Sq. ft.)	Machines*	Games*	Rooms*	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, NV	2004	88,915	1,675	49	712	43%	$54
The Orleans Hotel and Casino	Las Vegas, NV	2004	136,960	2,094	62	1,885	50%	$57
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	1979	120,681	1,800	24	645	45%	$55
Suncoast Hotel and Casino	Las Vegas, NV	2004	95,898	1,632	31	427	56%	$70
Eastside Cannery Casino and Hotel	Las Vegas, NV	2016	63,879	881	8	306	72%	$60
Aliante casino + Hotel + Spa	North Las Vegas, NV	2016	125,000	1,694	30	202	80%	$92
Cannery Casino Hotel	North Las Vegas, NV	2016	86,000	1,485	23	200	74%	$60
Jokers Wild Casino	Henderson, NV	1993	23,698	385	7	N/A	N/A	N/A

Downtown Las Vegas
California Hotel and Casino	Las Vegas, NV	1975	35,848	881	26	779	37%	$51
Fremont Hotel and Casino	Las Vegas, NV	1985	30,244	868	28	447	42%	$53
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV	1993	26,918	813	19	406	85%	$52

Midwest & South
Par-A-Dice Hotel and Casino	East Peoria, IL	1996	26,116	525	20	202	64%	$67
Belterra Casino Resort	Florence, IN	2018	54,758	1,033	31	662	37%	$88
Blue Chip Casino, Hotel & Spa	Michigan City, IN	1999	65,000	1,655	40	486	61%	$64
Diamond Jo Dubuque	Dubuque, IA	2012	41,408	785	18	N/A	N/A	N/A
Diamond Jo Worth	Northwood, IA	2012	36,133	881	31	N/A	N/A	N/A
Kansas Star Casino	Mulvane, KS	2012	70,010	1,660	52	N/A	N/A	N/A
Amelia Belle Casino	Amelia, LA	2012	27,484	844	11	N/A	N/A	N/A
Delta Downs Racetrack Casino & Hotel	Vinton, LA	2001	15,000	1,620	—	370	68%	$75
Evangeline Downs Racetrack and Casino	Opelousas, LA	2012	39,208	1,345	—	N/A	N/A	N/A
Sam's Town Hotel and Casino	Shreveport, LA	2004	29,285	978	16	514	64%	$71
Treasure Chest Casino	Kenner, LA	1997	23,668	1,031	29	N/A	N/A	N/A
IP Casino Resort Spa	Biloxi, MS	2011	81,700	1,388	48	1,088	57%	$73
Sam's Town Hotel and Gambling Hall	Tunica, MS	1994	53,000	754	10	700	32%	$59
Ameristar Casino Hotel Kansas City	Kansas City, MO	2018	140,000	1,984	63	184	48%	$80
Ameristar Casino Resort Spa St. Charles	St. Charles, MO	2018	130,000	2,171	79	397	60%	$91
Belterra Park	Cincinnati, OH	2018	56,863	1,311	—	N/A	N/A	N/A
Valley Forge Casino Resort	King of Prussia, PA	2018	36,000	850	49	475	44%	$106
Total			1,759,674	35,023	804	11,087

N/A = Not Applicable

*The amounts presented in the table above include units that are temporarily removed from service to comply with operating requirements that are in place due to the COVID-19 pandemic.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate their marketing efforts on gaming customers from Hawaii. In addition, the financial results for our Illinois distributed gaming operator, which we acquired on June 1, 2018, are included in the Midwest & South segment. As of December 31, 2020, our distributed gaming operator currently operates approximately 1,100 gaming units in approximately 210 locations across the state of Illinois.

As a result of the COVID-19 global pandemic, each state has enacted certain restrictions regarding services provided and capacity limitations. These restrictions have impacted each of our properties and have led to reduced numbers of gaming positions, the closure of certain non-gaming amenities, reduced seating capacity in bars and restaurants and limited operational hours. The Company is re-evaluating the configuration of the casino floors, including the number of slot machines and table games present on the floor, in response to the impacts of COVID-19 on the business environment. The number of these amenities may be reduced as a result of these evaluations.

Las Vegas Locals Properties

Our Las Vegas Locals segment consists of eight casinos that primarily serve the resident population of the Las Vegas metropolitan area. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. In recent years, the Las Vegas economy has strengthened, as reflected in the positive trends in employment, construction activity and visitation. Due to the COVID-19 pandemic, however, there has been a downturn in the economy as visitation has declined and capacity limitations have been in place since the properties re-opened. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.

Gold Coast Hotel and Casino

Gold Coast Hotel and Casino ("Gold Coast") is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from the entire Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who actively gamble. Gold Coast's amenities include 712 hotel rooms and suites along with meeting facilities, multiple restaurant options and a 70-lane bowling center.

The Orleans Hotel and Casino

The Orleans Hotel and Casino ("The Orleans") is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are local residents and visitors to the Las Vegas area. The Orleans provides an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,885 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 52-lane bowling center, banquet and meeting space, and a special events arena that seats up to 9,500 patrons. Due to capacity limitations as a result of COVID-19, the showroom and spa have not yet re-opened. The special events arena has held events, however, with no audience in attendance.

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

Suncoast Hotel and Casino

Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast features 427 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theaters, a showroom, and a 64-lane bowling center. Due to COVID-19 and capacity limitations, several restaurants and the showroom have not yet re-opened.

Eastside Cannery Casino and Hotel

Eastside Cannery Casino and Hotel ("Eastside Cannery") is located directly south of Sam's Town Las Vegas at the intersection of Boulder Highway and Harmon Avenue in Las Vegas. Its location offers easy access for both the Las Vegas and Henderson valleys. Eastside Cannery offers 306 hotel rooms, one restaurant and four bars, 20,000 square feet of meeting and ballroom space, and a 250-seat entertainment lounge. Eastside Cannery has been closed to the public since March 18, 2020 and has not yet re-opened due to the current levels of market demand and our cost containment efforts.

Aliante Casino + Hotel + Spa

Aliante Casino + Hotel + Spa ("Aliante") is located in North Las Vegas adjacent to an 18-hole championship golf course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local middle-market customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort, which includes 202 hotel rooms, multiple restaurant options, a 16-screen movie theater complex, a 587-seat showroom, a spa, and a resort style pool with cabanas. Due to COVID-19 and capacity limitations, several restaurants, the showroom, the spa and the movie theater have not yet re-opened.

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

Jokers Wild Casino

Located in Henderson, the Jokers Wild Casino ("Jokers Wild") is approximately 14 miles from the Las Vegas Strip and includes a sports book and dining options, as well as gaming, including slots and table games. The principal customers of this property are Henderson residents.

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate flights from Honolulu to Las Vegas each week, helping to provide air transportation for our customers. In March 2020, as a result of COVID-19, the charter flights from Honolulu to Las Vegas were paused and are expected to resume in mid-2021. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel and Casino ("Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2020, patrons from Hawaii comprised approximately 43% of the occupied room nights at the Cal, 19% of the occupied room nights at Fremont, and 47% of the occupied room nights at Main Street Station.

California Hotel and Casino

The Cal's amenities include 779 hotel rooms, multiple dining options, a sports book, and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel and Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, two restaurants, a race and sports book, and meeting space.

Main Street Station Casino, Brewery and Hotel

Main Street Station's amenities include 406 hotel rooms and two restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area. Main Street Station has been closed to the public since March 18, 2020 and has not yet re-opened due to the current levels of market demand and our cost containment efforts.

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

Par-A-Dice Hotel Casino

Par-A-Dice Hotel Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes three restaurants and a gift shop. A FanDuel branded sportsbook opened at Par-A-Dice in August 2020. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway, and it is the only casino gaming facility located within an approximately 90-mile radius of Peoria, Illinois. After Par-A-Dice's initial re-opening on July 1, 2020, the property was temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021.

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

Diamond Jo Dubuque

Diamond Jo Dubuque is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo Dubuque is a two-story property that includes a bowling center, event center, and two banquet rooms. A FanDuel branded sportsbook opened at Diamond Jo Dubuque in September 2019. The property also features several dining outlets, as well as three full-service bars and the Mississippi Moon Bar, a live music venue.  Due to COVID-19 and capacity limitations, several dining venues and the Mississippi Moon Bar have not re-opened.

Diamond Jo Worth

Diamond Jo Worth is a land-based casino situated on a 46-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. The casino has an event center and several dining options. A FanDuel branded sportsbook opened at Diamond Jo Worth in September 2019. There is a 102-room Country Inn & Suites hotel attached to the casino and a 60-room Holiday Inn Express hotel adjacent to the casino, both of which are owned and operated by third parties.

Kansas Star Casino

Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Lottery Gaming Facility Management Contract with the State of Kansas (the "Kansas Management Contract"). The land-based casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has a buffet, a steakhouse and a number of other amenities including a deli, noodle bar, casual dining restaurant and casino bars. Kansas Star also has an arena that provides a venue for concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room Hampton Inn & Suites hotel adjacent to the casino that is operated by a third party. Under the terms of the agreement, Kansas Star has the option to purchase the hotel. Due to COVID-19 and capacity limitations, the buffet has not re-opened.

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana, and is a three-level riverboat with gaming located on the first two decks as well as a café on the first deck. The property's third deck includes a buffet and banquet room. Due to COVID-19 and capacity limitations, the buffet has not re-opened.

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

Evangeline Downs Racetrack and Casino

Evangeline Downs Racetrack and Casino ("Evangeline Downs") is a land-based racino located in Louisiana. The racino currently includes a casino with a convention center and multiple food venues, including a buffet, cafe, and two restaurants and bars. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 1,008 horses. The Clubhouse, together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons. In the Clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession stand and bar. Due to COVID-19 and capacity limitations, several dining venues and the convention center have not re-opened. There is also a 117-room hotel adjacent to the racino, which is operated by a third party.

Evangeline Downs operates three Off Track Betting ("OTB") locations in Henderson, Eunice and St. Martinville, Louisiana. Each OTB offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of the Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack. Eunice has been closed to the public since March 17, 2020 and has not yet re-opened due to our cost containment efforts.

Sam's Town Hotel and Casino

Sam's Town Hotel and Casino ("Sam's Town Shreveport") is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a spa, four restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas and surrounding Louisiana cities, including Bossier City, Minden, Ruston and Monroe. Due to COVID-19 and capacity limitations, one restaurant has not yet re-opened.

Treasure Chest Casino

Treasure Chest Casino ("Treasure Chest") is a dockside riverboat casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th century Victorian style paddlewheel riverboat, with a total capacity for 1,925 people. The entertainment complex located adjacent to the riverboat houses a 120-seat Caribbean showroom and two restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans. Due to COVID-19 and capacity limitations, one restaurant has not yet re-opened.

IP Casino Resort Spa

IP Casino Resort Spa ("IP") is a barge-based casino overlooking the scenic back bay of Biloxi and, as a recipient of a AAA Four Diamond Award, is one of the premier resorts on the Mississippi Gulf Coast. The property features more than 1,000 hotel rooms and suites; more than 65,000 square feet of convention and meeting space; a spa and salon; a 1,383-seat theater offering regular headline entertainment; eight lounges and bars; and seven restaurants, including a steak and seafood restaurant and an upscale Asian restaurant. During 2018, IP opened a sportsbook that is powered by FanDuel. Due to COVID-19 and capacity limitations, one restaurant has not yet re-opened.

Sam's Town Hotel and Gambling Hall

Sam's Town Hotel and Gambling Hall ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 700 hotel rooms, a sports book, an entertainment lounge, three dining venues, two escape rooms, an arcade, a residential vehicle park, and a 1,600-seat River Palace Arena. During 2018, Sam's Town Tunica opened a sportsbook that is powered by FanDuel.

Ameristar Casino Hotel Kansas City

Ameristar Casino Hotel Kansas City ("Ameristar Kansas City") is a barge-based casino located 10 miles from downtown Kansas City, Missouri. The property competes primarily with five casinos in the Kansas City area and bordering eastern Kansas market. The property features 184 guest rooms, 6 restaurants, a 1,200 seat concert venue, and an 18-theater cinema. The real estate utilized by Ameristar Kansas City is subject to a Master Lease with GLPI.

Ameristar Casino Resort Spa St. Charles

Ameristar Casino Resort Spa St. Charles ("Ameristar St. Charles") is a barge-based casino located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located on approximately 52 acres along the western bank of the Missouri River. The property features an AAA Four Diamond full-service luxury suite hotel with 400 well-appointed rooms, an indoor-outdoor pool, seven dining venues; twelve bars, an entertainment venue, a full-service luxury day spa, two TopGolf Swing Suites and a 20,000-square-foot conference center. Due to COVID-19 and the capacity limitations, one dining venue, one bar, the pool, entertainment venue and spa have not yet re-opened. The real estate utilized by Ameristar St. Charles is subject to a Master Lease with GLPI.

Belterra Park

Belterra Park is a land-based racino located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. The property is a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, six restaurants, a VIP lounge, pari-mutuel wagering, and racing facilities with live thoroughbred racing on both dirt and the only grass track in Ohio. Due to COVID-19 and capacity limitations, one restaurant has not yet re-opened. The real estate utilized by Belterra Park is subject to a Master Lease with GLPI.

Valley Forge Casino Resort

Valley Forge Casino Resort ("Valley Forge") is a land-based casino hotel located in King of Prussia, Pennsylvania. The property features approximately 36,000 square feet of gaming floor, 100,000 square feet of meeting, conference and banquet facilities and two luxury hotel towers. The Valley Tower has 325 recently remodeled rooms while the Casino Tower offers over 150 completely renovated rooms in the heart of the action. A FanDuel branded sportsbook opened at Valley Forge in March 2019. The property also presents six dining options, live entertainment and an exciting nightlife scene. Due to COVID-19 and capacity limitations, two dining options have not yet re-opened. After Valley Forge's initial re-opening on June 26, 2020, the property was temporarily closed on December 12, 2020 and subsequently re-opened on January 4, 2021.

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

Strategic Initiatives

BoydPay Digital Wallet

In February 2021, the Company and Aristocrat Technologies announced the launch of "BoydPay," our new digital wallet product. Through BoydPay, our customers will have the ability to create a cashless digital wallet that can be conveniently linked to third-party funding sources driven by Sightline Payments. BoydPay is currently in use at Blue Chip and Belterra Park and is in the trial phase at Aliante.

During its initial phase, the BoydPay digital wallet is linked to a player's B Connected card and used to play or cash out on slot titles, also in partnership with Aristocrat. Pending regulatory approvals, we anticipate deploying this product at all of our casino properties nationwide by this summer.

During future phases, and pending regulatory approval, we will utilize Aristocrat technology to link the BoydPay wallet to our B Connected Mobile app, creating a contactless experience that will allow customers to use their smartphones to play and cash out on casino games and pay for amenities throughout the property.

Launch of Stardust Social Casino

During July 2020, the Company relaunched its iconic Stardust brand with the debut of the all-new Stardust Social Casino app.  Inspired by one of the most famous casinos in Las Vegas history, the Stardust Social Casino mobile app features a regularly updated selection of popular slot titles from Boyd Gaming casino floors across the country.  The game is free to play and is available for download on iOS and Android mobile platforms.  In addition to offering a wide selection of popular games, Stardust Social Casino also offers rewards and benefits at Boyd Gaming properties across the country.  Virtual credit purchases in the app earn points and Tier Credits within Boyd Gaming's B Connected player loyalty program, redeemable at Boyd Gaming properties across the country.

Strategic Partnership with FanDuel Group

In August 2018, we entered into a strategic partnership with FanDuel Group ("FanDuel"), the largest online sports destination in the United States, to pursue sports betting and online gaming opportunities across the country and acquired a five percent equity ownership interest in FanDuel. This partnership brings together two of the largest and most geographically diversified companies in the gaming entertainment industry, given our Company’s scale and experience is being combined with FanDuel’s eight million customers and its presence across 45 states.

Subject to state law and regulatory approvals, we will establish a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel will establish and operate mobile and online sports-betting and gaming services under the FanDuel brand in the states where we are licensed. During 2018, IP and Tunica opened sports books that are powered by FanDuel. During 2019, FanDuel sports books opened at our Valley Forge, Diamond Jo Worth, Diamond Jo Dubuque, Blue Chip and Belterra Resort properties. In 2020, a FanDuel sportsbook opened at our Par-A-Dice property. FanDuel currently offers online sportsbook in Indiana, Illinois, Iowa and Pennsylvania. We plan to launch a Stardust-branded iCasino in Pennsylvania in April 2021, pending regulatory approval.

Our relationship with FanDuel covers all states where we hold gaming licenses currently and in the future, excluding Nevada. It also covers states included under our market-access agreement with MGM Resorts. The two companies also engage in extensive co-branding and cross-promotional efforts. FanDuel markets our properties through its existing daily fantasy sports service and future interactive sports betting and gaming services, while we promote FanDuel's products to our customer base. FanDuel also provides our customers access to its existing product line.

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

Future Development Opportunities

Development Agreement with Wilton Rancheria

We have a development agreement and a management agreement with Wilton Rancheria, a federally-recognized Native American tribe located southeast of Sacramento, California, to develop and manage a gaming entertainment complex. In January 2017, Wilton Rancheria received a favorable Record of Decision from the Bureau of Indian Affairs and in February 2017, the land was taken into trust on behalf of the tribe. The land parcel taken into trust is located approximately 15 miles southeast of Sacramento on Highway 99, one of the two major north-south freeways in the Sacramento area. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with Wilton Rancheria allowing the development of the casino. In October 2018, the National Indian Gaming Commission ("NIGC") approved the Company's management contract with Wilton Rancheria. With the compact now in place and the design and project budget finalized, Wilton Rancheria has secured third-party financing to fund construction. Construction of the project is expected to begin in first quarter 2021, and it is expected to open in the second half of 2022.

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

Benefits for our loyal customers include annual cruises, vacations, and gifts of luxury jewelry and electronics. The B Connected program is currently available at all properties except for Eastside Cannery and Jokers Wild. Eastside Cannery is expected to fully implement the program after it re-opens.

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

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and the elimination of betting on NCAA events. And with the recent expansion of sports wagering in various state jurisdictions, the federal government may elect to enact legislation taxing and regulating sports wagering, or alternatively may elect to prohibit such wagering. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

Employees and Labor Relations

As of December 31, 2020, we have 14,284 Team Members, including 13,583 Team Members at our properties and 701 Team Members in our corporate function.  We operate in ten (10) states, and we have collective bargaining agreements with three unions covering 815 employees.

Our Team Members are the most important contributors to our business. For our business to operate successfully, to execute on our long-term strategy, and to continue to grow, we depend upon having Team Members with the necessary talent and skills to support our property operations and corporate function.

Our access to talent is impacted by local factors in each of our communities, including employment levels, and demand for and availability of specialized skills.  In the near term, we expect to be able to maintain our workforce and add Team Members with the specialized skills and experience necessary to sustain and grow our business.

We strive to attract individuals who are people-focused and share the values of our culture, Boyd Style.  Our Culture includes valuing relationships, exceeding expectations, working smart, and a commitment to integrity in everything we do.  These values are expected and reinforced at all levels of our organization.  We believe this fosters dignity and respect between our Team Members and creates a positive working environment, reinforces the customer experience, and promotes long-term shareholder value.

We have programs dedicated to selecting new talent and enhancing the skills of our Team Members, including recruiting relationships with numerous industry associations, government agencies and colleges. We provide competitive wages and benefits to attract and retain the talent necessary for the successful operation of our business.  Our benefits include healthcare and retirement benefits, holiday and paid time off, and tuition assistance.

We believe our business is differentiated from our competitors due to our commitment to customer service and delivering a customer experience that fosters long-term loyalty.  As such, our business depends upon the capability and friendliness of each of our Team Members in order to provide outstanding customer service to each of our guests. Every Team Member at Boyd Gaming is required to complete the Company’s guest service training program. The program is strongly linked to our culture and values and gives Team Members the tools and training to create outstanding customer service experiences for our guests. Additionally, all Boyd Gaming leaders are required to attend leadership training.  The program provides our leaders with the tools and training to effectively communicate and coach their team to success.

Currently, 51% of our workforce are women and 49% are minority Team Members.  As a Company, we work hard to promote and increase the diversity of our workforce. Our goal is to attract and retain individuals that reflect the diversity of the communities where we do business, to develop policies and practices that help our Team Members realize their potential, and to create goodwill with our Team Members and customers.

The Company has adopted a Code of Business Conduct that promotes ethical behavior and encourages Team Members to talk to supervisors, managers, or other appropriate personnel when in doubt about the best course of action. Furthermore, we also maintain a confidential Team Member hotline operated by an independent firm for anonymously reporting suspected wrongdoing.

Boyd Gaming provides all Team Members a work environment free of discrimination and harassment. All supervisors and management staff are required to attend annual harassment awareness training and are responsible for ensuring that all Team Members comply with this policy and that appropriate action is taken if harassment occurs in the workplace.

We seek feedback from our Team Members through an annual Team Member Opinion Survey to measure the performance of our culture and to improve our work environment for Team Members. The annual survey regularly achieves over 90% participation. In our most recent survey, more than 80% of Team Members reported high levels of job satisfaction. Additionally, we have a formal, annual goal setting and performance review processes to drive engagement, performance and retention. Our commitments to Team Member engagement are evidenced by our high average tenure of 10 years and our low overall voluntary turnover rate of less than 20%.

Corporate Information

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. Information on our website is not incorporated by reference herein.

Available Information

We file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an Internet site, at http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our SEC filings are available on the SEC’s website. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, Nevada 89169, (702) 792-7200, Attn: David Strow, Vice President, Corporate Communications.

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

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," as well as variations of such words and similar expressions referring to the future. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	our business model, areas of focus and strategy for driving business results;
•	competition, including expansion of gaming into additional markets including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;
•	indebtedness, including Boyd Gaming’s ability to refinance or pay amounts outstanding under its credit agreement and Boyd Gaming’s unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;
•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for stockholders, and are available at the right price;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;
•	Adjusted EBITDAR and its usefulness as a measure of operating performance or valuation;
•	our ability to utilize our net operating loss carryforwards and certain other tax attributes;
•	our belief that all pending litigation claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;
•	that margin improvements will remain a driver of profit growth for us going-forward;
•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotel and casinos;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles may differ from actual results; and
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements in this Form 10-K (including any document incorporated by reference) are made only as of the date of the document in which they are contained, based on information available to us as of the date of that document, and we caution you not to place undue reliance on forward-looking statements in light of the risks and uncertainties associated with them. Forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward-looking statements. If any of those risks and uncertainties were to materialize, actual results could differ materially from those discussed in any such forward-looking statement. Among the factors that could cause actual results to differ materially from those discussed in forward-looking statements are those discussed under the heading "Risk Factors" and in this Annual Report on Form 10-K and in our other current and periodic reports filed from time to time with the SEC.

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

Risks Related to our Business

The novel coronavirus (“COVID-19”) pandemic and the public response to it has had and will likely continue to have an adverse effect on our business, operations, financial condition and results.

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities were closed in mid-March 2020 in response to orders from public officials and government regulations. As of December 31, 2020, 24 of our 28 casino properties are re-opened and operating, while two properties in Las Vegas remain closed as a result of business demand and cost containment measures and two properties in the Midwest & South were temporarily closed due to public official orders and subsequently re-opened in January 2021. We cannot predict when we will re-open our remaining properties, or whether some or all of our properties may be required to temporarily close in the future. Our business, operations, financial condition and results have been, and could again be, negatively affected as a result of the COVID-19 pandemic.

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

Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including any future housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, an ongoing pandemic, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

In 2008, we experienced a profound reduction in consumer demand as a result of the economic recession in the U.S. economy, and we are now experiencing the impacts of COVID-19, which are significantly impacting customer visitations and business revenue. Consumer spending habits changed significantly due to the recession in 2008, and we expect that consumer behavior as a result of the COVID-19 pandemic may be similarly altered for an extended period of time. We cannot say when, if ever, or to what extent, customer behavior in our various markets will fully-revert to prior trends. As such, our business may be adversely affected. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an ongoing economic downturn, including the impact of COVID-19, may be expected to further adversely affect our results of operations and financial condition.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, land located in Park City, Kansas (in the Wichita metro area) was recently taken into trust by the U.S. Government for the benefit of the Wyandotte Nation of Oklahoma and gaming operations have commenced at that location, which may negatively impact the business operations of the Kansas Star Casino.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. Impairment charges of $3.6 million were recorded as a result of our annual 2020 impairment test and $171.1 million were recorded as a result of our first quarter impairment review. No impairment charges were recorded as a result of the 2019 and 2018 tests.

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

Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by the Illinois Gaming Board, Indiana Gaming Commission, Iowa Racing and Gaming Commission, Kansas Lottery Commission, Kansas Racing and Gaming Commission, Louisiana State Gaming Control Board, Louisiana State Racing Commission, Mississippi Gaming Commission, Missouri Gaming Commission, Nevada Gaming Commission and Gaming Control Board, Ohio Lottery Commission and Ohio State Racing Commission, Pennsylvania Gaming Control Board and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, including regulation with respect to gambling, live racing, and approval standards applicable to our directors, officers, key employees, joint venture partners and certain shareholders, in addition to regulations applicable to businesses generally, including regulation with respect to alcoholic beverages, smoking, currency transactions, taxation, zoning and building codes, anti-money laundering laws and regulations and marketing and advertising. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

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

For example, certain of the properties we operate have been forced to close for extended periods due to floods and hurricanes. Most recently, Delta Downs was closed in for 21 days in 2020 due to Hurricane Laura.

Belterra Park, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport and Treasure Chest are each located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area. Furthermore, our properties in Illinois, Indiana, Iowa, Kansas, Missouri, Ohio and Pennsylvania are at risk of experiencing snowstorms, tornadoes and flooding.

In the past, snowstorms and other adverse weather conditions have interrupted our operations, damaged our properties and reduced the number of customers who visit our facilities in an affected area. These storms made it very difficult for our customers to visit, and we believe such winter weather had a material and adverse impact on the results of our operations during such times. If there is a prolonged disruption at any of our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than half of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations. Recently, the portion of our business dependent upon our Hawaiian customers has been substantially disrupted as a result of COVID-19, including as a result of travel restrictions and quarantine requirements in Hawaii.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including the Southern California, Arizona and Las Vegas local markets. Due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. In addition, our Las Vegas business has been materially impacted as a result of the COVID-19 pandemic and a reduction in visitation from customers in these geographic areas. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and are subject to comparable risk.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. Terrorist activities in the United States and elsewhere, military conflicts, outbreaks of infectious disease and pandemics, adverse weather conditions and natural disasters, among other things, have had negative impacts on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.

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

We lease certain parcels of land on which Eastside Cannery, Suncoast, Belterra Resort, Belterra Park, Treasure Chest, Sam's Town Shreveport, IP, Ameristar Kansas City and Ameristar St. Charles' hotels and gaming facilities are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had net operating losses ("NOLs") for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from the issuance of our common stock, the exercise of stock options and other equity compensation awards, as well as ordinary sales and purchases of our common stock, among other things. If an ownership change in our stock were to be triggered in the future, our subsequent ability to use any NOLs existing at that time could be significantly limited. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act changed the carryback and carryforward periods for NOLs generated after December 31, 2017 and imposed annual limitations on the use of such NOLs. While the rules for NOLs generated in the year ended December 31, 2017 and prior did not change, our NOLs all predate the change, it is possible that future law changes could affect our ability to utilize NOLs prospectively.

Risks Related to our Indebtedness

We have a significant amount of indebtedness.

We and our subsidiaries had approximately $3.9 billion of long-term debt (including debt of non-guarantor subsidiaries and without deducting unamortized discount and origination fees) as of December 31, 2020 (of which approximately $0.9 billion was outstanding under the Credit Facility) and which includes approximately $30.7 million of current maturities of long-term debt and excludes approximately $12.6 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $1,021.1 million was available for borrowing under the Revolving Credit Facility as of December 31, 2020.

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

Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things: incur additional debt, including providing guarantees or credit support; incur liens securing indebtedness or other obligations; make certain investments; dispose of assets; make certain acquisitions; pay dividends or make distributions and make other restricted payments; enter into sale and leaseback transactions; engage in any new businesses; and enter into transactions with our stockholders and our affiliates.

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

We are required to pay a substantial amount of rent pursuant to our Master Lease agreements with GLPI, which impacts free cash flow and could in the future limit our ability to invest in our operations or seek additional development or strategic opportunities.

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, Belterra Casino Resort and Belterra Park (each an "OpCo," and collectively the "OpCos") from Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to two triple net REIT Master Leases (the "Master Leases"). Current annual rent under the Master Leases is $101.9 million, with rental increases over time. The Master Leases also include substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

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

The Master Leases include additional provisions that restrict our ability to freely operate and could have an adverse effect on our business and financial condition, including the following:

•

Escalations in Rent - We are obligated to pay base rent under the Master Leases, and base rent is composed of building base rent and land base rent. Every year of a Master Lease's term, building base rent is subject to an annual escalation of up to 2% and we may be required to pay the escalated building base rent regardless of our revenues, profit or general financial condition.

•

Variable Rent - We are obligated to pay percentage rent under the Master Leases, which is re-calculated every two years. Such percentage rent shall equal 4% of the change between (i) the average net revenues for the trailing two-year period and (ii) 50% of the trailing 12 months net revenues as of the month ending immediately prior to the execution of the Master Leases. We may be required to pay an increase in percentage rent based on increases in net revenues without a corresponding increase in our profits.

•

Pooled Lease - One of our Master Leases is a pooled lease arrangement, which prohibits us from divesting any individual OpCo without GLPI’s prior consent. Any divestiture of all of the OpCos also requires GLPI’s prior consent, except for limited circumstances where the purchaser meets various financial and gaming operations experience requirements. These limitations on transfer could adversely impact our ability to manage our business.

•

Guaranties - One of our Master Lease Agreements is guaranteed by certain subsidiaries of the tenant (the "Lease Guarantors"). A default under any of such Master Lease guaranties that is not cured within the applicable grace period will constitute an event of default under the Master Lease.

•

Effect of End of Term or Not Renewing the Master Leases - If we do not renew the Master Leases at the stipulated renewals or we do not enter into new master leases at the end of the applicable terms, we will be required to sell the business of the relevant tenant. If we cannot agree upon acceptable terms of sale with a qualified successor tenant, GLPI will select a successor tenant to purchase our business through a competitive auction. If this occurs, we will be required to transfer our business to the highest bidder at the auction, subject to regulatory approvals.

Risks Related to our Equity Ownership

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Co-Executive Chair of the Board of Directors, together with his immediate family, beneficially owned approximately 26% of the Company's outstanding shares of common stock as of December 31, 2020. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 2.    Properties

Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2020, some of our properties utilized leased property in their operations.

The real estate utilized by four of our properties are subject to Master Lease agreements with Gaming and Leisure Properties, Inc. The properties under the Master Lease agreements are:

•	Ameristar Kansas City, including approximately 250 acres of leased land and building.

•	Ameristar St. Charles, including approximately 240 acres of leased land and building.

•	Belterra Resort, including approximately 315 acres of leased land and building.

•	Belterra Park, including approximately 160 acres of leased land and building.

In addition, all or a portion of the sites for the following properties are leased:

•	Suncoast, located on 49 acres of leased land.

•	Eastside Cannery, located on 30 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and leases approximately 2.0 acres of parking surfaces.

•	Diamond Jo Worth, which owns 279 acres and leases 33 acres of land in Emmons, Minnesota that is used as a nine-hole golf course and a nine-station sporting clay course and hunting facility.

•	Evangeline Downs, which leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.

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

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BYD." On February 22, 2021, the closing sales price of our common stock on the NYSE was $56.88 per share. On that date, we had approximately 585 holders of record of our common stock and our directors and executive officers owned approximately 26% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

Share Repurchase Program

On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million (the "2018 Plan"). There were 0.7 million shares repurchased during the year ended December 31, 2020. As of December 31, 2020, $61.4 million of repurchase authorization remained available under the 2018 Plan.

On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic and no share repurchases were made during the three months ended December 31, 2020.

We are not obligated to repurchase any shares under the program. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases are funded with existing cash resources and availability under the Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding notes.

We may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to the Dow Jones U.S. Gambling Index ("Dow Jones GI"). The performance graph assumes that $100 was invested on December 31, 2015 in each of the Company's common stock, the S&P 400 and Dow Jones GI, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P Midcap 400 Index, and the Dow Jones US Gambling Index

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Boyd Gaming Corporation
S&P Midcap 400
Dow Jones US Gambling

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Dow Jones GI
December 2016	$101.51	$120.74	$128.19
December 2017	177.34	140.35	179.66
December 2018	105.98	124.80	124.65
December 2019	154.21	157.49	183.94
December 2020	221.07	179.00	164.92

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

The Company adopted ASC 842, Leases, effective January 1, 2019, on a prospective basis. (See Note 10, Leases, in the notes to the consolidated financial statements included in Part II, Item 8. for further information regarding these changes.) Total assets for the years ended December 31, 2018, 2017 and 2016 were not revised and are presented in accordance with ASC 840, Leases, and related interpretations.

	Year Ended December 31,
(In thousands, except per share data)	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)
Statement of Operations Data:
Total revenues	$2,178,490	$3,326,119	$2,626,730	$2,400,819	$2,199,259

Operating income	14,263	472,568	355,284	343,801	260,408

Income (loss) from continuing operations before income taxes	(171,014)	202,126	155,032	171,113	7,768

Income (loss) from continuing operations, net of tax	(134,700)	157,636	114,701	167,998	207,701

Income from discontinued operations, net of tax	—	—	347	21,392	212,530

Net income (loss)	(134,700)	157,636	115,048	189,390	420,231

Income (loss) from continuing operations per common share
Basic	$(1.19)	$1.39	$1.01	$1.46	$1.81
Diluted	$(1.19)	$1.38	$1.00	$1.45	$1.80

Dividends declared per common share	$—	$0.27	$0.23	$0.15	$—

Balance Sheet Data:
Cash and cash equivalents	$519,182	$249,977	$249,417	$203,104	$193,862
Total assets	6,558,948	6,650,145	5,756,339	4,685,930	4,670,751
Long-term debt, net of current maturities	3,866,743	3,738,937	3,955,119	3,051,899	3,199,119
Total stockholders' equity	1,123,943	1,265,242	1,145,741	1,097,227	930,180

Other Data:
Ratio of earnings to fixed charges (f)	-	1.7x	1.7x	1.9x	1.0x

(a)    2020 financial results were impacted by the COVID-19 pandemic as properties were closed from mid-March to end of June. Impairment charges of $174.7 million were incurred as a result of the COVID-19 impact on Company performance. In addition, 2020 includes combined pretax gains of $53.9 million arising from the sale of the Eldorado property and the realization of a gain related to the property closures.

(b)    2019 includes a full year of financial results for Lattner, Valley Forge, Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park. In addition, 2019 includes $34.9 million in pretax loss on early extinguishments of debt.

(c)    2018 includes the financial results of acquired properties from their respective acquisition date, which include Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018. As a result of the acquisitions and ongoing projects, we had project development, preopening and writedowns of $45.7 million.

(d)    2017 includes a full year of financial results for Aliante, Cannery and Eastside Cannery. Additionally, 2017 includes a noncash income tax benefit of $60.1 million related to the changes in tax legislation. Discontinued operations for 2017 of $21.4 million reflects our after-tax share of the proceeds related to the final settlement of Borgata’s property tax disputes with Atlantic City. The Company has accounted for its 50% investment in Borgata as discontinued operations for all periods presented in these consolidated financial statements.

(e)    2016 includes $38.3 million in pretax, non-cash impairment charges which includes non-cash impairment charges of $23.6 million, $12.5 million and $0.8 million for a gaming license, goodwill and trademarks, respectively, in our Midwest & South segment; and $42.4 million in pretax loss on early extinguishments and modifications of debt. Additionally, 2016 includes a noncash income tax benefit of $203.9 million resulting from the release of a previously recorded deferred tax asset valuation allowance. The financial results of Aliante are included in these financial results from its September 27, 2016 date of acquisition, and the financial results of Cannery and Eastside Cannery are included from their December 20, 2016 date of acquisition. Discontinued operations for 2016 include an after-tax gain on the sale of our equity interest in Borgata of $181.7 million.

(f)    For purposes of computing this ratio, "earnings" consist of income before income taxes and income/(loss) from unconsolidated affiliates, plus fixed charges (excluding capitalized interest) and distributed income of equity investees. "Fixed charges" include interest whether expensed or capitalized, amortization of debt expense, discount, or premium related to indebtedness (included in interest expense), and such portion of rental expense that we deem to be a reasonable representation of the interest factor. Due primarily to certain non-cash charges deducted in the determination of our earnings, the earnings were less than fixed charges by $170.7 million for 2020.

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

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. The properties were allowed to re-open on the dates indicated in the table below, subject to various health and safety measures, including occupancy limitations. While they are allowed to re-open, two of our properties in Las Vegas have remained closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. Eldorado, a third property in Las Vegas that had also remained closed, was sold in December 2020.

COVID-19 mitigation restrictions resulted in the temporary closures of our Par-A-Dice property in November 2020 and the Valley Forge property in December 2020. Both properties re-opened during January 2021.  We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

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

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and (iii) suspending our quarterly cash dividend and share repurchase programs.

EXECUTIVE OVERVIEW

Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975.

As of December 31, 2020, we operate 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have geographically diversified gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

		Closure Date	Re-open Date
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
The Orleans Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada	3/18/2020	6/4/2020
Suncoast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Eastside Cannery Casino and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada	3/18/2020	6/4/2020
Cannery Casino Hotel	North Las Vegas, Nevada	3/18/2020	6/4/2020
Jokers Wild Casino	Henderson, Nevada	3/18/2020	6/4/2020
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Fremont Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Midwest & South
Par-A-Dice Hotel and Casino	East Peoria, Illinois	3/16/2020	7/1/2020*
Belterra Casino Resort	Florence, Indiana	3/16/2020	6/15/2020
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana	3/16/2020	6/15/2020
Diamond Jo Dubuque	Dubuque, Iowa	3/17/2020	6/1/2020
Diamond Jo Worth	Northwood, Iowa	3/17/2020	6/1/2020
Kansas Star Casino	Mulvane, Kansas	3/18/2020	5/23/2020
Amelia Belle Casino	Amelia, Louisiana	3/17/2020	5/27/2020
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana	3/17/2020	5/20/2020
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana	3/17/2020	5/20/2020
Sam's Town Hotel and Casino	Shreveport, Louisiana	3/17/2020	5/27/2020
Treasure Chest Casino	Kenner, Louisiana	3/17/2020	5/20/2020
IP Casino Resort Spa	Biloxi, Mississippi	3/17/2020	5/21/2020
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi	3/17/2020	5/21/2020
Ameristar Casino Hotel Kansas City	Kansas City, Missouri	3/17/2020	6/1/2020
Ameristar Casino Resort Spa St. Charles	St. Charles, Missouri	3/17/2020	6/1/2020
Belterra Park	Cincinnati, Ohio	3/14/2020	6/19/2020
Valley Forge Casino Resort	King of Prussia, Pennsylvania	3/13/2020	6/26/2020**

*Par-A-Dice was temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021.

**Valley Forge was temporarily closed on December 12, 2020 subsequently re-opened on January 4, 2021.

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

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, and our online gaming initiatives are included in our Midwest & South segment.

In May 2016, we entered into an Equity Purchase Agreement to sell our 50% equity interest in the parent company of Borgata Hotel Casino and Spa ("Borgata") to MGM Resorts International. This transaction closed on August 1, 2016. We account for our investment in Borgata by applying the equity method and report its results as discontinued operations for all periods presented in this Annual Report on Form 10-K.

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

Operating Efficiently

We are committed to operating more efficiently. As we re-opened our properties and adjusted our operations to address the impacts of the COVID-19 pandemic, the efficiencies of our refined business model positioned us to flow a substantial portion of the revenue directly to the bottom line.

Evaluating Acquisition Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business and deliver a solid return for shareholders, and are available at the right price. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, development of new properties, or acquisitions. Currently, the Company is primarily focused on enhancements to its existing properties.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2020	2019	2018
Total revenues	$2,178.5	$3,326.1	$2,626.7
Operating income	14.3	472.6	355.3
Income (loss) from continuing operations, net of tax	(134.7)	157.6	114.7
Income from discontinued operations, net of tax	—	—	0.3
Net income (loss)	(134.7)	157.6	115.0

Total Revenues

Total revenues decreased $1,147.6 million, or 34.5%, for 2020 as compared to 2019 due primarily to the COVID-19 property closures that began in mid-March 2020 and lasted through May and June 2020, depending on the specific property's re-open date (the "Property Closures") and the decline in visitation after re-opening reflecting the limited capacity and reduced amenities offered to comply with restrictions dictated by the jurisdictions in which we operate.

Total revenues increased $699.4 million, or 26.6%, for 2019 as compared to 2018 due primarily to the acquisitions of Lattner on June 1, 2018, Valley Forge on September 17, 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park on October 15, 2018 (collectively, the "Acquisitions").

Operating Income

In 2020, our operating income decreased $458.3 million as compared to 2019 due to the Property Closures, along with an impairment charge of $174.7 million. Despite the significant decline in total revenues, the Company has been able to adjust operating and marketing costs in response to the post re-opening environment and increase overall operating margins by 1.7%.

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

Income (Loss) from Continuing Operations, Net of Tax

Loss from continuing operations, net of tax was $134.7 million in 2020, as compared to income from continuing operations, net of tax of $157.6 million in 2019, a change of $292.3 million. This decrease was primarily attributable to the $458.3 million decrease in operating income, as discussed above. The decline is offset by (i) the realization in 2020 of a $40.0 million gain related to property closures, (ii) the incurrence in 2019 of $34.9 million in loss on early extinguishments of debt, and (iii) a change in the income tax provision from $44.5 million to a benefit of $36.3 million due to the Company's net loss.

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

Net Income (Loss)

For the year ended December 31, 2020, net loss was $134.7 million, compared with net income of $157.6 million for the corresponding period of the prior year. The $292.3 million change is due solely to the decrease in income from continuing operations, net of tax, due to the reasons discussed above.

For the year ended December 31, 2019, net income was $157.6 million, compared with net income of $115.0 million for the corresponding period of the prior year. The $42.6 million change is primarily due to the increase in income from continuing operations, net of tax, of $42.9 million, as discussed above, offset by a $0.3 million decrease in net income from discontinued operations, net of tax.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 81%, 75% and 73% of our revenues for 2020, 2019 and 2018, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 8% of revenues for 2020, 13% for 2019 and 14% for 2018. Room revenues and other revenues separately contributed less than 10% of revenues during each year. The shift in revenues to gaming from our non-gaming sources is primarily due to the impacts of COVID-19 on our operations, which has reduced and otherwise limited the availability of certain amenities (because such amenities must remain closed), as well as substantially limiting the number of customers permitted to be in a property at any time.

	Year Ended December 31,
(In millions)	2020	2019	2018
REVENUES
Gaming	$1,775.3	$2,483.3	$1,925.4
Food & beverage	178.9	447.9	367.9
Room	105.0	237.2	199.5
Other	119.3	157.7	133.9
Total revenues	$2,178.5	$3,326.1	$2,626.7

COSTS AND EXPENSES
Gaming	$734.3	$1,116.4	$845.5
Food & beverage	182.7	412.9	347.6
Room	53.2	110.7	90.9
Other	67.0	96.1	87.4
Total costs and expenses	$1,037.2	$1,736.1	$1,371.4

MARGINS
Gaming	58.6%	55.0%	56.1%
Food & beverage	-2.1%	7.8%	5.5%
Room	49.3%	53.3%	54.4%
Other	43.8%	39.1%	34.7%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $707.9 million, or 28.5%, decrease in gaming revenues during 2020 as compared to the prior year, was primarily due to the Property Closures and COVID-19-related restrictions after re-opening.

The $557.9 million, or 29.0%, increase in gaming revenues during 2019 as compared to the prior year, was primarily due to the Acquisitions.

Food & Beverage

Food & beverage revenues decreased $269.0 million, or 60.1%, during 2020 as compared to prior year, due primarily to the Property Closures and reduced food & beverage offerings available as the properties re-opened, as well as capacity restrictions on those offerings that have re-opened. Overall food & beverage margins declined from the prior year, due primarily to a 22.1% increase in cost per cover offset by a 11.1% increase in average check.

Food & beverage revenues increased $80.0 million, or 21.7%, during 2019 as compared to prior year due primarily to the Acquisitions. Overall food & beverage margins increased to 7.8% from 5.5% in the prior year, due primarily to an increase in average check of 10.8% while cost per cover increased by only 6.1%.

Room

Room revenues decreased $132.2 million, or 55.7%, in 2020 compared to 2019 due primarily to the Property Closures and reduced visitations and capacity restrictions after properties re-opened. Overall room margins declined from 53.3% in the prior year to 49.3% in the current year, due primarily to a 11.9% increase in cost per room along with a 4.7% decline in average daily rate.

Room revenues increased $37.7 million, or 18.9%, in 2019 compared to 2018 due primarily to the Acquisitions. An increase in room revenue of $5.5 million in the Las Vegas Locals segment was driven by an increase in the hotel occupancy rate of 3.1% from the prior year, offset by a decrease of 0.8% in the average daily rate from the prior year.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues, and revenue share payments received from our on-line gaming partners. Other revenues decreased by $38.5 million, or 24.4%, during 2020 as compared to the prior year, primarily due to the Property Closures along with limited entertainment offerings after property re-openings. The reductions from these sources were partially offset by increased revenue from our on-line gaming operations.

Other revenues increased by $23.9 million, or 17.8%, during 2019 as compared to the prior year due primarily to the Acquisitions.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent expense related to the master lease ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. The results for our Illinois distributed gaming operator and our online gaming initiatives are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Year Ended December 31,
(In millions)	2020	2019	2018
Total revenues
Las Vegas Locals	$562.0	$880.9	$873.5
Downtown Las Vegas	94.5	257.7	248.1
Midwest & South	1,522.0	2,187.5	1,505.1
Total revenues	$2,178.5	$3,326.1	$2,626.7

Adjusted EBITDAR (1)
Las Vegas Locals	$198.7	$283.0	$274.3
Downtown Las Vegas	1.1	62.4	56.5
Midwest & South	480.5	635.2	432.4
Corporate expense	(70.4)	(83.9)	(81.9)
Adjusted EBITDAR	$609.9	$896.7	$681.3

(1) Refer to Note 14, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues and Adjusted EBITDAR decreased $318.9 million, or 36.2%, and $84.3 million, or 29.8%, respectively, during 2020 as compared to the prior year, primarily due to the Property Closures.

Total revenues increased $7.4 million, or 0.9%, during 2019 as compared to the prior year, primarily due to revenue increases in food & beverage and room revenue. Food & beverage revenue increased $1.8 million due to an increase in average check of 7.8% over prior year. In addition, room revenue increased $5.5 million, as discussed above.

Downtown Las Vegas

Total revenues and Adjusted EBITDAR decreased $163.2 million, or 63.3%, and $61.3 million, or 98.3%, respectively, during 2020 as compared to the prior year, due to the Property Closures and, given that our Downtown properties cater to the Hawaiian market. Restrictions on travel to and from Hawaii due to the COVID-19 pandemic have reduced demand from this customer segment since re-opening.

Total revenues increased by $9.6 million, or 3.9%, in 2019 as compared to the prior year, reflecting revenue increases in all departmental categories except other revenue. Gaming revenue increased $5.8 million primarily due to a 6.8% increase in slot win. Food & beverage revenue increased $2.0 million primarily due to an increase in average check of 6.2% and a 1.1% increase in food covers. In addition, room revenue increased $1.8 million as the hotel occupancy rate increased 2.8% over prior year. We continue to tailor our marketing programs in the Downtown segment to cater to our Hawaiian market. Our Hawaiian market represented approximately 53% and 54% during both 2019 and 2018 of our occupied rooms in this segment.

Midwest & South

Total revenues and Adjusted EBITDAR decreased $665.5 million, or 30.4%, and $154.7 million, or 24.4%, respectively, in 2020 as compared to 2019, primarily due to the Property Closures, which was partially offset by increases resulting from the on-line gaming operations.

Total revenues increased $682.4 million, or 45.3%, in 2019 as compared to 2018, primarily due to the Acquisitions.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2020	2019	2018
Selling, general and administrative	$350.4	$459.6	$369.3
Master lease rent expense	101.9	97.7	20.7
Maintenance and utilities	115.1	154.7	127.0
Depreciation and amortization	281.0	276.6	230.0
Corporate expense	76.1	105.1	104.2
Project development, preopening and writedowns	(0.7)	21.7	45.7
Impairment of assets	174.7	—	1.0
Other operating items, net	28.6	1.9	2.2

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of total revenues, were 16.1%, 13.8% and 14.1% for 2020, 2019 and 2018, respectively. The increase in these costs as a percentage of revenues in 2020 versus prior years is due to the impact of the Property Closures on revenues, which exceeded the cost reductions we were able to achieve during those closures. We continue to focus on disciplined and targeted marketing spend and on our cost containment efforts.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties subject to a master lease agreement with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 4.7%, 2.9% and 0.8% for 2020, 2019 and 2018, respectively. The increase in master lease rent expense in 2020 as compared to 2019 is due to the addition of Belterra Park real estate in the master lease in May 2020. The higher expense reported in 2019 versus 2018 is due to 2019 reflecting a full year of expense, versus 2018 which included a partial year after closing of the Acquisitions.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of total revenues, were 5.3%, 4.7% and 4.8% for 2020, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense, as a percentage of total revenues, was 12.9%, 8.3% and 8.8% for 2020, 2019 and 2018, respectively. The dollar amount of depreciation and amortization expense remained consistent from period to period therefore the percentage increase is attributable to the revenue decline as a result of the Property Closures.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense, represented 3.5%, 3.2% and 4.0%, of total revenues, for 2020, 2019 and 2018, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred; and (iii) asset write-downs. The project development, preopening and writedowns expense in 2020 reflects the net gain realized on the sale of the Eldorado Casino in December 2020, less Wilton Rancheria development costs of $6.2 million and the write off of a non-operating asset for $3.9 million. The project development, preopening and writedowns expense in 2019 and 2018 is primarily due to the Acquisitions, the Wilton Rancheria development and the launch of the redesigned B Connected player loyalty program.

Impairment of Assets

Impairment of assets in 2020 include non-cash impairment charges of $10.5 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $10.0 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

There were no expenses related to the impairment of assets in 2019.

Impairment of assets in 2018 of $1.0 million includes non-cash impairment charges related to a nonoperating asset.

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including certain non-recurring direct costs associated with the Property Closures, severance payments to separated employees, expenses arising from natural disasters and severe weather, including hurricane and flood expenses and subsequent recoveries of such costs, as applicable. During 2020, the Company realized a nonrecurring gain of $40.0 million related to the Property Closures. This gain is offset by $6.8 million of other operating items, net, related to incremental, non-recurring costs associated with the Property Closures and $5.4 million related to non-recurring costs associated with the hurricanes that impacted our Louisiana and Mississippi properties.

Other Expense (Income)

Interest Expense, net

	Year Ended December 31,
(In millions)	2020	2019	2018
Interest Expense, net	$228.6	$235.6	$200.5
Average Long-Term Debt Balance	4,236.0	3,949.1	3,413.2
Loss on Early Extinguishments and Modifications of Debt	1.8	34.9	0.1
Weighted Average Interest Rates	4.9%	5.6%	5.4%

Mix of Debt at Year End
Fixed rate debt	77.3%	65.8%	56.0%
Variable rate debt	22.7%	34.2%	44.0%

Interest expense, net of capitalized interest and interest income decreased $7.0 million, or 3.0%, from 2019 to 2020 primarily due to a decrease in the weighted average interest rate percentage point of 0.7, as the underlying Eurodollar rate declined. The decline in interest rate is offset by an increase in the average long-term debt balance of $286.9 million, which is driven by the following: (i) issuance in December 2019 of the $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027; and (ii) issuance in May 2020 of the $600.0 million aggregate principal amount of 8.625% senior notes due June 2025; offset by (iii) the retirement of our $750.0 million aggregate principal amount of 6.875% senior notes due May 2023; and (iv) reduction of the Term A Loan due to quarterly payments and the Amendment No. 4 refinancing.

Interest expense, net of capitalized interest and interest income, for 2019 increased $35.1 million, or 17.5%, was primarily due to an increase in the weighted average long-term debt balance of $536.0 million, reflecting the incremental debt incurred related to the Acquisitions. In addition, the weighted average interest rate increased by 0.2 percentage points over the prior year period, which was driven by an increase in the underlying Eurodollar rate.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt, are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Boyd Gaming Credit Facility debt modification fees	$1.0	$3.0	$0.1
Amendment No. 3 and 4	0.8	—	—
6.875% Senior Notes premium and consent fees	—	25.8	—
6.875% Senior Notes deferred finance charges	—	6.1	—
Total loss on early extinguishments and modifications of debt	$1.8	$34.9	$0.1

Income Taxes

The effective tax rate on income from continuing operations during 2020, 2019 and 2018 was 21.2%, 21.8% and 26.0%, respectively. Our effective tax rate for 2020 was favorably impacted by state audit settlements. The 2020 and 2019 effective tax rates were favorably impacted by benefits related to equity compensation and tax credits while our rate was unfavorably impacted by non-deductible expenses, including non-deductible compensation and employee benefits. Additionally, our 2019 effective tax rate was favorably impacted by the revaluation of our state tax deferred liabilities as a result of corporate restructuring. In 2018, our effective tax rate was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by certain tax credits.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, reflects the results of our equity method investment in Borgata, which we sold in August 2016. The 2018 results include cash received for our share of miscellaneous recoveries realized by Borgata of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $519.2 million and $250.0 million at December 31, 2020 and 2019, respectively. In addition, we held restricted cash balances of $15.8 million and $20.5 million at December 31, 2020 and 2019, respectively. Our working capital surplus at December 31, 2020 was $126.3 million and our deficit at December 31, 2019 was $157.4 million. The increases in cash and working capital at December 31, 2020, versus the prior year are primarily due to the issuance in May 2020 of the $600 million aggregate principal amount of 8.625% senior notes to enhance our cash position.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See "Indebtedness", below, for further detail regarding funds available through our bank credit facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities	$289.0	$549.0	$434.5

Cash flows from investing activities
Capital expenditures	(175.0)	(207.7)	(161.5)
Cash paid for acquisitions, net of cash received	(11.2)	(5.5)	(934.1)
Proceeds received from disposition of asset	15.1	—	—
Other investing activities	—	(18.3)	(39.7)
Net cash used in investing activities	(171.1)	(231.5)	(1,135.3)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	(409.4)	(465.7)	150.3
Proceeds from issuance of senior notes	600.0	1,000.0	700.0
Retirement of senior notes	—	(750.0)	—
Premium and consent fees	—	(25.8)	—
Debt financing costs, net	(17.4)	(15.5)	(14.2)
Shares repurchased and retired	(11.1)	(28.0)	(59.6)
Dividends paid	(7.8)	(28.9)	(24.7)
Share-based compensation activities, net	(5.4)	(5.8)	(5.3)
Other financing activities	(2.2)	(0.6)	(0.3)
Net cash provided by (used in) financing activities	146.7	(320.3)	746.2
Net cash provided by discontinued operations	—	—	0.5
Increase (decrease) in cash, cash equivalents and restricted cash	$264.6	$(2.8)	$45.9

Cash Flows from Operating Activities

During 2020, 2019 and 2018, we generated net operating cash flow of $289.0 million, $549.0 million and $434.5 million, respectively. Generally, operating cash flows decreased $260.0 million in 2020 compared to 2019 due to the Property Closures in March through June 2020 and timing of working capital spend. Generally, operating cash flows increased $114.5 million in 2019 compared to 2018 due to the flow through effect of higher revenues, including the impact of the Acquisitions, and the timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2020, we incurred net cash outflows for investing activities of $171.1 million. Our cash outflows for investing activities include capital expenditures of $175.0 million which primarily relate to the purchase of real estate and property and equipment, including information technology purchases for new software and $11.2 million for acquisition-related costs. Our cash inflow from other investing activities includes the proceeds received from the sale of Eldorado.

During 2019, we incurred net cash outflows for investing activities of $231.5 million. Capital expenditures primarily related to the purchase of property and equipment, including information technology purchases for new software.

During 2018, we incurred net cash outflows for investing activities of $1,135.3 million which is primarily due to the Acquisitions.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

In 2020 and 2018, our net cash inflows from financing activities totaled $146.7 million and $746.2 million, respectively. In 2019, our net cash outflows for financing activities totaled $320.3 million. The net cash inflows for financing activities in 2020 reflect primarily the proceeds received for the issuance of our 8.625% Senior Notes due June 2025. The net proceeds were used for general corporate purposes, including working capital and to pay fees and expenses related to the offering. The outflows in 2020 reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash outflows for financing activities in 2019 reflect primarily the use of the proceeds from the issuance of our 4.750% Senior Notes due 2027 and a portion of our excess cash from operations to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders. The net cash inflows for financing activities in 2018 reflect primarily the proceeds received for the issuance of our 6.000% Senior Notes due August 2026 and the Joinder Agreement to our Credit Agreement. The net proceeds from the debt issuance were ultimately used to fund the Acquisitions. The outflows in 2018 reflect the use of excess cash to repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Cash Flows from Discontinued Operations

Discontinued operations activities in 2018 represent Borgata, which we sold in August 2016. The net cash inflow of $0.5 million in 2018 represents cash received for our share of miscellaneous recoveries realized by Borgata.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,	Increase /
(In millions)	2020	2019	(Decrease)
Bank credit facility	$896.2	$1,305.7	$(409.5)
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	600.0	—	600.0
Other	3.6	58.3	(54.7)
Total long-term debt	3,949.8	3,814.0	135.8
Less current maturities	30.7	27.0	3.7
Long-term debt, net of current maturities	$3,919.1	$3,787.0	$132.1

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Bank Credit Facility

Credit Agreement

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2020	2019
Revolving Credit Facility	$—	$235.0
Term A Loan	133.8	234.3
Refinancing Term B Loans	762.4	795.0
Swing Loan	—	41.4
Total outstanding principal amounts under the bank credit facility	$896.2	$1,305.7

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, the remaining contractual availability was $1,021.1 million after consideration that there were no borrowings on the Revolving Credit Facility and the Swing Loan and $12.6 million allocated to support various letters of credit.

The Company is party to a Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Boyd Credit Agreement"), governing its senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan A facility (the "Term A Loan") and senior secured term loan B facility (collectively with the Revolving Credit Facility and the Term A Loan, the "Credit Facilities"). The Boyd Credit Agreement includes, for the benefit of the Revolving Credit Facility and the Term A Loan, certain financial covenants, including a maximum total net leverage ratio covenant, a maximum secured net leverage ratio covenant and a minimum interest coverage ratio covenant (collectively, the "Financial Covenants")

The calculations used to determine the Company’s compliance with the Financial Covenants are dependent on its Consolidated EBITDA, as defined by the Boyd Credit Agreement. Due to the closure in first quarter 2020 of the Company’s properties due to the COVID-19 pandemic, the Company’s Consolidated EBITDA was significantly affected whereby it became reasonably possible that the Company might be unable to maintain compliance with the Financial Covenants.

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

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2020, payable on a quarterly basis, increasing to 10.00% per year for the fiscal quarter ended June 30, 2021 and September 30, 2021 and 20.00% per year for the fiscal quarter ended December 31, 2021 and thereafter, (ii) the loans under the Refinancing Term B Loans amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing June 30, 2017, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

The Revolving Credit Facility, the Term A Loan and Refinancing Term B Loans mature on September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events).

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

The blended interest rate for outstanding borrowings under for the Credit Facility was 2.5% at December 31, 2020 and 3.8% at December 31, 2019.

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

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million, plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Credit Agreement) would not exceed  4.25 to  1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Credit Agreement), in each case, subject to the satisfaction of certain conditions. Per Amendment No. 3, this feature is temporarily suspended during the Covenant Relief Period.

Senior Notes

We currently have four issuances of senior notes (the “Senior Notes”) that are outstanding as described below.

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

Redemption of 6.875% Senior Notes due May 2023

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

On May 6, 2020 we entered into an agreement with Gold Merger Sub, a wholly owned subsidiary of GLPI, for the acquisition of Boyd (Ohio) PropCo, LLC, the entity that owns the Real Estate, with the merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo via a Merger, which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the Real Estate by us in satisfaction of the $57.7 million Note and mortgage executed in connection with GLPI’s initial financing of our acquisition of the Real Estate in October 2018.

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the Real Estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLPI, subject to the prior receipt of all required governmental approvals. As a result of the transaction, the Company recorded an operating lease right-of-use-asset and operating lease liability of $40.9 million on the consolidated balance sheet as of the transaction date. The operating lease right-of-use asset and operating lease liability were valued by utilizing a discount rate of 11.1% and a maturity date of April 30, 2031. For the year ended December 31, 2020, the cost and operating cash flow outflow related to the lease was $3.9 million.

Covenant Compliance

As of December 31, 2020, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2021	$30.7
2022	41.6
2023	827.5
2024	—
2025	600.0
Thereafter	2,450.0
Total outstanding principal of long-term debt	$3,949.8

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

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	6.375% Notes		Other Notes
	December 31,		December 31,
(In millions)	2020	2019	2020	2019
Current assets	$637.2	$372.0	$637.2	$371.9
Noncurrent assets	9,508.2	9,733.2	9,508.2	9,733.2
Current liabilities	494.3	518.5	494.3	518.5
Noncurrent liabilities	4,909.0	4,766.2	4,908.1	4,765.3

Summarized combined results of operations for the parent company and the Guarantors are as follows:

	6.375% Notes	Other Notes
	Year Ended	Year Ended
(In millions)	December 31, 2020	December 31, 2020
Revenues	$2,206.4	$2,206.4
Costs and expenses	2,167.2	2,167.2
Operating income	132.6	132.6
Loss before income taxes	(50.6)	(50.6)
Net loss	(15.4)	(15.4)

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

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the total amount of common stock available to be repurchased to $100 million. The Board reaffirmed this program in May 2017 (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). We are not obligated to purchase any shares under our stock repurchase program. There were 0.7 million shares, 1.1 million shares and 1.9 million shares repurchased during the years ended December 31, 2020, 2019 and 2018, respectively. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under the 2018 share repurchase program. The 2008 share repurchase program has been depleted.

On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic.

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

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. For example, we continue to work with Wilton Rancheria to develop and manage a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. In January 2017, we funded the acquisition of land that is the intended site of the Wilton Rancheria casino for $35.1 million. We expect to be reimbursed for this cost. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with Wilton Rancheria allowing the development of the casino. In October 2018, the National Indian Gaming Commission ("NIGC") approved the Company's management contract with Wilton Rancheria. With the compact now in place and the design and project budget finalized, Wilton Rancheria has secured third-party financing to fund construction. Construction of the project is expected to begin in first quarter 2021, and it is expected to open in the second half of 2022.

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2020:

	Year Ending December 31,
(In millions)	Total	2021	2022	2023	2024	2025	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Bank credit facility	$896.2	$28.3	$40.5	$827.4	$—	$—	$—
6.375% senior notes due 2026	750.0	—	—	—	—	—	750.0
6.000% senior notes due 2026	700.0	—	—	—	—	—	700.0
4.750% senior notes due 2027	1,000.0	—	—	—	—	—	1,000.0
8.625% senior notes due 2025	600.0	—	—	—	—	600.0	—
Other	3.6	2.4	1.2	—	—	—	—
Total long-term debt	3,949.8	30.7	41.7	827.4	—	600.0	2,450.0

Interest on Fixed Rate Debt	1,044.9	189.3	189.3	189.2	189.0	158.9	129.2

Interest on Variable Rate Debt (1)	58.0	22.0	21.0	15.0	—	—	—

Operating Leases	970.9	143.5	133.2	123.3	121.1	117.7	332.1

Purchase Obligations (2)	51.0	22.8	12.1	4.9	3.6	3.4	4.2

TOTAL CONTRACTUAL OBLIGATIONS	$6,074.6	$408.3	$397.3	$1,159.8	$313.7	$880.0	$2,915.5

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2020. Estimated interest payments for variable-rate debt are based on rates at December 31, 2020.

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

Outstanding Letters of Credit

At December 31, 2020, we had outstanding letters of credit totaling $12.6 million.

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

Recoverability of Long-Lived Assets

Our long-lived assets were carried at $2.5 billion at December 31, 2020, or 38.5% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

The assets and liabilities of each of the acquisitions are included in our consolidated balance sheet as of  December 31, 2020 and 2019, and the results of their operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the respective dates of acquisition through December 31, 2020.

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

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment and solicits third party valuation expertise to assist in the valuation of indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment tests, performed as of October 1, 2020, resulted in trademark impairment charges of $3.6 million. Due to the adverse impacts of COVID-19 on our business, we assessed the recoverability of our assets as of the end of first quarter 2020 considering our then current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $16.9 million for trademarks and $42.2 million for gaming license rights in first quarter 2020.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2020. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

The two methodologies were weighted 75.0% toward the income approach and 25.0% toward the market approach, to arrive at an overall fair value. At October 1, 2020, the fair value of our reporting units exceeded their carrying value. At December 31, 2020, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2020. Due to the adverse impacts of COVID-19 on our business, we assessed the recoverability of our assets as of the end of first quarter 2020 considering our then current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $112.0 million for goodwill in first quarter 2020.

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

Additionally, several of the assumptions underlying the discounted cash flow method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following: total revenue, operating expenses, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our undiscounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $971.3 million.

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

We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. While we believe our uncertain tax benefits, if any, are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a taxing authority will be resolved at a financial cost that does not exceed its related reserve.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$2.4	$1.2	$—	$—	$600.0	$2,450.0	$3,053.6	$3,216.0
Average interest rate	6.2%	6.2%	6.2%	6.2%	5.9%	5.0%	5.9%
Variable-rate	$28.3	$40.5	$827.4	$—	$—	$—	$896.2	$888.5
Average interest rate	2.5%	2.5%	2.5%	—%	—%	—%	2.5%

As of December 31, 2020, our long-term variable-rate borrowings represented approximately 22.7% of total long-term debt. Based on December 31, 2020 debt levels, a 100-basis-point change in interest rate would cause our annual interest costs to change by approximately $9.0 million.

The following table provides other information about our long-term debt:

	December 31, 2020
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Bank credit facility	$896.2	$882.8	$888.5
6.375% senior notes due 2026	750.0	743.1	778.1
6.000% senior notes due 2026	700.0	692.1	728.0
4.750% senior notes due 2027	1,000.0	986.4	1,038.8
8.625% senior notes due 2025	600.0	589.5	667.5
Other	3.6	3.6	3.6
Total long-term debt	$3,949.8	$3,897.5	$4,104.5

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2020. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2020 are filed as part of this Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Indefinite-Lived Intangibles—Refer to Notes 1, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Similarly, its gaming license rights and trademarks are also required to be tested for impairment by comparing the fair value of each license or trademark to its carrying value. As of December 31, 2020, the carrying value of goodwill is $971.3 million, gaming license rights is $1,120.6 million, and trademarks is $182.8 million.

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

•  We evaluated the reasonableness of management’s projections of future revenues by:

    –   Comparing management’s projections with:

o  Historical revenues

o  Internal communications to management and the Board of Directors

o  Projected information included in Company press releases, as well as analyst and industry reports of the Company and selected companies in its peer group

    –  Considering the impact of changes in the regulatory environment on management’s projections

    –  Assessing the reasonableness of the projected revenue mix based on the historical total revenue mix and the Company’s strategic plans

    –  Considering actual results for the periods from March 31 to June 30, 2020, July 1 to September 30, 2020, and October 1 to December 31, 2020 as compared to management’s projections for those same periods, as well as any changes in management’s projections that may have occurred subsequent to October 1, 2020.

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

March 1, 2021

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$519,182	$249,977
Restricted cash	15,817	20,471
Accounts receivable, net	53,456	54,864
Inventories	22,616	22,101
Prepaid expenses and other current assets	39,198	46,481
Income taxes receivable	8	5,600
Total current assets	650,277	399,494
Property and equipment, net	2,525,887	2,672,553
Operating lease right-of-use assets	928,814	936,170
Other assets, net	100,510	91,750
Intangible assets, net	1,382,173	1,466,891
Goodwill, net	971,287	1,083,287
Total assets	$6,558,948	$6,650,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$96,863	$91,003
Current maturities of long-term debt	30,740	26,994
Accrued liabilities	396,419	438,896
Total current liabilities	524,022	556,893
Long-term debt, net of current maturities and debt issuance costs	3,866,743	3,738,937
Operating lease liabilities, net of current portion	848,825	840,285
Deferred income taxes	131,052	162,695
Other long-term tax liabilities	—	3,840
Other liabilities	64,363	82,253
Commitments and contingencies (Notes 2, 7 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,830,857 and 111,542,108 shares outstanding	1,118	1,115
Additional paid-in capital	876,433	883,715
Retained earnings	246,242	380,942
Accumulated other comprehensive loss	150	(530)
Total stockholders' equity	1,123,943	1,265,242
Total liabilities and stockholders' equity	$6,558,948	$6,650,145

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Revenues
Gaming	$1,775,358	$2,483,293	$1,925,424
Food & beverage	178,878	447,853	367,888
Room	104,968	237,187	199,500
Other	119,286	157,786	133,918
Total revenues	2,178,490	3,326,119	2,626,730
Operating costs and expenses
Gaming	734,254	1,116,448	845,486
Food & beverage	182,666	412,949	347,624
Room	53,208	110,680	90,915
Other	66,960	96,140	87,354
Selling, general and administrative	350,358	459,583	369,313
Master lease rent expense	101,907	97,723	20,682
Maintenance and utilities	115,097	154,673	127,027
Depreciation and amortization	281,031	276,569	229,979
Corporate expense	76,143	105,139	104,201
Project development, preopening and writedowns	(661)	21,728	45,698
Impairment of assets	174,700	—	993
Other operating items, net	28,564	1,919	2,174
Total operating costs and expenses	2,164,227	2,853,551	2,271,446
Operating income	14,263	472,568	355,284
Other expense (income)
Interest income	(1,900)	(1,858)	(3,721)
Interest expense, net of amounts capitalized	230,484	237,465	204,188
Loss on early extinguishments and modifications of debt	1,791	34,949	61
Other, net	(45,098)	(114)	(276)
Total other expense, net	185,277	270,442	200,252
Income (loss) before income taxes	(171,014)	202,126	155,032
Income tax benefit (provision)	36,314	(44,490)	(40,331)
Income (loss) from continuing operations, net of tax	(134,700)	157,636	114,701
Income (loss) from discontinued operations, net of tax	—	—	347
Net income (loss)	$(134,700)	$157,636	$115,048

Basic net income (loss) per common share
Continuing operations	$(1.19)	$1.39	$1.01
Discontinued operations	—	—	—
Basic net income (loss) per common share	$(1.19)	$1.39	$1.01
Weighted average basic shares outstanding	113,515	113,474	114,401

Diluted net income (loss) per common share
Continuing operations	$(1.19)	$1.38	$1.00
Discontinued operations	—	—	—
Diluted net income (loss) per common share	$(1.19)	$1.38	$1.00
Weighted average diluted shares outstanding	113,515	113,947	115,071

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income (loss)	$(134,700)	$157,636	$115,048
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	680	535	(1,195)
Comprehensive income (loss)	$(134,020)	$158,171	$113,853

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income (Loss),
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Net	Total
Balances, January 1, 2018	112,634,418	$1,126	$931,858	$164,425	$(182)	$1,097,227
Cumulative effect of change in accounting principle, adoption of Update 2018-02	—	—	—	(312)	312	—
Net income	—	—	—	115,048	—	115,048
Comprehensive loss, net of tax	—	—	—	—	(1,195)	(1,195)
Stock options exercised	338,426	3	3,539	—	—	3,542
Release of restricted stock units, net of tax	300,177	3	(3,619)	—	—	(3,616)
Release of performance stock units, net of tax	337,537	4	(5,274)	—	—	(5,270)
Shares repurchased and retired	(1,853,453)	(18)	(59,552)	—	—	(59,570)
Dividends declared ($0.23 per share)	—	—	—	(25,804)	—	(25,804)
Share-based compensation costs	—	—	25,379	—	—	25,379
Balances, December 31, 2018	111,757,105	1,118	892,331	253,357	(1,065)	1,145,741
Net income	—	—	—	157,636	—	157,636
Comprehensive income, net of tax	—	—	—	—	535	535
Stock options exercised	242,357	2	2,375	—	—	2,377
Release of restricted stock units, net of tax	358,361	4	(4,391)	—	—	(4,387)
Release of performance stock units, net of tax	270,960	3	(3,769)	—	—	(3,766)
Shares repurchased and retired	(1,086,675)	(12)	(28,033)	—	—	(28,045)
Dividends declared ($0.27 per share)	—	—	—	(30,051)	—	(30,051)
Share-based compensation costs	—	—	25,202	—	—	25,202
Balances, December 31, 2019	111,542,108	1,115	883,715	380,942	(530)	1,265,242
Net loss	—	—	—	(134,700)	—	(134,700)
Comprehensive loss, net of tax	—	—	—	—	680	680
Stock options exercised	240,380	2	1,977	—	—	1,979
Release of restricted stock units, net of tax	469,765	5	(3,975)	—	—	(3,970)
Release of performance stock units, net of tax	261,200	3	(3,372)	—	—	(3,369)
Shares repurchased and retired	(682,596)	(7)	(11,114)	—	—	(11,121)
Share-based compensation costs	—	—	9,202	—	—	9,202
Balances, December 31, 2020	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(134,700)	$157,636	$115,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	—	(347)
Depreciation and amortization	281,031	276,569	229,979
Amortization of debt financing costs and discounts on debt	12,095	9,227	9,158
Non-cash operating lease expense	55,578	31,524	—
Share-based compensation expense	9,202	25,202	25,379
Deferred income taxes	(31,643)	41,433	34,470
Non-cash impairment of assets	174,700	—	993
Gain on sale of assets	(13,888)	—	—
Loss on early extinguishments and modifications of debt	1,791	34,949	61
Other operating activities	4,183	2,645	887
Changes in operating assets and liabilities:
Accounts receivable, net	1,339	(315)	(772)
Inventories	(515)	(2,032)	1,699
Prepaid expenses and other current assets	5,892	(1,423)	4,224
Income taxes (receivable) payable, net	5,592	(296)	(140)
Other long-term tax assets, net	—	5,475	(292)
Other assets, net	(3,110)	(4,508)	(4,094)
Accounts payable and accrued liabilities	(29,639)	(1,052)	18,494
Operating lease liabilities	(55,578)	(31,524)	—
Other long-term tax liabilities	(3,840)	204	189
Other liabilities	10,542	5,278	(409)
Net cash provided by operating activities	289,032	548,992	434,527
Cash Flows from Investing Activities
Capital expenditures	(175,030)	(207,637)	(161,544)
Cash paid for acquisitions, net of cash received	(11,201)	(5,535)	(934,073)
Proceeds received from disposition of assets	15,050	—	—
Other investing activities	—	(18,259)	(39,710)
Net cash used in investing activities	(171,181)	(231,431)	(1,135,327)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows from Financing Activities
Borrowings under bank credit facility	965,100	1,666,329	1,114,600
Payments under bank credit facility	(1,374,548)	(2,132,024)	(964,322)
Proceeds from issuance of senior notes	600,000	1,000,000	700,000
Retirement of senior notes	—	(750,000)	—
Premium and consent fees	—	(25,785)	—
Debt financing costs, net	(17,390)	(15,500)	(14,215)
Share-based compensation activities, net	(5,360)	(5,776)	(5,344)
Shares repurchased and retired	(11,121)	(28,045)	(59,570)
Dividends paid	(7,808)	(28,949)	(24,730)
Other financing activities	(2,173)	(565)	(178)
Net cash provided by (used in) financing activities	146,700	(320,315)	746,241
Cash Flows from Discontinued Operations
Cash flows from operating activities	—	—	—
Cash flows from investing activities	—	—	482
Cash flows from financing activities	—	—	—
Net cash provided by discontinued operations	—	—	482
Change in cash, cash equivalents and restricted cash	264,551	(2,754)	45,923
Cash, cash equivalents and restricted cash, beginning of year	270,448	273,202	227,279
Cash, cash equivalents and restricted cash, end of year	$534,999	$270,448	$273,202
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$214,686	$231,734	$179,154
Cash paid for (received from) income taxes	(6,168)	(2,120)	5,657
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$1,653	$1,897	$4,930
Mortgage settlement in exchange for real estate	57,684	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company", the "Registrant", "Boyd Gaming", "Boyd", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2020, we are a geographically diversified operator of 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. For financial reporting purposes, we aggregate our properties in order to present the following three reportable segments:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Our Midwest & South segment includes the results of Valley Forge Convention Center, L.P. ("Valley Forge"), which was acquired in September 2018, Ameristar Casino Kansas City, LLC ("Ameristar Kansas City"), Ameristar Casino St. Charles, LLC ("Ameristar St. Charles"), Belterra Resort Indiana LLC ("Belterra Resort"), PNK (Ohio), LLC ("Belterra Park"), which were acquired in October 2018, and Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner") which was acquired in June 2018, from the date of their respective acquisitions (see Note 2, Acquisitions and Divestitures). Our Midwest & South segment also includes the results from our online gaming initiatives.

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

Going Concern Matters and Management's Assessment

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid- March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of December 31, 2020, 24 of our 28 gaming facilities are open and operating, subject to various health and safety measures, including occupancy limitations. Two of our properties in Las Vegas remain closed to the public due to the current levels of demand in the market and our cost containment efforts. Two of our properties in the Midwest & South segment that had re-opened in the summer were temporarily closed again by state officials, one in November and the second in December 2020. These properties subsequently re-opened in January 2021. We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

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

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and (iii) suspending our quarterly cash dividend and share repurchase programs.

On May 8, 2020, we amended the Boyd Credit Agreement to, among other things, waive the financial covenants for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment. On  May 21, 2020, we issued $600 million aggregate principal amount of 8.625% senior notes due 2025 to further increase our cash position. In August 2020, the Company further amended the Boyd Credit Agreement to increase the Revolving Credit Facility capacity by $88.2 million and extend the Revolving Credit Facility and Term A Loan to September 2023. (See Note 7, Long-Term Debt, for further discussion of these events.)

We currently anticipate funding our operations over the next 12 months with the cash being generated by our re-opened properties, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of first quarter considering our then current expectations of the timing of re-openings and the expected level of operations to be achieved post re-opening. Based on this review, we recognized pre-tax, non-cash impairment charges of $171.1 million in the first quarter of 2020. Our conclusions based on our reviews as of the end of second quarter and third quarter of 2020 were that no additional impairment charges were required. Based on our annual review, an additional $3.6 million impairment charge was recorded in the fourth quarter of 2020. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to additional impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Discontinued Operations

On August 1, 2016, Boyd Gaming completed the sale of its 50% equity interest in the parent company of Borgata in Atlantic City, New Jersey, to MGM Resorts International ("MGM Resorts") pursuant to the Purchase Agreement entered into on May 31, 2016, as amended on July 19, 2016 by and among Boyd, Boyd Atlantic City, Inc., a wholly owned subsidiary of Boyd, and MGM Resorts. (See Note 2, Acquisitions and Divestitures.) We accounted for our investment in Borgata by applying the equity method and reported its results as discontinued operations for all periods presented in these consolidated financial statements.

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

Restricted Cash

Restricted cash consists primarily of advance payments related to: (i) amounts restricted by regulation for gaming and racing purposes; and (ii) future bookings with our Hawaiian travel agency. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less. These restricted cash balances are held by high credit quality financial institutions. The carrying value of these instruments approximates their fair value due to their short maturities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the consolidated balance sheets to the total balance shown in the consolidated statements of cash flows.

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2020	2019	2018	2017
Cash and cash equivalents	$519,182	$249,977	$249,417	$203,104
Restricted cash	15,817	20,471	23,785	24,175
Total cash, cash equivalents and restricted cash	$534,999	$270,448	$273,202	$227,279

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning balance, January 1,	$4,474	$3,607	$2,072
Additions due to Acquisitions	—	—	1,425
Additions	440	929	180
Deductions	(808)	(62)	(70)
Ending balance, December 31,	$4,106	$4,474	$3,607

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

The estimated useful lives of our major components of property and equipment are:

Building and improvements	3 through 40 years
Riverboats and barges	5 through 40 years
Furniture and equipment	1 through 12 years

Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

For an asset that is held for sale, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. All resulting recognized impairment charges are recorded as impairment of assets within operating costs and expenses.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was capitalized interest of $0.1 million for the year ended  December 31, 2020, and no interest capitalized for the years ended December 31, 2019 and 2018.

Investment in Available for Sale Securities

We have an investment in $19.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2020 and 2019 was $16.7 million and $16.2 million, respectively. At both  December 31, 2020 and 2019, $0.6 million is included in prepaid expenses and other current assets and at  December 31, 2020 and 2019, $16.1 million and $15.6 million, respectively, is included in other long-term assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2021	$590
2022	635
2023	680
2024	730
2025	785
Thereafter	15,565
Total	$18,985

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

G

oodwill

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties are included in other long-term tax liabilities on the consolidated balance sheets.

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

Table of Con
tents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning balance, January 1,	$43,604	$37,501	$33,995
Additions
Charged to costs and expenses	105,739	121,075	90,299
Due to acquisitions	—	—	3,279
Payments made	(103,907)	(114,972)	(90,072)
Ending balance, December 31,	$45,436	$43,604	$37,501

Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2020, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Food & beverage	$90,714	$215,989	$182,960
Rooms	46,841	96,296	81,671
Other	5,508	14,908	11,939

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $388.0 million, $546.7 million and $367.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $20.2 million, $44.7 million and $33.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred and do not qualify as capital costs; (iii) asset write-downs; and (iv) proceeds from the sales of assets.

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

The Company did not issue any stock option grants in 2020, 2019 and 2018.

Other, Net

In 2020, the Company realized a nonrecurring gain of $40.0 million related to the property closures.

Table of Conte
nts

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Net Income (Loss) per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Collaborative Arrangements

In August 2018, we announced that we had entered into a strategic partnership with FanDuel Group ("FanDuel"), the largest online sports destination in the United States, to pursue sports betting and online gaming opportunities across the country. This partnership brings together two of the largest and most geographically diversified companies in the gaming entertainment industry, given our Company’s scale and experience is being combined with FanDuel’s customer base and its presence across 45 states.

Subject to state law and regulatory approvals, we have established a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel has established and operates mobile and online sports-betting and gaming services under the FanDuel brand in the states where we are licensed. During 2018, IP and Tunica opened sports books that are powered by FanDuel. During 2019, FanDuel sports books opened at our Valley Forge, Diamond Jo Worth, Diamond Jo Dubuque, Blue Chip and Belterra Resort properties. In 2020, a FanDuel sports book opened at our Par-A-Dice property.

We have also entered into agreements with other companies for the operation of online gaming offerings under a market-access agreement with MGM Resorts.

The activities related to these collaborative arrangements are recorded in other revenue and other expense on the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update ("ASU") 2020-09, Debt, Topic 470 ("Update 2020-09")

In October 2020, the FASB issued Update 2020-09 which supersedes various SEC paragraphs in Topic 470, pursuant to the issuance of the SEC Release to amend Rules 3-10 and 3-16 of Regulation S-X, as discussed below.

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

ASU 2020-04, Reference Rate Reform, Topic 848 ("Update 2020-04")

In March 2020, the FASB issued Update 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. Update 2020-04 was effective upon issuance and may be applied prospectively through December 31, 2022. The application of Update 2020-04 did not have a material impact on the consolidated financial statements.

ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("Update 2018-13")

In August 2018, the Financial Accounting Standards Board ("FASB") issued Update 2018-13 to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company adopted Update 2018-13 during first quarter 2020 and the impact of the adoption to its consolidated financial statements was not material.

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

Table
of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Recently Issued Accounting Pronouncements

ASU 2020-01, Investments - Equity Securities, Topic 321, Investments - Equity Method and Joint Ventures, Topic 323, and Derivative and Hedging, Topic 815 ("Update 2020-01")

In January 2020, the FASB issued Update 2020-01 to clarify guidance in accounting for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative. Update 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of Update 2020-01 to the consolidated financial statements.

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

On May 6, 2020 we entered into an agreement with Gold Merger Sub, a wholly owned subsidiary of GLPI, for the acquisition of Boyd (Ohio) PropCo, LLC, the entity that owns the real estate of Belterra Park (the "Real Estate"), with the merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo via a merger (the "Merger"), which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the Real Estate by us in satisfaction of the $57.7 million promissory note (the "Note") and mortgage executed in connection with GLPI’s initial financing of our acquisition of the Real Estate in October 2018.

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the Real Estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLPI, subject to the prior receipt of all required governmental approvals.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

(In thousands)	Final Purchase Price Allocation
Current assets	$64,161
Property and equipment	130,306
Other assets	(28)
Intangible assets	454,400
Total acquired assets	648,839

Current liabilities	54,434
Other liabilities	57,832
Total liabilities assumed	112,266
Net identifiable assets acquired	536,573
Goodwill	78,560
Net assets acquired	$615,133

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Land		$4,395
Buildings and improvements	15 - 40	56,054
Furniture and equipment	2 - 10	69,857
Property and equipment acquired		$130,306

The following table summarizes the acquired intangible assets and weighted average useful lives of definite-lived intangible assets.

(In thousands)	Useful Lives (in years)	As Recorded
Customer relationship	4	$42,600
Trademark	Indefinite	42,300
Gaming license right	Indefinite	369,500
Total intangible assets acquired		$454,400

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company recognized $0.2 million, $2.4 million and $14.5 million of acquisition related costs that were expensed for the years ended December 31, 2020, 2019 and 2018, respectively. These costs are included in the project development, preopening and writedowns line in the consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Condensed Consolidated Statement of Operations for the years ended December 31, 2020 and 2019 and the period from October 15, 2018 through December 31, 2018

The following supplemental information presents the financial results of the Pinnacle Properties included in the Company's consolidated statement of operations for the years ended December 31, 2020, 2019 and the period from October 15, 2018 through December 31, 2018:

			Period from
	Year Ended	Year Ended	October 15 to
(In thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Total revenues	$476,188	$671,900	$138,189
Net income (loss)	$(48,878)	$59,740	$1,641

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

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

(In thousands)	Final Purchase Price Allocation
Current assets	$29,280
Property and equipment	57,118
Other assets	2,872
Intangible assets	136,600
Total acquired assets	225,870

Current liabilities	12,968
Other liabilities	9,803
Total liabilities assumed	22,771
Net identifiable assets acquired	203,099
Goodwill	85,966
Net assets acquired	$289,065

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

The Company recognized $0.2 million, $0.6 million and $3.6 million of acquisition related costs that were expensed for the years ended December 31, 2020, 2019 and 2018, respectively. These costs are included in the project development, preopening and writedowns line in the consolidated statements of operations.

Condensed Consolidated Statement of Operations for the years ended December 31, 2020 and 2019 and the period from September 17, 2018 through December 31, 2018

The following supplemental information presents the financial results of Valley Forge included in the Company's consolidated statement of operations for the years ended December 31, 2020, 2019 and the period from September 17, 2018 through December 31, 2018:

			Period from
	Year Ended	Year Ended	September 17 to
(In thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Total revenues	$88,699	$168,610	$43,499
Net income	$3,342	$31,286	$4,450

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

Pursuant to the Lattner Merger Agreement, Boyd TCVI merged with and into Lattner (the "Lattner Merger"), with Lattner surviving the Lattner Merger and becoming a wholly owned subsidiary of Boyd. Lattner currently operates approximately 1,100 gaming units in approximately 210 locations across the state of Illinois and is aggregated into our Midwest & South segment (See Note 14, Segment Information). The net purchase price was $100.0 million.

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

The following table presents the components of the allocation of the purchase price as of the acquisition date, including the measurement period adjustments:

(In thousands)	Final Purchase Price Allocation
Current assets	$10,638
Property and equipment	9,496
Other assets	2,933
Intangible and other assets	58,000
Total acquired assets	81,067

Current liabilities	1,062
Total liabilities assumed	1,062
Net identifiable assets acquired	80,005
Goodwill	30,529
Net assets acquired	$110,534

The following table summarizes the final values assigned to acquired property and equipment and estimated useful lives:

(In thousands)	Useful Lives (in years)	As Recorded
Buildings and improvements	10 - 45	$66
Furniture and equipment	3 - 7	9,430
Property and equipment acquired		$9,496

The following table summarizes the acquired intangible asset and weighted average useful lives of the definite-lived intangible asset.

(In thousands)	Useful Lives (in years)	As Recorded
Host agreements	15	$58,000
Total intangible assets acquired		$58,000

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Midwest & South reportable segment and is expected to be deductible for income tax purposes.

The Company recognized $0.4 million and $0.7 million of acquisition related costs that were expensed for the year ended December 31, 2019 and 2018, respectively. There were no acquisition related costs for the year ended December 31, 2020. These costs are included in the project development, preopening and writedowns line in the consolidated statements of operations.

We have not provided the amount of revenue and earnings included in our consolidated financial results from the Lattner acquisition for the period subsequent to its acquisition as such amounts are not material for the years ended December 31, 2020 and 2019 and the period from June 1, 2018 through December 31, 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Divestiture of Eldorado

On December 10, 2020, Boyd Gaming completed the sale of the Eldorado Casino in Henderson, Nevada. The gain from the sale of this property is included in the project development, preopening and writedowns line in the consolidated statement of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2020	2019
Land	$346,485	$324,501
Buildings and improvements	3,074,896	3,090,974
Furniture and equipment	1,609,637	1,596,395
Riverboats and barges	241,043	241,036
Construction in progress	43,883	56,069
Total property and equipment	5,315,944	5,308,975
Less accumulated depreciation	(2,790,057)	(2,636,422)
Property and equipment, net	$2,525,887	$2,672,553

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $261.7 million, $247.0 million and $212.1 million, respectively.

NOTE 4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.5	$68,100	$(55,062)	$—	$13,038
Host agreements	12.4	58,000	(9,989)	—	48,011
Development agreement	—	21,373	—	—	21,373
		147,473	(65,051)	—	82,422

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(246,974)	1,299,751
Balances, December 31, 2020		$1,728,158	$(99,011)	$(246,974)	$1,382,173

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Development Agreement

Development agreement is an acquired contract with Wilton Rancheria under which the Company has the right to assist Wilton Rancheria in the development and management of a gaming facility on the Wilton Rancheria's land. The design and project budget have been finalized and Wilton Rancheria has secured third-party financing. This asset, although amortizable, is not amortized until development is completed. In the interim, this asset is subject to periodic impairment reviews.

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Activity for the Years Ended December 31, 2020, 2019 and 2018

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Favorable Lease Rates	Development Agreement	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2018	$5,930	$—	$8,655	$21,373	$147,587	$659,401	$842,946
Additions	56,000	58,000	—	—	55,500	468,350	637,850
Amortization	(11,643)	(2,256)	(227)	—	—	—	(14,126)
Balance, December 31, 2018	50,287	55,744	8,428	21,373	203,087	1,127,751	1,466,670
Purchase price adjustments	2,700	—	—	—	(700)	35,000	37,000
Amortization	(24,485)	(3,866)	—	—	—	—	(28,351)
Other (1)	—	—	(8,428)	—	—	—	(8,428)
Balance, December 31, 2019	28,502	51,878	—	21,373	202,387	1,162,751	1,466,891
Impairments	—	—	—	—	(20,500)	(42,200)	(62,700)
Amortization	(15,464)	(3,867)	—	—	—	—	(19,331)
Other (2)	—	—	—	—	(2,687)	—	(2,687)
Balance, December 31, 2020	$13,038	$48,011	$—	$21,373	$179,200	$1,120,551	$1,382,173

(1) The remaining balance of the favorable lease rates intangible asset was reclassified and added to the operating lease right-of-use asset upon the adoption of the Lease Standard effective January 1, 2019.

(2) A domain rights asset was written off in second quarter 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Future Amortization

Customer relationships are being amortized on an accelerated basis over a weighted average original life of five years. Host agreements are being amortized on a straight-line basis over an original life of 15 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Host Agreements	Total
For the year ending December 31,
2021	$8,737	$3,867	$12,604
2022	3,322	3,867	7,189
2023	939	3,867	4,806
2024	40	3,867	3,907
2025	—	3,867	3,867
Thereafter	—	28,676	28,676
Total future amortization	$13,038	$48,011	$61,049

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations

The Company recorded impairment charges of $16.9 million for trademarks, of which $8.0 million related to our Las Vegas Locals segment and $8.9 million related to our Midwest & South segment, and $42.2 million for gaming license rights related to our Midwest & South segment as part of the first quarter 2020 impairment review. An additional trademark impairment charge of $3.6 million, of which $2.5 million related to the Las Vegas Locals segment and $1.1 million related to the Midwest & South segment, was recorded as part of the annual 2020 impairment test. No impairment charges resulted from our quarterly reviews or annual tests of intangible assets for impairment in 2019 and 2018.

NOTE 5.     GOODWILL

Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balance, December 31, 2020	$1,267,362	$(6,134)	$(289,941)	$971,287

Changes in Goodwill

During the year ended December 31, 2020, we recorded impairment charges of $22.6 million to our Las Vegas Locals segment and $89.4 million to our Midwest & South segment. During the year ended December 31, 2019, we recorded $21.2 million of goodwill in our Midwest & South segment related to the Acquired Companies as the acquisition accounting was finalized in 2019 (see Note 2, Acquisitions and Divestitures). During the year ended December 31, 2018, we recorded $173.9 million of goodwill in our Midwest & South segment related to the Acquired Companies.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2020, 2019 and 2018.

(In thousands)	Goodwill, Net
Balance, January 1, 2018	$888,224
Additions	173,878
Balance, December 31, 2018	1,062,102
Final purchase price adjustments	21,185
Balance, December 31, 2019	1,083,287
Impairments	(112,000)
Balance, December 31, 2020	$971,287

NOTE 6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Payroll and related expenses	$73,802	$99,602
Interest	36,055	32,239
Gaming liabilities	72,655	64,465
Player loyalty program liabilities	27,935	32,983
Advance deposits	16,037	22,854
Outstanding chip liabilities	6,021	7,394
Dividend payable	—	7,808
Operating lease liabilities	90,478	87,686
Other accrued liabilities	73,436	83,865
Total accrued liabilities	$396,419	$438,896

NOTE 7.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs consists of the following:

	December 31, 2020
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.486%	$896,185	$(472)	$(12,924)	$882,789
6.375% senior notes due 2026	6.375%	750,000	—	(6,947)	743,053
6.000% senior notes due 2026	6.000%	700,000	—	(7,849)	692,151
4.750% senior notes due 2027	4.750%	1,000,000	—	(13,636)	986,364
8.625% senior notes due 2025	8.625%	600,000	—	(10,512)	589,488
Other	6.137%	3,638	—	—	3,638
Total long-term debt		3,949,823	(472)	(51,868)	3,897,483
Less current maturities		30,740	—	—	30,740
Long-term debt, net		$3,919,083	$(472)	$(51,868)	$3,866,743

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Bank Credit Facility

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Boyd Credit Agreement"), governing its senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan A facility (the "Term A Loan") and senior secured term loan B facility (collectively with the Revolving Credit Facility and the Term A Loan, the "Credit Facilities"). The Boyd Credit Agreement includes, for the benefit of the Revolving Credit Facility and the Term A Loan, certain financial covenants, including a maximum total net leverage ratio covenant, a maximum secured net leverage ratio covenant and a minimum interest coverage ratio covenant (collectively, the "Financial Covenants")

The calculations used to determine the Company’s compliance with the Financial Covenants are dependent on its Consolidated EBITDA, as defined by the Boyd Credit Agreement. Due to the closure in first quarter 2020 of the Company’s properties due to the COVID-19 pandemic, the Company’s Consolidated EBITDA was significantly affected whereby it became reasonably possible that the Company may be unable to maintain compliance with the Financial Covenants.

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

Table of C
ontents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Revolving Credit Facility	$—	$235,000
Term A Loan	133,796	234,300
Refinancing Term B Loans	762,389	795,034
Swing Loan	—	41,300
Total outstanding principal amounts under the bank credit facility	$896,185	$1,305,634

The Revolving Credit Facility, the Term A Loan and Refinancing Term B Loans mature on  September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events).

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings outstanding on the Revolving Credit Facility and on the Swing Loan and $12.6 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.1 million at  December 31, 2020.

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

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortizes in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2020, payable on a quarterly basis, increasing to 10.00% per year for the fiscal quarter ended June 30, 2021 and September 30, 2021 and 20.00% per year for the fiscal quarter ended December 31, 2021 and thereafter, (ii) the loans under the Refinancing Term B Loans amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing June 30, 2017, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Credit Agreement, to prepay loans outstanding under the Credit Facility.

Amounts outstanding under the Amendment No. 4 may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions.

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

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million, plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Credit Agreement) would not exceed 4.25 to 1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Credit Agreement), in each case, subject to the satisfaction of certain conditions. Per Amendment No. 3, this feature is temporarily suspended during the Covenant Relief Period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

The maximum permitted consolidated Total Leverage Ratio, during the Covenant Relief Period, is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement. The following table provides our maximum Total Leverage Ratio during the remaining term of the Credit Facility:

	Maximum Total
For the Trailing Four Quarters Ending	Leverage Ratio
March 31, 2020 through December 31, 2020	6.00	to	1.00
March 31, 2021	5.75	to	1.00
June 30, 2021 through December 31, 2021	7.75	to	1.00
March 31, 2022	7.00	to	1.00
June 30, 2022	6.75	to	1.00
September 30, 2022	6.50	to	1.00
December 31, 2022	6.00	to	1.00
March 31, 2023 and thereafter	5.50	to	1.00

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement, and is to be greater than 3.50 to 1.00.

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

The 8.625% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 8.625% Notes, the "8.625% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 8.625% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 8.625% Notes at a price equal to 101% of the principal amount of the 8.625% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 8.625% Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 8.625% Notes.

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Table
of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Redemption of 6.875% Senior Notes due May 2023

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

The total Belterra Park Note payable to Gold Merger Sub was $57.7 million. The Belterra Park Note provides for interest at a per annum for any monthly period equal to (a) the sum of (i) the building base rent, as defined in the master lease agreement, payable for such period annualized, plus (ii) the land base rent, as defined in the master lease agreement, payable for such period annualized, plus (iii) the percentage rent, as defined in the master lease agreement, payable for such period annualized divided by (b) the outstanding principal balance of this Belterra Park Note, divided by (c) the number twelve. Interest payments are due monthly with a balloon payment for the outstanding principal due at the maturity date. The maturity date is the earlier to occur of (a) the expiration of the master lease term and (b) the termination of the master lease agreement.

On May 6, 2020 we entered into an agreement with Gold Merger Sub, a wholly owned subsidiary of GLPI, for the acquisition of Boyd (Ohio) PropCo, LLC, the entity that owns the Real Estate, with the merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo via a Merger, which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the Real Estate by us in satisfaction of the $57.7 million Note and mortgage executed in connection with GLPI’s initial financing of our acquisition of the Real Estate in October 2018.

Prior to the Merger, BP OpCo, which owns the business operations of Belterra Park, leased the Real Estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLPI Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLP, subject to the prior receipt of all required governmental approvals. As a result of the transaction, the Company recorded an operating lease right-of-use-asset and operating lease liability of $40.9 million on the consolidated balance sheet as of the transaction date. The operating lease right-of-use asset and operating lease liability were valued by utilizing a discount rate of 11.1% and a maturity date of April 30, 2031. For the year ended December 31, 2020, the cost and operating cash flow outflow related to the lease was $3.9 million.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Boyd Gaming Credit Facility debt modification fees	$984	$3,072	$61
Amendment No. 3 and 4	807	—	—
6.875% Senior Notes premium and consent fees	—	25,785	—
6.875% Senior Notes deferred finance charges	—	6,092	—
Total loss on early extinguishments and modifications of debt	$1,791	$34,949	$61

Covenant Compliance

As of December 31, 2020, we believe that we were in compliance with the financial and other covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2020, the available borrowing capacity under our Credit Facility was $1,021.1 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2021	$30,740
2022	41,639
2023	827,444
2024	—
2025	600,000
Thereafter	2,450,000
Total outstanding principal of long-term debt	$3,949,823

NOTE 8.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2020	2019
Deferred income tax assets
Federal net operating loss carryforwards	$117,564	$95,861
State net operating loss carryforwards	68,925	67,357
Operating lease liability	199,083	198,800
Share-based compensation	11,276	15,029
Other	60,895	60,540
Gross deferred income tax assets	457,743	437,587
Valuation allowance	(50,548)	(41,281)
Deferred income tax assets, net of valuation allowance	407,195	396,306

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	295,343	311,365
State tax liability	41,028	45,314
Right of use asset	195,038	194,874
Other	6,838	7,448
Gross deferred income tax liabilities	538,247	559,001
Deferred income tax liabilities, net	$131,052	$162,695

At December 31, 2020, we have unused federal general business tax credits of approximately $15.6 million which may be carried forward or used until expiration beginning in 2036. We have a federal income tax net operating loss of approximately $559.8 million, which may be carried forward or used until expiration beginning in 2034, assuming no significant change in ownership. We also have state income tax net operating loss carryforwards of approximately $1,088.5 million, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2021 to 2040, if not fully utilized.

Valuation Allowance on Deferred Tax Assets

Management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In evaluating our ability to recover deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

We have maintained a valuation allowance against certain federal and state deferred tax assets as of December 31, 2020 due to uncertainties related to our ability to realize the tax benefits associated with these assets. The balance of this valuation allowance is $50.5 million as of  December 31, 2020. This is an increase of $9.2 million from the prior year resulting from current year losses. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision (Benefit) for Income Taxes

A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$—	$—	$(584)
State	(58)	3,475	5,897
Total current taxes provision (benefit)	(58)	3,475	5,313
Deferred
Federal	(35,231)	44,877	29,434
State	(1,025)	(3,862)	5,584
Total deferred taxes provision (benefit)	(36,256)	41,015	35,018
Provision (benefit) for income taxes from continuing operations	$(36,314)	$44,490	$40,331

Provision (benefit) for income taxes included on the consolidated statement of operations
Provision (benefit) for income taxes from continuing operations	$(36,314)	$44,490	$40,331
Provision for income taxes from discontinued operations	—	—	136
Provision (benefit) for income taxes from continuing operations and discontinued operations	$(36,314)	$44,490	$40,467

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.5%	(0.2)%	5.9%
Compensation-based credits	0.6%	(1.2)%	(1.9)%
Nondeductible expenses	(0.4)%	0.4%	0.7%
Tax exempt interest	0.2%	(0.2)%	(0.2)%
Company provided benefits	(1.3)%	1.6%	0.1%
Other, net	0.6%	0.4%	0.4%
Effective tax rate	21.2%	21.8%	26.0%

Our tax benefit for the year ended December 31, 2020 was favorably impacted by state audit settlements in connection with our Louisiana tax examinations and the realization of certain unrecognized tax benefits, inclusive of the reversal of related accrued interest. Our tax benefit was also favorably impacted by benefits related to equity compensation and tax credits and unfavorably impacted by nondeductible expenses.

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

We are also currently under examination for various state income tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2011. The statute of limitations will expire over the period October 2021 through October 2024.

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Unrecognized tax benefit, beginning of year	$2,482	$2,482	$2,482
Additions:
Tax positions related to current year	—	—	—
Reductions:
Tax positions related to prior years	(2,482)	—	—
Unrecognized tax benefit, end of year	$—	$2,482	$2,482

During the third quarter of 2020, we settled our Louisiana tax audits for the years ended 2001 through 2009. As a result of the resolution of theses audits, we reduced our unrecognized tax benefits by $2.5 million of which $2.0 million impacted our effective tax rate. We reversed the accrual of interest related to unrecognized tax benefits in our income tax provision. There is no accrual required for interest and penalties at  December 31, 2020. We accrued $1.1 million of interest and penalties at December 31, 2019 in our consolidated balance sheet.

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. At both  December 31, 2020 and 2019, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million, which is included in accrued liabilities on the consolidated balance sheets and at  December 31, 2020 and 2019, $5.9 million, net of a $2.0 million discount, and $6.7 million, net of a $2.5 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.6 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2020 and 2019, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $12.7 million, net of a $2.2 million discount, and $13.1 million, net of a $2.3 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque expensed $2.3 million, $3.2 million and $3.1 million, during the years ended December 31, 2020, 2019 and 2018, respectively, related to its agreement. Diamond Jo Worth expensed $3.8 million, $4.9 million and $4.9 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

Development Agreement

In September 2011, the Company acquired the membership interests of a limited liability company (the "LLC") for a purchase price of $24.5 million. The primary asset of the LLC was a previously executed development agreement (the "Development Agreement") with Wilton Rancheria. The purchase price was allocated primarily to an intangible asset associated with the Company's rights under the agreement to assist Wilton Rancheria in the development and management of a gaming facility on Wilton Rancheria's land.

In July 2012, the Company and Wilton Rancheria amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligate us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, to assist Wilton Rancheria in its development and oversight of the gaming facility construction. In the current year, as progress is being made with the development, pre-development costs were approximately $5.5 million. Upon opening, we will manage the gaming facility. The pre-development costs funded by us are reimbursable to us with future cash flows from the operations of the gaming facility under terms of a note receivable from Wilton Rancheria.

In January 2017, the Company funded the acquisition of land that is the intended site of the Wilton Rancheria casino and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of Wilton Rancheria. The cost of the land is recorded as a receivable on our consolidated balance sheet, and we expect to be reimbursed for this cost.

The Agreements provide that the Company will receive future revenue for its services to Wilton Rancheria contingent upon successful development of the gaming facility and based on future revenues at the gaming facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with Wilton Rancheria allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with Wilton Rancheria. With the compact now in place and the design and project budget finalized, Wilton Rancheria has secured third-party financing to fund construction. Construction of the project is expected to begin in first quarter 2021, and it is expected to open in the second half of 2022.

Master Lease Agreements

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

On May 6, 2020 we entered into an agreement with Gold Merger Sub, a wholly owned subsidiary of GLPI, for the acquisition of Boyd (Ohio) PropCo, LLC, the entity that owns the Real Estate, with the merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo, LLC via a Merger, which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the Real Estate by us in satisfaction of the $57.7 million Note and mortgage executed in connection with GLPI’s initial financing of our acquisition of the Real Estate in October 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Prior to the Merger, BP OpCo, which owns the business operations of Belterra Park, leased the Real Estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the Note. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the Note received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLPI, subject to the prior receipt of all required governmental approvals.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 10.    LEASES

We have operating and finance leases primarily for four casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 56 years, some of which include options to extend the leases for up to 65 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Lease, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the year ended  December 31, 2020 was not material.

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Operating lease cost	$156,280	$163,027
Short-term lease cost	(275)	481

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147,560	$160,333

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	57,221	13,204

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands, except lease term and discount rate)	2020	2019
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$928,814	$936,170

Current lease liabilities (included in accrued liabilities)	$90,478	$87,686
Operating lease liabilities	848,825	840,285
Total operating lease liabilities	$939,303	$927,971

Weighted Average Remaining Lease Term
Operating leases (in years)	17.7	18.2

Weighted Average Discount Rate
Operating leases	8.8%	8.9%

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
For the period ending December 31,
2021	$163,576
2022	151,560
2023	119,116
2024	118,927
2025	119,000
Thereafter	1,248,846
Total lease payments	1,921,025
Less imputed interest	(981,722)
Less current portion (included in accrued liabilities)	(90,478)
Long-term portion of operating lease liabilities	$848,825

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Minimum Rental Income
For the Year Ended December 31,
2021	$2,531
2022	2,307
2023	2,109
2024	1,655
2025	196
Thereafter	38
Total	$8,836

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. In July 2008, our Board of Directors authorized an amendment to an existing share repurchase program to increase the amount of common stock that can be repurchased to $100 million. We are not obligated to repurchase any shares under this program. On May 2, 2017 the Company announced that its Board of Directors had reaffirmed the Company's existing share repurchase program (the "2008 Plan"). On December 12, 2018, our Board of Directors authorized a new share repurchase program of $100 million which is in addition to the existing repurchase authorization (the "2018 Plan"). There were 0.7 million shares, 1.1 million shares and 1.9 million shares repurchased during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the 2008 Plan was fully depleted and $61.4 million remained available under the 2018 Plan.

On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic.

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Shares repurchased (2)	683	1,087	1,853
Total cost, including brokerage fees	$11,121	$28,045	$59,570
Average repurchase price per share (3)	$16.29	$25.80	$32.14

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2020, 2019 and 2018. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31, 2020, 2019 and 2018.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Stock Incentive Plan

In April 2020, the Company's stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which amended and restated the Company's 2012 Stock Incentive Plan (the "2012 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) state the number of shares of the Company's common stock authorized for issuance over the term of the 2020 Plan to be 3.3 million shares plus the aggregate number of shares remaining available for future awards under the 2012 Plan and the number of shares subject to outstanding awards under the 2012 Plan that would have again become available for issuance pursuant to new awards under the 2012 Plan, whether because the outstanding awards under the 2012 Plan are forfeited or canceled, expire or are settled in cash, or because the shares covered by such awards under the 2012 Plan are surrendered or withheld in payment of the award exercise or purchase price in satisfaction of tax withholding obligations, (c) remove the individual award limit and set an annual grant limit for non-employee directors, and (d) make certain other changes. Under our 2020 Plan, approximately 7.6 million shares remain available for grant at December 31, 2020. The number of authorized but unissued shares of common stock under this 2020 Plan as of December 31, 2020 was approximately 11.3 million shares.

Grants made under the 2020 Plan include provisions that entitle the grantee to automatic vesting acceleration in the event of a grantee’s separation from service (including as a result of retirement, death or disability), other than for cause (as defined), after reaching the defined age and years of service thresholds. These provisions result in the accelerated recognition of the stock compensation expense for those grants issued to employees who have met the stipulated thresholds.

Stock Options

Options granted under the 2020 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan and will be granted under the 2020 Plan have an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2018	1,542,452	$11.99
Granted	—	—
Canceled	(25,000)	3.31
Exercised	(338,426)	10.47
Outstanding at December 31, 2018	1,179,026	11.98
Granted	—	—
Canceled	(48,941)	13.72
Exercised	(242,357)	9.81
Outstanding at December 31, 2019	887,728	12.48
Granted	—	—
Canceled	(2,000)	8.34
Exercised	(240,380)	8.23
Outstanding at December 31, 2020	645,348	$14.07	4.2	$18,619

Exercisable at December 31, 2019	887,728	$12.48	4.2	$15,504

Exercisable at December 31, 2020	645,348	$14.07	4.2	$18,619

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$5.22	25,510	1.9	$5.22	25,510	$5.22
9.86	202,068	2.9	9.86	202,068	9.86
11.57	123,849	3.9	11.57	123,849	11.57
17.75	157,895	5.9	17.75	157,895	17.75
19.98	136,026	4.8	19.98	136,026	19.98
$5.22-$19.98	645,348	4.2	14.07	645,348	14.07

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $4.7 million, and $7.8 million, respectively. The total fair value of options vested during the years ended December 31, 2019 and 2018 was approximately $0.6 million and $1.2 million, respectively. No options vested during the year ended December 31, 2020 and there were no unrecognized share-based compensation costs related to unvested stock options as of December 31, 2020.

Restricted Stock Units

Our 2020 Plan provides for the grant of Restricted Stock Units ("RSUs"). An RSU is an award that may be earned in whole, or in part, upon the passage of time, and that may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and the 2020 Plan. Share-based compensation costs related to RSU awards are calculated based on the market price on the date of the grant.

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

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

We also annually award RSUs to certain members of our Board of Directors. Each RSU is to be paid in shares of common stock upon the director’s cessation of service to the Company. These RSUs are issued for past service; therefore, they are expensed on the date of issuance.

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2018	1,637,212
Granted	510,989	$25.05
Canceled	(18,250)
Awarded	(416,084)
Outstanding at December 31, 2018	1,713,867
Granted	555,749	$28.46
Canceled	(10,100)
Awarded	(490,759)
Outstanding at December 31, 2019	1,768,757
Granted	45,150	$29.17
Canceled	(54,752)
Awarded	(531,402)
Outstanding at December 31, 2020	1,227,753

As of December 31, 2020, there was approximately $4.8 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.6 years.

Performance Stock Units

Our 2020 Plan provides for the grant of Performance Stock Units ("PSUs"). A PSU is an award which may be earned in whole, or in part, upon the passage of time, and the attainment of performance criteria, and which may be settled for cash, shares, other securities or a combination thereof. The PSUs do not contain voting rights and are not entitled to dividends. The PSUs are subject to the terms and conditions contained in the applicable award agreement and our 2020 Plan. We annually award PSUs to certain members of management.

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and customer service scores, all of which are determined on a comprehensive annual three-year growth rate. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout and, based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation cost of these PSUs assumes all units granted will be awarded. Share-based compensation costs related to PSU awards are calculated based on the market price on the date of the grant.

These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions is periodically evaluated, and the number of shares expected to be awarded, and resulting compensation expense, is adjusted accordingly.

Performance Shares Vesting

The PSU grants awarded in fourth quarter 2016, 2015 and 2014 vested during first quarter 2020, 2019 and 2018, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in November 2016 resulted in a total of 364,810 shares being issued during first quarter 2020, representing approximately 1.53 shares per PSU. Of the 364,810 shares issued, a total of 126,465 were surrendered by the participants for payroll taxes, resulting in a net issuance of 238,345 shares due to the vesting of the 2016 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2019; therefore, the vesting of the PSUs did not impact compensation costs in our 2020 consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

The PSU grant awarded in December 2014 resulted in a total of 486,805 shares being issued during first quarter 2018, representing approximately 1.57 shares per PSU. Of the 486,805 shares issued, a total of 149,268 were surrendered by the participants for payroll taxes, resulting in a net issuance of 337,537 shares due to the vesting of the 2014 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2017; therefore, the vesting of the PSUs did not impact compensation costs in our 2018 consolidated statement of operations.

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2018	1,062,547
Granted	287,374	$24.42
Performance Adjustment	176,754
Canceled	(2,450)
Awarded	(486,805)
Outstanding at December 31, 2018	1,037,420
Granted	269,495	$28.67
Performance Adjustment	158,858
Canceled	—
Awarded	(395,964)
Outstanding at December 31, 2019	1,069,809
Granted	—	$—
Performance Adjustment	126,375
Canceled	(11,328)
Awarded	(388,611)
Outstanding at December 31, 2020	796,245

As of December 31, 2020, there was approximately $1.4 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.8 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 0.6 million shares will be issued to settle the PSUs outstanding at December 31, 2020.

Career Shares

Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement. The program incentivizes and rewards executives for their period of service. Our Career Shares Program was adopted in December 2006, and modified in October 2010, as part of the overall update of our compensation programs. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive's age at such retirement and the number of years of service with the Company. Executives must be at least 55 years old and have at least 10 years of service to receive any payout at retirement. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2020 Plan. The Career Share awards are tranched by specific term, in the following periods: 10 years, 15 years and 20 years of service. These grants vest over the remaining period of service required to fulfill the requisite years in each of these tranches, and compensation expense is recorded in accordance with the specific vesting provisions. Share-based compensation costs related to Career Shares awards are calculated based on the market price on the date of the grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2018	1,013,459
Granted	40,492	$34.48
Canceled	(5,335)
Awarded	(27,331)
Outstanding at December 31, 2018	1,021,285
Granted	67,719	$21.27
Canceled	—
Awarded	(26,693)
Outstanding at December 31, 2019	1,062,311
Granted	51,262	$30.05
Canceled	(5,816)
Awarded	(70,437)
Outstanding at December 31, 2020	1,037,320

As of December 31, 2020, there was approximately $1.2 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Stock Options	$—	$52	$154
Restricted Stock Units	11,131	14,301	10,219
Performance Stock Units	(3,166)	9,525	13,647
Career Shares	1,237	1,324	1,359
Total share-based compensation costs	$9,202	$25,202	$25,379

The PSU share based compensation credit for the year ended December 31, 2020 is due to a decline in the estimated achievement level as a result of the COVID-19 pandemic on Company performance.

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Gaming	$539	$628	$490
Food & beverage	103	120	94
Room	49	57	44
Selling, general and administrative	2,738	3,195	2,488
Corporate expense	5,773	21,202	22,263
Total share-based compensation expense	$9,202	$25,202	$25,379

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$519,182	$519,182	$—	$—
Restricted cash	15,817	15,817	—	—
Investment available for sale	16,692	—	—	16,692

Liabilities
Contingent payments	$924	$—	$—	$924

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$249,977	$249,977	$—	$—
Restricted cash	20,471	20,471	—	—
Investment available for sale	16,151	—	—	16,151

Liabilities
Contingent payments	$1,712	$—	$—	$1,712

Cash and Cash Equivalents and Restricted Cash

The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2020 and 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2020 and 2019. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2020 and 2019 is a discount rate of 9.6% and 10.5%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At both  December 31, 2020 and 2019, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2020 and 2019, $16.1 million and $15.6 million, respectively, is included in other long-term assets, net on the consolidated balance sheets. The discount associated with this investment of $2.5 million and $2.7 million as of  December 31, 2020 and 2019, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments

In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of 10 years commencing December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at December 31, 2020 and 2019 is a discount rate of 6.1% and 6.2%, respectively. At both  December 31, 2020 and 2019, there was a current liability of $0.9 million related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets. There is no long-term obligation as of  December 31, 2020. At December 31, 2019, there was a long-term obligation of $0.8 million, which was included in other liabilities on the consolidated balance sheet.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2020
	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,151	$(1,712)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	156	(82)
Included in other comprehensive income (loss)	935	—
Included in other items, net	—	192
Purchases, sales, issuances and settlements:
Settlements	(550)	678
Balance at end of reporting period	$16,692	$(924)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$26,246	$22,062	$26,542	Level 3

	December 31, 2019
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$28,118	$23,300	$28,780	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$896,185	$882,789	$888,511	Level 2
6.375% senior notes due 2026	750,000	743,053	778,125	Level 1
6.000% senior notes due 2026	700,000	692,151	728,000	Level 1
4.750% senior notes due 2027	1,000,000	986,364	1,038,750	Level 1
8.625% senior notes due 2025	600,000	589,488	667,500	Level 1
Other	3,638	3,638	3,638	Level 3
Total debt	$3,949,823	$3,897,483	$4,104,524

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

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

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about December 31, 2020 and 2019. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2020 and 2019. The other debt is fixed-rate debt consisting of: (i) Belterra Park Mortgage payable in 96 monthly installments, of which began in 2018 and was extinguished in May 2020; (2) finance leases with various maturity dates from 2020 to 2022 and (3) a purchase obligation with quarterly payments maturing in July 2022. These debt obligations are not traded and do not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2020 and 2019.

NOTE 13.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.0 million, $1.8 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $4.0 million, $6.3 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 14.    SEGMENT INFORMATION

We have aggregated our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Total Revenues and Adjusted EBITDAR

We evaluate each of our property's profitability based upon Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early retirements of debt and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for Lattner, our Illinois distributed gaming operator, and for our online gaming initiatives are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Year Ended December 31, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$430,303	$59,564	$45,446	$26,676	$561,989
Downtown Las Vegas	58,468	18,647	9,369	8,019	94,503
Midwest & South	1,286,587	100,667	50,153	84,591	1,521,998
Total Revenues	$1,775,358	$178,878	$104,968	$119,286	$2,178,490

	Year Ended December 31, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$566,443	$156,932	$105,619	$51,941	$880,935
Downtown Las Vegas	138,623	57,732	28,784	32,528	257,667
Midwest & South	1,778,227	233,189	102,784	73,317	2,187,517
Total Revenues	$2,483,293	$447,853	$237,187	$157,786	$3,326,119

	Year Ended December 31, 2018
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$565,579	$155,107	$100,110	$52,708	$873,504
Downtown Las Vegas	132,870	55,767	26,943	32,530	248,110
Midwest & South	1,226,975	157,014	72,447	48,680	1,505,116
Total Revenues	$1,925,424	$367,888	$199,500	$133,918	$2,626,730

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Adjusted EBITDAR
Las Vegas Locals	$198,744	$283,030	$274,344
Downtown Las Vegas	1,075	62,413	56,517
Midwest & South	480,446	635,182	432,366
Corporate expense	(70,371)	(83,937)	(81,938)
Adjusted EBITDAR	609,894	896,688	681,289

Other operating costs and expenses
Deferred rent	888	979	1,100
Master lease rent expense	101,907	97,723	20,682
Depreciation and amortization	281,031	276,569	229,979
Share-based compensation expense	9,202	25,202	25,379
Project development, preopening and writedowns	(661)	21,728	45,698
Impairment of assets	174,700	—	993
Other operating items, net	28,564	1,919	2,174
Total other operating costs and expenses	595,631	424,120	326,005
Operating income	$14,263	$472,568	$355,284

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	December 31,	December 31,
(In thousands)	2020	2019
Assets
Las Vegas Locals	$1,690,511	$1,804,476
Downtown Las Vegas	213,507	212,936
Midwest & South	3,984,063	4,229,174
Total Reportable Segment Assets	5,888,081	6,246,586
Corporate	670,867	403,559
Total Assets	$6,558,948	$6,650,145

Table of Conte
nts

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

Capital Expenditures

The Company's capital expenditures by Reportable Segment consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Capital Expenditures:
Las Vegas Locals	$23,936	$26,207	$33,503
Downtown Las Vegas	15,150	8,881	12,885
Midwest & South	68,933	80,883	69,285
Total Reportable Segment Capital Expenditures	108,019	115,971	115,673
Corporate	66,767	88,633	50,238
Total Capital Expenditures	174,786	204,604	165,911
Change in Accrued Property Additions	244	3,033	(4,367)
Cash-Based Capital Expenditures	$175,030	$207,637	$161,544

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected quarterly financial information:

	Year Ended December 31, 2020
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Total revenues	$680,525	$209,859	$652,238	$635,868	$2,178,490
Operating income (loss)	(137,761)	(86,348)	127,073	111,299	14,263
Net income (loss)	(147,559)	(108,544)	38,116	83,287	(134,700)

Basic net income (loss) per common share	$(1.30)	$(0.96)	$0.34	$0.73	$(1.19)
Diluted net income (loss) per common share	$(1.30)	$(0.96)	$0.33	$0.73	$(1.19)

	Year Ended December 31, 2019
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Summary Operating Results:
Total revenues	$827,288	$846,132	$819,568	$833,131	$3,326,119
Operating income	117,626	126,692	113,391	114,859	472,568
Net income	45,451	48,484	39,405	24,296	157,636

Basic net income per common share	$0.40	$0.43	$0.35	$0.21	$1.39
Diluted net income per common share	$0.40	$0.43	$0.35	$0.21	$1.38

Since income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.

In 2020, all quarters were significantly impacted by the property closures as a result of the COVID-19 pandemic. First quarter 2020 includes impairment charges of $171.1 million. Fourth quarter 2020 includes combined pretax gains of $53.9 million arising from the sale of the Eldorado property and the realization of a nonrecurring gain related to the property closures. Fourth quarter 2019 includes $34.2 million in pretax loss on early extinguishments of debt.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2020 and 2019 and for the years ended  December 31, 2020, 2019 and 2018

NOTE 16.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

William S. Boyd, our Co-Executive Chair of the Board of Directors, together with his immediate family, beneficially owned approximately 26% of our outstanding shares of common stock as of December 31, 2020. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2020, 2019 and 2018, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 17.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after  December 31, 2020. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2020.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

March 1, 2021

ITEM 9B.    Other Information

Effective as of February 13, 2020, the Board of Directors amended and restated the Company's Bylaws to revise the name of the "Compensation and Stock Options Committee" to the "Compensation Committee."

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Delinquent Section 16(a) Reports in our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of March 1, 2021:

Name	Age	Position
Josh Hirsberg	59	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	66	Executive Vice President, Operations
Stephen S. Thompson	61	Executive Vice President, Operations
Anthony D. McDuffie	60	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

ITEM 11.    Executive Compensation

The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1†	Equity Purchase Agreement entered into as of May 31, 2016, by and among MGM Resorts International, Boyd Atlantic City, Inc., and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2016.

Exhibit
Number	Description of Exhibit	Method of Filing

2.2†

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

2.3†

Master Lease Commitment and Rent Allocation Agreement, made and entered into as of December 17, 2017, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc., and Gold Merger Sub, LLC.

Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2017.

2.4†	Agreement and Plan of Merger, made and entered into on December 20, 2017, by and among Boyd Gaming Corporation, Boyd TCV, LP, a wholly owned subsidiary of Boyd, Valley Forge Convention	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2017.

2.5†

Agreement and Plan of Merger, made and entered into on May 1, 2018, by and among the Company, Boyd TCVI Acquisition, LLC, Lattner Entertainment Group Illinois, LLC, and Lattner Capital, LLC, solely in its capacity as the Representative.

Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2018.

2.6†	First Amendment to Agreement and Plan of Merger, dated as of September 17, 2018, by and among Boyd Gaming Corporation, Boyd TCV, LP, Valley Forge Convention Center Partners, L.P. and VFCCP SR LLC.	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed September 20, 2018.

2.7†

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

2.8†

Amendment No. 2 to Membership Interest Purchase Agreement, dated October 15, 2018, by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution and delivery of a joinder to the Purchase Agreement, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC.

Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

2.9†	Purchase Agreement, dated December 17, 2017, by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

Exhibit
Number	Description of Exhibit	Method of Filing

2.10†	Novation and Amendment Agreement, dated October 15, 2018, by and among Penn National Gaming, Inc., Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC, PNK (Ohio), LLC and Pinnacle Entertainment, Inc.	Incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

2.11	Agreement and Plan of Merger entered into as of May 6, 2020, by and among Gold Merger Sub, LLC, Boyd (Ohio) PropCo, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective February 13, 2020.	Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.3	Indenture governing the Company's 6.375% Senior Notes due 2026, dated March 28, 2016, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.4	Form of 6.375% Senior Note.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 29, 2016.

4.5

First Supplemental Indenture dated December 15, 2016 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2016.

4.6

Second Supplemental Indenture dated March 7, 2017 governing the Company's 6.375% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2017.

4.7	Indenture governing the Company’s 6.000% Senior Notes due 2026, dated June 25, 2018, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.8	Form of 6.000% Senior Note due 2026, (included in Exhibit 4.11).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2018.

4.9

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

4.10

First Supplemental Indenture dated January 10, 2019 governing the Company’s 6.000% Senior Notes due 2026, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

4.11	Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 3, 2019, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.12	Form of 4.750% Senior Note due 2027, (included in Exhibit 4.16).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.13	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.14	Indenture governing the Company's 8.625% Senior Notes due 2025, dated May 21, 2020, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 22, 2020.

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow

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

Exhibit
Number	Description of Exhibit	Method of Filing

10.10*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.11*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.13*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.14*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.15*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.16*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.18*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.19*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.20	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing

10.21*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.23*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.24*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.25*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.26*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.27*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.28*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.29	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.30	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.31	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.32	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.33	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.34	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.35

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

10.36

Amendment No. 1 and Joinder Agreement, dated as of September 15, 2016, among the Company, certain financial institutions, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.

Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.37	Amendment No. 2 and Refinancing Amendment dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017.

10.38	Joinder Agreement, dated as of August 2, 2018, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 6, 2018.

10.39*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.40†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.41	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

10.42	Amendment No. 3 dated as of May 8, 2020 among the Company and certain financial institutions and Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

10.43	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio), LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

10.44	Amendment No.4 to Third Amended and Restated Credit Agreement dated August 14, 2013	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed August 11, 2020.

10.45	Amendment No.4 - Revised Schedule A	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A filed August 17, 2020.

10.46	2020 Stock Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 dated September 29, 2020.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements. ***

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

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Co-Executive Chair of the Board of Directors	March 1, 2021
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Co-Executive Chair of the Board of Directors and	March 1, 2021
Marianne Boyd Johnson	Executive Vice President

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 1, 2021
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2021
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Vice President and Director	March 1, 2021
William R. Boyd

/s/ JOHN R. BAILEY	Director	March 1, 2021
John R. Bailey

/s/ ROBERT L. BOUGHNER	Director	March 1, 2021
Robert L. Boughner

/s/ CHRISTINE J. SPADAFOR	Director	March 1, 2021
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	March 1, 2021
A. Randall Thoman

/s/ PETER M. THOMAS	Director	March 1, 2021
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	March 1, 2021
Paul W. Whetsell

/s/ VERONICA J. WILSON	Director	March 1, 2021
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	March 1, 2021
Anthony D. McDuffie	(Principal Accounting Officer)