Form 10-Q
period 2021-03-31
BOYD GAMING CORP
filed 2021-05-06
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2021 was 112,080,887.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$730,908	$519,182
Restricted cash	17,368	15,817
Accounts receivable, net	62,863	53,456
Inventories	20,601	22,616
Prepaid expenses and other current assets	35,558	39,198
Income taxes receivable	—	8
Total current assets	867,298	650,277
Property and equipment, net	2,465,296	2,525,887
Operating lease right-of-use assets	927,180	928,814
Other assets, net	93,369	100,510
Intangible assets, net	1,379,022	1,382,173
Goodwill, net	971,287	971,287
Total assets	$6,703,452	$6,558,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$70,898	$96,863
Current maturities of long-term debt	35,902	30,740
Accrued liabilities	437,845	396,419
Income tax payable	1,491	—
Total current liabilities	546,136	524,022
Long-term debt, net of current maturities and debt issuance costs	3,859,502	3,866,743
Operating lease liabilities, net of current portion	846,525	848,825
Deferred income taxes	161,735	131,052
Other liabilities	58,834	64,363
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,080,887 and 111,830,857 shares outstanding	1,121	1,118
Additional paid-in capital	881,367	876,433
Retained earnings	348,403	246,242
Accumulated other comprehensive income (loss)	(171)	150
Total stockholders' equity	1,230,720	1,123,943
Total liabilities and stockholders' equity	$6,703,452	$6,558,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Revenues
Gaming	$617,926	$509,765
Food & beverage	44,112	89,884
Room	25,990	46,727
Other	65,279	34,149
Total revenues	753,307	680,525
Operating costs and expenses
Gaming	232,113	238,700
Food & beverage	38,913	89,839
Room	12,132	22,985
Other	41,907	21,447
Selling, general and administrative	90,007	113,430
Master lease rent expense	25,915	24,665
Maintenance and utilities	28,231	33,146
Depreciation and amortization	64,467	66,965
Corporate expense	23,315	24,958
Project development, preopening and writedowns	1,415	3,508
Impairment of assets	—	171,100
Other operating items, net	1,157	7,543
Total operating costs and expenses	559,572	818,286
Operating income (loss)	193,735	(137,761)
Other expense (income)
Interest income	(509)	(439)
Interest expense, net of amounts capitalized	57,890	51,845
Loss on early extinguishments and modifications of debt	—	175
Other, net	1,932	(344)
Total other expense, net	59,313	51,237
Income (loss) before income taxes	134,422	(188,998)
Income tax benefit (provision)	(32,261)	41,439
Net income (loss)	$102,161	$(147,559)

Basic net income (loss) per common share	$0.90	$(1.30)
Weighted average basic shares outstanding	113,626	113,708

Diluted net income (loss) per common share	$0.90	$(1.30)
Weighted average diluted shares outstanding	113,967	113,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income (loss)	$102,161	$(147,559)
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(321)	1,127
Comprehensive income (loss)	$101,840	$(146,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	102,161	—	102,161
Comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Stock options exercised	158,568	2	1,743	—	—	1,745
Release of restricted stock units, net of tax	29,808	—	(609)	—	—	(609)
Release of performance stock units, net of tax	61,654	1	(1,901)	—	—	(1,900)
Share-based compensation costs	—	—	5,701	—	—	5,701
Balances, March 31, 2021	112,080,887	$1,121	$881,367	$348,403	$(171)	$1,230,720

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(147,559)	—	(147,559)
Comprehensive income, net of tax	—	—	—	—	1,127	1,127
Stock options exercised	3,000	—	25	—	—	25
Release of restricted stock units, net of tax	76,502	1	(767)	—	—	(766)
Release of performance stock units, net of tax	241,118	2	(3,372)	—	—	(3,370)
Shares repurchased and retired	(682,596)	(6)	(11,114)	—	—	(11,120)
Share-based compensation costs	—	—	8,191	—	—	8,191
Balances, March 31, 2020	111,180,132	$1,112	$876,678	$233,383	$597	$1,111,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$102,161	$(147,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,467	66,965
Amortization of debt financing costs and discounts on debt	3,024	2,171
Non-cash operating lease expense	16,043	19,957
Share-based compensation expense	5,701	8,191
Deferred income taxes	30,683	(40,914)
Non-cash impairment of assets	—	171,100
Loss on early extinguishments and modifications of debt	—	175
Other operating activities	2,591	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,407)	17,296
Inventories	2,015	(134)
Prepaid expenses and other current assets	3,107	(2,227)
Income taxes (receivable) payable, net	1,499	242
Other assets, net	(834)	(25)
Accounts payable and accrued liabilities	15,496	(51,458)
Operating lease liabilities	(16,043)	(19,957)
Other long-term tax liabilities	—	48
Other liabilities	(3,817)	(271)
Net cash provided by operating activities	216,686	23,592
Cash Flows from Investing Activities
Capital expenditures	(35,477)	(48,046)
Insurance proceeds received for hurricane losses	31,263	—
Other investing activities	6,672	—
Net cash provided by (used in) investing activities	2,458	(48,046)
Cash Flows from Financing Activities
Borrowings under bank credit facility	—	965,100
Payments under bank credit facility	(4,899)	(338,173)
Share-based compensation activities, net	(764)	(4,111)
Shares repurchased and retired	—	(11,120)
Dividends paid	—	(7,808)
Other financing activities	(204)	(107)
Net cash provided by (used in) financing activities	(5,867)	603,781
Change in cash, cash equivalents and restricted cash	213,277	579,327
Cash, cash equivalents and restricted cash, beginning of period	534,999	270,448
Cash, cash equivalents and restricted cash, end of period	$748,276	$849,775
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$28,279	$36,175
Cash paid for (received from) income taxes	(34)	(388)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$1,806	$1,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

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

Impact of the COVID 19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of March 31, 2021, 26 of our 28 gaming facilities are open and operating, subject to various health and safety measures, including occupancy limitations. Two of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures in 2020 of our properties had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, changes in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any one time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and (iii) suspending our quarterly cash dividend and share repurchase programs.

We currently anticipate funding our operations over the next 12 months with the cash being generated by our open properties, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of first quarter and no impairment charges were required. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

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

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2021	2020	2020	2019
Cash and cash equivalents	$730,908	$519,182	$831,246	$249,977
Restricted cash	17,368	15,817	18,529	20,471
Total cash, cash equivalents and restricted cash	$748,276	$534,999	$849,775	$270,448

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues and therefore reducing our gaming revenues, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Food & beverage	$22,702	$44,180
Rooms	12,939	19,086
Other	1,076	2,882

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $158.8 million and $110.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

Collaborative Arrangements

We have a strategic partnership with FanDuel Group ("FanDuel"), the largest online sports destination in the United States, to pursue sports betting and online gaming opportunities across the country. Subject to state law and regulatory approvals, we have established a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel has established and operates mobile and online sports-betting and gaming services under the FanDuel brand in the states where we are licensed. We currently offer these services in Illinois, Indiana, Iowa, Mississippi and Pennsylvania. We have also entered into agreements with other companies for the operation of online gaming offerings under a market-access agreement with MGM Resorts. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the condensed consolidated statements of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

____

__________________________________________________________________________________________________

Recently Adopted Accounting Pronouncement

Accounting Standards Update ("ASU") 2020-01, Investments - Equity Securities, Topic 321, Investments - Equity Method and Joint Ventures, Topic 323, and Derivative and Hedging, Topic 815 ("Update 2020-01")

In January 2020, the Financial Accounting Standards Board ("FASB") issued Update 2020-01 to clarify guidance in accounting for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative. Update 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted Update 2020-01 during first quarter 2021 and the impact of the adoption to its condensed consolidated financial statements was not material.

ASU 2019-12, Income Taxes, Topic 740, Simplifying the Accounting for Income Taxes ("Update 2019-12")

In December 2019, the FASB issued Update 2019-12 to simplify the accounting for income taxes by removing certain exceptions and clarifying the guidance in certain areas of Topic 740. Update 2019-12 is effective for financial statements issued for annual periods and interim periods beginning after December 15, 2020. The Company adopted Update 2019-12 on January 1, 2021 and the impact of the adoption to its condensed consolidated financial statements was not material.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Land	$345,657	$346,485
Buildings and improvements	3,084,701	3,074,896
Furniture and equipment	1,623,235	1,609,637
Riverboats and barges	241,105	241,043
Construction in progress	19,417	43,883
Total property and equipment	5,314,115	5,315,944
Less accumulated depreciation	(2,848,819)	(2,790,057)
Property and equipment, net	$2,465,296	$2,525,887

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Depreciation expense	$61,310	$62,129

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

____________

__________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.2	$68,100	$(57,246)	$—	$10,854
Host agreements	12.2	58,000	(10,956)	—	47,044
Development agreement	—	21,373	—	—	21,373
		147,473	(68,202)	—	79,271

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(246,974)	1,299,751
Balances, March 31, 2021		$1,728,158	$(102,162)	$(246,974)	$1,379,022

	December 31, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.5	$68,100	$(55,062)	$—	$13,038
Host agreements	12.4	58,000	(9,989)	—	48,011
Development agreement	—	21,373	—	—	21,373
		147,473	(65,051)	—	82,422

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(246,974)	1,299,751
Balances, December 31, 2020		$1,728,158	$(99,011)	$(246,974)	$1,382,173

Goodwill, net consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, March 31, 2021	$1,267,362	$(6,134)	$(289,941)	$971,287

The following table sets forth the changes in our goodwill, net, during the three months ended March 31, 2021.

(In thousands)	Goodwill, Net
Balance, January 1, 2021	$971,287
Additions	—
Impairments	—
Balance, March 31, 2021	$971,287

T
able of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Payroll and related expenses	$74,043	$73,802
Interest	62,686	36,055
Gaming liabilities	72,323	72,655
Player loyalty program liabilities	28,414	27,935
Advance deposits	18,145	16,037
Outstanding chip liabilities	5,787	6,021
Operating lease liabilities	91,173	90,478
Other accrued liabilities	85,274	73,436
Total accrued liabilities	$437,845	$396,419

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2021
	Interest			Unamortized
	Rates at			Origination
	March 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.467%	$891,286	$(427)	$(11,707)	$879,152
6.375% senior notes due 2026	6.375%	750,000	—	(6,616)	743,384
6.000% senior notes due 2026	6.000%	700,000	—	(7,500)	692,500
4.750% senior notes due 2027	4.750%	1,000,000	—	(13,149)	986,851
8.625% senior notes due 2025	8.625%	600,000	—	(9,917)	590,083
Other	6.166%	3,434	—	—	3,434
Total long-term debt		3,944,720	(427)	(48,889)	3,895,404
Less current maturities		35,902	—	—	35,902
Long-term debt, net		$3,908,818	$(427)	$(48,889)	$3,859,502

	December 31, 2020
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.486%	$896,185	$(472)	$(12,924)	$882,789
6.375% senior notes due 2026	6.375%	750,000	—	(6,947)	743,053
6.000% senior notes due 2026	6.000%	700,000	—	(7,849)	692,151
4.750% senior notes due 2027	4.750%	1,000,000	—	(13,636)	986,364
8.625% senior notes due 2025	8.625%	600,000	—	(10,512)	589,488
Other	6.137%	3,638	—	—	3,638
Total long-term debt		3,949,823	(472)	(51,868)	3,897,483
Less current maturities		30,740	—	—	30,740
Long-term debt, net		$3,919,083	$(472)	$(51,868)	$3,866,743

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	132,058	133,796
Refinancing Term B Loans	759,228	762,389
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$891,286	$896,185

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $11.9 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.8 million as of March 31, 2021.

Covenant Compliance

On May 8, 2020, we amended the Bank Credit Agreement to, among other things, waive the financial covenants for the period beginning on March 30, 2020 through the earlier of (x) the date on which the Company delivers to the administrative agent a covenant relief period termination notice, (y) the date on which the administrative agent receives a compliance certificate with respect to the Company’s fiscal quarter ending June 30, 2021, and (z) the date on which the Company fails to satisfy the conditions to covenant relief set forth in the amendment.

As of  March 31, 2021, we believe that we were in compliance with the covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
As of March 31, 2021, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million, which as of March 31, 2021, had  $61.4 million remaining under the plan. On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID- 19 pandemic.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

The following table provides information regarding share repurchases during the referenced periods.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Shares repurchased (1)	—	683
Total cost, including brokerage fees	$—	$11,120
Average repurchase price per share (2)	$—	$16.29

(1) All shares repurchased have been retired and constitute authorized but unissued shares.

(2) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 17, 2019	December 27, 2019	January 15, 2020	$0.07

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

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Gaming	$160	$212
Food & beverage	31	40
Room	14	19
Selling, general and administrative	815	1,076
Corporate expense	4,681	6,844
Total share-based compensation expense	$5,701	$8,191

Performance Shares

Our stock incentive plan provides for the issuance of PSU grants which may be earned, in whole or in part, upon passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly.

The PSU grants awarded in fourth quarter 2017 and 2016 vested during first quarter 2021 and 2020, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in November 2017 resulted in a total of 90,444 shares being issued during first quarter 2021, representing approximately 0.33 shares per PSU. Of the 90,444 shares issued, a total of 30,129 were surrendered by the participants for payroll taxes, resulting in a net issuance of 60,315 shares due to the vesting of the 2017 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2020; therefore, the vesting of the PSUs did not impact compensation costs in our 2021 condensed consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$730,908	$730,908	$—	$—
Restricted cash	17,368	17,368	—	—
Investment available for sale	16,297	—	—	16,297

Liabilities
Contingent payments	$769	$—	$—	$769

	December 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$519,182	$519,182	$—	$—
Restricted cash	15,817	15,817	—	—
Investment available for sale	16,692	—	—	16,692

Liabilities
Contingent payments	$924	$—	$—	$924

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  March 31, 2021 and December 31, 2020.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $19.0 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2021 and  December 31, 2020 is a discount rate of 10.5% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  March 31, 2021 and December 31, 2020, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2021 and December 31, 2020, $15.7 million and $16.1 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.5 million as of both  March 31, 2021 and December 31, 2020, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years commencing on December 20, 2011. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at March 31, 2021 and December 31, 2020, is a discount rate of 5.5% and 6.1%, respectively. At March 31, 2021 and December 31, 2020, there was a current liability of $0.8 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Assets	Liability	Assets	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,692	$(924)	$16,151	$(1,712)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	41	(13)	40	(26)
Included in other comprehensive income (loss)	(436)	—	1,554	—
Included in other items, net	—	26	—	(17)
Purchases, sales, issuances and settlements:
Settlements	—	142	—	235
Balance at end of reporting period	$16,297	$(769)	$17,745	$(1,520)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	March 31, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$25,698	$21,669	$25,679	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$26,246	$22,062	$26,542	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$891,286	$879,152	$888,893	Level 2
6.375% senior notes due 2026	750,000	743,384	774,375	Level 1
6.000% senior notes due 2026	700,000	692,500	725,375	Level 1
4.750% senior notes due 2027	1,000,000	986,851	1,012,500	Level 1
8.625% senior notes due 2025	600,000	590,083	661,500	Level 1
Other	3,434	3,434	3,434	Level 3
Total debt	$3,944,720	$3,895,404	$4,066,077

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$896,185	$882,789	$888,511	Level 2
6.375% senior notes due 2026	750,000	743,053	778,125	Level 1
6.000% senior notes due 2026	700,000	692,151	728,000	Level 1
4.750% senior notes due 2027	1,000,000	986,364	1,038,750	Level 1
8.625% senior notes due 2025	600,000	589,488	667,500	Level 1
Other	3,638	3,638	3,638	Level 3
Total debt	$3,949,823	$3,897,483	$4,104,524

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  March 31, 2021 and December 31, 2020. The estimated fair values of our Senior Notes are based on quoted market prices as of  March 31, 2021 and December 31, 2020. The other debt is fixed-rate debt consisting of the following: (i) finance leases with various maturity dates from 2021 to 2022; and (ii) a purchase obligation with quarterly payments maturing in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2021 and 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended March 31, 2021
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$149,222	$13,430	$10,687	$9,084	$182,423
Downtown Las Vegas	14,846	3,812	1,821	954	21,433
Midwest & South	453,858	26,870	13,482	55,241	549,451
Total Revenues	$617,926	$44,112	$25,990	$65,279	$753,307

	Three Months Ended March 31, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$116,318	$31,171	$21,981	$11,294	$180,764
Downtown Las Vegas	29,845	11,725	6,148	6,395	54,113
Midwest & South	363,602	46,988	18,598	16,460	445,648
Total Revenues	$509,765	$89,884	$46,727	$34,149	$680,525

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2021 and  December 31, 2020 and for the three months ended March 31, 2021 and 2020

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Adjusted EBITDAR
Las Vegas Locals	$90,642	$46,762
Downtown Las Vegas	2,440	9,956
Midwest & South	218,149	105,829
Corporate expense	(18,634)	(18,114)
Adjusted EBITDAR	292,597	144,433

Other operating costs and expenses
Deferred rent	207	222
Master lease rent expense	25,915	24,665
Depreciation and amortization	64,467	66,965
Share-based compensation expense	5,701	8,191
Project development, preopening and writedowns	1,415	3,508
Impairment of assets	—	171,100
Other operating items, net	1,157	7,543
Total other operating costs and expenses	98,862	282,194
Operating income (loss)	$193,735	$(137,761)

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2021	2020
Assets
Las Vegas Locals	$1,679,539	$1,690,511
Downtown Las Vegas	213,543	213,507
Midwest & South	3,945,968	3,984,063
Total Reportable Segment Assets	5,839,050	5,888,081
Corporate	864,402	670,867
Total Assets	$6,703,452	$6,558,948

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2021. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of March 31, 2021, and as reflected in the table below, 26 of our 28 gaming facilities are open and operating, subject to various health and safety measures, including occupancy limitations. Two of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures in 2020 of our properties had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have a material impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, changes in consumer behavior and demand and the related impact on economic activity,, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

We have taken significant measures in response to the impact of the COVID-19 pandemic on our business, including (i) reducing the offering of certain amenities (because such amenities must remain closed) and otherwise limiting the availability of certain offerings, such as deactivating a substantial number of gaming devices to maintain social distancing and substantially limiting restaurant seating, as well as substantially limiting the number of customers permitted to be in a property at any one time; (ii) adjusting property and corporate staffing levels in response to operational refinements and business volumes present as we re-opened our properties; and (iii) suspending our quarterly cash dividend and share repurchase programs.

We currently anticipate funding our operations over the next 12 months with the cash generated from property operations, to the extent our properties remain open, supplemented, as necessary, by the cash we currently have available.

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into the following three reportable segments:

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

**Valley Forge was temporarily closed on December 12, 2020 and subsequently re-opened on January 4, 2021.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended
	March 31,
(In millions)	2021	2020
Total revenues	$753.3	$680.5
Operating income (loss)	193.7	(137.8)
Net income (loss)	102.2	(147.6)

Total Revenues

Total revenues increased $72.8 million, or 10.7%, for the three months ended March 31, 2021, compared to the prior year comparable period, due primarily to the COVID-19 property closures that occurred in mid-March 2020 (the "Property Closures") and increased revenues from our online gaming initiatives.

Operating Income (Loss)

Operating income increased $331.5 million for the three months ended March 31, 2021, compared to the prior year comparable period, primarily due to the impact of the Property Closures on our financial results for the three months ended March 31, 2020, including a $171.1 million intangible asset impairment charge. After the property re-openings, the Company's business model was refined to focus on maximizing gaming revenues and reduce lower margin offerings, allowing us to flow a higher percentage of our revenues to the bottom line.

Net Income (Loss)

For the three months ended March 31, 2021, net income was $102.2 million, compared with net loss of $147.6 million for the corresponding period of the prior year. The $249.7 million change is primarily due to the increase in operating income (loss) of $331.5 million, as discussed above. The increase was offset by a $73.7 million increase in the income tax provision due to net income in the current period and a $6.0 million increase in interest expense, net of amounts capitalized, due to an increase in the weighted average long-term debt balance of $58.6 million and a 0.4 percentage point increase in the weighted average interest rate. The increase in the weighted average long-term debt balance and weighted average interest rate was driven by the May 2020 issuance of the $600.0 million aggregate principal amount of 8.625% senior notes due June 2025.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 82% and 75% of revenues for the three months ended March 31, 2021 and 2020, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 6% and 13% of revenues for the three months ended March 31, 2021 and 2020, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods. The shift in percentage contributions of revenues from the non-gaming departments to gaming in the 2021 period reflects the impact of operating restrictions as properties re-opened following the Property Closures, which limited our offerings of non-gaming amenities, compounded by the strategic shift in our operating model as properties re-opened, which focused on maximizing gaming revenues.

	Three Months Ended
	March 31,
(In millions)	2021	2020
REVENUES
Gaming	$617.9	$509.8
Food & beverage	44.1	89.9
Room	26.0	46.7
Other	65.3	34.1
Total revenues	$753.3	$680.5

COSTS AND EXPENSES
Gaming	$232.1	$238.7
Food & beverage	38.9	89.8
Room	12.1	23.0
Other	41.9	21.4
Total costs and expenses	$325.0	$372.9

MARGINS
Gaming	62.4%	53.2%
Food & beverage	11.8%	0.1%
Room	53.5%	50.7%
Other	35.8%	37.2%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $108.2 million, or 21.2%, during the three months ended March 31, 2021, as compared to the corresponding period of the prior year, was due primarily to the impact of the Property Closures on the prior year period. Gaming margins were enhanced by effectively yielding the casino floor while maintaining a focus on costs under our revised operating model.

Food & Beverage

Food & beverage revenues decreased   $45.8 million, or 50.9%, during th e three months ended March 31, 2021 , as compared to the corresponding prior year period, due primarily to reduced food & beverage offerings available as the properties re-opened resulting in a 59.1% decrease in food covers. Overall food & beverage margins increased to 11.8% from 0.1% in the prior year comparable period, as we effectively maximized the contributions realized from these outlets as reflected by an increase in average check of 12.1% while cost per cover decreased 3.6%.

Room

Room revenues decreased$20.7 million, or 44.4%, during the three months ended March 31, 2021, as compared to the corresponding period of the prior year due primarily to operating restrictions and reduced visitation after the properties re-opened resulting in a 28.6% decrease in hotel occupancy rate. Overall room margins increased to 53.5% from 50.7% in the prior year comparable period, due primarily to a decrease in cost per room of 7.0% reflecting the impact of the new operating model, offset by a decline in average daily rate of 1.4%.

Other

Other revenues relate to our online gaming initiatives and patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased$31.1 million, or 91.2%, during the three months ended March 31, 2021, as compared to the corresponding period of the prior year, due primarily to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners. These increases were partially offset by the limited entertainment offerings after property re-openings.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each of our properties' profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent expense related to master leases ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments before net amortization, preopening and other items. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our Illinois distributed gaming operator and our online gaming initiatives are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Total revenues
Las Vegas Locals	$182.4	$180.8
Downtown Las Vegas	21.4	54.1
Midwest & South	549.5	445.6
Total revenues	$753.3	$680.5

Adjusted EBITDAR (1)
Las Vegas Locals	$90.6	$46.8
Downtown Las Vegas	2.5	9.9
Midwest & South	218.1	105.8
Corporate expense	(18.6)	(18.1)
Adjusted EBITDAR	$292.6	$144.4

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $1.7 million, or 0.9%, during the three months ended March 31, 2021, as compared to the corresponding period of the prior year. The Las Vegas Locals segment had a significant shift in revenue streams after re-opening. Gaming revenue increased $32.9 million from the prior year comparable period due to a 14.2% increase in slot win and 11.8% increase in slot handle. This increase is offset by a decline in food & beverage revenue of $17.7 million from the corresponding period of the prior year, due to capacity limitations after re-opening causing food covers to decrease by 70.9%, along with a decrease in room revenue of $11.3 million room the corresponding period of the prior year, due to a decline in occupancy rate of 37.7%.

Adjusted EBITDAR increased by $43.9 million, or 93.8%, during the three months ended March 31, 2021, as compared to the corresponding period of the prior year, due primarily to a strategic shift in the Company’s operating model when operations resumed following the Property Closures.

Downtown Las Vegas

The Downtown Las Vegas segment experienced significant declines in both total revenue and Adjusted EBITDAR during the three months ended March 31, 2021, as compared to the corresponding periods of the prior year, given that our Downtown properties cater to the Hawaiian market, which has been negatively impacted by restrictions on travel to and from Hawaii since re-opening.

Midwest & South

Total revenues increased by $103.8 million, or 23.3%, during the three months ended March 31, 2021, as compared to the corresponding period of the prior year, due primarily to an increase in gaming revenue of $90.3 million over the prior year comparable period, due to a 17.3% increase in slot win and 17.1% increase in slot handle. In addition, other revenues increased by $38.8 million over the prior year comparable period as a result of online gaming. These increases are offset by a decline in food & beverage revenue of $20.1 million from the corresponding period of the prior year, due to capacity limitations after re-opening causing food covers to decrease by 43.1%.

Adjusted EBITDAR increased by $112.3 million or 106.1%, during the three months ended March 31, 2021, as compared to the corresponding periods of the prior year, due primarily to a strategic shift in the Company’s operating model when operations resumed following the Property Closures and contributions from our online gaming initiatives.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Selling, general and administrative	$90.0	$113.4
Master lease rent expense	25.9	24.7
Maintenance and utilities	28.2	33.1
Depreciation and amortization	64.5	67.0
Corporate expense	23.3	25.0
Project development, preopening and writedowns	1.4	3.5
Impairment of assets	—	171.1
Other operating items, net	1.2	7.5

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 11.9% and 16.7% during the three months ended March 31, 2021 and 2020, respectively. The year over year decrease is due to the change in the Company’s operating model when operations resumed following the Property Closures and continued focus on disciplined and targeted marketing spend.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 3.4% and 3.6% during the three months ended March 31, 2021 and 2020, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were 3.7% and 4.9% during the three months ended March 31, 2021 and 2020, respectively.  Maintenance and utilities expenses, as a percentage of revenues, has declined from the prior year primarily due to a decrease in utility-related expenses of $2.3 million.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 8.6% and 9.8% during the three months ended March 31, 2021 and 2020, respectively. The decline from prior year comparable period is primarily driven by a $1.7 million decrease in intangible asset amortization as our customer relationships are amortized using an accelerated method. The dollar amount of depreciation expense remained consistent period over period therefore the remaining percentage decrease is attributable to revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our property operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.1% and 3.7% of revenues during the three months ended March 31, 2021 and 2020, respectively.

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

Impairment of Assets

Impairment of assets for the three months ended March 31, 2020 include non-cash impairment charges of $8.0 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $8.9 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment. We had no impairments of assets for the three months ended March 31, 2021.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct costs associated with the Property Closures, including severance payments to separated employees, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the three months ended March 31, 2020, $7.2 million of other operating items, net, related to incremental, non-recurring costs associated with the Property Closures.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Interest Expense, net	$57.4	$51.4
Average Long-Term Debt Balance (1)	3,942.0	3,883.4
Weighted Average Interest Rates	5.4%	5.0%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2021, increased $6.0 million, or 11.6%, respectively, as compared to the prior year period. The impact is attributable to an increase in the weighted average interest rate percentage point of 0.4 for the three months ended March 31, 2021, along with an increase in the average long-term debt balance of $58.6 million for the three months ended March 31, 2021, which is driven by the issuance in May 2020 of the $600.0 million aggregate principal amount of 8.625% senior notes due June 2025 and offset by: (i) the full repayment of the Swing Loan and Revolver balances; (ii) repayment of $98.7 million on the Term A Loan, and (iii) the extinguishment of $57.7 million of other debt.

Income Taxes

The effective tax rates during the three months ended March 31, 2021 and 2020 were 24.0% and 21.9%, respectively. Our tax rates for the three months ended March 31, 2021 and 2020 were favorably impacted by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes and unfavorably impacted by certain nondeductible expenses. Additionally, the tax provision for the three months ended March 31, 2021 was unfavorably impacted by state taxes. The tax rate for the three months ended March 31, 2020 was adversely impacted by the creation of a valuation allowance applied to certain state deferred tax assets, including state net operating loss carryforwards

As a result of and response to the COVID-19 pandemic, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and it was signed into law on March 27, 2020. Included in the CARES Act are provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, interest expense deductions, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Our financial results for the three months ended March 31, 2021, include the estimated payroll tax credits we will receive under the CARES Act, partially offsetting the expenses incurred during this period for compensation and benefits provided to qualifying employees.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

At March 31, 2021 and December 31, 2020, we had balances of cash and cash equivalents of $730.9 million and $519.2 million, respectively. In addition, we held restricted cash balances of $17.4 million and $15.8 million at March 31, 2021 and December 31, 2020, respectively.

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net cash provided by operating activities	$216.7	$23.5

Cash flows from investing activities
Capital expenditures	(35.5)	(48.0)
Insurance proceeds received for hurricane losses	31.3	—
Other investing activities	6.7	—
Net cash provided by (used in) investing activities	2.5	(48.0)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	(4.9)	626.9
Dividends paid	—	(7.8)
Shares repurchased and retired	—	(11.1)
Other financing activities	(1.0)	(4.2)
Net cash provided by (used in) financing activities	(5.9)	603.8
Increase in cash, cash equivalents and restricted cash	$213.3	$579.3

Cash Flows from Operating Activities

During the three months ended March 31, 2021 and 2020, we generated operating cash flow of $216.7 million and $23.5 million, respectively. Generally, operating cash flows increased during 2021 as compared to the prior year period due to the negative impact of the Property Closures on prior year cash flows, increased cash flows in the current year due to the strategic shift of the Company's operating model and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2021, we generated net cash inflows for investing activities of $2.5 million comprised of capital expenditure spending of $35.5 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $31.3 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Wilton Rancheria project. During the three months ended March 31, 2020, we incurred net cash outflows for investing activities of $48.0 million, related to the purchase of real estate and information technology purchases for new software.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities in the three months ended March 31, 2021, primarily reflect quarterly payments on our Term Loans. The net cash inflows from financing activities in the three months ended March 31, 2020, reflect primarily the additional borrowings under our Revolving Credit Facility to preserve liquidity during the closure period. The outflows in 2020 reflect the use of cash flow to repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2021	December 31, 2020	Increase / (Decrease)
Bank credit facility	$891.3	$896.2	$(4.9)
6.375% senior notes due 2026	750.0	750.0	—
6.000% senior notes due 2026	700.0	700.0	—
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	600.0	600.0	—
Other	3.4	3.6	(0.2)
Total long-term debt	3,944.7	3,949.8	(5.1)
Less current maturities	35.9	30.7	5.2
Long-term debt, net of current maturities	$3,908.8	$3,919.1	$(10.3)

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	March 31,	December 31,
(In millions)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	132.1	133.8
Refinancing Term B Loans	759.2	762.4
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$891.3	$896.2

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $11.9 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.8 million as of March 31, 2021.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.5% at both March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, we believe that we were in compliance with the covenants contained in our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	6.375% Notes		Other Notes
	March 31,	December 31,	March 31,	December 31,
(In millions)	2021	2020	2021	2020
Current assets	$849.4	$637.2	$849.4	$637.2
Noncurrent assets	9,608.9	9,508.2	9,608.9	9,508.2
Current liabilities	514.9	494.3	514.9	494.3
Noncurrent liabilities	4,924.4	4,909.0	4,923.5	4,908.1

Summarized combined results of operations for the parent company and the Guarantors are as follows:

	6.375% Notes	Other Notes
	Three Months Ended	Three Months Ended
(In millions)	March 31, 2021	March 31, 2021
Revenues	$760.8	$760.8
Operating income	366.8	366.8
Income before income taxes	307.5	307.5
Net income	274.9	274.9

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million. During the three months ended March 31, 2020, we repurchased 0.7 million shares of our common stock. There were no share repurchases during the three months ended March 31, 2021. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under the share repurchase program. We are not obligated to purchase any shares under our stock repurchase program. We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 17, 2019	December 27, 2019	January 15, 2020	$0.07

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties ranges from between $150 million and $170 million. We fund our capital expenditures through cash on hand, our bank credit facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital.

We also continue to work with the Wilton Rancheria, to develop and manage Sky River Casino, a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. Wilton Rancheria has secured third-party financing to fund construction, which began in first quarter 2021. Sky River Casino is expected to open in the second half of 2022.

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

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

Critical Accounting Policies

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	our expectations with respect to the recent global pandemic of COVID-19 (as defined herein), caused by a novel strain of the coronavirus, and the response thereto;
•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	our business model, areas of focus and strategy for driving business results;
•	competition, including expansion of gaming into additional markets including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;
•	indebtedness, including Boyd Gaming’s ability to refinance or pay amounts outstanding under its credit agreement and Boyd Gaming’s unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2020, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2021, our long-term variable-rate borrowings represented approximately 22.6% of total long-term debt. Based on March 31, 2021 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $8.9 million.

See also "Liquidity and Capital Resources" above.

Item 4.        Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Report"), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	Incorporated by reference to Exhibit 22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2020, iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2021.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer