Form 10-Q
period 2021-06-30
BOYD GAMING CORP
filed 2021-07-29
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

6465 South Rainbow Boulevard, Las Vegas, NV 89118

(Address of principal executive offices) (Zip Code)

(702) 792-7200

(Registrant's telephone number, including area code)

3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2021 was 112,223,991.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$334,537	$519,182
Restricted cash	21,312	15,817
Accounts receivable, net	57,514	53,456
Inventories	19,998	22,616
Prepaid expenses and other current assets	39,463	39,198
Income taxes receivable	—	8
Total current assets	472,824	650,277
Property and equipment, net	2,446,808	2,525,887
Operating lease right-of-use assets	929,922	928,814
Other assets, net	95,201	100,510
Intangible assets, net	1,375,871	1,382,173
Goodwill, net	971,287	971,287
Total assets	$6,291,913	$6,558,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$81,471	$96,863
Current maturities of long-term debt	39,324	30,740
Accrued liabilities	407,921	396,419
Income tax payable	192	—
Total current liabilities	528,908	524,022
Long-term debt, net of current maturities and debt issuance costs	3,300,226	3,866,743
Operating lease liabilities, net of current portion	846,551	848,825
Deferred income taxes	191,916	131,052
Other liabilities	66,045	64,363
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,223,991 and 111,830,857 shares outstanding	1,122	1,118
Additional paid-in capital	895,227	876,433
Retained earnings	462,132	246,242
Accumulated other comprehensive income (loss)	(214)	150
Total stockholders' equity	1,358,267	1,123,943
Total liabilities and stockholders' equity	$6,291,913	$6,558,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues
Gaming	$727,462	$185,111	$1,345,388	$694,876
Food & beverage	57,428	10,661	101,540	100,545
Room	39,077	6,918	65,067	53,645
Other	69,635	7,169	134,914	41,318
Total revenues	893,602	209,859	1,646,909	890,384
Operating costs and expenses
Gaming	259,378	76,761	491,491	315,461
Food & beverage	46,819	16,745	85,732	106,584
Room	14,207	5,097	26,339	28,082
Other	44,487	2,169	86,394	23,616
Selling, general and administrative	90,473	60,268	180,480	173,698
Master lease rent expense	26,175	25,413	52,090	50,078
Maintenance and utilities	31,157	21,654	59,388	54,800
Depreciation and amortization	67,279	69,213	131,746	136,178
Corporate expense	34,716	13,963	58,031	38,921
Project development, preopening and writedowns	1,454	3,825	2,869	7,333
Impairment of assets	—	—	—	171,100
Other operating items, net	11,115	1,099	12,272	8,642
Total operating costs and expenses	627,260	296,207	1,186,832	1,114,493
Operating income (loss)	266,342	(86,348)	460,077	(224,109)
Other expense (income)
Interest income	(455)	(569)	(964)	(1,008)
Interest expense, net of amounts capitalized	55,131	59,208	113,021	111,053
Loss on early extinguishments and modifications of debt	65,475	412	65,475	587
Other, net	237	115	2,169	(229)
Total other expense, net	120,388	59,166	179,701	110,403
Income (loss) before income taxes	145,954	(145,514)	280,376	(334,512)
Income tax benefit (provision)	(32,225)	36,970	(64,486)	78,409
Net income (loss)	$113,729	$(108,544)	$215,890	$(256,103)

Basic net income (loss) per common share	$1.00	$(0.96)	$1.90	$(2.26)
Weighted average basic shares outstanding	113,779	113,257	113,703	113,482

Diluted net income (loss) per common share	$1.00	$(0.96)	$1.89	$(2.26)
Weighted average diluted shares outstanding	114,040	113,257	114,005	113,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$113,729	$(108,544)	$215,890	$(256,103)
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(43)	(445)	(364)	682
Comprehensive income (loss)	$113,686	$(108,989)	$215,526	$(255,421)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	102,161	—	102,161
Comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Stock options exercised	158,568	2	1,743	—	—	1,745
Release of restricted stock units, net of tax	29,808	—	(609)	—	—	(609)
Release of performance stock units, net of tax	61,654	1	(1,901)	—	—	(1,900)
Share-based compensation costs	—	—	5,701	—	—	5,701
Balances, March 31, 2021	112,080,887	1,121	881,367	348,403	(171)	1,230,720
Net income	—	—	—	113,729	—	113,729
Comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Stock options exercised	100,068	—	1,037	—	—	1,037
Release of restricted stock units, net of tax	43,036	1	—	—	—	1
Share-based compensation costs	—	—	12,823	—	—	12,823
Balances, June 30, 2021	112,223,991	$1,122	$895,227	$462,132	$(214)	$1,358,267

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss), Net	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(147,559)	—	(147,559)
Comprehensive income, net of tax	—	—	—	—	1,127	1,127
Stock options exercised	3,000	—	25	—	—	25
Release of restricted stock units, net of tax	76,502	1	(767)	—	—	(766)
Release of performance stock units, net of tax	241,118	2	(3,372)	—	—	(3,370)
Shares repurchased and retired	(682,596)	(6)	(11,114)	—	—	(11,120)
Share-based compensation costs	—	—	8,191	—	—	8,191
Balances, March 31, 2020	111,180,132	1,112	876,678	233,383	597	1,111,770
Net loss	—	—	—	(108,544)	—	(108,544)
Comprehensive loss, net of tax	—	—	—	—	(445)	(445)
Stock options exercised	1,000	—	8	—	—	8
Release of restricted stock units, net of tax	183,741	2	(6)	—	—	(4)
Release of performance stock units, net of tax	20,082	1	—	—	—	1
Shares repurchased and retired	—	(1)	—	—	—	(1)
Share-based compensation costs	—	—	2,693	—	—	2,693
Balances, June 30, 2020	111,384,955	$1,114	$879,373	$124,839	$152	$1,005,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$215,890	$(256,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,746	136,178
Amortization of debt financing costs and discounts on debt	5,931	5,307
Non-cash operating lease expense	30,329	34,225
Share-based compensation expense	18,524	10,884
Deferred income taxes	60,864	(78,092)
Non-cash impairment of assets	—	171,100
Loss on early extinguishments and modifications of debt	65,475	587
Other operating activities	8,510	4,738
Changes in operating assets and liabilities:
Accounts receivable, net	(4,058)	19,630
Inventories	2,618	(2,912)
Prepaid expenses and other current assets	(647)	(19,275)
Income taxes (receivable) payable, net	200	1,541
Other assets, net	(2,715)	(1,113)
Accounts payable and accrued liabilities	(8,315)	(54,763)
Operating lease liabilities	(30,329)	(34,225)
Other long-term tax liabilities	—	95
Other liabilities	5,319	9,393
Net cash provided by (used in) operating activities	499,342	(52,805)
Cash Flows from Investing Activities
Capital expenditures	(96,339)	(75,916)
Insurance proceeds received for hurricane losses	40,240	—
Other investing activities	6,672	—
Net cash used in investing activities	(49,427)	(75,916)
Cash Flows from Financing Activities
Borrowings under bank credit facility	—	965,100
Payments under bank credit facility	(11,536)	(344,848)
Proceeds from issuance of senior notes	900,000	600,000
Debt financing costs, net	(14,596)	(12,918)
Retirements of senior notes	(1,450,000)	—
Premium and consent fees	(51,863)	—
Share-based compensation activities, net	274	(4,106)
Shares repurchased and retired	—	(11,121)
Dividends paid	—	(7,808)
Other financing activities	(1,344)	(593)
Net cash provided by (used in) financing activities	(629,065)	1,183,706
Change in cash, cash equivalents and restricted cash	(179,150)	1,054,985
Cash, cash equivalents and restricted cash, beginning of period	534,999	270,448
Cash, cash equivalents and restricted cash, end of period	$355,849	$1,325,433
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$131,778	$112,220
Cash paid for (received from) income taxes	3,298	(1,448)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$3,072	$12,250
Mortgage settlement in exchange for real estate	—	57,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

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

Impact of the COVID 19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of June 30, 2021, 26 of our 28 gaming facilities are open and operating. Two of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures in 2020 of our properties had a material impact on our business, and the COVID-19 pandemic, its associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have an impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, changes in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

We currently anticipate funding our operations over the next 12 months with the cash being generated by our open properties, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of first quarter and second quarter and no impairment charges were required. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2021	2020	2020	2019
Cash and cash equivalents	$334,537	$519,182	$1,308,347	$249,977
Restricted cash	21,312	15,817	17,086	20,471
Total cash, cash equivalents and restricted cash	$355,849	$534,999	$1,325,433	$270,448

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Food & beverage	$26,202	$5,235	$48,904	$49,415
Rooms	15,310	3,069	28,249	22,155
Other	1,489	172	2,565	3,054

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $177.5 million and $34.8 million for the three months ended June 30, 2021 and 2020, respectively, and $336.3 million and $144.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

Collaborative Arrangements

We have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting and iGaming operator, to pursue sports betting and online gaming opportunities across the country. Subject to state law and regulatory approvals, we have established a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel has established and operates mobile and online sports-betting and gaming services under the FanDuel brand in some of the states where we are licensed. We currently offer these services in Illinois, Indiana, Iowa, Mississippi and Pennsylvania. We have also entered into agreements with other companies for the operation of online gaming offerings under a market-access agreement with MGM Resorts. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Land	$345,194	$346,485
Buildings and improvements	3,097,960	3,074,896
Furniture and equipment	1,625,281	1,609,637
Riverboats and barges	241,167	241,043
Construction in progress	36,667	43,883
Total property and equipment	5,346,269	5,315,944
Less accumulated depreciation	(2,899,461)	(2,790,057)
Property and equipment, net	$2,446,808	$2,525,887

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Depreciation expense	$64,122	$64,368	$125,432	$126,497

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

_________________________________________________________________________________________________

_____

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.0	$68,100	$(59,431)	$—	$8,669
Host agreements	11.9	58,000	(11,922)	—	46,078
Development agreement	—	21,373	—	—	21,373
		147,473	(71,353)	—	76,120

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(246,974)	1,299,751
Balances, June 30, 2021		$1,728,158	$(105,313)	$(246,974)	$1,375,871

	December 31, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.5	$68,100	$(55,062)	$—	$13,038
Host agreements	12.4	58,000	(9,989)	—	48,011
Development agreement	—	21,373	—	—	21,373
		147,473	(65,051)	—	82,422

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(246,974)	1,299,751
Balances, December 31, 2020		$1,728,158	$(99,011)	$(246,974)	$1,382,173

Goodwill, net consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, June 30, 2021	$1,267,362	$(6,134)	$(289,941)	$971,287

The following table sets forth the changes in our goodwill, net, during the six months ended June 30, 2021.

(In thousands)	Goodwill, Net
Balance, January 1, 2021	$971,287
Additions	—
Impairments	—
Balance, June 30, 2021	$971,287

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Payroll and related expenses	$87,024	$73,802
Interest	11,446	36,055
Gaming liabilities	73,926	72,655
Player loyalty program liabilities	28,800	27,935
Advance deposits	19,597	16,037
Outstanding chip liabilities	6,541	6,021
Operating lease liabilities	94,427	90,478
Other accrued liabilities	86,160	73,436
Total accrued liabilities	$407,921	$396,419

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2021
	Interest			Unamortized
	Rates at			Origination
	June 30,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.471%	$884,648	$(382)	$(10,587)	$873,679
4.750% senior notes due 2027	4.750%	1,000,000	—	(12,662)	987,338
8.625% senior notes due 2025	8.625%	600,000	—	(9,322)	590,678
4.750% senior notes due 2031	4.750%	900,000	—	(14,440)	885,560
Other	6.184%	2,295	—	—	2,295
Total long-term debt	.	3,386,943	(382)	(47,011)	3,339,550
Less current maturities		39,324	—	—	39,324
Long-term debt, net		$3,347,619	$(382)	$(47,011)	$3,300,226

	December 31, 2020
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.486%	$896,185	$(472)	$(12,924)	$882,789
6.375% senior notes due 2026	6.375%	750,000	—	(6,947)	743,053
6.000% senior notes due 2026	6.000%	700,000	—	(7,849)	692,151
4.750% senior notes due 2027	4.750%	1,000,000	—	(13,636)	986,364
8.625% senior notes due 2025	8.625%	600,000	—	(10,512)	589,488
Other	6.137%	3,638	—	—	3,638
Total long-term debt		3,949,823	(472)	(51,868)	3,897,483
Less current maturities		30,740	—	—	30,740
Long-term debt, net		$3,919,083	$(472)	$(51,868)	$3,866,743

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	128,582	133,796
Refinancing Term B Loans	756,066	762,389
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$884,648	$896,185

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $11.9 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.8 million as of June 30, 2021.

Bank Credit Agreement Amendment

On May 25, 2021, the Company entered into an Amendment No. 5 (the "Amendment") among the Company, certain direct and indirect subsidiary guarantors of the Company (the "Guarantors"), Bank of America, N.A., as administrative agent, and certain other financial institutions party thereto as lenders. The Amendment modifies that certain Third Amended and Restated Credit Agreement (as amended prior to the execution of the Amendment, the "Existing Credit Agreement," and as amended by the Amendment, the "Credit Agreement"), dated as of August 14, 2013, among the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as swing line lender, and certain other financial institutions party thereto as lenders.

The Amendment modifies the Existing Credit Agreement to remove certain of the limitations imposed during the covenant relief period by a prior amendment on (i) the Company’s ability to refinance debt previously incurred under the ratio debt basket and (ii) the Company’s ability to repay junior secured or unsecured indebtedness, such that, during the covenant relief period, subject to certain limitations, including the achievement of a total net leverage ratio of 5.50 to 1.00 on a pro forma basis, the absence of events of default, pro forma compliance with financial covenants (to the extent applicable during the covenant relief period), the use of no more than $200 million of proceeds of borrowings under the revolving credit facility under the Credit Agreement for such purpose and no use of any cash or cash equivalents held in casino cages for such purpose, the Company may repay junior secured or unsecured indebtedness with cash on hand and borrowings under such revolving credit facility.

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900 million aggregate principal amount of 4.750% senior notes due June 2031 (the "4.750% Notes due 2031"). The 4.750% Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year, commencing on September 15, 2021. The 4.750% Notes due 2031 will mature on June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Notes due 2031 and cash on hand were used to finance the redemption of our outstanding 6.375% senior notes due April 2026 ("6.375% Notes") and 6.000% senior notes due August 2026 ("6.000% Notes").

In conjunction with the issuance of the 4.750% Notes due 2031, we incurred approximately $14.5 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Notes due 2031 using the effective interest method.

At any time prior to June 15, 2026, we may redeem the 4.750% Notes due 2031, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. In addition, at any time prior to June 15, 2024, we may redeem up to 40% of the aggregate principal amount of the 4.750% Notes due 2031 at a redemption price (expressed as percentages of the principal amount) equal to 104.750%, plus accrued and unpaid interest and Additional Interest.

Redemption of 6.375% Senior Notes due April 2026

On June 9, 2021, we redeemed all our 6.375% Notes at a redemption price of 103.188% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Notes due 2031. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Redemption of 6.000% Senior Notes due August 2026

On June 9, 2021, we redeemed all our 6.000% Notes at a redemption price of 103.993% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Notes due 2031 and cash on hand. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

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

As of  June 30, 2021, we believe that we were in compliance with the covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
As of June 30, 2021, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million, which as of June 30, 2021, had  $61.4 million remaining under the plan. On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID- 19 pandemic. During the six months ended June 30, 2020, the Company repurchased 0.7 million shares, at a total cost, including brokerage fees, of $11.1 million, for an average repurchase price per share of $16.29.  There were no share repurchases for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Gaming	$266	$141	$426	$353
Food & beverage	51	27	82	67
Room	25	13	39	32
Selling, general and administrative	1,353	720	2,168	1,796
Corporate expense	11,128	1,792	15,809	8,636
Total share-based compensation expense	$12,823	$2,693	$18,524	$10,884

Performance Shares

Our stock incentive plan provides for the issuance of Performance Stock Unit ("PSU") grants which may be earned, in whole or in part, upon passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

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

Unamortized Stock Compensation Expense and Recognition Period

As of June 30, 2021, there was approximately $14.5 million, $0.9 million and $1.6 million of total unrecognized share-based compensation costs related to unvested restricted stock units (“RSUs”), PSUs and career shares, respectively.  As of June 30, 2021, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.1 years, 1.3 years and 4.2 years, respectively.

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$334,537	$334,537	$—	$—
Restricted cash	21,312	21,312	—	—
Investment available for sale	15,696	—	—	15,696

Liabilities
Contingent payments	$489	$—	$—	$489

	December 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$519,182	$519,182	$—	$—
Restricted cash	15,817	15,817	—	—
Investment available for sale	16,692	—	—	16,692

Liabilities
Contingent payments	$924	$—	$—	$924

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  June 30, 2021 and December 31, 2020.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $18.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  June 30, 2021 and  December 31, 2020 is a discount rate of 10.2% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  June 30, 2021 and December 31, 2020, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2021 and December 31, 2020, $15.1 million and $16.1 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.4 million as of  June 30, 2021 and $2.5 million as of December 31, 2020, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years ending on December 20, 2021. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at June 30, 2021 and December 31, 2020, is a discount rate of 4.5% and 6.1%, respectively. At June 30, 2021 and December 31, 2020, there was a current liability of $0.5 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Asset	Liability	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,297	$(769)	$17,745	$(1,520)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	41	(8)	39	(22)
Included in other comprehensive income (loss)	(52)	—	(367)	—
Included in other items, net	—	(23)	—	238
Purchases, sales, issuances and settlements:
Settlements	(590)	311	(550)	29
Balance at end of reporting period	$15,696	$(489)	$16,867	$(1,275)

	Six Months Ended
	June 30, 2021		June 30, 2020
	Asset	Liability	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,692	$(924)	$16,151	$(1,712)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	82	(21)	78	(48)
Included in other comprehensive income (loss)	(488)	—	1,188	—
Included in other items, net	—	3	—	221
Purchases, sales, issuances and settlements:
Settlements	(590)	453	(550)	264
Balance at end of reporting period	$15,696	$(489)	$16,867	$(1,275)

We are exposed to valuation risk on our Level 3 financial instruments. We estimate our risk exposure using a sensitivity analysis of potential changes in the significant unobservable inputs of our fair value measurements. Our Level 3 financial instruments are most susceptible to valuation risk caused by changes in the discount rate. If the discount rate in our fair value measurements increased or decreased by 100 basis points, the change would not cause the value of our fair value measurements to change significantly.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and other financial instruments:

	June 30, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$25,289	$25,590	$27,042	Level 3

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$26,246	$22,062	$26,542	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$884,648	$873,679	$882,436	Level 2
4.750% senior notes due 2027	1,000,000	987,338	1,032,500	Level 1
8.625% senior notes due 2025	600,000	590,678	660,750	Level 1
4.750% senior notes due 2031	900,000	885,560	933,750	Level 1
Other	2,295	2,295	2,295	Level 3
Total debt	$3,386,943	$3,339,550	$3,511,731

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$896,185	$882,789	$888,511	Level 2
6.375% senior notes due 2026	750,000	743,053	778,125	Level 1
6.000% senior notes due 2026	700,000	692,151	728,000	Level 1
4.750% senior notes due 2027	1,000,000	986,364	1,038,750	Level 1
8.625% senior notes due 2025	600,000	589,488	667,500	Level 1
Other	3,638	3,638	3,638	Level 3
Total debt	$3,949,823	$3,897,483	$4,104,524

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  June 30, 2021 and December 31, 2020. The estimated fair values of our Senior Notes are based on quoted market prices as of  June 30, 2021 and December 31, 2020. The other debt is fixed-rate debt consisting of the following: (i) finance leases with various maturity dates from 2021 to 2022; and (ii) a purchase obligation with quarterly payments maturing in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2021 and 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended June 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$187,511	$19,117	$18,481	$10,986	$236,095
Downtown Las Vegas	27,190	6,502	3,448	1,640	38,780
Midwest & South	512,761	31,809	17,148	57,009	618,727
Total Revenues	$727,462	$57,428	$39,077	$69,635	$893,602

	Three Months Ended June 30, 2020
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$40,846	$3,367	$2,383	$2,095	$48,691
Downtown Las Vegas	3,140	882	327	315	4,664
Midwest & South	141,125	6,412	4,208	4,759	156,504
Total Revenues	$185,111	$10,661	$6,918	$7,169	$209,859

	Six Months Ended June 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$336,733	$32,547	$29,168	$20,070	$418,518
Downtown Las Vegas	42,036	10,314	5,269	2,594	60,213
Midwest & South	966,619	58,679	30,630	112,250	1,168,178
Total Revenues	$1,345,388	$101,540	$65,067	$134,914	$1,646,909

	Six Months Ended June 30, 2020
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$157,164	$34,538	$24,364	$13,389	$229,455
Downtown Las Vegas	32,985	12,607	6,475	6,710	58,777
Midwest & South	504,727	53,400	22,806	21,219	602,152
Total Revenues	$694,876	$100,545	$53,645	$41,318	$890,384

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2021 and  December 31, 2020 and for the three and six months ended June 30, 2021 and 2020

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, total Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Adjusted EBITDAR
Las Vegas Locals	$133,570	$2,858	$224,212	$49,620
Downtown Las Vegas	15,421	(7,220)	17,861	2,736
Midwest & South	259,992	32,655	478,141	138,484
Corporate expense	(23,588)	(12,171)	(42,222)	(30,285)
Adjusted EBITDAR	385,395	16,122	677,992	160,555

Other operating costs and expenses
Deferred rent	207	227	414	449
Master lease rent expense	26,175	25,413	52,090	50,078
Depreciation and amortization	67,279	69,213	131,746	136,178
Share-based compensation expense	12,823	2,693	18,524	10,884
Project development, preopening and writedowns	1,454	3,825	2,869	7,333
Impairment of assets	—	—	—	171,100
Other operating items, net	11,115	1,099	12,272	8,642
Total other operating costs and expenses	119,053	102,470	217,915	384,664
Operating income (loss)	$266,342	$(86,348)	$460,077	$(224,109)

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2021	2020
Assets
Las Vegas Locals	$1,673,175	$1,690,511
Downtown Las Vegas	241,533	213,507
Midwest & South	3,930,588	3,984,063
Total Reportable Segment Assets	5,845,296	5,888,081
Corporate	446,617	670,867
Total Assets	$6,291,913	$6,558,948

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2021. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of June 30, 2021, and as reflected in the table below, 26 of our 28 gaming facilities are open and operating. Two of our properties in Las Vegas remain closed to the public due to the current levels of the demand in the market and our cost containment efforts. No dates have been set for re-opening these properties. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures in 2020 of our properties had a material impact on our business, and the COVID-19 pandemic, its associated impacts on customer behavior and the requirements of health and safety protocols are expected to continue to have an impact on our business. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, changes in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

We currently anticipate funding our operations over the next 12 months with the cash generated from property operations, to the extent our properties remain open, supplemented, as necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility.

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

		Closure Date	Re-open Date
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
The Orleans Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada	3/18/2020	6/4/2020
Suncoast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Eastside Cannery Casino and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada	3/18/2020	6/4/2020
Cannery Casino Hotel	North Las Vegas, Nevada	3/18/2020	6/4/2020
Jokers Wild Casino	Henderson, Nevada	3/18/2020	6/4/2020
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Fremont Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Midwest & South
Par-A-Dice Hotel Casino	East Peoria, Illinois	3/16/2020	7/1/2020*
Belterra Casino Resort	Florence, Indiana	3/16/2020	6/15/2020
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana	3/16/2020	6/15/2020
Diamond Jo Dubuque	Dubuque, Iowa	3/17/2020	6/1/2020
Diamond Jo Worth	Northwood, Iowa	3/17/2020	6/1/2020
Kansas Star Casino	Mulvane, Kansas	3/18/2020	5/23/2020
Amelia Belle Casino	Amelia, Louisiana	3/17/2020	5/27/2020
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana	3/17/2020	5/20/2020
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana	3/17/2020	5/20/2020
Sam's Town Hotel and Casino	Shreveport, Louisiana	3/17/2020	5/27/2020
Treasure Chest Casino	Kenner, Louisiana	3/17/2020	5/20/2020
IP Casino Resort Spa	Biloxi, Mississippi	3/17/2020	5/21/2020
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi	3/17/2020	5/21/2020
Ameristar Casino Hotel Kansas City	Kansas City, Missouri	3/17/2020	6/1/2020
Ameristar Casino Report Spa St. Charles	St. Charles, Missouri	3/17/2020	6/1/2020
Belterra Park	Cincinnati, Ohio	3/14/2020	6/19/2020
Valley Forge Casino Resort	King of Prussia, Pennsylvania	3/13/2020	6/26/2020**

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

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment. Lattner's operations were suspended on March 16, 2020, resumed on July 1, 2020, temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021. The Midwest & South segment also includes our online sportsbook and gaming business, including those developed in partnership with FanDuel Group.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Total revenues	$893.6	$209.9	$1,646.9	$890.4
Operating income (loss)	266.3	(86.3)	460.1	(224.1)
Net income (loss)	113.7	(108.5)	215.9	(256.1)

Total Revenues

Total revenues increased $683.7 million and $756.5 million during the three and six months ended June 30, 2021, respectively, as compared to the prior year comparable periods, due primarily to the COVID-19 property closures that began in mid-March 2020 and extended through most of second quarter 2020 (the "Property Closures") and increased revenues from our online gaming initiatives.

Operating Income (Loss)

Operating income (loss) increased $352.6 million for the three months ended June 30, 2021, compared to the prior year comparable period, primarily due to the impact of the Property Closures on our financial results. Operating income (loss) increased $684.2 million for the six months ended June 30, 2021, compared to the prior year comparable periods, primarily due to the impact of the Property Closures on our financial results, including a $171.1 million intangible asset impairment charge in first quarter 2020. After the property re-openings, the Company implemented a strategic shift in its operating model to focus on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, allowing us to flow a higher percentage of our revenues to the bottom line.

Net Income (Loss)

Net income (loss) increased $222.3 million for the three months ended June 30, 2021, compared to the prior year comparable period. The increase is attributable to the operating income increase of $352.6 million, as discussed above. This increase is offset by a $65.1 million increase in loss on early extinguishments and modifications of debt due to the retirements of the $750 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Notes") and the $700 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Notes") in June 2021 and an increase in the income tax provision of $69.2 million due to the Company's improved operational performance.

Net income (loss) increased $472.0 million for the six months ended June 30, 2021, compared to the prior year comparable period. The increase is attributable to the operating income increase of $684.2 million, as discussed above. This increase is offset by a $64.9 million increase in loss on early extinguishments and modifications of debt due to the retirements of the 6.375% Notes and the 6.000% Notes in June 2021 and an increase in the income tax provision of $142.9 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 81% and 88% of revenues for the three months ended June 30, 2021 and 2020, respectively, and 82% and 78% for the six months ended June 30, 2021 and 2020, respectively. Food & beverage revenues represent our next most significant revenue source, generating approximately 6% and 5% of revenues for the three months ended June 30, 2021 and 2020, respectively, and 6% and 11% for the six months ended June 30, 2021 and 2020, respectively. Room revenues and other revenues separately contributed less than 10% of revenues during these periods. The shift in percentage contributions of revenues from the non-gaming departments to gaming in these periods versus our historical averages reflects the impact of operating restrictions as properties re-opened following the Property Closures, which limited our offerings of non-gaming amenities, compounded by the strategic shift in our operating model as properties re-opened, which focused on maximizing gaming revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
REVENUES
Gaming	$727.5	$185.1	$1,345.4	$694.9
Food & beverage	57.4	10.7	101.5	100.5
Room	39.1	6.9	65.1	53.6
Other	69.6	7.2	134.9	41.4
Total revenues	$893.6	$209.9	$1,646.9	$890.4

COSTS AND EXPENSES
Gaming	$259.4	$76.8	$491.5	$315.5
Food & beverage	46.8	16.7	85.7	106.6
Room	14.2	5.1	26.3	28.1
Other	44.5	2.2	86.4	23.6
Total costs and expenses	$364.9	$100.8	$689.9	$473.8

MARGINS
Gaming	64.3%	58.5%	63.5%	54.6%
Food & beverage	18.5%	-56.1%	15.6%	-6.1%
Room	63.7%	26.1%	59.6%	47.6%
Other	36.1%	69.4%	36.0%	43.0%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $542.4 million and $650.5 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding period of the prior year, was due primarily to the impact of the Property Closures on the prior year period. Gaming margins were enhanced by effectively yielding the casino floor while maintaining a focus on costs under our revised operating model.

Food & Beverage

Food & beverage revenues increased   $46.8 million during the three months ended  June 30, 2021, compared to the prior year comparable period , primarily due to the impact of the Property Closures. In the prior year, food & beverage venues were open for only a month on average during the quarter and after re-opening, had restrictions on capacity. Overall food & beverage margins increased from the prior year comparable period, as we effectively maximized the contributions realized from these outlets as reflected by an increase in average check of 15.6% while cost per cover decreased 47.3% due to our focus on costs under our revised operating model.

Food & beverage revenues remained flat during the six months ended June 30, 2021, compared to the prior year period. Due to the Property Closures i n the prior year, food & beverage venues were open for three and a half months on average during the six months ended June 30, 2020.  For those food & beverage venues that re-opened, there are still capacity restrictions that have impacted the financial performance for the  six months ended June 30, 2021 as covers declined by 15.2%. Overall food & beverage margins increased from the prior year comparable period, as we effectively maximized the contributions realized from these outlets as reflected by an increase in average check of 12.5% while cost per cover decreased 13.8%.

Room

Room revenues increased$32.2 million during the three months ended June 30, 2021, as compared to the prior year comparable period, primarily due to the lifting of operating restrictions and increased visitation from the prior year comparable period. Overall room margins increased to 63.7% from 26.1% in the prior year comparable period, due primarily to a decrease in cost per room of 44.4% reflecting the impact of the new operating model, along with an increase in average daily rate of 8.1%.

Room revenues increased $11.4 million during the six months ended June 30, 2021, as compared to the corresponding period of the prior year, due primarily to the lifting of operating restrictions and increased visitation from the prior year comparable period. Overall room margins increased to 59.6% from 47.6% in the prior year comparable period, due primarily to a decrease in cost per room of 18.7% reflecting the impact of the new operating model, along with an increase in average daily rate of 5.9%.

Other

Other revenues relate to our online gaming initiatives and patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased$62.5 million and $93.6 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding period of the prior year, due primarily to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners. These increases were partially offset by the limited entertainment offerings after property re-openings. Corresponding period-over-period increases in other expenses reflect primarily the gaming taxes paid on behalf of our online partners.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each of our property's profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent expense related to master leases ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets and other operating items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our Illinois distributed gaming operator and our online gaming initiatives are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Total revenues
Las Vegas Locals	$236.1	$48.7	$418.5	$229.5
Downtown Las Vegas	38.8	4.7	60.2	58.8
Midwest & South	618.7	156.5	1,168.2	602.1
Total revenues	$893.6	$209.9	$1,646.9	$890.4

Adjusted EBITDAR (1)
Las Vegas Locals	$133.6	$2.9	$224.2	$49.6
Downtown Las Vegas	15.4	(7.2)	17.9	2.7
Midwest & South	260.0	32.6	478.1	138.5
Corporate expense	(23.6)	(12.2)	(42.2)	(30.3)
Adjusted EBITDAR	$385.4	$16.1	$678.0	$160.5

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $187.4 million during the three months ended June 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories, primarily due to the Property Closures in second quarter 2020.

Total revenues increased by $189.1 million during the six months ended June 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in gaming, room and other revenue departmental categories. Gaming revenue was the driving factor, increasing by $179.6 million, followed by an increase in other revenue of $6.7 million and room revenue of $4.8 million from the prior year comparable period. The increase in these departmental categories is primarily due to the Property Closures in second quarter 2020.

Adjusted EBITDAR increased by $130.7 million and $174.6 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding period of the prior year, due primarily to a strategic shift in the Company’s operating model when operations resumed following the Property Closures.

Downtown Las Vegas

Total revenues increased by $34.1 million during the three months ended June 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories, primarily due to the Property Closures in second quarter 2020.

Total revenues increased by $1.4 million during the six months ended June 30, 2021, as compared to the corresponding period of the prior year. Gaming revenues increased by $9.1 million offset by declines in other revenue of $4.1 million, food & beverage revenue of $2.3 million and room revenue of $1.2 million, as compared to prior year comparable period, given that our Downtown properties cater to the Hawaiian market, which has been negatively impacted by restrictions on travel to and from Hawaii since re-opening.

Adjusted EBITDAR increased by $22.6 million and $15.1 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods of the prior year, due primarily to a strategic shift in the Company's operating model when operations resumed following the Property Closures.

Midwest & South

Total revenues increased by $462.2 million during the three months ended June 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories, primarily due to the Property Closures in second quarter 2020.

Total revenues increased by $566.0 million during the six months ended June 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenue was the driving factor, increasing by $461.9 million, followed by an increase in other revenue of $91.0 million, room revenue of $7.8 million and food & beverage revenue of $5.3 million, from the prior year comparable period. The increase in these departmental categories is primarily due to the Property Closures in second quarter 2020. In addition, increases in other revenue are attributable to our online gaming initiatives.

Adjusted EBITDAR increased by $227.3 million and $339.7 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods of the prior year, due primarily to a strategic shift in the Company’s operating model when operations resumed following the Property Closures and contributions from our online gaming initiatives.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Selling, general and administrative	$90.5	$60.3	$180.5	$173.7
Master lease rent expense	26.2	25.4	52.1	50.1
Maintenance and utilities	31.2	21.7	59.4	54.8
Depreciation and amortization	67.3	69.2	131.7	136.2
Corporate expense	34.7	14.0	58.0	38.9
Project development, preopening and writedowns	1.5	3.8	2.9	7.3
Impairment of assets	—	—	—	171.1
Other operating items, net	11.1	1.1	12.3	8.6

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 10.1% and 28.7% during the three months ended June 30, 2021 and 2020, respectively, and 11.0% and 19.5% during the six months ended June 30, 2021 and 2020, respectively. In the prior year, selling, general and administrative expenses, as a percentage of revenues were higher due to the significant reduction in revenue as a result of the Property Closures along with the continued fixed costs incurred during the closure period. In addition, as operations resumed after the Property Closures, the Company changed its operating model and has continued to focus on disciplined and targeted marketing spend.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 2.9% and 12.1% during the three months ended June 30, 2021 and 2020, respectively, and 3.2% and 5.6% during the six months ended June 30, 2021 and 2020, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were 3.5% and 10.3% during the three months ended June 30, 2021 and 2020, respectively, and 3.6% and 6.2% during the six months ended June 30, 2021 and 2020, respectively. In the prior year, maintenance and utilities expenses, as a percentage of revenues, were higher due to the significant reduction in revenue as a result of the Property Closures.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 7.5% and 33.0% during the three months ended June 30, 2021 and 2020, respectively, and 8.0% and 15.3% during the six months ended June 30, 2021 and 2020, respectively. The decline from prior year comparable period is primarily driven by a $3.4 million decrease in intangible asset amortization as our customer relationships are amortized using an accelerated method. The dollar amount of depreciation expense remained consistent period over period therefore the remaining percentage decrease is attributable to revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our property operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.9% and 6.7% of revenues during the three months ended June 30, 2021 and 2020, respectively, and 3.5% and 4.4% during the six months ended June 30, 2021 and 2020, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuate.

Impairment of Assets

We had no impairments of assets for the six months ended June 30, 2021. Impairment of assets for the six months ended June 30, 2020, include non-cash impairment charges of $8.0 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $8.9 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct costs associated with the Property Closures, including severance payments to separated employees, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the six months ended June 30, 2021, $10.7 million of other operating items, net, related to non-recurring employee bonus payments. During the six months ended June 30, 2020, $6.7 million of other operating items, net, related to incremental, non-recurring costs associated with the Property Closures.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Interest Expense, net	$54.7	$58.6	$112.1	$110.0
Average Long-Term Debt Balance (1)	3,791.5	4,671.9	3,866.8	4,277.6
Weighted Average Interest Rates	5.3%	4.6%	5.3%	4.8%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2021, decreased $4.0 million, or 6.8%, from the prior year comparable period. The decline is attributable to a decrease in the average long-term debt balance of $880.3 million offset by an increase in the weighted average interest rate percentage point of 0.7 for the three months ended June 30, 2021. The decline in the average long-term debt balance is primarily attributable to the following: (i) full repayment of the outstanding balance on the Revolving Credit Facility in third quarter 2020; (ii) retirements of the 6.375% Notes and the 6.000% Notes in June 2021; offset by (iii) the issuance of the $900 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Notes due 2031") in June 2021.

Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2021, increased $2.0 million, or 1.8%, as compared to the prior year comparable period. The increase is attributable to an increase in the weighted average interest rate percentage point of 0.5 offset by a decrease in the average long-term debt balance of $410.9 million for the six months ended June 30, 2021. The decline in the average long-term debt balance is primarily attributable to the following: (i) full repayment of the outstanding balance on the Revolving Credit Facility in third quarter 2020; (ii) retirements of the 6.375% Notes and the 6.000% Notes in June 2021; (iii) repayment of $98.7 million on the Term A Loan, (iv) the extinguishment of $57.7 million of other debt; offset by (v) the issuance of the 4.750% Notes due 2031 in June 2021.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
6.375% Senior Notes premium and consent fees	$23.9	$—	$23.9	$—
6.375% Senior Notes deferred finance charges	6.4	—	6.4	—
6.000% Senior Notes premium and consent fees	28.0	—	28.0	—
6.000% Senior Notes deferred finance charges	7.2	—	7.2	—
Boyd Gaming Credit Facility deferred financing charges	—	0.4	—	0.6
Total loss on early extinguishments and modifications of debt	$65.5	$0.4	$65.5	$0.6

Income Taxes

The effective tax rates during the six months ended June 30, 2021 and 2020 were 23.0% and 23.4%, respectively. Our tax rates for the six months ended June 30, 2021 and 2020 were unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

As a result of and response to the COVID-19 pandemic, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and it was signed into law on March 27, 2020. Included in the CARES Act are provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, interest expense deductions, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Our financial results for the six months ended June 30, 2021 and 2020, include the estimated payroll tax credits we will receive under the CARES Act, partially offsetting the expenses incurred during this period for compensation and benefits provided to qualifying employees.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

At June 30, 2021 and December 31, 2020, we had balances of cash and cash equivalents of $334.5 million and $519.2 million, respectively. In addition, we held restricted cash balances of $21.3 million and $15.8 million at June 30, 2021 and December 31, 2020, respectively.

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

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2021	2020
Net cash provided by (used in) operating activities	$499.3	$(52.8)

Cash flows from investing activities
Capital expenditures	(96.3)	(75.9)
Insurance proceeds received for hurricane losses	40.2	—
Other investing activities	6.7	—
Net cash used in investing activities	(49.4)	(75.9)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	(11.5)	620.3
Proceeds from issuance of senior notes	900.0	600.0
Debt issuance costs	(14.6)	(12.9)
Retirements of senior notes	(1,450.0)	—
Premium and consent fees	(51.9)	—
Dividends paid	—	(7.8)
Shares repurchased and retired	—	(11.1)
Other financing activities	(1.1)	(4.8)
Net cash provided by (used in) financing activities	(629.1)	1,183.7
Increase (decrease) in cash, cash equivalents and restricted cash	$(179.2)	$1,055.0

Cash Flows from Operating Activities

During the six months ended June 30, 2021 and 2020, we generated operating cash flow of $499.3 million and utilized operating cash flow of $52.8 million, respectively. Generally, operating cash flows increased during 2021 as compared to the prior year period due to the negative impact of the Property Closures on prior year cash flows, increased cash flows in the current year due to the strategic shift of the Company's operating model and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2021, we incurred net cash outflows for investing activities of $49.4 million comprised of capital expenditure spending of $96.3 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $40.2 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Wilton Rancheria project. During the six months ended June 30, 2020, we incurred net cash outflows for investing activities of $75.9 million, related to the purchase of real estate and information technology purchases for new software.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities in the six months ended June 30, 2021, primarily reflect the retirements of the 6.375% Notes and the 6.000% Notes, payment of associated premium and consent fees related to the retirements, the quarterly payments on our Term Loans and debt issuance costs. The inflows for 2021 reflect the issuance of the 4.750% Notes due 2031. The net cash inflows from financing activities in the six months ended June 30, 2020, reflect primarily the additional borrowings under our Revolving Credit Facility and senior note issuance to preserve liquidity during the closure period. The outflows in 2020 reflect the use of cash flow to pay debt financing costs, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2021	December 31, 2020	Increase / (Decrease)
Bank credit facility	$884.6	$896.2	$(11.6)
6.375% senior notes due 2026	—	750.0	(750.0)
6.000% senior notes due 2026	—	700.0	(700.0)
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	600.0	600.0	—
4.750% senior notes due 2031	900.0	—	900.0
Other	2.3	3.6	(1.3)
Total long-term debt	3,386.9	3,949.8	(562.9)
Less current maturities	39.3	30.7	8.6
Long-term debt, net of current maturities	$3,347.6	$3,919.1	$(571.5)

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	June 30,	December 31,
(In millions)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	128.6	133.8
Refinancing Term B Loans	756.0	762.4
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$884.6	$896.2

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $11.9 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.8 million as of June 30, 2021.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.5% at June 30, 2021 and December 31, 2020.

Debt Service Requirements

Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 4.750% to 8.625%) and principal repayments of our 8.625% Notes due in June 2025, our 4.750% Notes due in December 2027 and our 4.750% Notes due in June 2031.

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

As of June 30, 2021, we believe that we were in compliance with the covenants contained in our debt instruments.

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

Guarantor Financial Information

In connection with the issuance of our 6.375% Notes, our 6.000% Notes, our 4.750% senior notes due December 2027 ("4.750% Notes due 2027"), our 8.625% senior notes due June 2025 ("8.625% Notes") and our 4.750% Notes due 2031 (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. With the exception of one subsidiary, the guarantors of the 6.375% Notes are the same as for our 6.000% Notes, both 4.750% Notes and 8.625% Notes (collectively, the "Other Notes"). On June 9, 2021, the 6.375% Notes and 6.000% Notes were redeemed.

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	June 30,	December 31,
(In millions)	2021	2020
Current assets	$449.9	$637.2
Noncurrent assets	9,826.3	9,508.2
Current liabilities	488.4	494.3
Noncurrent liabilities	4,393.7	4,908.1

Summarized combined results of operations for the parent company and the Guarantors are as follows:

Six Months Ended
(In millions)	June 30, 2021
Revenues	$1,661.8
Operating income	871.4
Income before income taxes	691.7
Net income	627.0

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. Purchases under our stock repurchase program can be discontinued at any time at our sole discretion. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million. During the six months ended June 30, 2020, we repurchased 0.7 million shares of our common stock. There were no share repurchases during the six months ended June 30, 2021. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under the share repurchase program. We are not obligated to purchase any shares under our stock repurchase program. We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

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

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash being generated by our open properties and availability under our Revolving Credit Facility, to the extent borrowing capacity exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties ranges from between $190 million and $210 million. We fund our capital expenditures through cash on hand, our bank credit facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital.

We also continue to work with the Wilton Rancheria, to develop and manage Sky River Casino, a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. Wilton Rancheria has secured third-party financing to fund construction, which began in first quarter 2021. Sky River Casino is expected to open in the fourth quarter 2022.

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

As of June 30, 2021, our long-term variable-rate borrowings represented approximately 26.1% of total long-term debt. Based on June 30, 2021 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $8.8 million.

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

PART II. Other Information

Item 1.        Legal Proceedings

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
4.1	Indenture governing the Company's 4.750% Senior Notes due 2031, dated June 8, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

4.2	Form of 4.750% Senior Note due 2031 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

10.1	Amendment No. 5 dated as of May 25, 2021, among the Company, the Guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association as swing line lender, and certain other financial institutions party thereto as lenders.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 26, 2021.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2021 and 2020, iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2021.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer