Form 10-Q
period 2021-09-30
BOYD GAMING CORP
filed 2021-10-28
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2021 was 112,345,594.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$570,926	$519,182
Restricted cash	17,392	15,817
Accounts receivable, net	55,673	53,456
Inventories	19,550	22,616
Prepaid expenses and other current assets	53,731	39,198
Income taxes receivable	—	8
Total current assets	717,272	650,277
Property and equipment, net	2,420,794	2,525,887
Operating lease right-of-use assets	919,258	928,814
Other assets, net	97,585	100,510
Intangible assets, net	1,373,921	1,382,173
Goodwill, net	971,287	971,287
Total assets	$6,500,117	$6,558,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$83,629	$96,863
Current maturities of long-term debt	41,853	30,740
Accrued liabilities	442,634	396,419
Income tax payable	77	—
Total current liabilities	568,193	524,022
Long-term debt, net of current maturities and debt issuance costs	3,292,858	3,866,743
Operating lease liabilities, net of current portion	836,025	848,825
Deferred income taxes	230,721	131,052
Other liabilities	64,382	64,363
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,345,594 and 111,830,857 shares outstanding	1,123	1,118
Additional paid-in capital	906,478	876,433
Retained earnings	600,306	246,242
Accumulated other comprehensive income	31	150
Total stockholders' equity	1,507,938	1,123,943
Total liabilities and stockholders' equity	$6,500,117	$6,558,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues
Gaming	$674,227	$565,965	$2,019,615	$1,260,841
Food & beverage	61,101	38,778	162,641	139,323
Room	44,317	26,925	109,384	80,570
Other	63,415	20,570	198,329	61,888
Total revenues	843,060	652,238	2,489,969	1,542,622
Operating costs and expenses
Gaming	249,685	214,984	741,176	530,445
Food & beverage	50,659	38,691	136,391	145,275
Room	15,074	12,931	41,413	41,013
Other	41,644	5,809	128,038	29,425
Selling, general and administrative	91,159	86,983	271,639	260,681
Master lease rent expense	26,306	25,914	78,396	75,992
Maintenance and utilities	35,868	33,751	95,256	88,551
Depreciation and amortization	67,586	69,320	199,332	205,498
Corporate expense	28,264	19,605	86,295	58,526
Project development, preopening and writedowns	10,646	2,249	13,515	9,582
Impairment of assets	—	—	—	171,100
Other operating items, net	3,023	14,928	15,295	23,570
Total operating costs and expenses	619,914	525,165	1,806,746	1,639,658
Operating income (loss)	223,146	127,073	683,223	(97,036)
Other expense (income)
Interest income	(442)	(468)	(1,406)	(1,476)
Interest expense, net of amounts capitalized	45,171	62,387	158,192	173,440
Loss on early extinguishments and modifications of debt	42	413	65,517	1,000
Other, net	119	(4,977)	2,288	(5,206)
Total other expense, net	44,890	57,355	224,591	167,758
Income (loss) before income taxes	178,256	69,718	458,632	(264,794)
Income tax benefit (provision)	(40,082)	(31,602)	(104,568)	46,807
Net income (loss)	$138,174	$38,116	$354,064	$(217,987)

Basic net income (loss) per common share	$1.21	$0.34	$3.11	$(1.92)
Weighted average basic shares outstanding	114,095	113,520	113,835	113,495

Diluted net income (loss) per common share	$1.21	$0.33	$3.10	$(1.92)
Weighted average diluted shares outstanding	114,284	113,862	114,099	113,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$138,174	$38,116	$354,064	$(217,987)
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	245	239	(119)	921
Comprehensive income (loss)	$138,419	$38,355	$353,945	$(217,066)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	102,161	—	102,161
Comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Stock options exercised	158,568	2	1,743	—	—	1,745
Release of restricted stock units, net of tax	29,808	—	(609)	—	—	(609)
Release of performance stock units, net of tax	61,654	1	(1,901)	—	—	(1,900)
Share-based compensation costs	—	—	5,701	—	—	5,701
Balances, March 31, 2021	112,080,887	1,121	881,367	348,403	(171)	1,230,720
Net income	—	—	—	113,729	—	113,729
Comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Stock options exercised	100,068	—	1,037	—	—	1,037
Release of restricted stock units, net of tax	43,036	1	—	—	—	1
Share-based compensation costs	—	—	12,823	—	—	12,823
Balances, June 30, 2021	112,223,991	1,122	895,227	462,132	(214)	1,358,267
Net income	—	—	—	138,174	—	138,174
Comprehensive income, net of tax	—	—	—	—	245	245
Stock options exercised	112,380	1	1,625	—	—	1,626
Release of restricted stock units, net of tax	8,894	—	(150)	—	—	(150)
Release of performance stock units, net of tax	329	—	(7)	—	—	(7)
Share-based compensation costs	—	—	9,783	—	—	9,783
Balances, September 30, 2021	112,345,594	$1,123	$906,478	$600,306	$31	$1,507,938

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(147,559)	—	(147,559)
Comprehensive income, net of tax	—	—	—	—	1,127	1,127
Stock options exercised	3,000	—	25	—	—	25
Release of restricted stock units, net of tax	76,502	1	(767)	—	—	(766)
Release of performance stock units, net of tax	241,118	2	(3,372)	—	—	(3,370)
Shares repurchased and retired	(682,596)	(6)	(11,114)	—	—	(11,120)
Share-based compensation costs	—	—	8,191	—	—	8,191
Balances, March 31, 2020	111,180,132	1,112	876,678	233,383	597	1,111,770
Net loss	—	—	—	(108,544)	—	(108,544)
Comprehensive loss, net of tax	—	—	—	—	(445)	(445)
Stock options exercised	1,000	—	8	—	—	8
Release of restricted stock units, net of tax	183,741	2	(6)	—	—	(4)
Release of performance stock units, net of tax	20,082	1	—	—	—	1
Shares repurchased and retired	—	(1)	—	—	—	(1)
Share-based compensation costs	—	—	2,693	—	—	2,693
Balances, June 30, 2020	111,384,955	1,114	879,373	124,839	152	1,005,478
Net income	—	—	—	38,116	—	38,116
Comprehensive income, net of tax	—	—	—	—	239	239
Stock options exercised	139,065	1	1,159	—	—	1,160
Release of restricted stock units, net of tax	15,583	—	(224)	—	—	(224)
Release of performance stock units, net of tax	—	—	—	—	—	—
Shares repurchased and retired	—	—	—	—	—	—
Share-based compensation costs	—	—	(858)	—	—	(858)
Balances, September 30, 2020	111,539,603	$1,115	$879,450	$162,955	$391	$1,043,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$354,064	$(217,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,332	205,498
Amortization of debt financing costs and discounts on debt	8,627	9,066
Non-cash operating lease expense	46,702	43,806
Share-based compensation expense	28,307	10,026
Deferred income taxes	99,669	(40,794)
Non-cash impairment of assets	—	171,100
Loss on early extinguishments and modifications of debt	65,517	1,000
Other operating activities	9,765	(27)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,217)	11,086
Inventories	3,066	(668)
Prepaid expenses and other current assets	(14,313)	(7,560)
Income taxes payable, net	85	5,260
Other assets, net	(4,861)	(1,788)
Accounts payable and accrued liabilities	27,913	(29,316)
Operating lease liabilities	(46,702)	(43,806)
Other long-term tax liabilities	—	(3,840)
Other liabilities	2,762	12,957
Net cash provided by operating activities	777,716	124,013
Cash Flows from Investing Activities
Capital expenditures	(139,176)	(105,077)
Insurance proceeds received for hurricane losses	44,480	—
Cash paid for acquisitions, net of cash received	—	(11,201)
Other investing activities	5,472	—
Net cash used in investing activities	(89,224)	(116,278)
Cash Flows from Financing Activities
Borrowings under bank credit facility	—	965,100
Payments under bank credit facility	(18,175)	(1,281,421)
Proceeds from issuance of senior notes	900,000	600,000
Debt financing costs, net	(14,596)	(17,142)
Retirements of senior notes	(1,450,000)	—
Premium and consent fees	(51,863)	—
Share-based compensation activities, net	1,743	(3,170)
Shares repurchased and retired	—	(11,121)
Dividends paid	—	(7,808)
Other financing activities	(2,282)	(1,551)
Net cash provided by (used in) financing activities	(635,173)	242,887
Change in cash, cash equivalents and restricted cash	53,319	250,622
Cash, cash equivalents and restricted cash, beginning of period	534,999	270,448
Cash, cash equivalents and restricted cash, end of period	$588,318	$521,070
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$150,675	$131,568
Cash paid for (received from) income taxes	4,774	(6,846)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$4,070	$3,774
Mortgage settlement in exchange for real estate	—	57,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company", "Boyd", "Boyd Gaming", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

We are a geographically diversified operator of 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania.

Impact of the COVID 19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of September 30, 2021, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed to the public due to the current levels of the demand in the market. No date has been set for re-opening this property. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures in 2020 of our properties had a material impact on our business, and the COVID-19 pandemic, its associated impacts on customer behavior and the requirements of health and safety protocols may further impact our business. The severity and duration of such potential business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, changes in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

We currently anticipate funding our operations over the next 12 months with the cash being generated by our operations, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of first quarter, second quarter and third quarter and no impairment charges were required. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2021	2020	2020	2019
Cash and cash equivalents	$570,926	$519,182	$506,046	$249,977
Restricted cash	17,392	15,817	15,024	20,471
Total cash, cash equivalents and restricted cash	$588,318	$534,999	$521,070	$270,448

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

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

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our player loyalty programs such as cash and the estimated retail value of goods and services (such as complimentary hotel rooms and food & beverage). We reward customers, through the use of player loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food & beverage, and to a lesser extent for other goods or services, depending upon the property.

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Food & beverage	$26,380	$20,055	$75,284	$69,470
Rooms	15,721	12,007	43,970	34,162
Other	1,904	1,211	4,469	4,265

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes totaled approximately $162.2 million and $114.8 million for the three months ended September 30, 2021 and 2020, respectively, and $498.6 million and $259.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Collaborative Arrangements

We have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting and iGaming operator, to pursue sports betting and online gaming opportunities across the country. Subject to state law and regulatory approvals, we have established a presence in the online gaming and sports wagering industry by leveraging FanDuel's technology and related services to operate Boyd Gaming-branded mobile and online sports-betting and gaming services. In turn, FanDuel has established and operates mobile and online sports-betting and gaming services under the FanDuel brand in some of the states where we are licensed, including Indiana, Iowa, Mississippi and Pennsylvania. We have also entered into agreements with other companies for the operation of online gaming offerings under a market-access agreement with MGM Resorts International. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

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

Recently Issued Accounting Pronouncements

ASU 2021-05, Leases, Topic 842 ("Update 2021-05")

In July 2021, the FASB issued Update 2021-05 to clarify guidance for lessors with lease contracts that have variable lease payments that do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of Update 2021-05 however does not expect a material impact to its condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Land	$345,103	$346,485
Buildings and improvements	3,136,003	3,074,896
Furniture and equipment	1,645,466	1,609,637
Riverboats and barges	241,183	241,043
Construction in progress	4,994	43,883
Total property and equipment	5,372,749	5,315,944
Less accumulated depreciation	(2,951,955)	(2,790,057)
Property and equipment, net	$2,420,794	$2,525,887

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Depreciation expense	$64,429	$64,478	$189,861	$190,975

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.7	$68,100	$(61,614)	$—	$6,486
Host agreements	11.7	58,000	(12,889)	—	45,111
Development agreement	—	21,373	—	—	21,373
		147,473	(74,503)	—	72,970

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,377,885	(33,960)	(222,174)	1,121,751
		1,581,885	(33,960)	(246,974)	1,300,951
Balances, September 30, 2021		$1,729,358	$(108,463)	$(246,974)	$1,373,921

	December 31, 2020
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	2.5	$68,100	$(55,062)	$—	$13,038
Host agreements	12.4	58,000	(9,989)	—	48,011
Development agreement	—	21,373	—	—	21,373
		147,473	(65,051)	—	82,422

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(24,800)	179,200
Gaming license rights	Indefinite	1,376,685	(33,960)	(222,174)	1,120,551
		1,580,685	(33,960)	(246,974)	1,299,751
Balances, December 31, 2020		$1,728,158	$(99,011)	$(246,974)	$1,382,173

Goodwill, net consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, September 30, 2021	$1,267,362	$(6,134)	$(289,941)	$971,287

The following table sets forth the changes in our goodwill, net, during the nine months ended September 30, 2021.

(In thousands)	Goodwill, Net
Balance, January 1, 2021	$971,287
Additions	—
Impairments	—
Balance, September 30, 2021	$971,287

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Payroll and related expenses	$85,648	$73,802
Interest	35,051	36,055
Gaming liabilities	81,955	72,655
Player loyalty program liabilities	25,019	27,935
Advance deposits	17,716	16,037
Outstanding chip liabilities	6,817	6,021
Operating lease liabilities	94,133	90,478
Other accrued liabilities	96,295	73,436
Total accrued liabilities	$442,634	$396,419

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2021
	Interest			Unamortized
	Rates at			Origination
	September 30,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.312%	$878,011	$(337)	$(9,380)	$868,294
4.750% senior notes due 2027	4.750%	1,000,000	—	(12,175)	987,825
8.625% senior notes due 2025	8.625%	600,000	—	(8,727)	591,273
4.750% senior notes due 2031	4.750%	900,000	—	(14,079)	885,921
Other	6.210%	1,398	—	—	1,398
Total long-term debt		3,379,409	(337)	(44,361)	3,334,711
Less current maturities		41,853	—	—	41,853
Long-term debt, net		$3,337,556	$(337)	$(44,361)	$3,292,858

	December 31, 2020
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2020	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.486%	$896,185	$(472)	$(12,924)	$882,789
6.375% senior notes due 2026	6.375%	750,000	—	(6,947)	743,053
6.000% senior notes due 2026	6.000%	700,000	—	(7,849)	692,151
4.750% senior notes due 2027	4.750%	1,000,000	—	(13,636)	986,364
8.625% senior notes due 2025	8.625%	600,000	—	(10,512)	589,488
Other	6.137%	3,638	—	—	3,638
Total long-term debt		3,949,823	(472)	(51,868)	3,897,483
Less current maturities		30,740	—	—	30,740
Long-term debt, net		$3,919,083	$(472)	$(51,868)	$3,866,743

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

The outstanding principal amounts under our bank credit facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	125,106	133,796
Refinancing Term B Loans	752,905	762,389
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$878,011	$896,185

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $11.9 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.8 million as of September 30, 2021.

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

Covenant Compliance

As of  September 30, 2021, we believe that we were in compliance with the covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
As of September 30, 2021, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Programs
On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million, which as of September 30, 2021, had  $61.4 million remaining under the plan. On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID- 19 pandemic. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300.0 million. Under the stock repurchase programs, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

During the nine months ended September 30, 2020, the Company repurchased 0.7 million shares, at a total cost, including brokerage fees, of $11.1 million, for an average repurchase price per share of $16.29. There were no share repurchases for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Gaming	$230	$92	$656	$445
Food & beverage	43	18	125	85
Room	21	8	60	40
Selling, general and administrative	1,169	466	3,337	2,262
Corporate expense	8,320	(1,442)	24,129	7,194
Total share-based compensation expense	$9,783	$(858)	$28,307	$10,026

The share-based compensation credit for the three months ended September 30, 2020, is due to a decline in the estimated achievement levels for Performance Share Units ("PSU") as a result of the COVID-19 pandemic on Company performance.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

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

Unamortized Stock Compensation Expense and Recognition Period

As of September 30, 2021, there was approximately $8.7 million, $5.4 million and $1.5 million of total unrecognized share-based compensation costs related to unvested restricted stock units (“RSUs”), PSUs and career shares, respectively. As of September 30, 2021, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.9 years, 1.7 years and 3.8 years, respectively.

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$570,926	$570,926	$—	$—
Restricted cash	17,392	17,392	—	—
Investment available for sale	16,063	—	—	16,063

Liabilities
Contingent payments	$280	$—	$—	$280

	December 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$519,182	$519,182	$—	$—
Restricted cash	15,817	15,817	—	—
Investment available for sale	16,692	—	—	16,692

Liabilities
Contingent payments	$924	$—	$—	$924

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  September 30, 2021 and December 31, 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

Investment Available for Sale

We have an investment in a single municipal bond issuance of $18.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037 that is classified as available for sale. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  September 30, 2021 and  December 31, 2020 is a discount rate of 10.2% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  September 30, 2021 and December 31, 2020, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2021 and December 31, 2020, $15.4 million and $16.1 million, respectively, is included in other assets on the condensed consolidated balance sheets. The discount associated with this investment of $2.4 million as of  September 30, 2021 and $2.5 million as of December 31, 2020, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years ending on December 20, 2021. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at September 30, 2021 and December 31, 2020, is a discount rate of 4.4% and 6.1%, respectively. At September 30, 2021 and December 31, 2020, there was a current liability of $0.3 million and $0.9 million, respectively, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2021		September 30, 2020
	Asset	Liability	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,696	$(489)	$16,867	$(1,275)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	39	(4)	38	(18)
Included in other comprehensive income (loss)	328	—	322	—
Included in other items, net	—	18	—	(59)
Purchases, sales, issuances and settlements:
Settlements	—	195	—	206
Balance at end of reporting period	$16,063	$(280)	$17,227	$(1,146)

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Asset	Liability	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,692	$(924)	$16,151	$(1,712)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	121	(26)	116	(66)
Included in other comprehensive income (loss)	(160)	—	1,510	—
Included in other items, net	—	21	—	162
Purchases, sales, issuances and settlements:
Settlements	(590)	649	(550)	470
Balance at end of reporting period	$16,063	$(280)	$17,227	$(1,146)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and other financial instruments:

	September 30, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$24,730	$21,005	$26,551	Level 3

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$26,246	$22,062	$26,542	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$878,011	$868,294	$876,757	Level 2
4.750% senior notes due 2027	1,000,000	987,825	1,030,000	Level 1
8.625% senior notes due 2025	600,000	591,273	648,750	Level 1
4.750% senior notes due 2031	900,000	885,921	925,875	Level 1
Other	1,398	1,398	1,398	Level 3
Total debt	$3,379,409	$3,334,711	$3,482,780

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$896,185	$882,789	$888,511	Level 2
6.375% senior notes due 2026	750,000	743,053	778,125	Level 1
6.000% senior notes due 2026	700,000	692,151	728,000	Level 1
4.750% senior notes due 2027	1,000,000	986,364	1,038,750	Level 1
8.625% senior notes due 2025	600,000	589,488	667,500	Level 1
Other	3,638	3,638	3,638	Level 3
Total debt	$3,949,823	$3,897,483	$4,104,524

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  September 30, 2021 and December 31, 2020. The estimated fair values of our Senior Notes are based on quoted market prices as of  September 30, 2021 and December 31, 2020. The other debt is fixed-rate debt consisting of the following: (i) finance leases with various maturity dates from 2021 to 2022; and (ii) a purchase obligation with quarterly payments maturing in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated its fair value to be equal to the carrying value.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2021 and 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

NOTE 9.    SEGMENT INFORMATION

We aggregate certain of our gaming entertainment properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table below lists the classification of each of our properties.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild Casino	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel and Casino	Las Vegas, Nevada
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada
Midwest & South
Par-A-Dice Hotel Casino	East Peoria, Illinois
Belterra Casino Resort	Florence, Indiana
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana
Diamond Jo Dubuque	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana
Sam's Town Hotel and Casino	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi
Ameristar Casino Hotel Kansas City	Kansas City, Missouri
Ameristar Casino Resort Spa St. Charles	St. Charles, Missouri
Belterra Park	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

(1) Eastside Cannery is currently closed due to local market conditions.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended September 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$179,441	$20,412	$20,176	$11,235	$231,264
Downtown Las Vegas	28,132	7,343	4,000	2,662	42,137
Midwest & South	466,654	33,346	20,141	49,518	569,659
Total Revenues	$674,227	$61,101	$44,317	$63,415	$843,060

	Three Months Ended September 30, 2020
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$141,143	$12,501	$10,914	$6,518	$171,076
Downtown Las Vegas	12,678	2,992	1,350	519	17,539
Midwest & South	412,144	23,285	14,661	13,533	463,623
Total Revenues	$565,965	$38,778	$26,925	$20,570	$652,238

	Nine Months Ended September 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$516,174	$52,959	$49,344	$31,305	$649,782
Downtown Las Vegas	70,168	17,657	9,269	5,256	102,350
Midwest & South	1,433,273	92,025	50,771	161,768	1,737,837
Total Revenues	$2,019,615	$162,641	$109,384	$198,329	$2,489,969

	Nine Months Ended September 30, 2020
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$298,307	$47,039	$35,278	$19,907	$400,531
Downtown Las Vegas	45,663	15,599	7,825	7,229	76,316
Midwest & South	916,871	76,685	37,467	34,752	1,065,775
Total Revenues	$1,260,841	$139,323	$80,570	$61,888	$1,542,622

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2021 and  December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, total Adjusted EBITDAR to operating income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Adjusted EBITDAR
Las Vegas Locals	$125,360	$78,900	$349,572	$128,520
Downtown Las Vegas	13,222	(1,511)	31,083	1,225
Midwest & South	222,058	182,502	700,199	320,986
Corporate expense	(19,943)	(21,048)	(62,165)	(51,333)
Adjusted EBITDAR	340,697	238,843	1,018,689	399,398

Other operating costs and expenses
Deferred rent	207	217	621	666
Master lease rent expense	26,306	25,914	78,396	75,992
Depreciation and amortization	67,586	69,320	199,332	205,498
Share-based compensation expense	9,783	(858)	28,307	10,026
Project development, preopening and writedowns	10,646	2,249	13,515	9,582
Impairment of assets	—	—	—	171,100
Other operating items, net	3,023	14,928	15,295	23,570
Total other operating costs and expenses	117,551	111,770	335,466	496,434
Operating income (loss)	$223,146	$127,073	$683,223	$(97,036)

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2021	2020
Assets
Las Vegas Locals	$1,663,707	$1,690,511
Downtown Las Vegas	247,110	213,507
Midwest & South	3,908,874	3,984,063
Total Reportable Segment Assets	5,819,691	5,888,081
Corporate	680,426	670,867
Total Assets	$6,500,117	$6,558,948

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2021. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of September 30, 2021, and as reflected in the table below, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed to the public due to the current levels of the demand in the market. No date has been set for re-opening this property. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures in 2020 of our properties had a material impact on our business, and the COVID-19 pandemic, its associated impacts on customer behavior and the requirements of health and safety protocols may further impact our business. The severity and duration of such potential business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, changes in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

After the property re-openings in 2020, we implemented a strategic shift in our operating philosophy to increase our focus on building loyalty with core customers and adopted a more efficient approach to doing business. This new operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line.

We currently anticipate funding our operations over the next 12 months with the cash generated from our operations, supplemented, as necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility.

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

		Closure Date	Re-open Date
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
The Orleans Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada	3/18/2020	6/4/2020
Suncoast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Eastside Cannery Casino and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada	3/18/2020	6/4/2020
Cannery Casino Hotel	North Las Vegas, Nevada	3/18/2020	6/4/2020
Jokers Wild Casino	Henderson, Nevada	3/18/2020	6/4/2020
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Fremont Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Main Street Station Casino, Brewery and Hotel	Las Vegas, Nevada	3/18/2020	9/8/2021
Midwest & South
Par-A-Dice Hotel Casino	East Peoria, Illinois	3/16/2020	7/1/2020*
Belterra Casino Resort	Florence, Indiana	3/16/2020	6/15/2020
Blue Chip Casino, Hotel & Spa	Michigan City, Indiana	3/16/2020	6/15/2020
Diamond Jo Dubuque	Dubuque, Iowa	3/17/2020	6/1/2020
Diamond Jo Worth	Northwood, Iowa	3/17/2020	6/1/2020
Kansas Star Casino	Mulvane, Kansas	3/18/2020	5/23/2020
Amelia Belle Casino	Amelia, Louisiana	3/17/2020	5/27/2020
Delta Downs Racetrack Casino & Hotel	Vinton, Louisiana	3/17/2020	5/20/2020
Evangeline Downs Racetrack and Casino	Opelousas, Louisiana	3/17/2020	5/20/2020
Sam's Town Hotel and Casino	Shreveport, Louisiana	3/17/2020	5/27/2020
Treasure Chest Casino	Kenner, Louisiana	3/17/2020	5/20/2020
IP Casino Resort Spa	Biloxi, Mississippi	3/17/2020	5/21/2020
Sam's Town Hotel and Gambling Hall	Tunica, Mississippi	3/17/2020	5/21/2020
Ameristar Casino Hotel Kansas City	Kansas City, Missouri	3/17/2020	6/1/2020
Ameristar Casino Report Spa St. Charles	St. Charles, Missouri	3/17/2020	6/1/2020
Belterra Park	Cincinnati, Ohio	3/14/2020	6/19/2020
Valley Forge Casino Resort	King of Prussia, Pennsylvania	3/13/2020	6/26/2020**

*Par-A-Dice was temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021.

**Valley Forge was temporarily closed on December 12, 2020 and subsequently re-opened on January 4, 2021.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment.

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

Our industry is capital intensive, and we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, pay income taxes, and to repurchase our equity securities and pay dividends to return capital to our shareholders.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Total revenues	$843.1	$652.2	$2,490.0	$1,542.6
Operating income (loss)	223.1	127.1	683.2	(97.0)
Net income (loss)	138.2	38.1	354.1	(218.0)

Total Revenues

Total revenues increased $190.8 million and $947.3 million during the three and nine months ended September 30, 2021, respectively, as compared to the prior year comparable periods, due primarily to the impact of the COVID-19 property closures that began in mid-March 2020 and extended through most of second quarter 2020 (the "Property Closures") and increased revenues from our online gaming initiatives.

Operating Income (Loss)

Operating income (loss) increased $96.1 million for the three months ended September 30, 2021, compared to the prior year comparable period, primarily due to the impact of the Property Closures on the financial results for the prior year period. Operating income (loss) increased $780.3 million for the nine months ended September 30, 2021, compared to the prior year comparable period, primarily due to the impact of the Property Closures on our financial results, including a $171.1 million intangible asset impairment charge in first quarter 2020. These results reflect the impact of the strategic shift in our operating model following property re-openings.

Net Income (Loss)

Net income (loss) increased $100.1 million for the three months ended September 30, 2021, compared to the prior year comparable period. The increase is attributable to the operating income increase of $96.1 million, as discussed above. In addition, income before income taxes increased due to a $17.2 million decrease in interest expense as a result of a $1.1 billion decline in the weighted average debt balance. This reduction is due to the retirements of the $750 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Notes") and the $700 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Notes") in June 2021 offset by the issuance of the $900 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Notes due 2031") in June 2021. These increases are offset by a reduction in other income of $5.1 million and an increase in the income tax provision of $8.5 million due to the Company's improved operational performance.

Net income (loss) increased $572.1 million for the nine months ended September 30, 2021, compared to the prior year comparable period. The increase is attributable to the operating income increase of $780.3 million, as discussed above. This increase is offset by a $64.5 million increase in loss on early extinguishments and modifications of debt due to the retirements of the 6.375% Notes and the 6.000% Notes in June 2021 and an increase in the income tax provision of $151.4 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 80% and 87% of revenues for the three months ended September 30, 2021 and 2020, respectively, and 81% and 82% for the nine months ended September 30, 2021 and 2020, respectively. Food & beverage revenues, room revenues and other revenues separately contributed less than 10% of revenues during these periods. The shift in percentage contributions of revenues from the non-gaming departments to gaming in these periods versus our historical averages reflects the impact of operating restrictions as properties re-opened following the Property Closures, which limited our offerings of non-gaming amenities, compounded by the strategic shift in our operating model as properties re-opened, which focused on maximizing gaming revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
REVENUES
Gaming	$674.2	$566.0	$2,019.6	$1,260.8
Food & beverage	61.1	38.8	162.6	139.3
Room	44.3	26.9	109.4	80.6
Other	63.5	20.5	198.4	61.9
Total revenues	$843.1	$652.2	$2,490.0	$1,542.6

COSTS AND EXPENSES
Gaming	$249.7	$215.0	$741.2	$530.4
Food & beverage	50.7	38.7	136.4	145.3
Room	15.1	12.9	41.4	41.0
Other	41.6	5.8	128.0	29.4
Total costs and expenses	$357.1	$272.4	$1,047.0	$746.1

MARGINS
Gaming	63.0%	62.0%	63.3%	57.9%
Food & beverage	17.0%	0.3%	16.1%	-4.3%
Room	65.9%	52.0%	62.2%	49.1%
Other	34.5%	71.7%	35.5%	52.5%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $108.3 million and $758.8 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period of the prior year, was due primarily to the impact of the Property Closures on the prior year period. Gaming margins were enhanced by effectively yielding the casino floor while maintaining a focus on costs under our revised operating model.

Food & Beverage

Food & beverage revenues increased  $22.3 million during the three months ended  September 30, 2021, compared to the prior year comparable period , primarily due to the impact of the Property Closures. In the prior year, food & beverage venues were re-opened however still had restrictions on capacit y. Overall food & beverage margins increased from the prior year comparable period, as we effectively maximized the contributions realized from these outlets as reflected by an increase in average check of 7.4% while cost per cover decreased 13.0% due to our focus on costs under our revised operating model.

Food & beverage revenues increased  $23.3 million during the nine months ended September 30, 2021, compared to the prior year period. Due to the Property Closures i n the prior year, food & beverage venues were open for six and a half months on average during the nine months en ded September 30, 2020.  For those food & beverage venues that re-opened, there are still capacity restrictions that have impacted the financial performance for the  nine months ended September 30, 2021  as covers remained flat period over period. Overall food & beverage margins increased from the prior year comparable period, as we effectively maximized the contributions realized from these outlets as reflected by an increase in average check of 11.2% while cost per cover decreased 13.8%.

Room

Room revenues increased$17.4 million during the three months ended September 30, 2021, as compared to the prior year comparable period, primarily due to the lifting of operating restrictions and increased visitation from the prior year comparable period. Overall room margins increased to 65.9% from 52.0% in the prior year comparable period, due primarily to a decrease in cost per room of 15.2% reflecting the impact of the new operating model, along with an increase in average daily rate of 18.2%.

Room revenues increased $28.8 million during the nine months ended September 30, 2021, as compared to the corresponding period of the prior year, due primarily to the lifting of operating restrictions and increased visitation from the prior year comparable period. Overall room margins increased to 62.2% from 49.1% in the prior year comparable period, due primarily to a decrease in cost per room of 17.9% reflecting the impact of the new operating model, along with an increase in average daily rate of 10.6%.

Other

Other revenues relate to our online gaming initiatives and patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased$42.8 million and $136.4 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period of the prior year, due primarily to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners. These increases were partially offset by the limited entertainment offerings after property re-openings. Corresponding period-over-period increases in other expenses reflect primarily the gaming taxes paid on behalf of our online partners.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Total revenues
Las Vegas Locals	$231.3	$171.1	$649.8	$400.5
Downtown Las Vegas	42.1	17.5	102.4	76.3
Midwest & South	569.7	463.6	1,737.8	1,065.8
Total revenues	$843.1	$652.2	$2,490.0	$1,542.6

Adjusted EBITDAR (1)
Las Vegas Locals	$125.4	$78.9	$349.6	$128.5
Downtown Las Vegas	13.2	(1.5)	31.1	1.2
Midwest & South	222.1	182.5	700.2	321.0
Corporate expense	(20.0)	(21.0)	(62.2)	(51.3)
Adjusted EBITDAR	$340.7	$238.9	$1,018.7	$399.4

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $60.2 million during the three months ended September 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $38.3 million primarily due to an increase in slot handle of 23.3% from the prior year comparable period. Room revenues increased $9.3 million due to an increase in average daily rate of 37.9% from the prior year comparable period. Food & beverage revenues increased $7.9 million due to an increase in average check of 13.6% from the prior year comparable period. Other revenues increased $4.7 million as entertainment venues began to re-open.

Total revenues increased by $249.3 million during the nine months ended September 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories, primarily due to the Property Closures in 2020. Gaming revenue was the driving factor, increasing by $217.9 million primarily due to a 60.0% increase in slot handle from the prior year comparable period. Room revenues increased $14.1 million due to an increase in average daily rate of 11.1% from the prior year comparable period. Other revenues increased $11.4 million as entertainment venues began to re-open. Food & beverage revenues increased $5.9 million due to an increase in average check of 14.5% from the prior year comparable period.

Adjusted EBITDAR increased by $46.5 million and $221.1 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period of the prior year, due primarily to a strategic shift in the Company’s operating model when operations resumed following the Property Closures.

Downtown Las Vegas

Total revenues increased by $24.6 million during the three months ended September 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Total revenues increased by $26.0 million during the nine months ended September 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories, except other revenues. Given that our Downtown properties cater to the Hawaiian market, an increase in Hawaiian visitation occurred in the third quarter driving the overall departmental revenue increases along with one of our downtown properties re-opening in early September 2021.

Adjusted EBITDAR increased by $14.7 million and $29.9 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods of the prior year, due primarily to a strategic shift in the Company's operating model when operations resumed following the Property Closures.

Midwest & South

Total revenues increased by $106.0 million during the three months ended September 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $54.5 million primarily due to an increase in slot handle of 16.9% from the prior year comparable period. Other revenues increased $36.0 million as a result of our online gaming initiatives. Food & beverage revenues increased $10.1 million due to an increase in average check of 1.1% along with an increase in covers of 34.0% from the prior year comparable period. Room revenues increased $5.5 million due to an increase in average daily rate of 12.4% from the prior year comparable period.

Total revenues increased by $672.1 million during the nine months ended September 30, 2021, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenue was the driving factor, increasing by $516.4 million, followed by an increase in other revenue of $127.0 million, food & beverage revenue of $15.3 million and room revenue of $13.3 million, from the prior year comparable period. The increase in these departmental categories is primarily due to the Property Closures in first and second quarter 2020. In addition, increases in other revenue are attributable to our online gaming initiatives.

Adjusted EBITDAR increased by $39.6 million and $379.2 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods of the prior year, due primarily to a strategic shift in the Company’s operating model when operations resumed following the Property Closures and contributions from our online gaming initiatives.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Selling, general and administrative	$91.2	$87.0	$271.6	$260.7
Master lease rent expense	26.3	25.9	78.4	76.0
Maintenance and utilities	35.9	33.8	95.3	88.6
Depreciation and amortization	67.6	69.3	199.3	205.5
Corporate expense	28.3	19.6	86.3	58.5
Project development, preopening and writedowns	10.6	2.2	13.5	9.6
Impairment of assets	—	—	—	171.1
Other operating items, net	3.0	14.9	15.3	23.6

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 10.8% and 13.3% during the three months ended September 30, 2021 and 2020, respectively, and 10.9% and 16.9% during the nine months ended September 30, 2021 and 2020, respectively. In the prior year, selling, general and administrative expenses, as a percentage of revenues were higher due to the significant reduction in revenue as a result of the Property Closures along with the continued fixed costs incurred during the closure period. In addition, as operations resumed after the Property Closures, the Company changed its operating model and has continued to focus on disciplined and targeted marketing spend.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties that we acquired in October 2018 which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 3.1% and 4.0% during the three months ended September 30, 2021 and 2020, respectively, and 3.1% and 4.9% during the nine months ended September 30, 2021 and 2020, respectively. In the prior year, master lease rent expense, as a percentage of revenues was higher due to the significant reduction in revenue as a result of the Property Closures.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, were 4.3% and 5.2% during the three months ended September 30, 2021 and 2020, respectively, and 3.8% and 5.7% during the nine months ended September 30, 2021 and 2020, respectively. In the prior year, maintenance and utilities expenses, as a percentage of revenues, were higher due to the significant reduction in revenue as a result of the Property Closures.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 8.0% and 10.6% during the three months ended September 30, 2021 and 2020, respectively, and 8.0% and 13.3% during the nine months ended September 30, 2021 and 2020, respectively. The decline from prior year comparable period is primarily driven by a $5.0 million decrease in intangible asset amortization as our customer relationships are amortized using an accelerated method. The dollar amount of depreciation expense remained consistent period over period therefore the remaining percentage decrease is attributable to revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our property operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.4% and 3.0% of revenues during the three months ended September 30, 2021 and 2020, respectively, and 3.5% and 3.8% during the nine months ended September 30, 2021 and 2020, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; and (iii) asset write-downs. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuate. During the three months ended September 30, 2021, the Company incurred $8.5 million in write-off expenses related to certain projects.

Impairment of Assets

We had no impairments of assets for the nine months ended September 30, 2021. Impairment of assets for the nine months ended September 30, 2020, include non-cash impairment charges of $8.0 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $8.9 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct costs associated with the Property Closures, including severance payments to separated employees, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the nine months ended September 30, 2021, $10.7 million of other operating items, net, related to non-recurring employee bonus payments. During the nine months ended September 30, 2020, $22.0 million of other operating items, net, related to incremental, non-recurring costs associated with the Property Closures.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Interest Expense, net	$44.7	$61.9	$156.8	$172.0
Average Long-Term Debt Balance (1)	3,378.5	4,436.0	3,704.0	4,332.0
Weighted Average Interest Rates	4.8%	5.0%	5.2%	4.8%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2021, decreased $17.2 million, or 27.8%, from the prior year comparable period. The decline is attributable to a decrease in the average long-term debt balance of $1.1 billion along with a decline in the weighted average interest rate percentage point of 0.2 for the three months ended September 30, 2021. The decline in the average long-term debt balance is primarily attributable to the following: (i) full repayment of the outstanding balance on the Revolving Credit Facility in third quarter 2020; (ii) retirements of the 6.375% Notes and the 6.000% Notes in June 2021; offset by (iii) the issuance of the 4.750% Notes due 2031 in June 2021.

Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2021, decreased $15.2 million, or 8.8%, as compared to the prior year comparable period. The decrease is attributable to a decrease in the average long-term debt balance of $628.0 million offset by an increase in the weighted average interest rate percentage point of 0.4 for the nine months ended September 30, 2021. The decline in the average long-term debt balance is primarily attributable to the following: (i) full repayment of the outstanding balance on the Revolving Credit Facility in third quarter 2020; (ii) retirements of the 6.375% Notes and the 6.000% Notes in June 2021; (iii) repayment of $98.7 million on the Term A Loan, (iv) the extinguishment of $57.7 million of other debt; offset by (v) the issuance of the 4.750% Notes due 2031 in June 2021.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
6.375% Senior Notes premium and consent fees	$—	$—	$23.9	$—
6.375% Senior Notes deferred finance charges	—	—	6.4	—
6.000% Senior Notes premium and consent fees	—	—	28.0	—
6.000% Senior Notes deferred finance charges	—	—	7.2	—
Boyd Gaming Credit Facility deferred financing charges	—	0.4	—	1.0
Total loss on early extinguishments and modifications of debt	$—	$0.4	$65.5	$1.0

Income Taxes

The effective tax rates during the nine months ended September 30, 2021 and 2020 were 22.8% and 17.7%, respectively. Our tax rates for the nine months ended September 30, 2021 and 2020 were unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. Additionally, the effective tax rate for the nine months ended September 30, 2020 was favorably impacted by the settlement of a state audit offset by the creation of a valuation allowance applied to certain state deferred tax assets, including state net operating loss carryforwards.

As a result of and response to the COVID-19 pandemic, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and it was signed into law on March 27, 2020. Included in the CARES Act are provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, interest expense deductions, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Our financial results for the nine months ended September 30, 2021 and 2020, include the payroll tax credits we received under the CARES Act, partially offsetting the expenses incurred during these periods for compensation and benefits provided to qualifying employees.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

At September 30, 2021 and December 31, 2020, we had balances of cash and cash equivalents of $570.9 million and $519.2 million, respectively. In addition, we held restricted cash balances of $17.4 million and $15.8 million at September 30, 2021 and December 31, 2020, respectively.

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

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Net cash provided by operating activities	$777.7	$124.0

Cash flows from investing activities
Capital expenditures	(139.2)	(105.1)
Insurance proceeds received for hurricane losses	44.5	—
Cash paid for acquisitions, net of cash received	—	(11.2)
Other investing activities	5.5	—
Net cash used in investing activities	(89.2)	(116.3)

Cash flows from financing activities
Net payments under bank credit facility	(18.2)	(316.3)
Proceeds from issuance of senior notes	900.0	600.0
Debt issuance costs	(14.6)	(17.1)
Retirements of senior notes	(1,450.0)	—
Premium and consent fees	(51.9)	—
Dividends paid	—	(7.8)
Shares repurchased and retired	—	(11.1)
Other financing activities	(0.5)	(4.8)
Net cash provided by (used in) financing activities	(635.2)	242.9
Increase in cash, cash equivalents and restricted cash	$53.3	$250.6

Cash Flows from Operating Activities

During the nine months ended September 30, 2021 and 2020, we generated operating cash flow of $777.7 million and $124.0 million, respectively. Generally, operating cash flows increased during 2021 as compared to the prior year period due to the negative impact of the Property Closures on prior year cash flows, increased cash flows in the current year due to the strategic shift of the Company's operating model and timing of working capital spending.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2021, we incurred net cash outflows for investing activities of $89.2 million comprised of capital expenditure spending of $139.2 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $44.5 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Wilton Rancheria project. During the nine months ended September 30, 2020, we incurred net cash outflows for investing activities of $116.3 million, related to the purchase of real estate and information technology purchases for new software.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities in the nine months ended September 30, 2021, primarily reflect the retirements of the 6.375% Notes and the 6.000% Notes, payment of associated premium and consent fees related to the retirements, the quarterly payments on our Term Loans and debt issuance costs. The inflows for 2021 reflect the issuance of the 4.750% Notes due 2031. The net cash inflows from financing activities in the nine months ended September 30, 2020, reflect primarily the senior note issuance to preserve liquidity during the Property Closure period. The outflows in 2020 reflect the use of cash flow to paydown our Revolving Credit Facility, pay debt financing costs, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2021	December 31, 2020	Increase / (Decrease)
Bank credit facility	$878.0	$896.2	$(18.2)
6.375% senior notes due 2026	—	750.0	(750.0)
6.000% senior notes due 2026	—	700.0	(700.0)
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	600.0	600.0	—
4.750% senior notes due 2031	900.0	—	900.0
Other	1.4	3.6	(2.2)
Total long-term debt	3,379.4	3,949.8	(570.4)
Less current maturities	41.9	30.7	11.2
Long-term debt, net of current maturities	$3,337.5	$3,919.1	$(581.6)

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	September 30,	December 31,
(In millions)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	125.1	133.8
Refinancing Term B Loans	752.9	762.4
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$878.0	$896.2

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the Swing Loan and $11.9 million allocated to support various letters of credit, there is a remaining contractual availability of $1,021.8 million as of September 30, 2021.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.3% at September 30, 2021 and 2.5% at December 31, 2020.

Debt Service Requirements

Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 4.750% to 8.625%) and principal repayments of our 8.625% Notes due in June 2025, our 4.750% Notes due in December 2027 and our 4.750% Notes due in June 2031.

Covenant Compliance

As of September 30, 2021, we believe that we were in compliance with the covenants contained in our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	September 30,	December 31,
(In millions)	2021	2020
Current assets	$698.1	$637.2
Noncurrent assets	9,997.0	9,508.2
Current liabilities	534.1	494.3
Noncurrent liabilities	4,412.8	4,908.1

Summarized combined results of operations for the parent company and the Guarantors are as follows:

Nine Months Ended
(In millions)	September 30, 2021
Revenues	$2,513.0
Operating income	1,300.2
Income before income taxes	1,075.6
Net income	970.5

Share Repurchase Programs

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and bank credit facility. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million. During the nine months ended September 30, 2020, we repurchased 0.7 million shares of our common stock. There were no share repurchases during the nine months ended September 30, 2021. We are currently authorized to repurchase up to an additional $61.4 million in shares of our common stock under this share repurchase program. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300.0 million.  Under the stock repurchase programs, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5-1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time. We are not obligated to purchase any shares under our stock repurchase programs, and purchases under our stock repurchase programs can be discontinued at any time at our sole discretion. We suspended share repurchases in March 2020 in order to preserve liquidity due to the Property Closures.

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

We also continue to work with the Wilton Rancheria, to develop and manage Sky River Casino, a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. Wilton Rancheria has secured third-party financing to fund construction, which began in first quarter 2021. Sky River Casino is expected to open in fourth quarter 2022.

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

As of September 30, 2021, our long-term variable-rate borrowings represented approximately 26.0% of total long-term debt. Based on September 30, 2021 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $8.8 million.

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

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed July 29, 2021.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2021 and 2020, iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2021.

BOYD GAMING CORPORATION

By:	/s/ Anthony D. McDuffie
Anthony D. McDuffie
Vice President and Chief Accounting Officer