Form 10-K
period 2021-12-31
BOYD GAMING CORP
filed 2022-02-28
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $5.0 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 18, 2022
Common stock, $0.01 par value	110,006,004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

ITEM 1.    Business

Overview

Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 28 wholly owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. Through our strategic partnership with and as a 5% equity owner of FanDuel Group, the nation’s leading sports-betting and iGaming operator, we are also pursuing sports-betting and online gaming opportunities across the United States. At December 31, 2021, there were 11 FanDuel-branded sportsbooks operating within our properties, and FanDuel operated online sports-betting in partnership with us in three states. In addition, we operate Stardust-branded iGaming casinos in Pennsylvania and New Jersey. In January 2022, we opened FanDuel-branded sportsbooks at two additional properties and FanDuel commenced operations of an online sportsbook in an additional state.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. As our properties reopened following the COVID-19 closures in mid-2020, we implemented a strategic shift in our operating philosophy to increase our focus on building loyalty with core customers and adopted a more efficient approach to doing business. This new operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line.

In addition, we believe the following factors have contributed to our success in the past and are central to our success in the future:

•	we have an experienced management team;

•	our operations are geographically diversified within the United States;

•	our Las Vegas Locals properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	three of our properties are located in the growing downtown Las Vegas market and also market to a unique niche - Hawaiian customers;

•	we have used our increased free cash flow to strengthen our balance sheet; and

•	we have the ability to expand certain existing properties and to act opportunistically to make strategic acquisitions.

Properties

As of December 31, 2021, we own and operate 28 properties offering a total of 1,694,482 square feet of casino space, 31,635 slot machines, 686 table games and 10,751 hotel rooms. We derive the majority of our revenues from our gaming operations, which generated approximately 80% and 81% of our revenues in 2021 and 2020, respectively. Food & beverage revenues, room revenues and other revenues each contributed less than 10% of revenues in each of 2021 and 2020.

We view each operating property as an operating segment. For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South.

For financial information related to our segments as of and for the three years in the period ended December 31, 2021, see Note 13, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our properties (listed by the Reportable Segment in which each such property is reported) as of and for the year ended December 31, 2021:

			Year
			Opened	Casino					Average
			or	Space	Slot	Table	Hotel	Hotel	Daily
		Location	Acquired	(Sq. ft.)	Machines	Games	Rooms	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino		Las Vegas, NV	2004	88,915	1,538	47	712	44%	$60
The Orleans Hotel and Casino		Las Vegas, NV	2004	136,960	2,006	62	1,885	54%	$66
Sam's Town Hotel and Gambling Hall		Las Vegas, NV	1979	120,681	1,514	20	645	48%	$69
Suncoast Hotel and Casino		Las Vegas, NV	2004	95,898	1,532	21	427	71%	$85
Eastside Cannery Casino and Hotel		Las Vegas, NV	2016	••	••	••	••	••	••
Aliante Casino + Hotel + Spa		North Las Vegas, NV	2016	125,000	1,613	24	202	89%	$102
Cannery Casino Hotel		North Las Vegas, NV	2016	86,000	1,337	21	200	83%	$72
Jokers Wild		Henderson, NV	1993	23,698	348	—	N/A	N/A	N/A

Downtown Las Vegas
California Hotel and Casino		Las Vegas, NV	1975	35,848	890	19	779	59%	$56
Fremont Hotel & Casino		Las Vegas, NV	1985	30,244	835	21	447	35%	$56
Main Street Station Hotel and Casino		Las Vegas, NV	1993	26,918	707	8	406	47%	$61

Midwest & South
Par-A-Dice Casino	•	East Peoria, IL	1996	26,116	544	18	202	53%	$80
Belterra Casino Resort	•	Florence, IN	2018	54,758	970	25	662	44%	$87
Blue Chip Casino Hotel Spa	•	Michigan City, IN	1999	65,000	1,488	30	486	46%	$94
Diamond Jo Casino	•	Dubuque, IA	2012	41,408	753	18	N/A	N/A	N/A
Diamond Jo Worth	•	Northwood, IA	2012	34,820	833	23	N/A	N/A	N/A
Kansas Star Casino		Mulvane, KS	2012	70,010	1,583	42	N/A	N/A	N/A
Amelia Belle Casino		Amelia, LA	2012	27,484	801	11	N/A	N/A	N/A
Delta Downs Racetrack Hotel & Casino	•	Vinton, LA	2001	15,000	1,560	—	370	73%	$80
Evangeline Downs Racetrack & Casino	•	Opelousas, LA	2012	39,208	1,239	—	N/A	N/A	N/A
Sam's Town Shreveport		Shreveport, LA	2004	29,285	815	18	514	75%	$82
Treasure Chest Casino	•	Kenner, LA	1997	23,668	893	25	N/A	N/A	N/A
IP Casino Resort Spa	•	Biloxi, MS	2011	81,700	1,241	48	1,088	47%	$86
Sam's Town Hotel and Gambling Hall Tunica	•	Tunica, MS	1994	53,000	706	9	700	47%	$63
Ameristar Casino * Hotel Kansas City		Kansas City, MO	2018	140,000	1,839	63	184	81%	$84
Ameristar Casino * Resort * Spa St. Charles		St. Charles, MO	2018	130,000	2,009	63	397	52%	$98
Belterra Park		Cincinnati, OH	2018	56,863	1,191	—	N/A	N/A	N/A
Valley Forge Casino Resort	•	King of Prussia, PA	2018	36,000	850	50	445	44%	$111
Total				1,694,482	31,635	686	10,751

N/A = Not Applicable

● These properties feature FanDuel-branded sportsbooks. In addition, Amelia Belle Casino and Sam's Town Shreveport opened FanDuel-branded sportsbooks in January 2022.

● ● The Eastside Cannery Casino and Hotel remains closed due to local market conditions.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus marketing efforts on gaming customers from Hawaii. In addition, the financial results for our Illinois distributed gaming operator are included in the Midwest & South segment. As of December 31, 2021, our distributed gaming operator currently operates approximately 1,000 gaming units in approximately 200 locations across the state of Illinois.

In December 2020, we sold Eldorado Casino, which was part of our Las Vegas Locals segment. See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements presented in Part II, Item 8 for further discussion of this transaction.

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

Gold Coast Hotel and Casino

Gold Coast Hotel and Casino ("Gold Coast") is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from the entire Las Vegas valley. The primary target market for Gold Coast consists of local customers who actively gamble. Gold Coast's amenities include 712 hotel rooms and suites along with meeting facilities, multiple restaurant options and a 70-lane bowling center.

The Orleans Hotel and Casino

The Orleans Hotel and Casino ("The Orleans") is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are local residents and visitors to the Las Vegas area. The Orleans provides a New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,885 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 52-lane bowling center, banquet and meeting space, and a special events arena that seats up to 9,500 patrons.

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

Suncoast Hotel and Casino

Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local customers who gamble frequently. Suncoast features 427 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theaters, a showroom, and a 64-lane bowling center.

Eastside Cannery Casino and Hotel

Eastside Cannery Casino and Hotel ("Eastside Cannery") has been closed to the public since March 18, 2020 and has not yet re-opened due to the current levels of market demand and our cost containment efforts. Eastside Cannery is located directly south of Sam's Town Las Vegas at the intersection of Boulder Highway and Harmon Avenue in Las Vegas. Its location offers easy access for both the Las Vegas and Henderson valleys. At the time of its closure in March 2020, Eastside Cannery offered 63,879 square feet of casino space with 881 slots and eight table games, 306 hotel rooms, one restaurant and four bars, 20,000 square feet of meeting and ballroom space, and a 250-seat entertainment lounge.

Aliante Casino + Hotel + Spa

Aliante Casino + Hotel + Spa ("Aliante") is located in North Las Vegas adjacent to an 18-hole championship golf course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort, which includes 202 hotel rooms, multiple restaurant options, a 16-screen movie theater complex, a 587-seat showroom, a spa, and a resort style pool with cabanas.

Cannery Casino Hotel

Cannery Casino Hotel ("Cannery") is located in the northeastern part of the Las Vegas Valley and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Cannery consists of local customers who gamble frequently. The Cannery has a 200-room hotel, three restaurants and three bars, a 30,000 square foot entertainment venue and a 16-screen movie theater.

Jokers Wild

Located in Henderson, the Jokers Wild is approximately 14 miles from the Las Vegas Strip and includes slots, a sports book and dining options. The principal customers of this property are Henderson residents.

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. We have strong, informal relationships with Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel & Casino ("Fremont") and Main Street Hotel and Casino ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2021, patrons from Hawaii comprised approximately 62% of the occupied room nights at the Cal, 35% of the occupied room nights at Fremont, and 56% of the occupied room nights at Main Street Station.

California Hotel and Casino

The Cal's amenities include 779 hotel rooms, multiple dining options, a sports book, and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel & Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, two restaurants, a race and sports book, and meeting space. A project is underway to renovate and upgrade the Fremont. The $50 million project will upgrade Fremont's food & beverage offerings and expand and enhance the casino floor. The project is expected to be completed in early 2023.

Main Street Station Hotel and Casino

Main Street Station's amenities include 406 hotel rooms and two restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area. Main Street Station was closed to the public on March 18, 2020 due to the COVID-19 pandemic and remained closed until re-opening on September 8, 2021.

Midwest & South Properties

Our Midwest & South properties consist of four land-based casinos, six dockside riverboat casinos, three racinos and four barge-based casinos that operate in nine states in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Each of our Midwest & South properties primarily serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions. Online sportsbooks are operated under the respective property gaming license of certain of our Midwest & South properties pursuant to collaborative arrangements with FanDuel or one of our other market access partners.

Par-A-Dice Casino

Par-A-Dice Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes three restaurants and a gift shop. A FanDuel branded sportsbook opened at Par-A-Dice in August 2020. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway, and it is the only casino gaming facility located within an approximately 90-mile radius of Peoria, Illinois. After Par-A-Dice's initial re-opening on July 1, 2020, the property was temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021.

Belterra Casino Resort

Belterra Casino Resort ("Belterra Resort") is a dockside riverboat casino featuring 662 hotel rooms located in Florence, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra Resort is also approximately two and one-half hours from Indianapolis, Indiana. The real estate utilized by Belterra Resort is subject to a Master Lease with Gaming and Leisure Properties, Inc. ("GLPI"). A FanDuel branded sportsbook opened at Belterra Resort in September 2019. Ogle Haus Inn, a 54-room boutique hotel that we lease from GLPI, is operated by us and located near Belterra Resort.

Blue Chip Casino Hotel Spa

Blue Chip Casino Hotel Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with six casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 guest rooms, a spa and fitness center, dining and nightlife venues, and meeting and event space, including a land-based pavilion. A FanDuel branded sportsbook opened at Blue Chip in September 2019.

Diamond Jo Casino

Diamond Jo Casino ("Diamond Jo Dubuque") is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo Dubuque is a two-story property that includes a bowling center and two banquet rooms. A FanDuel branded sportsbook opened at Diamond Jo Dubuque in September 2019. The property also features several dining outlets, as well as three full-service bars and the Mississippi Moon Bar, a live music venue.

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

Kansas Star Casino

Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Lottery Gaming Facility Management Contract with the State of Kansas (the "Kansas Management Contract"). The land-based casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has multiple dining venues and casino bars. Kansas Star also has an arena that provides a venue for concerts, trade shows and equestrian events. In addition, the property has an event center for conventions, banquets and other events and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room Hampton Inn & Suites hotel adjacent to the casino that is operated by a third party. Under the terms of the agreement, Kansas Star has the option to purchase the hotel.

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana and is a three-level riverboat with gaming located on the first two decks as well as a café on the first deck. The property's third deck includes a banquet room. A FanDuel branded sportsbook opened at Amelia Belle in January 2022.

Delta Downs Racetrack Hotel & Casino

Delta Downs Racetrack Hotel & Casino ("Delta Downs") is a land-based racino located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play and a 370-room hotel. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, located in Lake Charles, Louisiana, and is conveniently located near a travel route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana. A FanDuel branded sportsbook opened at Delta Downs in December 2021.

Evangeline Downs Racetrack & Casino

Evangeline Downs Racetrack & Casino ("Evangeline Downs") is a land-based racino located in Louisiana. The racino currently includes a casino with a convention center and multiple food venues and bars. The racino includes a one-mile dirt track, a 7/8-mile turf track and stables for 1,008 horses. The Clubhouse, together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons. In the Clubhouse, Silk's Fine Dining offers a varied menu and the grandstand area contains a concession stand and bar. There is also a 117-room hotel adjacent to the racino, which is operated by a third party. A FanDuel branded sportsbook opened at Evangeline Downs in December 2021.

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

Sam's Town Shreveport

Sam's Town Shreveport is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, three restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas, and surrounding Louisiana cities, including Bossier City, Minden, Ruston and Monroe. A FanDuel branded sportsbook opened at Sam's Town Shreveport in January 2022.

Treasure Chest Casino

Treasure Chest Casino ("Treasure Chest") is a dockside riverboat casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th century Victorian style paddlewheel riverboat, with a total capacity for 1,925 people. The entertainment complex located adjacent to the riverboat houses two restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans. A FanDuel branded sportsbook opened at Treasure Chest in December 2021.

We will soon begin work on a $95 million project to construct a new land-based casino facility to replace the existing riverboat casino. The single-level facility will feature a 47,000-square-foot casino, several new restaurants and bars, nearly 10,000 square feet of convention and meeting space, a FanDuel-branded sports book, and ample parking directly adjacent to the casino entrance. The project is expected to be completed in late 2023.

IP Casino Resort Spa

IP Casino Resort Spa ("IP") is a barge-based casino overlooking the scenic back bay of Biloxi and, as a recipient of a AAA Four Diamond Award, is one of the premier resorts on the Mississippi Gulf Coast. The property features more than 1,000 hotel rooms and suites, more than 65,000 square feet of convention and meeting space, a spa and salon, a 1,383-seat theater offering regular headline entertainment, eight lounges and bars, and six restaurants, including a steak and seafood restaurant and an upscale Asian restaurant. During 2018, IP opened a sportsbook that is powered by FanDuel.

Sam's Town Hotel and Gambling Hall Tunica

Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 700 hotel rooms, a sports book, an entertainment lounge, three dining venues, two escape rooms, an arcade, a residential vehicle park, and a 1,600-seat River Palace Arena. During 2018, Sam's Town Tunica opened a sportsbook that is powered by FanDuel.

Ameristar Casino * Hotel Kansas City

Ameristar Casino * Hotel Kansas City ("Ameristar Kansas City") is a barge-based casino located 10 miles from downtown Kansas City, Missouri. The property competes primarily with five casinos in the Kansas City area and bordering eastern Kansas market. The property features 184 guest rooms, seven restaurants, a 1,200-seat concert venue, and an 18-theater cinema. The real estate utilized by Ameristar Kansas City is subject to a Master Lease with GLPI.

Ameristar Casino * Resort * Spa St. Charles

Ameristar Casino * Resort * Spa St. Charles ("Ameristar St. Charles") is a barge-based casino located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located on approximately 52 acres along the western bank of the Missouri River. The property features a AAA Four Diamond full-service luxury suite hotel with 397 well-appointed rooms, an indoor-outdoor pool, seven dining venues; twelve bars, an entertainment venue, a full-service luxury day spa, two TopGolf Swing Suites and a 20,000-square-foot conference center. The real estate utilized by Ameristar St. Charles is subject to a Master Lease with GLPI.

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

Valley Forge Casino Resort

Valley Forge Casino Resort ("Valley Forge") is a land-based casino hotel located in King of Prussia, Pennsylvania. The property features approximately 36,000 square feet of gaming floor, 100,000 square feet of meeting, conference and banquet facilities and two luxury hotel towers. The Valley Tower has 295 recently remodeled rooms while the Casino Tower offers over 150 completely renovated rooms in the heart of the action. A FanDuel branded sportsbook opened at Valley Forge in March 2019. The property also presents multiple dining options, live entertainment and an exciting nightlife scene. After Valley Forge's initial re-opening on June 26, 2020, the property was temporarily closed on December 12, 2020 and subsequently re-opened on January 4, 2021.

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

During its initial phase, the BoydPay digital wallet is linked to a player's B Connected card and used to play or cash out on slot titles, also in partnership with Aristocrat. Pending regulatory approvals, we anticipate deploying this product at all of our casino properties nationwide.

During future phases, and pending regulatory approval, we will utilize Aristocrat technology to link the BoydPay wallet to our B Connected Mobile app, creating a contactless experience that will allow customers to use their smartphones to play and cash out on casino games and pay for amenities throughout the property.

Other Development Opportunities

Development and Management Agreements with Wilton Rancheria

We have separate development and management agreements with Wilton Rancheria, a federally-recognized Native American tribe, to develop and manage a gaming entertainment complex, located southeast of Sacramento, California. With all the necessary approvals in place and financing obtained, construction of Wilton's Sky River Casino began in first quarter 2021, and it is expected to open in fourth quarter 2022.

Frequent Player Loyalty Programs

B Connected

We have established a nationwide branding initiative and loyalty program. Our players use their "B Connected" cards to earn and redeem points at nearly all of our properties. The program has five player tiers - Ruby, Sapphire, Emerald, Onyx and Titanium. The "B Connected" club, among other benefits, rewards players for their loyalty and allows players to qualify for promotions and earn rewards toward slot, video poker, or table games play.

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

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and the elimination of betting on National Collegiate Athletic Association events. With the recent expansion of sports wagering in various state jurisdictions, the federal government may elect to enact legislation taxing and regulating sports wagering, or alternatively may elect to prohibit such wagering. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

Human Capital and Labor Relations

As of December 31, 2021, we have 15,114 Team Members, including 14,406 Team Members at our properties and 708 Team Members in our corporate function. We operate in ten states, and we have collective bargaining agreements with three unions covering 1,058 employees.

Our Team Members are the most important contributors to our business. For our business to operate successfully, to execute on our long-term strategy, and to continue to grow, we depend upon having Team Members with the necessary talent and skills to support our property operations and corporate function.

Our access to talent is impacted by local factors in each of our communities, including employment levels, and demand for and availability of specialized skills. In the near term, we expect hiring pressures to be a challenge for our business, however we are confident that we will be able to maintain our workforce and add Team Members with the specialized skills and experience necessary to sustain and grow our business.

We strive to attract individuals who are people-focused and share the values of our culture, which we refer to as "Boyd Style." Our Culture includes valuing relationships, exceeding expectations, working smart, and exhibiting our commitment to integrity in everything we do. These values are expected and reinforced at all levels of our organization. We believe this fosters dignity and respect between our Team Members and creates a positive working environment, reinforces the customer experience, and promotes long-term stakeholder value.

We have programs dedicated to selecting new talent and enhancing the skills of our Team Members, including recruiting relationships with numerous industry associations, government agencies and colleges. We provide competitive wages and benefits to attract and retain the talent necessary for the successful operation of our business. Our benefits include healthcare and retirement benefits, holiday and paid time off, and tuition assistance. Additionally, the Company paid out over $10 million in team member appreciation bonuses in 2021 and recently announced a pathway to $15 per hour for all non-tipped, non-represented positions over the next 18 months.

We believe our business is differentiated from our competitors due to our commitment to customer service and delivering a customer experience that fosters long-term loyalty. As such, our business depends on the capability and friendliness of each of our Team Members in order to provide outstanding customer service to each of our guests. Every Team Member at Boyd Gaming is required to complete the Company’s guest service training program. The program is strongly linked to our culture and values and gives Team Members the tools and training to create outstanding customer service experiences for our guests. Additionally, all Boyd Gaming leaders are required to attend leadership training. The program provides our leaders with the tools and training to effectively communicate and coach their team to success.

We are committed to the diversity, equity and inclusion of our workforce. Currently, 51% of our workforce are women and 52% are minority Team Members. As a Company, we work hard to promote and increase the diversity of our workforce. Our goal is to attract, retain and grow individuals that reflect the diversity of the communities where we do business, to develop policies and practices that help our Team Members realize their potential, and to create goodwill with our Team Members and customers. Additionally, through our most recent annual Team Member Opinion Survey, 87% of Team Members reported high levels of satisfaction in regard to being treated with respect regardless of race, ethnicity, gender, age or any other aspect of team member identity.

The Company has adopted a Code of Business Conduct that promotes ethical behavior and encourages Team Members to talk to supervisors, managers, or other appropriate personnel when in doubt about the best course of action. Furthermore, we also maintain a confidential Team Member hotline operated by an independent firm for anonymously reporting suspected wrongdoing.

Boyd Gaming strives to provide all Team Members a work environment free of discrimination and harassment. All supervisors and management staff are required to attend annual harassment awareness training and are responsible for ensuring that all Team Members comply with this policy and that appropriate action is taken if harassment occurs in the workplace.

We seek feedback from our Team Members through an annual Team Member Opinion Survey to measure the performance of our culture and to improve our work environment for Team Members. The annual survey regularly achieves over 80% participation. In our most recent survey, 78% of Team Members reported high levels of job satisfaction. Additionally, we have formal, annual goal setting and performance review processes to drive engagement, performance and retention. Our commitments to Team Member engagement are evidenced by our high average tenure of 9.5 years.

Corporate Information

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 6465 South Rainbow Boulevard, Las Vegas, NV 89118, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. Information on our website is not incorporated by reference herein.

Available Information

We file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an Internet site, at http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our SEC filings are available on the SEC’s website. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 6465 South Rainbow Boulevard, Las Vegas, NV 89118, (702) 792-7200, Attn: David Strow, Vice President, Corporate Communications.

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Environmental, Social & Governance Report, Code of Business Conduct and Ethics, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation Committee, and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," as well as variations of such words and similar expressions referring to the future. Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements regarding the factors listed below. The following factors, along with the Risk Factors included in Part II, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	impacts caused by the COVID-19 pandemic or any other public health emergencies we may encounter;
•	our business model, areas of focus and strategy for driving business results;
•	competition, including expansion of gaming into additional markets including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	the general effect, and expectation, of the national and global economy on our business, as well as the economies where each of our properties are located;
•	indebtedness, including Boyd Gaming’s ability to refinance or pay amounts outstanding under its credit agreement and Boyd Gaming’s unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;
•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for stockholders, and are available at the right price;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;
•	our belief that all pending litigation claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;
•	that margin improvements will remain a driver of profit growth for us going forward;
•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotel and casinos;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles may differ from actual results; and
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement.

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

Risks Related to our Business

The COVID-19 pandemic, the public response to it and related economic consequences have had and will likely continue to have an adverse effect on our business, operations, financial condition and results.

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities were closed in mid-March 2020 in response to orders from public officials and government regulations. As of December 31, 2021, 27 of our 28 casino properties are re-opened and operating, while one property in Las Vegas remains closed as a result of business demand and cost containment measures. We cannot predict whether we will be required to temporarily close some or all of our properties in the future. Our business, operations, financial condition and results have been, and could again be, negatively affected as a result of the COVID-19 pandemic.

Our properties are subject to various health and safety measures instituted in response to the COVID-19 pandemic, including substantial limitations on occupancy. We cannot predict how long current health and safety protocols will be necessary. Decisions by public officials in this regard will depend on many factors beyond our control and that remain uncertain in light of ongoing developments related to the pandemic, including development of preventative or treatment protocols.

We have been required to reduce or eliminate the offering of certain amenities and otherwise limit the availability of certain offerings to align with public health and safety recommendations and customer preferences as a result of the COVID-19 pandemic, such as deactivating a substantial number of gaming devices to maintain social distancing and limiting restaurant seating, as well as substantially limiting the number of customers we are permitted to admit at any time. Such measures necessarily impact business volume and may impact customer behavior and business demand, and the duration of such potential impact is unknown at this time. Our business, operations, financial condition and results may be materially, negatively affected to the extent demand for our casinos and customer preference and behavior is altered as a result of the COVID-19 pandemic. We cannot predict the extent to which the global pandemic and public response may negatively affect business operating results in the future.

Uncertainties related to the magnitude, duration, and persistent effects of the COVID-19 pandemic may significantly adversely affect our business and results of operations. These uncertainties include, among other things: the duration and impact of the resurgence in COVID-19 cases in the locations where our properties are located; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures or other actions as mandated or otherwise made necessary by governmental authorities, including employee vaccine mandates; disruptions in the supply chain and logistics constraints; and an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic.

The foregoing has also impacted our workforce, suppliers, contractors and other partners. We cannot predict the extent to which the above factors will cause our costs to increase or may lead to business failures or our inability to provide services or products for our partners.

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

In 2008, we experienced a profound reduction in consumer demand as a result of the economic recession in the U.S. economy, and we are now experiencing the impacts of COVID-19, which are significantly impacting customer visitations and business revenue. Consumer spending habits changed significantly due to the recession in 2008, and we expect that consumer behavior as a result of the COVID-19 pandemic may be similarly altered for an extended period of time. We cannot say when, if ever, or to what extent, customer behavior in our various markets will fully revert to prior trends. Because our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an ongoing economic downturn, including the impact of COVID-19, may be expected to materially adversely affect our operating results and financial condition.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. For example, there has been recent expansion of sports betting in various states with legislation allowing for sports betting in casinos and/or online. Expansion of traditional and online gaming in other jurisdictions could create further competition for us. The casino entertainment business is characterized by competitors that vary considerably in their size, quality and type of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. Furthermore, competition from online platforms continues to increase.

With fewer new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. Impairment charges of $8.2 million were recorded as a result of our 2021 impairment tests. Impairment charges of $3.6 million were recorded as a result of our annual 2020 impairment test and $171.1 million were recorded as a result of our first quarter 2020 impairment review. No impairment charges were recorded as a result of the 2019 test.

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

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees, including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however, they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the federal government of the United States, and various foreign jurisdictions. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. California has enacted a privacy law, known as the California Consumer Privacy Act of 2018 (the "CCPA"), which provides to California consumers certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Compliance with the CCPA may require us to incur significant costs and expenses. Similar laws have been passed or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. In addition to fines and penalties that may be imposed for failure to comply with state law, some states provide for private rights of action to customers for misuse of or unauthorized access to personal information.

Compliance with these changing and increasingly burdensome and sometimes conflicting privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third-party service providers engaged by us) may also result in damage to our reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

While we maintain cyber insurance coverage to protect against these risks to the Company, such insurance is unlikely to fully mitigate the impact of any information breach.

Risks Related to the Regulation of our Industry

We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.

Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, including regulation with respect to gambling, live racing, and approval standards applicable to our directors, officers, key employees, joint venture partners and certain shareholders, in addition to regulations applicable to businesses generally, including regulation with respect to alcoholic beverages, smoking, currency transactions, taxation, zoning and building codes, anti-money laundering laws and regulations and marketing and advertising. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If significant additional or differing gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary could have a material adverse effect on us.

We are subject to extensive taxation policies, which may harm our business.

From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. For example, the federal government has considered a federal tax on casino revenues. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows.

In addition, gaming companies are often subject to significant revenue-based taxes and fees, in addition to normal federal, state and local corporate income taxes, and such taxes and fees are subject to increase at any time and such increases may be retroactive to prior years.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

Risks Related to our Properties

We own real property and are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities, and could affect our ability to develop, sell or rent our property or to borrow money using such property as collateral.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges into air and water, the generation, handling and disposal of petroleum products, hazardous substances and wastes, and the health and safety of our employees. For example, our horse racing operations are subject to oversight by the Environmental Protection Agency ("EPA"), which includes regulations governing concentrated animal feeding operations and the related processing of animal wastewater. Permits may be required in order for us to conduct business on our properties and these permits are subject to renewal, modification and, potentially, revocation.

In addition, under environmental laws, ordinances and regulations, a current or previous owner or operator of property may be liable for the costs of investigation and removal or remediation of some kinds of hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. Additionally, as an owner or operator, we could also be held responsible to a government entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

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

In addition, certain of our properties are located in areas that have been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area. Furthermore, our properties in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri, Ohio and Pennsylvania are at risk of experiencing snowstorms, tornadoes and flooding.

In the past, snowstorms and other adverse weather conditions have interrupted our operations, damaged our properties and reduced the number of customers who visit our facilities in an affected area. If there is a prolonged disruption at any of our properties due to natural disasters or other catastrophic weather events, our business results of operations and financial condition could be materially adversely affected.

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

We draw a significant percentage of our customers from certain geographic regions. Events adversely impacting the economy of these regions, including public health outbreaks and man-made or natural disasters, may adversely impact our business.

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than half of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations. Recently, this portion of our business has been substantially disrupted as a result of COVID-19, including as a result of travel restrictions and quarantine requirements in Hawaii.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including the Southern California, Arizona and Las Vegas local markets. Due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. In addition, our Las Vegas business has been materially impacted as a result of the COVID-19 pandemic and a reduction in visitation from customers in these geographic areas. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and is subject to comparable risk.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. Terrorist activities in the United States and elsewhere, military conflicts, outbreaks of infectious disease and pandemics, adverse weather conditions and natural disasters, among other things, have had negative impacts on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our business, results of operations and financial condition.

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

We lease certain parcels of land on which our hotels and gaming facilities are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business, financial condition and results of operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This could have a significant adverse effect on our business, financial condition and results of operations.

Risks Related to our Indebtedness

We have a significant amount of indebtedness.

We and our subsidiaries had approximately $3.0 billion of long-term debt on a consolidated basis as of December 31, 2021 (of which approximately $0.9 billion was outstanding under the Credit Facility) and which includes approximately $41.7 million of current maturities of long-term debt and excludes approximately $14.2 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $1,019.5 million was available for borrowing under the Revolving Credit Facility as of December 31, 2021.

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

Note 6, Long-Term Debt, included in the notes to our audited consolidated financial statements presented in Part II, Item 8, contains further disclosure regarding our current outstanding debt.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Credit Facility in amounts sufficient to enable us to retire our current indebtedness as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our current indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our current indebtedness, including amounts borrowed under the Credit Facility on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining the necessary capital to meet our current indebtedness repayment obligations.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures.

Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, borrow under the Credit Facility or incur new indebtedness. The COVID-19 pandemic has caused deterioration in regional, national and international economic conditions and is a contributing factor to capital market volatility. Furthermore, the Federal Reserve is expected to raise interest rates in the near term, which would increase our cost of capital and impact our results of operations. Our ability to timely refinance and replace our indebtedness, on attractive terms or at all, will be significantly influenced by the economic and capital market conditions at the time of such refinancing. If we are unable to refinance our indebtedness on a timely basis or if attractive financing terms are not available to us, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

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

We are required to pay a substantial amount of rent pursuant to our Master Lease agreements with GLPI, which impacts free cash flow and could limit our ability to invest in our operations or seek additional development or strategic opportunities.

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, Belterra Casino Resort and Belterra Park (each an "OpCo," and collectively the "OpCos") from Gaming and Leisure Properties, Inc. ("GLPI"), pursuant to two triple net REIT Master Leases (the "Master Leases"). Current annual rent under the Master Leases is $104.7 million, with rental increases over time. The Master Leases also include substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

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

William S. Boyd, our Co-Executive Chair of the Board of Directors, together with his immediate family, beneficially owned approximately 26% of the Company's outstanding shares of common stock as of December 31, 2021. As such, the Boyd family has the ability to significantly influence our affairs, including electing the members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 2.    Properties

Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2021, some of our properties utilized leased property in their operations.

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

ITEM 3.    Legal Proceedings

See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 8, Commitments and Contingencies - Legal Matters."

ITEM 4.    Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BYD." On February 18, 2022, the closing sales price of our common stock on the NYSE was $68.41 per share. On that date, we had approximately 541 holders of record of our common stock and our directors and executive officers owned approximately 26% of the outstanding shares. There are no other classes of common equity outstanding.

Share Repurchase Program

On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million (the "2018 Plan"). On March 16, 2020, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300 million (the "2021 Plan"). There were 1.3 million shares repurchased during the year ended December 31, 2021. As of December 31, 2021, $280.6 million of repurchase authorization remained available under the 2021 Plan. The 2018 Plan has been fully depleted.

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2021 through October 31, 2021	—	$—	—	$361,387,399
November 1, 2021 through November 30, 2021	551,140	62.64	551,140	326,863,403
December 1, 2021 through December 31, 2021	758,807	60.96	758,807	280,605,375
Totals	1,309,947		1,309,947	$280,605,375

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

Our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to the Dow Jones U.S. Gambling Index ("Dow Jones GI"). The performance graph assumes that $100 was invested on December 31, 2016 in each of the Company's common stock, the S&P 400 and Dow Jones GI, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Dow Jones GI
December 2017	174.70	116.24	140.14
December 2018	104.40	103.36	97.24
December 2019	151.92	130.44	143.49
December 2020	217.78	148.26	128.65
December 2021	332.71	184.96	112.16

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. For the year ended December 31, 2019, and changes from the year ended December 31, 2019 to the year ended December 31, 2020, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. The properties were allowed to re-open on the dates indicated in the table in the Executive Overview below, subject to various health and safety measures, including occupancy limitations. While allowed to re-open, one of our properties in Las Vegas has remained closed to the public due to the current levels of the demand in the market and our cost containment efforts. No date has been set for re-opening this property.

We cannot predict whether we will be required to temporarily close some or all of our re-opened casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers are our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

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

Environmental, Social and Governance

We believe that our focus on environmental, social and governance ("ESG") issues are consistent with our values and an integral part of our success as a Company. Since our Company’s founding more than 45 years ago, we have followed a philosophy built upon sharing our success with others, treating every stakeholder of our Company with respect and integrity, and making sure that our home communities are better places because we are a part of them. Decades ago, we made this commitment a defined part of our Company’s mission statement, pledging it was our mission to provide opportunities for all while we support and enhance our communities.

We have committed ourselves to a comprehensive effort to help protect the environment and meaningfully reduce our consumption of natural resources across our nationwide operations. Through these efforts, we strive to find ways to reduce our carbon footprint, lower water stress on our communities and reduce the amount of waste sent to the landfills, helping ensure the health of our shared environment for future generations.

We know that our long-term success is intertwined with healthy and vibrant communities. We invest in our communities accordingly, contributing millions of dollars each year to thousands of non-profit organizations across the United States. When crises like pandemics or natural disasters strike our communities, we support our neighbors and team members in need.

We strive to be an employer of choice, creating a workplace environment that embraces diversity and inclusion, where team members of every background have the ability to realize their full potential and build a rewarding career with us. The Company has a Chief Diversity Officer who oversees the Boyd Gaming Diversity Council, as well as 17 property-level diversity committees across seven states. These committees are tasked with promoting diversity and inclusion across our workplaces nationwide, as well as the successful execution of our Company’s diversity goals.

We are committed to promoting responsible gaming throughout our operations, and to helping provide assistance to those who experience harm from gambling.  We provide financial support to problem gambling and responsible gaming organizations across the country; require all employees to participate in annual responsible gaming awareness training; and post prominent signage throughout our properties providing problem gambling helpline information.

To fulfill our commitment to our shareholders to operate with the highest level of integrity and respect, we follow a robust set of corporate governance policies and procedures and have assembled an experienced Board of Directors that shares our commitment.

EXECUTIVE OVERVIEW

Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975.

As of December 31, 2021, we operate 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have geographically diversified gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as an operating segment. For financial reporting purposes, we aggregate our wholly owned properties into the following three reportable segments:

		Closure Date	Re-open Date
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
The Orleans Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada	3/18/2020	6/4/2020
Suncoast Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Eastside Cannery Casino and Hotel	Las Vegas, Nevada	3/18/2020	TBD
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada	3/18/2020	6/4/2020
Cannery Casino Hotel	North Las Vegas, Nevada	3/18/2020	6/4/2020
Jokers Wild	Henderson, Nevada	3/18/2020	6/4/2020
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Fremont Hotel & Casino	Las Vegas, Nevada	3/18/2020	6/4/2020
Main Street Station Hotel and Casino	Las Vegas, Nevada	3/18/2020	9/8/2021
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois	3/16/2020	7/1/2020*
Belterra Casino Resort	Florence, Indiana	3/16/2020	6/15/2020
Blue Chip Casino Hotel Spa	Michigan City, Indiana	3/16/2020	6/15/2020
Diamond Jo Casino	Dubuque, Iowa	3/17/2020	6/1/2020
Diamond Jo Worth	Northwood, Iowa	3/17/2020	6/1/2020
Kansas Star Casino	Mulvane, Kansas	3/18/2020	5/23/2020
Amelia Belle Casino	Amelia, Louisiana	3/17/2020	5/27/2020
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana	3/17/2020	5/20/2020
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana	3/17/2020	5/20/2020
Sam's Town Shreveport	Shreveport, Louisiana	3/17/2020	5/27/2020
Treasure Chest Casino	Kenner, Louisiana	3/17/2020	5/20/2020
IP Casino Resort Spa	Biloxi, Mississippi	3/17/2020	5/21/2020
Sam's Town Hotel and Gambling Hall Tunica	Tunica, Mississippi	3/17/2020	5/21/2020
Ameristar Casino * Hotel Kansas City	Kansas City, Missouri	3/17/2020	6/1/2020
Ameristar Casino * Resort * Spa St. Charles	St. Charles, Missouri	3/17/2020	6/1/2020
Belterra Park	Cincinnati, Ohio	3/14/2020	6/19/2020
Valley Forge Casino Resort	King of Prussia, Pennsylvania	3/13/2020	6/26/2020**

*Par-A-Dice was temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021.

**Valley Forge was temporarily closed on December 12, 2020 and subsequently re-opened on January 4, 2021.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment. Lattner's operations were suspended on March 16, 2020, resumed on July 1, 2020, temporarily closed on November 20, 2020 and subsequently re-opened on January 16, 2021. The Midwest & South segment results also include our online sportsbook and gaming businesses, including those developed in partnership with FanDuel Group and other market access agreements.

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

Our industry is capital-intensive and we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, and pay income taxes and dividends.

Our Strategy

Our overriding strategy is to increase stakeholder value by pursuing strategic initiatives that improve and grow our business.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2021	2020
Total revenues	$3,369.8	$2,178.5
Operating income	900.1	14.3
Net income (loss)	463.8	(134.7)

Total Revenues

Total revenues increased $1,191.3 million, or 54.7%, for 2021 as compared to 2020 due primarily to the COVID-19 property closures that began in mid-March 2020 and extended through most of second quarter 2020 (the "Property Closures") and increased revenues from our online gaming initiatives.

Operating Income

In 2021, our operating income increased $885.8 million as compared to 2020 primarily due to the impact of the Property Closures on our prior year financial results, including an intangible asset impairment charge of $174.7 million in 2020. After the property re-openings, the Company implemented a strategic shift in its operating model to focus on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, allowing us to flow a higher percentage of our revenues to the bottom line.

Net Income (Loss)

For the year ended December 31, 2021, net income was $463.8 million, compared with net loss of $134.7 million for the corresponding period of the prior year. This increase was primarily attributable to the $885.8 million increase in operating income, as discussed above. The increase is offset by (i) a $93.4 million increase in loss on early extinguishments and modifications of debt due to the retirement of the $750 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Notes") in June 2021, the retirement of the $700 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Notes") in June 2021 and the retirement of $300 million aggregate principal amount of our 8.625% Senior Notes due 2025 ("8.625% Notes") in November 2021, and (ii) an increase to the income tax provision of $176.4 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 80% and 81% of our revenues for 2021 and 2020, respectively. Food & beverage revenues, room revenues and other revenues separately contributed less than 10% of revenues during each year.

	Year Ended December 31,
(In millions)	2021	2020
REVENUES
Gaming	$2,705.5	$1,775.3
Food & beverage	230.0	178.9
Room	154.2	105.0
Other	280.1	119.3
Total revenues	$3,369.8	$2,178.5

COSTS AND EXPENSES
Gaming	$999.5	$734.3
Food & beverage	192.3	182.7
Room	57.6	53.2
Other	183.0	67.0
Total costs and expenses	$1,432.4	$1,037.2

MARGINS
Gaming	63.1%	58.6%
Food & beverage	16.4%	(2.1)%
Room	62.6%	49.3%
Other	34.7%	43.8%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $930.2 million, or 52.4%, increase in gaming revenues during 2021 as compared to the prior year, was primarily due to the impact of the Property Closures on the prior year results. Gaming margins were enhanced by effectively yielding the casino floor while maintaining a focus on costs under our revised operating model.

Food & Beverage

Food & beverage revenues increased $51.2 million, or 28.6%, during 2021 as compared to prior year. Due to the Property Closures in the prior year, food & beverage venues were only open for nine and a half months on average during the year ended December 31, 2020. Overall food & beverage margins increased from the prior year, as we effectively maximized the contributions realized from the outlets as reflected by an increase in average check of 11.5%, while cost per cover declined by 11.2%.

Room

Room revenues increased $49.2 million, or 46.9%, in 2021 compared to 2020 due primarily to the lifting of operating restrictions and increase in visitation from prior year. Overall room margins increased to 62.6% in the current year from 49.3% in the prior year, due primarily to a 15.7% decrease in cost per room along with a 14.2% increase in average daily rate.

Other

Other revenues relate to patronage visits at the amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues, and revenue share payments received from our on-line gaming partners. Other revenues increased by $160.8 million, or 134.8%, during 2021 as compared to the prior year, primarily due to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners. These increases were partially offset by the limited entertainment offerings after property re-openings. Corresponding year-over-year increases in other expense reflect primarily the gaming taxes paid on behalf of our online partners.

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

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with generally accepted accounting principles ("GAAP"), provides our investors a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes and facilities comparisons between us and our competitors. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Year Ended December 31,
(In millions)	2021	2020
Total revenues
Las Vegas Locals	$886.1	$562.0
Downtown Las Vegas	155.8	94.5
Midwest & South	2,327.9	1,522.0
Total revenues	$3,369.8	$2,178.5

Adjusted EBITDAR (1)
Las Vegas Locals	$473.2	$198.7
Downtown Las Vegas	51.3	1.1
Midwest & South	927.0	480.5
Corporate expense	(85.5)	(70.4)
Adjusted EBITDAR	$1,366.0	$609.9

(1) Refer to Note 13, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Adjusted EBITDAR to operating income, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues increased $324.1 million, or 57.7%, during 2021 as compared to the prior year, reflecting revenue increases in all departmental categories. Gaming revenue was the driving factor, increasing by $265.3 million, followed by an increase in room revenue of $26.1 million, other revenue of $17.4 million and food & beverage revenue of $15.2 million from the prior year period. The increase in these departmental categories is primarily due to the Property Closures in second quarter 2020.

Adjusted EBITDAR increased $274.4 million, or 138.1%, during 2021 as compared to the prior year, primarily due to a strategic shift in the Company's operating model when operations resumed following the Property Closures.

Downtown Las Vegas

Total revenues increased $61.3 million, or 64.9%, during 2021 as compared to the prior year. Gaming revenues increased by $47.1 million, followed by increases in food & beverage revenue of $9.5 million and room revenue of $5.7 million, as compared to prior year. The increase in these departmental categories is primarily due to the Property Closures in second quarter 2020 along with the reopening of Main Street Station Hotel and Casino in September 2021.

Adjusted EBITDAR increased $50.2 million during 2021 as compared to the prior year, primarily due to a strategic shift in the Company's operating model when operations resumed following the Property Closures.

Midwest & South

Total revenues increased $806.0 million, or 53.0%, in 2021 as compared to 2020, reflecting revenue increases in all departmental categories. Gaming revenue was the driving factor, increasing by $617.8 million, followed by an increase in other revenue of $144.3 million, food & beverage revenue of $26.5 million and room revenue of $17.4 million, from the prior year period. The increase in these departmental categories is due to the Property Closures in second quarter 2020. In addition, increases in other revenue are attributable to our online gaming initiatives.

Adjusted EBITDAR increased $446.5 million, or 92.9%, in 2021 as compared to 2020, primarily due to a strategic shift in the Company's operating model when operations resumed following the Property Closures and contributions from our online gaming initiatives.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2021	2020
Selling, general and administrative	$366.2	$350.4
Master lease rent expense	104.7	101.9
Maintenance and utilities	126.1	115.1
Depreciation and amortization	267.8	281.0
Corporate expense	117.7	76.1
Project development, preopening and writedowns	31.8	(0.7)
Impairment of assets	8.2	174.7
Other operating items, net	14.8	28.6

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of total revenues, were 10.9% and 16.1% for 2021 and 2020, respectively. In 2020, selling, general and administrative expenses, as a percentage of total revenues, were higher due to the significant reduction in revenues as a result of the Property Closures along with the continued fixed costs incurred during the closure period. In addition, as operations resumed after the Property Closures, the Company changed its operating model and has continued to focus on disciplined and targeted marketing spend.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by those properties subject to a master lease agreement with a real estate investment trust. Master lease rent expense, as a percentage of total revenues, was 3.1% and 4.7% for 2021 and 2020, respectively. The higher master lease rent expense, as a percentage of total revenues, in 2020 is due to the significant reduction in revenue as a result of the Property Closures.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of total revenues, were 3.7% and 5.3% for 2021 and 2020, respectively. In 2020, maintenance and utilities expenses, as a percentage of total revenues, were higher due to the significant reduction in revenues as a result of the Property Closures.

Depreciation and Amortization

Depreciation and amortization expense, as a percentage of total revenues, was 7.9% and 12.9% for 2021 and 2020, respectively. The decline in 2021 from 2020, is primarily driven by a $6.7 million decrease in intangible asset amortization as our customer relationships intangible assets are amortized using an accelerated method. The dollar amount of property and equipment depreciation expense remained consistent from period to period therefore the remaining percentage decrease is attributable to the revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.5% of total revenues for both 2021 and 2020. The dollar amount of corporate expense increased in 2021 as compared to the prior year primarily due to higher share-based compensation expense. Such expenses were lower in 2020 due to the impact of the COVID-19 pandemic on estimated achievement levels related to performance share grants.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred; and (iii) asset write-downs. Such costs are generally non-recurring in nature and vary from period to period as the volume of underlying activities fluctuates. The project development, preopening and writedowns expense in 2021 primarily relates to the following: (i) $15.0 million termination fee paid to exit an agreement; (ii) $8.5 million write-off of certain abandoned capital projects; (iii) $1.7 million of development costs related to Wilton Rancheria; and (iv) $2.1 million of preopening expenses. The project development, preopening and writedowns expense in 2020 reflects the net gain realized on the sale of the Eldorado Casino in December 2020, less Wilton Rancheria development costs of $6.2 million and the write off of a non-operating asset for $3.9 million.

Impairment of Assets

Impairment of assets in 2021 includes non-cash impairment charges of $2.4 million for trademarks and $5.8 million for operating right-of-use assets in our Las Vegas Locals segment.

Impairment of assets in 2020 includes non-cash impairment charges of $10.5 million for trademarks and $22.6 million for goodwill in our Las Vegas Locals segment and non-cash impairment charges of $10.0 million for trademarks, $42.2 million for gaming license rights and $89.4 million for goodwill in our Midwest & South segment.

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including direct costs, such as severance payments to separated employees, associated with the Property Closures, expenses arising from natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During 2021, $10.7 million of other operating items, net, related to non-recurring employee bonus payments and $2.8 million related to non-recurring costs associated with the hurricanes that impacted our Louisiana and Mississippi properties. During 2020, other operating items, net, included $23.1 million of incremental, non-recurring costs associated with the Property Closures and $5.4 million related to non-recurring costs associated with the hurricanes that impacted our Louisiana and Mississippi properties.

Other Expense (Income)

Interest Expense, net

	Year Ended December 31,
(In millions)	2021	2020
Interest Expense, net	$197.6	$228.6
Average Long-Term Debt Balance (1)	3,582.6	4,236.0
Loss on Early Extinguishments and Modifications of Debt	95.2	1.8
Weighted Average Interest Rates	5.0%	4.9%

Mix of Debt at Year End
Fixed rate debt	71.7%	77.3%
Variable rate debt	28.3%	22.7%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, decreased $31.0 million, or 13.5%, from 2020 to 2021 primarily due to a decrease in the average long-term debt balance of $653.4 million, which is driven by the following: (i) full repayment of the outstanding balance on the Revolving Credit Facility in third quarter 2020; (ii) retirements of the 6.375% Notes and the 6.000% Notes in June 2021 and a partial redemption of the 8.625% Notes in November 2021; (iii) $90.0 million repayment on the Term A Loan in October 2020, offset by (iv) the issuance of the $900 million aggregate principal amount of 4.750% Senior notes due 2031 ("4.750% Notes due 2031") in June 2021 and (v) issuance of the 8.625% Notes in May 2020.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In millions)	2021	2020
6.375% Senior Notes premium and consent fees paid	$23.9	$—
6.375% Senior Notes deferred finance charges written off	6.4	—
6.000% Senior Notes premium and consent fees paid	28.0	—
6.000% Senior Notes deferred finance charges written off	7.2	—
8.625% Senior Notes premium and consent fees paid	25.9	—
8.625% Senior Notes deferred finance charges written off	3.7	—
Boyd Gaming Credit Facility debt modification fees paid	0.1	1.0
Amendment No. 3 and 4 debt modification fees paid	—	0.8
Total loss on early extinguishments and modifications of debt	$95.2	$1.8

Income Taxes

The effective tax rate on income from continuing operations during 2021 and 2020 was 23.2% and 21.2%, respectively. Our effective tax rate for 2021 and 2020 was unfavorably impacted by certain nondeductible expenses, including non-deductible compensation and employee benefits which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. Our effective tax rate for 2021 was unfavorably impacted by state taxes. Our effective tax rate for 2020 was favorably impacted by state audit settlements.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $344.6 million and $519.2 million at December 31, 2021 and 2020, respectively. In addition, we held restricted cash balances of $12.6 million and $15.8 million at December 31, 2021 and 2020, respectively. Our working capital deficit at December 31, 2021 was $49.2 million and our working capital surplus at December 31, 2020 was $126.3 million.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2021	2020
Net cash provided by operating activities	$1,010.4	$289.0

Cash flows from investing activities
Capital expenditures	(199.5)	(175.0)
Cash paid for acquisitions, net of cash received	—	(11.2)
Insurance proceeds received from hurricane losses	63.2	—
Proceeds received from disposition of assets	—	15.1
Other investing activities	6.7	—
Net cash used in investing activities	(129.6)	(171.1)

Cash flows from financing activities
Net borrowings (payments) under bank credit facility	(28.3)	(409.4)
Proceeds from issuance of senior notes	900.0	600.0
Retirement of senior notes	(1,750.0)	—
Premium and consent fees	(77.7)	—
Debt financing costs, net	(14.5)	(17.4)
Shares repurchased and retired	(80.8)	(11.1)
Dividends paid	—	(7.8)
Share-based compensation activities, net	(5.7)	(5.4)
Other financing activities	(1.7)	(2.2)
Net cash provided by (used in) financing activities	(1,058.7)	146.7
Increase (decrease) in cash, cash equivalents and restricted cash	$(177.9)	$264.6

Cash Flows from Operating Activities

During 2021 and 2020, we generated net operating cash flow of $1.0 billion and $289.0 million, respectively. Generally, operating cash flows increased $721.4 million during 2021 compared to 2020 due to negative impact of the Property Closures on the prior year cash flows, increased cash flow in the current year due to the strategic shift of the Company's operating model and timing of working capital spend.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2021, we incurred net cash outflows for investing activities of $129.6 million comprised of capital expenditure spending of $199.5 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $63.2 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Wilton Rancheria project.

During 2020, we incurred net cash outflows for investing activities of $171.1 million. Our cash outflows for investing activities include capital expenditures of $175.0 million which primarily relate to the purchase of real estate and property and equipment, including information technology purchases for new software and $11.2 million for acquisition-related costs. The proceeds received from the disposition of assets include the proceeds from the sale of Eldorado.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

In 2021, our net cash outflows from financing activities totaled $1.1 billion. In 2020, our net cash inflows for financing activities totaled $146.7 million.

The net cash outflows for financing activities in 2021 reflect primarily the full retirement of the 6.375% Notes and the 6.000% Notes, the partial retirement of the 8.625% Notes, the payment of associated premium and consent fees related to the retirements, the quarterly payments on our Term Loans, the repurchasing of outstanding common stock under our share repurchase program and the payment of debt issuance costs. The inflows for 2021 reflect the issuance of the 4.750% Notes due 2031.

The net cash inflows for financing activities in 2020 reflect primarily the proceeds received for the issuance of our 8.625% Notes, which were used for general corporate purposes, including working capital and to pay fees and expenses related to the offering. The outflows in 2020 reflect the use of excess cash to reduce our outstanding debt, repurchase outstanding common stock under our share repurchase program and pay cash dividends to our shareholders.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,	Increase /
(In millions)	2021	2020	(Decrease)
Bank credit facility	$867.9	$896.2	$(28.3)
6.375% senior notes due 2026	—	750.0	(750.0)
6.000% senior notes due 2026	—	700.0	(700.0)
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	300.0	600.0	(300.0)
4.750% senior notes due 2031	900.0	—	900.0
Other	1.5	3.6	(2.1)
Total long-term debt	3,069.4	3,949.8	(880.4)
Less current maturities	41.7	30.7	11.0
Long-term debt, net of current maturities	$3,027.7	$3,919.1	$(891.4)

The amount of current maturities includes certain non-extending balances scheduled to be repaid within the next twelve months under the bank credit facilities.

Bank Credit Facility

Credit Agreement

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	118.2	133.8
Refinancing Term B Loans	749.7	762.4
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$867.9	$896.2

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility and no borrowings on the Revolving Credit Facility and the Swing Loan at December 31, 2021, the remaining contractual availability was $1,019.5 million after consideration of $14.2 million allocated to support various letters of credit.

The Company is party to a Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Boyd Credit Agreement"), governing its senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan A facility (the "Term A Loan") and senior secured term loan B facility (the "Refinancing Term B Loan," and collectively with the Revolving Credit Facility and the Term A Loan, the "Credit Facility"). The Boyd Credit Agreement includes, for the benefit of the Revolving Credit Facility and the Term A Loan, certain financial covenants, including a maximum total net leverage ratio covenant, a maximum secured net leverage ratio covenant and a minimum interest coverage ratio covenant (collectively, the "Financial Covenants").

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

On May 25, 2021, the Company entered into an Amendment No. 5 to the Boyd Credit Agreement (the "Amendment No. 5") among the Company, certain direct and indirect subsidiary guarantors of the Company, Bank of America, N.A., as administrative agent, and certain other financial institutions party thereto as lenders. Amendment No. 5 modifies the Boyd Credit Agreement to remove certain of the limitations imposed between March 31, 2020 and June 30, 2021 (the "Covenant Relief Period") by a prior amendment on (i) the Company’s ability to refinance debt previously incurred under the ratio debt basket and (ii) the Company’s ability to repay junior secured or unsecured indebtedness, such that, during the Covenant Relief Period, subject to certain limitations, including the achievement of a total net leverage ratio of 5.50 to 1.00 on a pro forma basis, the absence of events of default, pro forma compliance with financial covenants (to the extent applicable during the covenant relief period), the use of no more than $200 million of proceeds of borrowings under the revolving credit facility under the Boyd Credit Agreement for such purpose and no use of any cash or cash equivalents held in casino cages for such purpose, the Company may repay junior secured or unsecured indebtedness with cash on hand and borrowings under such revolving credit facility.

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2020, payable on a quarterly basis, increasing to 10.00% per year for the fiscal quarter ended June 30, 2021 and September 30, 2021 and 20.00% per year for the fiscal quarter ended December 31, 2021 and thereafter, (ii) the loans under the Refinancing Term B Loans amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing June 30, 2017, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Boyd Credit Agreement, to prepay loans outstanding under the Credit Facility.

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

The "base rate" under the Boyd Credit Agreement remains the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.

The blended interest rate for outstanding borrowings under for the Credit Facility was 2.3% at December 31, 2021 and 2.5% at December 31, 2020.

Amounts outstanding under the Credit Facility may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions.

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

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million, plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Boyd Credit Agreement) would not exceed  4.25 to  1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Boyd Credit Agreement), in each case, subject to the satisfaction of certain conditions.

Senior Notes

We currently have three issuances of senior notes (the “Senior Notes”) that are outstanding as described below.

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

In conjunction with the issuance of the 4.750% Notes due 2031, we incurred approximately $14.0 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Notes due 2031 using the effective interest method.

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

On November 5, 2021 the Company issued a notice of partial redemption (the "Notice of Partial Redemption") pursuant to the indenture, dated as of May 21, 2020 (the "8.625% Indenture"), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee, governing its 8.625% Notes. The Company redeemed $300 million of its outstanding 8.625% Notes on November 15, 2021 using cash on hand at a redemption price that was calculated pursuant to the formula set forth in the 8.625% Indenture governing the Notes.

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

Redemption of  6.000% Senior Notes due August 2026

On June 9, 2021, we redeemed all of our 6.000% Notes at a redemption price of 103.993% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Notes due 2031 and cash on hand. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Redemption of 6.375% Senior Notes due April 2026

On June 9, 2021, we redeemed all of our 6.375% Notes at a redemption price of 103.188% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Notes due 2031. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Senior Notes Restrictive Covenants

Each of the Senior Notes contains certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the respective notes to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the respective indenture), we will be required, unless certain conditions are met, to offer to repurchase the Senior Notes at a price equal to  101% of the principal amount of the Senior Notes, plus accrued and unpaid interest and Additional Interest (as defined in the respective indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the Senior Notes.

Other Notes

On October 15, 2018, Boyd (Ohio) PropCo, LLC ("Boyd PropCo"), a subsidiary of Boyd, acquired the real estate associated with Belterra Park in Cincinnati, Ohio, utilizing mortgage financing from Gold Merger Sub, a wholly owned subsidiary of Gaming and Leisure Properties, Inc. ("GLPI"). The total mortgage payable to Gold Merger Sub was $57.7 million.

On May 6, 2020, we entered into an agreement with Gold Merger Sub for its acquisition of Boyd PropCo (the "Merger"), with the Merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo via the Merger, which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the real estate by us in satisfaction of the mortgage executed in connection with GLPI’s initial financing of our acquisition of the real estate in October 2018.

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the real estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the Belterra Park Note. As a result of the Merger, Gold Merger Sub became the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the mortgage received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLP Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLPI, subject to the prior receipt of all required governmental approvals. As a result of the transaction, the Company recorded an operating lease right-of-use asset and operating lease liability of $40.9 million on the consolidated balance sheet as of the transaction date. The operating lease right-of-use asset and operating lease liability were valued by utilizing a discount rate of 11.1% and a maturity date of April 30, 2031. For the year ended December 31, 2021, the cost and operating cash flow outflow related to the lease was $5.9 million.

Covenant Compliance

As of December 31, 2021, we believe that we were in compliance with the financial and other covenants contained in our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2022	$41.7
2023	827.7
2024	—
2025	300.0
2026	—
Thereafter	1,900.0
Total outstanding principal of long-term debt	$3,069.4

Guarantor Financial Information

In connection with the issuance of our 6.375% Notes, 6.000% Notes, 4.750% Notes, 8.625% Notes and 4.750% Notes due 2031 (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. On June 9, 2021 the 6.375% Notes and the 6.000% Notes were redeemed.

Summarized combined balance sheet information for the parent company and the Guarantors are as follows:

	December 31,
(In millions)	2021	2020
Current assets	$487.7	$637.2
Noncurrent assets	10,158.4	9,508.2
Current liabilities	538.1	494.3
Noncurrent liabilities	4,138.4	4,908.1

Summarized combined results of operations for the parent company and the Guarantors are as follows:

Year Ended
(In millions)	December 31, 2021
Revenues	$3,430.3
Operating income	1,704.7
Income before income taxes	1,408.5
Net income	1,264.9

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

On March 25, 2020, the Company announced that the cash dividend program had been suspended to help mitigate the financial impact of the COVID-19 pandemic. On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program and has declared a quarterly dividend of $0.15 per share, to be paid April 15, 2022, to shareholders of record as of March 15, 2022.

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

On December 12, 2018, our Board of Directors authorized a share repurchase program of $100 million (the "2018 Plan"). On March 16, 2020, at which time $61.4 million remained available under the 2018 Plan, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300 million (the "2021 Plan") and repurchases under the program resumed. We are not obligated to purchase any shares under our stock repurchase program. There were 1.3 million shares and 0.7 million shares repurchased during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we are authorized to repurchase up to an additional $280.6 million shares of our common stock under the 2021 Plan. The 2018 Plan is fully depleted.

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

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties to maintain our quality standards ranges from between $240 million and $260 million. We intend to fund such capital expenditures through cash on hand, our credit facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We expect to spend an additional $50 million during 2022 on our projects to build a new land-based facility to replace the Treasure Chest riverboat casino in Kenner, Louisiana, and to renovate and expand the Fremont casino in downtown Las Vegas.

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2021:

	Year Ending December 31,
(In millions)	Total	2022	2023	2024	2025	2026	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Bank credit facility	$867.9	$40.5	$827.4	$—	$—	$—	$—
4.750% senior notes due 2027	1,000.0	—	—	—	—	—	1,000.0
8.625% senior notes due 2025	300.0	—	—	—	300.0	—	—
4.750% senior notes due 2031	900.0	—	—	—	—	—	900.0
Other	1.5	1.2	0.3	—	—	—	—
Total long-term debt	3,069.4	41.7	827.7	—	300.0	—	1,900.0

Interest on Fixed Rate Debt	773.9	116.2	116.2	116.1	101.0	90.3	234.1

Interest on Variable Rate Debt (1)	33.5	19.4	14.1	—	—	—	—

Operating Leases - Master Leases	447.2	105.2	105.2	105.2	105.2	26.4	—

Operating Leases - Other	393.0	18.7	17.3	16.5	14.5	14.7	311.3

Purchase Obligations (2)	75.1	32.7	18.5	13.5	3.9	2.9	3.6

TOTAL CONTRACTUAL OBLIGATIONS	$4,792.1	$333.9	$1,099.0	$251.3	$524.6	$134.3	$2,449.0

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2021. Estimated interest payments for variable-rate debt are based on rates at December 31, 2021.

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

Outstanding Letters of Credit

At December 31, 2021, we had outstanding letters of credit totaling $14.2 million.

Other Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; valuation of indefinite-lived intangible assets; valuation of goodwill; accounting for leases; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

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

Recoverability of Long-Lived Assets

Our long-lived assets were carried at $2.4 billion at December 31, 2021, or 38.5% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the sales comparison, cost and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however, the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

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

The income approach focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected undiscounted net cash flows attributable to the asset over its life and converting these expected net cash flows to present value through capitalization or discounting. The process uses a rate of return that accounts for both the time value of money and risk factors. There are two common methods for converting expected income into value. Those methods are the direct capitalization and discounted cash flow methods ("DCF"). Direct capitalization is a method used to convert an estimate of a single year's income expectancy into an indication of value in one direct step by dividing the income estimate by an appropriate capitalization rate. Under the DCF method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a specific internal rate of return or a yield rate, because net operating income of the subject property is not fully stabilized.

Estimates of expected cash flows are, by their nature, subjective and actual results may differ materially from our estimates, potentially resulting in an impairment charge in a future period.

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

Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this discounted cash flow model were forecasted for five years and a terminal value calculated using a model which divides the normalized cash flow stream by a capitalization rate. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows and the terminal value were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows was then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to income tax regulations) to arrive at the recommended fair values for the trademarks and trade names.

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. We utilized this option for our 2021 annual impairment test for certain of our indefinite-lived intangible assets. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment by performing a qualitative ("step zero") analysis for our indefinite-lived intangibles to determine if it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We solicit third party valuation expertise to assist in the valuation of those indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment test, performed as of October 1, 2021, resulted in a trademark impairment charge of $2.4 million.

We evaluate whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2021. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

Valuation of Goodwill

The authoritative guidance related to goodwill impairment requires goodwill to be tested for impairment at the reporting unit level at least annually. The guidance permits an entity to make a qualitative assessment, referred to as "Step Zero," of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the carrying value of the goodwill is considered impaired, a loss is measured as the excess of the reporting unit's carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit.

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

The two methodologies were weighted 75.0% toward the income approach and 25.0% toward the market approach, to arrive at an overall fair value. At October 1, 2021, the fair value of our reporting units exceeded their carrying value. At December 31, 2021, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2021.

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

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

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

We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured. Generally, "reasonably assured" relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The determination of the expected term could also materially impact our lease liabilities.

The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of the lease right-of-use asset and related long-lived assets.

Our review performed during the fourth quarter of 2021, resulted in an operating lease right-of-use asset impairment charge of $5.8 million.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$1.2	$0.3	$—	$300.0	$—	$1,900.0	$2,201.5	$2,261.3
Average interest rate	5.3%	5.3%	5.3%	5.0%	4.8%	4.8%	5.3%
Variable-rate	$40.5	$827.4	$—	$—	$—	$—	$867.9	$866.8
Average interest rate	2.3%	2.3%	—%	—%	—%	—%	2.3%

As of December 31, 2021, our long-term variable-rate borrowings represented approximately 28.3% of total long-term debt. Based on December 31, 2021 debt levels, a 100-basis-point change in interest rate would cause our annual interest costs to change by approximately $8.7 million.

The following table provides other information about our long-term debt:

	December 31, 2021
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Bank credit facility	$867.9	$859.1	$866.8
4.750% senior notes due 2027	1,000.0	988.3	1,023.8
8.625% senior notes due 2025	300.0	295.9	320.3
4.750% senior notes due 2031	900.0	886.8	915.7
Other	1.5	1.5	1.5
Total long-term debt	$3,069.4	$3,031.6	$3,128.1

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2021. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2021 are filed as part of this Report:

The accompanying audited consolidated financial statements of Boyd Gaming Corporation have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill and Indefinite-Lived Intangibles—Refer to Notes 1, 3 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Similarly, the Company’s evaluation of indefinite-lived intangible assets, including gaming licenses and trademarks, for impairment involves the comparison of the fair value of each gaming license and trademark to its carrying value. Additionally, ASC 350 – Intangibles – Goodwill and Other, permits a qualitative assessment of whether it is more likely than not that a reporting unit or indefinite-lived intangible asset has a fair value less than its carrying value. As of December 31, 2021, the carrying value of goodwill, gaming licenses, and trademarks was $971.3 million, $1,121.8 million, and $176.8 million, respectively.

The determination of these fair values requires management to make significant assumptions and estimates including, the selection of discount rates, guideline publicly-traded companies, and valuation multiples derived from the operating data of the selected guideline publicly-traded companies as well as projections of future cash flows. Additionally, a qualitative assessment requires management to make significant assumptions and estimates including evaluating relevant events and circumstances that could affect the fair value of the Company’s reporting units and indefinite-lived intangible assets.

Therefore, auditing these fair values and qualitative assessments involved a high degree of judgment and subjectivity, including the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projections of future cash flows, the selection of discount rates, guideline publicly-traded companies, and valuation multiples used in the determination of the fair value of reporting units and indefinite-lived intangible assets, and the qualitative assessment of other relevant events and circumstances that could affect the fair value of the Company’s reporting units and indefinite-lived intangible assets included the following:

•  We tested the effectiveness of controls related to management’s projections of future cash flows, the selection of discount rates, guideline publicly-traded companies, and valuation multiples as well as the qualitative assessment of other relevant events and circumstances.

•  We evaluated management’s ability to accurately project future cash flows by comparing historical projections with actual performance.

•  We evaluated the reasonableness of management’s projections of future cash flows by: 1) comparing projections of future cash flows to internal communications to management and the Board of Directors and projected information from Company press releases, analyst and industry reports, and selected guideline publicly-traded companies; 2) considering the impact of changes in the competitive and regulatory environment on management’s projections; and 3) assessing the reasonableness of strategic plans incorporated by management into the projections.

•  We evaluated the reasonableness of management’s qualitative assessment of other relevant events and circumstances that could affect the fair value of the Company’s reporting units and indefinite-lived intangible assets including: 1) comparing actual results and changes in projected financial performance and trends to assumptions and estimates used in prior period impairment assessments; 2) assessing the impact of industry and market trends; and 3) comparing trends in discount rates and valuation multiples to assumptions and estimates used in prior period impairment assessments.

•  With the assistance of our valuation specialists, we evaluated the selection of discount rates, guideline publicly-traded companies, and valuation multiples, by: 1) assessing the valuation methodology and market-based information underlying these assumptions and estimates, including testing the mathematical accuracy of the calculations; 2) developing a range of independent assumptions and estimates and comparing those to the discount rates and valuation multiples selected by management; and 3) evaluating historical operating trends and profitability and assessing the impact of uncertainty in management’s projections of future cash flows on these assumptions and estimates.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 28, 2022

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$344,557	$519,182
Restricted cash	12,571	15,817
Accounts receivable, net	89,483	53,456
Inventories	20,090	22,616
Prepaid expenses and other current assets	41,102	39,198
Income taxes receivable	—	8
Total current assets	507,803	650,277
Property and equipment, net	2,394,184	2,525,887
Operating lease right-of-use assets	884,241	928,814
Other assets, net	98,234	100,510
Intangible assets, net	1,368,420	1,382,173
Goodwill, net	971,287	971,287
Total assets	$6,224,169	$6,558,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$102,031	$96,863
Current maturities of long-term debt	41,673	30,740
Accrued liabilities	412,945	396,419
Income tax payable	393	—
Total current liabilities	557,042	524,022
Long-term debt, net of current maturities and debt issuance costs	2,989,921	3,866,743
Operating lease liabilities, net of current portion	815,974	848,825
Deferred income taxes	264,912	131,052
Other liabilities	57,574	64,363
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 111,303,140 and 111,830,857 shares outstanding	1,113	1,118
Additional paid-in capital	827,725	876,433
Retained earnings	710,088	246,242
Accumulated other comprehensive income (loss)	(180)	150
Total stockholders' equity	1,538,746	1,123,943
Total liabilities and stockholders' equity	$6,224,169	$6,558,948

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Revenues
Gaming	$2,705,523	$1,775,358	$2,483,293
Food & beverage	230,045	178,878	447,853
Room	154,180	104,968	237,187
Other	280,062	119,286	157,786
Total revenues	3,369,810	2,178,490	3,326,119
Operating costs and expenses
Gaming	999,528	734,254	1,116,448
Food & beverage	192,334	182,666	412,949
Room	57,627	53,208	110,680
Other	182,991	66,960	96,140
Selling, general and administrative	366,156	350,358	459,583
Master lease rent expense	104,702	101,907	97,723
Maintenance and utilities	126,115	115,097	154,673
Depreciation and amortization	267,787	281,031	276,569
Corporate expense	117,675	76,143	105,139
Project development, preopening and writedowns	31,815	(661)	21,728
Impairment of assets	8,200	174,700	—
Other operating items, net	14,776	28,564	1,919
Total operating costs and expenses	2,469,706	2,164,227	2,853,551
Operating income	900,104	14,263	472,568
Other expense (income)
Interest income	(1,819)	(1,900)	(1,858)
Interest expense, net of amounts capitalized	199,442	230,484	237,465
Loss on early extinguishments and modifications of debt	95,155	1,791	34,949
Other, net	3,387	(45,098)	(114)
Total other expense, net	296,165	185,277	270,442
Income (loss) before income taxes	603,939	(171,014)	202,126
Income tax benefit (provision)	(140,093)	36,314	(44,490)
Net income (loss)	$463,846	$(134,700)	$157,636

Basic net income (loss) per common share	$4.07	$(1.19)	$1.39
Weighted average basic shares outstanding	113,866	113,515	113,474

Diluted net income (loss) per common share	$4.07	$(1.19)	$1.38
Weighted average diluted shares outstanding	114,103	113,515	113,947

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income (loss)	$463,846	$(134,700)	$157,636
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(330)	680	535
Comprehensive income (loss)	$463,516	$(134,020)	$158,171

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2019	111,757,105	$1,118	$892,331	$253,357	$(1,065)	$1,145,741
Net income	—	—	—	157,636	—	157,636
Comprehensive income, net of tax	—	—	—	—	535	535
Stock options exercised	242,357	2	2,375	—	—	2,377
Release of restricted stock units, net of tax	358,361	4	(4,391)	—	—	(4,387)
Release of performance stock units, net of tax	270,960	3	(3,769)	—	—	(3,766)
Shares repurchased and retired	(1,086,675)	(12)	(28,033)	—	—	(28,045)
Dividends declared ($0.27 per share)	—	—	—	(30,051)	—	(30,051)
Share-based compensation costs	—	—	25,202	—	—	25,202
Balances, December 31, 2019	111,542,108	1,115	883,715	380,942	(530)	1,265,242
Net loss	—	—	—	(134,700)	—	(134,700)
Comprehensive income, net of tax	—	—	—	—	680	680
Stock options exercised	240,380	2	1,977	—	—	1,979
Release of restricted stock units, net of tax	469,765	5	(3,975)	—	—	(3,970)
Release of performance stock units, net of tax	261,200	3	(3,372)	—	—	(3,369)
Shares repurchased and retired	(682,596)	(7)	(11,114)	—	—	(11,121)
Share-based compensation costs	—	—	9,202	—	—	9,202
Balances, December 31, 2020	111,830,857	1,118	876,433	246,242	150	1,123,943
Net income	—	—	—	463,846	—	463,846
Comprehensive loss, net of tax	—	—	—	—	(330)	(330)
Stock options exercised	371,016	4	4,405	—	—	4,409
Release of restricted stock units, net of tax	349,231	3	(8,209)	—	—	(8,206)
Release of performance stock units, net of tax	61,983	1	(1,908)	—	—	(1,907)
Shares repurchased and retired	(1,309,947)	(13)	(80,769)	—	—	(80,782)
Share-based compensation costs	—	—	37,773	—	—	37,773
Balances, December 31, 2021	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$463,846	$(134,700)	$157,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	267,787	281,031	276,569
Amortization of debt financing costs and discounts on debt	11,172	12,095	9,227
Non-cash operating lease expense	45,599	55,578	31,524
Share-based compensation expense	37,773	9,202	25,202
Deferred income taxes	133,860	(31,643)	41,433
Non-cash impairment of assets	8,200	174,700	—
Gain on sale of assets	—	(13,888)	—
Loss on early extinguishments and modifications of debt	95,155	1,791	34,949
Other operating activities	10,356	4,183	2,645
Changes in operating assets and liabilities:
Accounts receivable, net	(36,027)	1,339	(315)
Inventories	2,526	(515)	(2,032)
Prepaid expenses and other current assets	(2,088)	5,892	(1,423)
Income taxes (receivable) payable, net	401	5,592	(296)
Other long-term tax assets, net	—	—	5,475
Other assets, net	(5,727)	(3,110)	(4,508)
Accounts payable and accrued liabilities	14,819	(29,639)	(1,052)
Operating lease liabilities	(45,599)	(55,578)	(31,524)
Other long-term tax liabilities	—	(3,840)	204
Other liabilities	8,358	10,542	5,278
Net cash provided by operating activities	1,010,411	289,032	548,992
Cash Flows from Investing Activities
Capital expenditures	(199,452)	(175,030)	(207,637)
Cash paid for acquisitions, net of cash received	—	(11,201)	(5,535)
Insurance proceeds received from hurricane losses	63,200	—	—
Proceeds received from disposition of assets	—	15,050	—
Other investing activities	6,672	—	(18,259)
Net cash used in investing activities	(129,580)	(171,181)	(231,431)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows from Financing Activities
Borrowings under bank credit facility	—	965,100	1,666,329
Payments under bank credit facility	(28,288)	(1,374,548)	(2,132,024)
Proceeds from issuance of senior notes	900,000	600,000	1,000,000
Retirement of senior notes	(1,750,000)	—	(750,000)
Premium and consent fees	(77,736)	—	(25,785)
Debt financing costs, net	(14,457)	(17,390)	(15,500)
Share-based compensation activities, net	(5,704)	(5,360)	(5,776)
Shares repurchased and retired	(80,782)	(11,121)	(28,045)
Dividends paid	—	(7,808)	(28,949)
Other financing activities	(1,735)	(2,173)	(565)
Net cash provided by (used in) financing activities	(1,058,702)	146,700	(320,315)
Change in cash, cash equivalents and restricted cash	(177,871)	264,551	(2,754)
Cash, cash equivalents and restricted cash, beginning of year	534,999	270,448	273,202
Cash, cash equivalents and restricted cash, end of year	$357,128	$534,999	$270,448
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$205,241	$214,686	$231,734
Cash paid for (received from) income taxes	5,721	(6,168)	(2,120)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$4,826	$1,653	$1,897
Mortgage settlement in exchange for real estate	—	57,684	—
Operating lease right-of-use asset and liability adjustments	3,349	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company", the "Registrant", "Boyd Gaming", "Boyd", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2021, we are a geographically diversified operator of 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. For financial reporting purposes, we aggregate our properties in order to present the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles	St. Charles, Missouri
Belterra Park	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

In addition to these properties, we own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate significant marketing efforts on gaming customers from Hawaii. Our Midwest & South segment includes the results from Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner"), and our online gaming initiatives.

Impact of the COVID-19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of December 31, 2021, 27 of our 28 gaming facilities are open and operating. One of our Las Vegas Locals segment properties, Eastside Cannery, remains closed to the public due to the current levels of demand in the market and our cost containment efforts. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners. In responding to these circumstances, the safety and well-being of our team members and customers is our utmost priority. We have developed and implemented a broad range of safety protocols at our properties to ensure the health and safety of our team members and our customers.

The closures of our properties in 2020 had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols may impact our business in the future. The severity and duration of such business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, change in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

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

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2021	2020	2019	2018
Cash and cash equivalents	$344,557	$519,182	$249,977	$249,417
Restricted cash	12,571	15,817	20,471	23,785
Total cash, cash equivalents and restricted cash	$357,128	$534,999	$270,448	$273,202

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning balance, January 1,	$4,106	$4,474	$3,607
Additions	171	440	929
Deductions	(939)	(808)	(62)
Ending balance, December 31,	$3,338	$4,106	$4,474

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

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was capitalized interest of $0.1 million for both the years ended  December 31, 2021 and 2020, and no interest capitalized for the year ended December 31, 2019.

Investment in Available for Sale Securities

We have an investment in a single municipal bond issuance of $18.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2021 and 2020 was $15.8 million and $16.7 million, respectively. At both  December 31, 2021 and 2020, $0.6 million is included in prepaid expenses and other current assets and at  December 31, 2021 and 2020, $15.2 million and $16.1 million, respectively, is included in other long-term assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2022	$635
2023	680
2024	730
2025	785
2026	845
Thereafter	14,720
Total	$18,395

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

Indefinite-Lived Intangible Assets

Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. License rights are tested for impairment using a discounted cash flow approach or a qualitative assessment approach, and trademarks are tested for impairment using the relief-from-royalty method or a qualitative assessment approach.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

We evaluate goodwill using a weighted average allocation of both the income and market approach models or a qualitative assessment approach. In the valuation of an asset, the income approach focuses on the income-producing capability of the subject asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through "discounting." The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset. The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or "guideline", publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of an asset, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data are collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the subject asset.

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

Long-Term Debt, Net

Long-term debt, net is reported as the outstanding debt amount net of unamortized cost. Any unamortized debt issuance costs, which include legal and other direct costs related to the issuance of our outstanding debt, or discount granted to the initial purchasers or lenders upon issuance of our debt instruments is recorded as a direct reduction to the face amount of our outstanding debt. The debt issuance costs and discount are accreted to interest expense using the effective interest method over the contractual term of the underlying debt. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt issuance costs and discount and record a loss on extinguishment of debt.

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

Self-Insurance Reserves

We are self-insured for various insurance coverages such as property, general liability, employee health and workers' compensation costs with the appropriate levels of deductibles and retentions. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Certain of these claims represent obligations to make future payments; and therefore, we discount such reserves to an amount representing the present value of the claims which will be paid in the future using a blended rate, which represents the inherent risk and the average payout duration. Self-insurance reserves are included in accrued liabilities on our consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning balance, January 1,	$45,436	$43,604	$37,501
Additions
Charged to costs and expenses	88,806	105,739	121,075
Payments made	(91,679)	(103,907)	(114,972)
Ending balance, December 31,	$42,563	$45,436	$43,604

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2021, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value.

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

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Food & beverage	$104,309	$90,714	$215,989
Rooms	60,536	46,841	96,296
Other	6,599	5,508	14,908

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. In addition, we are responsible for the payment of gaming taxes owed for the online gaming activities conducted by third party operators under certain collaborative arrangements. We are reimbursed for these taxes by the third-party operators. We report the gaming taxes paid as an other expense and the reimbursements we receive are reported as other revenues. These taxes totaled approximately $676.8 million, $388.0 million and $546.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, including taxes deposited pursuant to the online collaborative agreements of $140.5 million and $61.8 million for the years ended December 31, 2021 and 2020, respectively. There were no taxes deposited related to the online collaborative agreements for the year ended December 31, 2019.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $16.1 million, $20.2 million and $44.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company did not issue any stock option grants in 2021, 2020 and 2019.

Other, Net

In 2020, the Company realized a nonrecurring gain of $40.0 million related to the property closures.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Net Income (Loss) per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting and iGaming operator to pursue sports betting and online gaming opportunities across the country. Subject to state law and regulatory approvals, we have established a presence in the retail gaming, online gaming and sports wagering industry by leveraging FanDuel's technology and related service. We have also entered into agreements with other companies for the operation of online gaming offerings under market-access agreements. We operate retail gaming, and in some states online gaming, in Illinois, Indiana, Iowa, Louisiana, Mississippi and Pennsylvania under either the FanDuel brand or one of our other market access partners. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update ("ASU") 2020-01, Investments - Equity Securities, Topic 321, Investments - Equity Method and Joint Ventures, Topic 323, and Derivative and Hedging, Topic 815 ("Update 2020-01")

In January 2020, the Financial Accounting Standards Board ("FASB") issued Update 2020-01 to clarify guidance in accounting for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative. Update 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted Update 2020-01 during first quarter 2021 and the impact of the adoption to its consolidated financial statements was not material.

ASU 2019-12, Income Taxes, Topic 740, Simplifying the Accounting for Income Taxes ("Update 2019-12")

In December 2019, the FASB issued Update 2019-12 to simplify the accounting for income taxes by removing certain exceptions and clarifying the guidance in certain areas of Topic 740. Update 2019-12 is effective for financial statements issued for annual periods and interim periods beginning after December 15, 2020. The Company adopted Update 2019-12 on January 1, 2021 and the impact of the adoption to its consolidated financial statements was not material.

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

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("Update 2018-13")

In August 2018, FASB issued Update 2018-13 to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The standard is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company adopted Update 2018-13 during first quarter 2020 and the impact of the adoption to its consolidated financial statements was not material.

Recently Issued Accounting Pronouncements

ASU 2021-05, Leases, Topic 842 ("Update 2021-05")

In July 2021, the FASB issued Update 2021-05 to clarify guidance for lessors with lease contracts that have variable lease payments that do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of Update 2021-05 however does not expect a material impact to its consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2021	2020
Land	$343,963	$346,485
Buildings and improvements	3,146,697	3,074,896
Furniture and equipment	1,653,451	1,609,637
Riverboats and barges	241,447	241,043
Construction in progress	912	43,883
Total property and equipment	5,386,470	5,315,944
Less accumulated depreciation	(2,992,286)	(2,790,057)
Property and equipment, net	$2,394,184	$2,525,887

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $255.2 million, $261.7 million and $247.0 million, respectively.

NOTE 3.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.5	$68,100	$(63,798)	$—	$4,302
Host agreements	11.4	58,000	(13,856)	—	44,144
Development agreement	—	21,373	—	—	21,373
		147,473	(77,654)	—	69,819

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(27,200)	176,800
Gaming license rights	Indefinite	1,377,935	(33,960)	(222,174)	1,121,801
		1,581,935	(33,960)	(249,374)	1,298,601
Balances, December 31, 2021		$1,729,408	$(111,614)	$(249,374)	$1,368,420

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

Host Agreements

Host agreements represent the value associated with the host establishment relationships of our distributed gaming operator. The value of host agreements is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to these establishments, discounted to present value at a risk-adjusted rate of return.

Development Agreement

Development agreement is an acquired contract with Wilton Rancheria under which the Company is developing and will manage the Sky River Casino on the Wilton Rancheria's land. Construction of Wilton's Sky River Casino began in first quarter 2021, and it is expected to open in fourth quarter 2022. Amortization of this asset will commence when operations begin. In the interim, this asset is subject to periodic impairment reviews.

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

Ta
ble of Contents

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

Activity for the Years Ended December 31, 2021, 2020 and 2019

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Favorable Lease Rates	Development Agreement	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2019	$50,287	$55,744	$8,428	$21,373	$203,087	$1,127,751	$1,466,670
Purchase price adjustments (1)	2,700	—	—	—	(700)	35,000	37,000
Amortization	(24,485)	(3,866)	—	—	—	—	(28,351)
Other (2)	—	—	(8,428)	—	—	—	(8,428)
Balance, December 31, 2019	28,502	51,878	—	21,373	202,387	1,162,751	1,466,891
Impairments	—	—	—	—	(20,500)	(42,200)	(62,700)
Amortization	(15,464)	(3,867)	—	—	—	—	(19,331)
Other (3)	—	—	—	—	(2,687)	—	(2,687)
Balance, December 31, 2020	13,038	48,011	—	21,373	179,200	1,120,551	1,382,173
Additions	—	—	—	—	—	1,250	1,250
Impairments	—	—	—	—	(2,400)	—	(2,400)
Amortization	(8,736)	(3,867)	—	—	—	—	(12,603)
Balance, December 31, 2021	$4,302	$44,144	$—	$21,373	$176,800	$1,121,801	$1,368,420

(1) Purchase price adjustments relate to the final allocations related to the acquisitions of Lattner in June 2018, Valley Forge in September 2018 and Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park in October 2018 (the "Acquired Properties").

(2) The remaining balance of the favorable lease rates intangible asset was reclassified and added to the operating lease right-of-use asset upon the adoption of the Lease Standard effective January 1, 2019.

(3) A domain rights asset was written off in second quarter 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Future Amortization

Customer relationships are being amortized on an accelerated basis over a weighted average original life of five years. Host agreements are being amortized on a straight-line basis over an original life of 15 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Host Agreements	Total
For the year ending December 31,
2022	$3,322	$3,867	$7,189
2023	940	3,867	4,807
2024	40	3,867	3,907
2025	—	3,867	3,867
2026	—	3,867	3,867
Thereafter	—	24,809	24,809
Total future amortization	$4,302	$44,144	$48,446

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations

As a result of our annual 2021 impairment test, the Company recorded impairment charges of $2.4 million for trademarks related to our Las Vegas Locals segment.

As a result of the first quarter 2020 impairment review, the Company recorded impairment charges of $16.9 million for trademarks, of which $8.0 million related to our Las Vegas Locals segment and $8.9 million related to our Midwest & South segment, and $42.2 million for gaming license rights related to our Midwest & South segment. An additional trademark impairment charge of $3.6 million, of which $2.5 million related to the Las Vegas Locals segment and $1.1 million related to the Midwest & South segment, was recorded as part of the annual 2020 impairment test.

No impairment charges resulted from our quarterly reviews or annual tests of intangible assets for impairment in 2019.

NOTE 4.     GOODWILL

Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balance, December 31, 2021	$1,267,362	$(6,134)	$(289,941)	$971,287

Changes in Goodwill

During the year ended December 31, 2021, there were no changes in goodwill. During the year ended December 31, 2020, we recorded impairment charges of $22.6 million to our Las Vegas Locals segment and $89.4 million to our Midwest & South segment. During the year ended December 31, 2019, we recorded $21.2 million of goodwill in our Midwest & South segment related to the Acquired Properties as the acquisition accounting was finalized in 2019.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2021, 2020 and 2019.

(In thousands)	Goodwill, Net
Balance, January 1, 2019	$1,062,102
Final purchase price adjustments (1)	21,185
Balance, December 31, 2019	1,083,287
Impairments	(112,000)
Balance, December 31, 2020	971,287
Account activity	—
Balance, December 31, 2021	$971,287

(1) Purchase price adjustments relate to the final allocations related to the acquisitions of the Acquired Properties.

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Payroll and related expenses	$99,880	$73,802
Interest	19,210	36,055
Gaming liabilities	78,552	72,655
Player loyalty program liabilities	28,430	27,935
Advance deposits	15,320	16,037
Outstanding chip liabilities	7,407	6,021
Operating lease liabilities	84,884	90,478
Other accrued liabilities	79,262	73,436
Total accrued liabilities	$412,945	$396,419

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	December 31, 2021
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.286%	$867,897	$(293)	$(8,498)	$859,106
4.750% senior notes due 2027	4.750%	1,000,000	—	(11,688)	988,312
8.625% senior notes due 2025	8.625%	300,000	—	(4,066)	295,934
4.750% senior notes due 2031	4.750%	900,000	—	(13,254)	886,746
Other	5.932%	1,496	—	—	1,496
Total long-term debt		3,069,393	(293)	(37,506)	3,031,594
Less current maturities		41,673	—	—	41,673
Long-term debt, net		$3,027,720	$(293)	$(37,506)	$2,989,921

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

Bank Credit Facility

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Boyd Credit Agreement"), governing its senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan A facility (the "Term A Loan") and senior secured term loan B facility (the "Refinancing Term B Loan," collectively with the Revolving Credit Facility and the Term A Loan, the "Credit Facility"). The Boyd Credit Agreement includes, for the benefit of the Revolving Credit Facility and the Term A Loan, certain financial covenants, including a maximum total net leverage ratio covenant, a maximum secured net leverage ratio covenant and a minimum interest coverage ratio covenant (collectively, the "Financial Covenants").

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

On May 25, 2021, the Company entered into an Amendment No. 5 to the Boyd Credit Agreement (the "Amendment No. 5") among the Company, certain direct and indirect subsidiary guarantors of the Company, Bank of America, N.A., as administrative agent, and certain other financial institutions party thereto as lenders. Amendment No. 5 modifies the Boyd Credit Agreement to remove certain of the limitations imposed between March 31, 2020 and June 30, 2021 (the "Covenant Relief Period") by a prior amendment on (i) the Company’s ability to refinance debt previously incurred under the ratio debt basket and (ii) the Company’s ability to repay junior secured or unsecured indebtedness, such that, during the Covenant Relief Period, subject to certain limitations, including the achievement of a total net leverage ratio of 5.50 to 1.00 on a pro forma basis, the absence of events of default, pro forma compliance with financial covenants (to the extent applicable during the covenant relief period), the use of no more than $200 million of proceeds of borrowings under the revolving credit facility under the Boyd Credit Agreement for such purpose and no use of any cash or cash equivalents held in casino cages for such purpose, the Company may repay junior secured or unsecured indebtedness with cash on hand and borrowings under such revolving credit facility.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Revolving Credit Facility	$—	$—
Term A Loan	118,153	133,796
Refinancing Term B Loans	749,744	762,389
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$867,897	$896,185

The Revolving Credit Facility, the Term A Loan and Refinancing Term B Loans mature on  September 15, 2023 (or earlier upon occurrence or non-occurrence of certain events).

With a total revolving credit commitment of $1,033.7 million available under the bank credit facility, no borrowings outstanding on the Revolving Credit Facility and on the Swing Loan and $14.2 million allocated to support various letters of credit, there is a remaining contractual availability of $1,019.5 million at  December 31, 2021.

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

The "base rate" under the Boyd Credit Agreement remains the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate plus 0.50%, or (z) the Eurodollar rate for a one-month period plus 1.00%.

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Facility (i) the loans under the Term A Loan amortizes in an annual amount equal to 5.00% of the original principal amount thereof, commencing December 31, 2020, payable on a quarterly basis, increasing to 10.00% per year for the fiscal quarter ended June 30, 2021 and September 30, 2021 and 20.00% per year for the fiscal quarter ended December 31, 2021 and thereafter, (ii) the loans under the Refinancing Term B Loans amortize in an annual amount equal to 1.00% of the original principal amount thereof, commencing June 30, 2017, payable on a quarterly basis, and (iii) beginning with the fiscal year ending December 31, 2016, the Company is required to use a portion of its annual Excess Cash Flow, as defined in the Boyd Credit Agreement, to prepay loans outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility may be prepaid without premium or penalty, and the commitments may be terminated without penalty, subject to certain exceptions.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility and the issuance and increase of senior secured term loans in an amount up to (i) $550.0 million, plus (ii) certain voluntary permanent reductions of the Revolving Credit Facility and certain voluntary prepayments of the senior secured term loans, plus (iii) certain reductions in the outstanding principal amounts under the term loans or the Revolving Credit Facility, plus (iv) any additional amount if, after giving effect thereto, the First Lien Leverage Ratio (as defined in the Boyd Credit Agreement) would not exceed 4.25 to 1.00 on a pro forma basis, less (v) any Incremental Equivalent Debt (as defined in the Boyd Credit Agreement), in each case, subject to the satisfaction of certain conditions.

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

The maximum permitted Secured Leverage Ratio is calculated as Secured Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Agreement, and is not to be greater than 3.50 to 1.00.

Current Maturities of Our Indebtedness

We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Senior Notes

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900.0 million aggregate principal amount of 4.750% senior notes due June 2031 (the "4.750% Notes due 2031"). The 4.750% Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year, commencing on September 15, 2021. The 4.750% Notes due 2031 will mature on  June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Notes due 2031 and cash on hand were used to finance the redemption of our outstanding 6.375% senior notes due April 2026 ("6.375% Notes") and 6.000% senior notes due August 2026 ("6.000% Notes").

In conjunction with the issuance of the 4.750% Notes due 2031, we incurred approximately $14.0 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Notes due 2031 using the effective interest method.

The 4.750% Notes due 2031 contain covenants that, subject to exceptions and qualifications, among other things, limit the Company’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture governing the 4.750% Notes due 2031, the "4.750% Notes due 2031 Indenture") to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions or repurchase the Company’s capital stock; (iii) make certain investments; and (iv) sell or merge with other companies. Upon the occurrence of a Change of Control (as defined in the 4.750% Notes due 2031 Indenture), the Company will be required, unless certain conditions are met, to offer to repurchase the 4.750% Notes due 2031 at a price equal to 101% of the principal amount of the 4.750% Notes due 2031, plus any accrued and unpaid interest and Additional Interest, if any, up to, but not including, the date of purchase. If the Company sells assets, it will be required under certain circumstances to offer to purchase the 4.750% Notes due 2031.

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

8.625% Senior Notes due June 2025

On May 21, 2020, we issued $600.0 million aggregate principal amount of 8.625% senior notes due June 2025 (the "8.625% Notes"). The 8.625% Notes require semi-annual interest payments on June 1 and December 1 of each year, commencing on December 1, 2020. The 8.625% Notes will mature on  June 1, 2025 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 8.625% Notes were used for general corporate purposes, including working capital and to pay fees and expenses related to the offering.

In conjunction with the issuance of the 8.625% Notes, we incurred approximately $12.0 million in debt financing costs that have been deferred and are being amortized over the term of the 8.625% Notes using the effective interest method.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

On  November 5, 2021 the Company issued a notice of partial redemption (the "Notice of Partial Redemption") pursuant to the  8.625% Indenture. The Company redeemed  $300.0 million of its outstanding 8.625% Notes on  November 15, 2021 using cash on hand at a redemption price that was calculated pursuant to the formula set forth in the  8.625% Indenture governing the  8.625% Notes.

4.750% Senior Notes due December 2027
On  December 3, 2019, we issued  $1.0 billion aggregate principal amount of  4.750% senior notes due December  2027 (the " 4.750% Notes"). The  4.750% Notes require semi-annual interest payments on June 1 and December 1 of each year, commencing on  June 1, 2020. The  4.750% Notes will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are  100% owned by us. The net proceeds from the  4.750% Notes were used to finance the redemption of all of our outstanding  6.875% senior notes due in  2023 and prepay a portion of our Refinancing Term B Loan.

In conjunction with the issuance of the 4.750% Notes, we incurred approximately  $15.7 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Notes using the effective interest method.

The 4.750% Notes contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 4.750% Notes, the " 4.750% Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 4.750% Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 4.750% Notes at a price equal to  101% of the principal amount of the 4.750% Notes, plus accrued and unpaid interest and Additional Interest (as defined in the 4.750% Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 4.750% Notes.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Other Notes

On October 15, 2018, Boyd (Ohio) PropCo, LLC, ("Boyd PropCo"), a subsidiary of Boyd, completed the acquisition of the real estate associated with Belterra Park in Cincinnati, Ohio, utilizing mortgage financing from Gold Merger Sub, a wholly owned subsidiary of Gaming and Leisure Properties, Inc. ("GLPI"). The total mortgage payable to Gold Merger Sub was $57.7 million.

On May 6, 2020, we entered into an agreement with Gold Merger Sub for its acquisition of Boyd PropCo (the "Merger"), with the Merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo via the Merger, which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the real estate by us in satisfaction of the mortgage executed in connection with GLPI’s initial financing of our acquisition of the real estate in October 2018.

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the real estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLP Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the mortgage. As a result of the Merger, Gold Merger Sub became the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the mortgage received prior to consummation of the Merger). As an additional step in connection with the Merger, we expect to add BP OpCo as a subtenant to the GLPI Master Lease (in connection with the termination of the BP Master Lease), resulting in a single Master Lease with GLP, subject to the prior receipt of all required governmental approvals. As a result of the transaction, the Company recorded an operating lease right-of-use asset and operating lease liability of $40.9 million on the consolidated balance sheet as of the transaction date. The operating lease right-of-use asset and operating lease liability were valued by utilizing a discount rate of 11.1% and a maturity date of April 30, 2031. For the year ended December 31, 2021, the cost and operating cash flow outflow related to the lease was $5.9 million.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
6.375% Senior Notes premium and consent fees paid	$23,910	$—	$—
6.375% Senior Notes deferred finance charges written off	6,370	—	—
6.000% Senior Notes premium and consent fees paid	27,953	—	—
6.000% Senior Notes deferred finance charges written off	7,240	—	—
8.625% Senior Notes premium and consent fees paid	25,873	—	—
8.625% Senior Notes deferred finance charges written off	3,732	—	—
Boyd Gaming Credit Facility debt modification fees paid	77	984	3,072
Amendment No. 3 and 4 debt modification fees paid	—	807	—
6.875% Senior Notes premium and consent fees paid	—	—	25,785
6.875% Senior Notes deferred finance charges written off	—	—	6,092
Total loss on early extinguishments and modifications of debt	$95,155	$1,791	$34,949

Covenant Compliance

As of December 31, 2021, we believe that we were in compliance with the financial and other covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2021, the available borrowing capacity under our Credit Facility was $1,019.5 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2022	$41,673
2023	827,720
2024	—
2025	300,000
2026	—
Thereafter	1,900,000
Total outstanding principal of long-term debt	$3,069,393

NOTE 7.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2021	2020
Deferred income tax assets
Federal net operating loss carryforwards	$—	$117,564
State net operating loss carryforwards	73,884	68,925
Operating lease liability	189,180	199,083
Share-based compensation	13,811	11,276
Other	66,378	60,895
Gross deferred income tax assets	343,253	457,743
Valuation allowance	(67,525)	(50,548)
Deferred income tax assets, net of valuation allowance	275,728	407,195

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	307,194	295,343
State tax liability	40,216	41,028
Right-of-use asset	185,691	195,038
Other	7,539	6,838
Gross deferred income tax liabilities	540,640	538,247
Deferred income tax liabilities, net	$264,912	$131,052

At December 31, 2021, we have unused federal general business tax credits of approximately $15.3 million which may be carried forward or used until expiration beginning in the year ending 2037. We have state income tax net operating loss carryforwards of approximately $1.2 billion, which may be used to reduce future state income taxes. The state net operating loss carryforwards will expire in various years ranging from 2022 to 2041, if not fully utilized.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

We have maintained a valuation allowance against certain federal and state deferred tax assets as of December 31, 2021 due to uncertainties related to our ability to realize the tax benefits associated with these assets. The balance of this valuation allowance is $67.5 million as of  December 31, 2021. This is an increase of $17.0 million from the prior year for current year state tax losses in certain states. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision (Benefit) for Income Taxes

A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$—	$—	$—
State	6,100	(58)	3,475
Total current taxes provision (benefit)	6,100	(58)	3,475
Deferred
Federal	122,796	(35,231)	44,877
State	11,197	(1,025)	(3,862)
Total deferred taxes provision (benefit)	133,993	(36,256)	41,015
Provision (benefit) for income taxes	$140,093	$(36,314)	$44,490

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3%	0.5%	(0.2)%
Compensation-based credits	(0.1)%	0.6%	(1.2)%
Nondeductible expenses	0.1%	(0.4)%	0.4%
Tax exempt interest	(0.1)%	0.2%	(0.2)%
Company provided benefits	(0.1)%	(1.3)%	1.6%
Other, net	0.1%	0.6%	0.4%
Effective tax rate	23.2%	21.2%	21.8%

Our tax provision for the year ended December 31, 2021 was favorably impacted by benefits related to equity compensation and tax credits and unfavorably impacted by state taxes, nondeductible expenses including nondeductible compensation and employee benefit expenses.

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

Status of Examinations

We generated net operating losses on our federal income tax returns for years 2011 through 2013 and in 2020. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized. In 2021, we are projecting utilization of all our federal net operating losses.

As it relates to our material state tax returns, we are subject to examination for tax years ended on or after December 31, 2012. The statute of limitations will expire over the period October 2022 through November 2025.

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

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Unrecognized tax benefit, beginning of year	$—	$2,482	$2,482
Additions:
Tax positions related to current year	—	—	—
Reductions:
Tax positions related to prior years	—	(2,482)	—
Unrecognized tax benefit, end of year	$—	$—	$2,482

During the third quarter of 2020, we settled our Louisiana tax audits for the years ended 2001 through 2009. As a result of the resolution of theses audits, we reduced our unrecognized tax benefits by $2.5 million of which $2.0 million impacted our effective tax rate. We reversed the accrual of interest related to unrecognized tax benefits in our income tax provision. There is no accrual required for interest and penalties at both  December 31, 2021 and 2020 in our consolidated balance sheet.

We do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. At both  December 31, 2021 and 2020, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million, which is included in accrued liabilities on the consolidated balance sheets and at  December 31, 2021 and 2020, $5.0 million, net of a $1.6 million discount, and $5.9 million, net of a $2.0 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.6 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

Contingent Payments

In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s earnings before interest expense, taxes, depreciation and amortization ("EBITDA") each month for a period of 10 years, which ended December 20, 2021.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2021 and 2020, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $12.2 million, net of a $2.0 million discount, and $12.7 million, net of a $2.2 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, a certain percentage of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque pays 4.50% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Worth pays 5.76% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Dubuque expensed $3.5 million, $2.3 million and $3.2 million, during the years ended December 31, 2021, 2020 and 2019, respectively, related to its agreement. Diamond Jo Worth expensed $6.0 million, $3.8 million and $4.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

In July 2012, the Company and Wilton Rancheria amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligate us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, to assist Wilton Rancheria in its development and oversight of the gaming facility construction. In the current year, as progress is being made with the development, pre-development costs were approximately $1.7 million. Upon opening, we will manage the gaming facility. The pre-development costs funded by us are reimbursable to us with future cash flows from the operations of the gaming facility under terms of a note receivable from Wilton Rancheria.

In January 2017, the Company funded the acquisition of land that is the intended site of the Wilton Rancheria casino and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of Wilton Rancheria. The cost of the land is recorded as a receivable on our consolidated balance sheet, and we expect to be reimbursed for this cost.

The Agreements provide that the Company will receive future revenue for its services to Wilton Rancheria contingent upon successful development of the gaming facility and based on future revenues at the gaming facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with Wilton Rancheria allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with Wilton Rancheria. With the compact now in place and the design and project budget finalized, Wilton Rancheria has secured third-party financing to fund construction. Construction of Sky River Casino began in first quarter 2021, and it is expected to open in fourth quarter 2022.

Master Lease Agreements

A Boyd subsidiary, Boyd TCIV, entered into the Master Lease pursuant to which the landlord agreed to lease to Boyd TCIV the facilities associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal. The term of this Master Lease may be extended for five separate renewal terms of five years each. The monthly lease payment consists of the following, (i) the building base rent, as defined in the Master Lease agreement, plus (ii) the land base rent, as defined in the Master Lease agreement, plus (iii) the percentage rent, as defined in the Master Lease agreement. Each and every other lease year commencing with the third lease year, the percentage rent will reset based on a calculation defined in the Master Lease agreement.

On May 6, 2020 we entered into an agreement with Gold Merger Sub, a wholly owned subsidiary of GLPI, for its acquisition of Boyd PropCo (the "Merger"), the entity that owns the Belterra Park real estate, with the Merger consummated and the transaction closed at the time of the execution of the merger agreement. That agreement provided that Gold Merger Sub would acquire Boyd PropCo via a merger, which would be treated for income tax purposes as a taxable asset acquisition consisting of the exchange of the real estate by us in satisfaction of the $57.7 million mortgage executed in connection with GLPI’s initial financing of our acquisition of the real estate in October 2018.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

NOTE 9.    LEASES

We have operating and finance leases primarily for four casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 55 years, some of which include options to extend the leases for up to 64 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Leases, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the year ended  December 31, 2021 was $20.1 million.

As part of our annual 2021 impairment test, the Company recorded impairment charges of $5.8 million for operating lease right-of-use assets related to our Las Vegas Locals segment.

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Operating lease cost	$125,693	$156,280
Short-term lease cost	(1,667)	(275)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129,053	$147,560

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	55,673	57,221

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands, except lease term and discount rate)	2021	2020
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$884,241	$928,814

Current lease liabilities (included in accrued liabilities)	$84,884	$90,478
Operating lease liabilities	815,974	848,825
Total operating lease liabilities	$900,858	$939,303

Weighted Average Remaining Lease Term
Operating leases (in years)	16.1	17.7

Weighted Average Discount Rate
Operating leases	8.6%	8.8%

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases
For the period ending December 31,
2022	$154,314
2023	152,081
2024	121,358
2025	121,434
2026	121,588
Thereafter	1,044,046
Total lease payments	1,714,821
Less imputed interest	(813,963)
Less current portion (included in accrued liabilities)	(84,884)
Long-term portion of operating lease liabilities	$815,974

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties are as follows:

(In thousands)	Minimum Rental Income
For the Year Ended December 31,
2022	$3,070
2023	2,865
2024	2,322
2025	1,373
2026	166
Thereafter	—
Total	$9,796

NOTE 10.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100.0 million (the "2018 Plan"). On March 16, 2020, at which time $61.4 million remained available under the 2018 Plan, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300.0 million (the "2021 Plan") and repurchases under the program resumed. There were 1.3 million shares, 0.7 million shares and 1.1 million shares repurchased during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $280.6 million remained available under the 2021 Plan. The 2018 Plan is fully depleted.

We are not obligated to repurchase any shares under these programs. Repurchases of common stock may also be made under Rule 10b5-1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Shares repurchased (2)	1,310	683	1,087
Total cost, including brokerage fees	$80,782	$11,121	$28,045
Average repurchase price per share (3)	$61.67	$16.29	$25.80

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2021, 2020 and 2019. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31, 2021, 2020 and 2019.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

On March 25, 2020, the Company announced that the cash dividend program has been suspended to help mitigate the financial impact of the COVID-19 pandemic. On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program and has declared a quarterly dividend of $0.15 per share, to be paid April 15, 2022, to shareholders of record as of March 15, 2022.

Stock Incentive Plan

In April 2020, the Company's stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which amended and restated the Company's 2012 Stock Incentive Plan (the "2012 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) state the number of shares of the Company's common stock authorized for issuance over the term of the 2020 Plan to be 3.3 million shares plus the aggregate number of shares remaining available for future awards under the 2012 Plan and the number of shares subject to outstanding awards under the 2012 Plan that would have again become available for issuance pursuant to new awards under the 2012 Plan, whether because the outstanding awards under the 2012 Plan are forfeited or canceled, expire or are settled in cash, or because the shares covered by such awards under the 2012 Plan are surrendered or withheld in payment of the award exercise or purchase price in satisfaction of tax withholding obligations, (c) remove the individual award limit and set an annual grant limit for non-employee directors, and (d) make certain other changes. Under our 2020 Plan, approximately 7.4 million shares remain available for grant at December 31, 2021. The number of authorized but unissued shares of common stock under this 2020 Plan as of December 31, 2021 was approximately 10.5 million shares.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2019	1,179,026	$11.98
Granted	—	—
Canceled	(48,941)	13.72
Exercised	(242,357)	9.81
Outstanding at December 31, 2019	887,728	12.48
Granted	—	—
Canceled	(2,000)	8.34
Exercised	(240,380)	8.23
Outstanding at December 31, 2020	645,348	14.07
Granted	—	—
Canceled	—	—
Exercised	(371,016)	11.88
Outstanding at December 31, 2021	274,332	$17.02	4.0	$13,318

Exercisable at December 31, 2020	645,348	$14.07	4.2	$18,619

Exercisable at December 31, 2021	274,332	$17.02	4.0	$13,318

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$9.86	32,000	1.9	$9.86	32,000	$9.86
11.57	23,431	2.9	11.57	23,431	11.57
17.75	130,383	4.9	17.75	130,383	17.75
19.98	88,518	3.9	19.98	88,518	19.98
$9.86-$19.98	274,332	4.0	17.02	274,332	17.02

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2021, 2020 and 2019 was $17.9 million, $5.7 million, and $4.7 million, respectively. No options vested during the years ended December 31, 2021 and 2020 and there were no unrecognized share-based compensation costs related to unvested stock options as of December 31, 2021. The total fair value of options vested during the year ended December 31, 2019 was approximately $0.6 million.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

We also annually award RSUs to certain members of our Board of Directors. RSU grants issued in 2020 and prior years are to be paid in shares of common stock upon the director’s cessation of service to the Company. Commencing with the 2021 grant, the shares are issued to the director when the RSU is granted. These RSUs are issued for past service; therefore, they are expensed on the date of issuance.

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2019	1,713,867
Granted	555,749	$28.46
Canceled	(10,100)
Awarded	(490,759)
Outstanding at December 31, 2019	1,768,757
Granted	45,150	$29.17
Canceled	(54,752)
Awarded	(531,402)
Outstanding at December 31, 2020	1,227,753
Granted	456,492	$52.59
Canceled	(27,782)
Awarded	(466,633)
Outstanding at December 31, 2021	1,189,830

As of December 31, 2021, there was approximately $6.6 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.7 years.

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

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics for net revenue growth, EBITDA growth and return on invested capital, all of which are determined on a comprehensive annual three-year growth rate. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout and, based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation cost of these PSUs assumes all units granted will be awarded. Share-based compensation costs related to PSU awards are calculated based on the market price on the date of the grant.

These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions is periodically evaluated, and the number of shares expected to be awarded, and resulting compensation expense, is adjusted accordingly.

Performance Shares Vesting

The PSU grants awarded in fourth quarter 2017, 2016 and 2015 vested during first quarter 2021, 2020 and 2019, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in November 2017 resulted in a total of 90,444 shares being issued during first quarter 2021, representing approximately 0.33 shares per PSU. Of the 90,444 shares issued, a total of 30,129 were surrendered by the participants for payroll taxes, resulting in a net issuance of 60,315 shares due to the vesting of the 2017 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2020; therefore, the vesting of the PSUs did not impact compensation costs in our 2021 consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

The PSU grant awarded in October 2015 resulted in a total of 395,964 shares being issued during first quarter 2019, representing approximately 1.67 shares per PSU. Of the 395,964 shares issued, a total of 125,004 were surrendered by the participants for payroll taxes, resulting in a net issuance of 270,960 shares due to the vesting of the 2015 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2018; therefore, the vesting of the PSUs did not impact compensation costs in our 2019 consolidated statement of operations.

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2019	1,037,420
Granted	269,495	$28.67
Performance Adjustment	158,858
Canceled	—
Awarded	(395,964)
Outstanding at December 31, 2019	1,069,809
Granted	—	$—
Performance Adjustment	126,375
Canceled	(11,328)
Awarded	(388,611)
Outstanding at December 31, 2020	796,245
Granted	127,250	$55.25
Performance Adjustment	(180,861)
Canceled	(2,071)
Awarded	(92,774)
Outstanding at December 31, 2021	647,789

As of December 31, 2021, there was approximately $2.6 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.4 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 1.0 million shares will be issued to settle the PSUs outstanding at December 31, 2021.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2019	1,021,285
Granted	67,719	$21.27
Canceled	—
Awarded	(26,693)
Outstanding at December 31, 2019	1,062,311
Granted	51,262	$30.05
Canceled	(5,816)
Awarded	(70,437)
Outstanding at December 31, 2020	1,037,320
Granted	36,123	$42.12
Canceled	(1,295)
Awarded	(23,510)
Outstanding at December 31, 2021	1,048,638

As of December 31, 2021, there was approximately $1.4 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Stock Options	$—	$—	$52
Restricted Stock Units	21,599	11,131	14,301
Performance Stock Units	14,883	(3,166)	9,525
Career Shares	1,291	1,237	1,324
Total share-based compensation costs	$37,773	$9,202	$25,202

The PSU share based compensation credit for the year ended December 31, 2020 is due to a decline in the estimated achievement level as a result of the COVID-19 pandemic on Company performance.

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Gaming	$873	$539	$628
Food & beverage	167	103	120
Room	79	49	57
Selling, general and administrative	4,437	2,738	3,195
Corporate expense	32,217	5,773	21,202
Total share-based compensation expense	$37,773	$9,202	$25,202

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$344,557	$344,557	$—	$—
Restricted cash	12,571	12,571	—	—
Investment available for sale	15,822	—	—	15,822

Liability
Contingent payments	$62	$—	$—	$62

	December 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$519,182	$519,182	$—	$—
Restricted cash	15,817	15,817	—	—
Investment available for sale	16,692	—	—	16,692

Liability
Contingent payments	$924	$—	$—	$924

Cash and Cash Equivalents and Restricted Cash

The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2021 and 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Investment Available for Sale

We have an investment in a single municipal bond issuance of $18.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2021 and 2020. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2021 and 2020 is a discount rate of 10.1% and 9.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets. At both  December 31, 2021 and 2020, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2021 and 2020, $15.2 million and $16.1 million, respectively, is included in other long-term assets, net on the consolidated balance sheets. The discount associated with this investment of $2.3 million and $2.5 million as of  December 31, 2021 and 2020, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments

In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of 10 years, which ended  December 20, 2021. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach and the significant unobservable input used in the valuation at December 31, 2020 is a discount rate of 6.1%. At December 31, 2021 and 2020, there was a current liability of $0.1 and $0.9 million, respectively, related to this agreement, which was recorded in accrued liabilities on the respective consolidated balance sheets. There is no long-term obligation as of  December 31, 2021 and 2020.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2021
	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,692	$(924)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	161	(29)
Included in other comprehensive income (loss)	(441)	—
Included in other items, net	—	52
Purchases, sales, issuances and settlements:
Settlements	(590)	839
Balance at end of reporting period	$15,822	$(62)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

	December 31, 2020
	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$16,151	$(1,712)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	156	(82)
Included in other comprehensive income (loss)	935	—
Included in other items, net	—	192
Purchases, sales, issuances and settlements:
Settlements	(550)	678
Balance at end of reporting period	$16,692	$(924)

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

The fair value of intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing its impairment analyses (see Note 3, Intangible Assets).

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$24,306	$20,734	$26,908	Level 3

	December 31, 2020
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Liabilities
Obligation under assessment arrangements	$26,246	$22,062	$26,542	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2021
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$867,897	$859,106	$866,812	Level 2
4.750% senior notes due 2027	1,000,000	988,312	1,023,750	Level 1
8.625% senior notes due 2025	300,000	295,934	320,250	Level 1
4.750% senior notes due 2031	900,000	886,746	915,750	Level 1
Other	1,496	1,496	1,496	Level 3
Total debt	$3,069,393	$3,031,594	$3,128,058

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

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

The estimated fair value of the Credit Facility is based on a relative value analysis performed on or about December 31, 2021 and 2020. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2021 and 2020. The other debt is fixed-rate debt consisting of: (i) finance leases with various maturity dates from 2021 to 2024 and (ii) a purchase obligation with quarterly payments maturing in July 2022. These debt obligations are not traded and do not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2021 and 2020.

NOTE 12.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $0.9 million, $1.0 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. The expense of our voluntary contributions to the 401(k) profit-sharing plans and trusts, net of realized forfeitures, was $3.4 million, $4.0 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 13.    SEGMENT INFORMATION

We have aggregated our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our properties.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Year Ended December 31, 2021
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$695,635	$74,771	$71,586	$44,062	$886,054
Downtown Las Vegas	105,539	28,149	15,042	7,076	155,806
Midwest & South	1,904,349	127,125	67,552	228,924	2,327,950
Total Revenues	$2,705,523	$230,045	$154,180	$280,062	$3,369,810

	Year Ended December 31, 2020
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$430,303	$59,564	$45,446	$26,676	$561,989
Downtown Las Vegas	58,468	18,647	9,369	8,019	94,503
Midwest & South	1,286,587	100,667	50,153	84,591	1,521,998
Total Revenues	$1,775,358	$178,878	$104,968	$119,286	$2,178,490

	Year Ended December 31, 2019
(In thousands)	Gaming Revenue	Food & Beverage Revenue	Room Revenue	Other Revenue	Total Revenue
Revenues
Las Vegas Locals	$566,443	$156,932	$105,619	$51,941	$880,935
Downtown Las Vegas	138,623	57,732	28,784	32,528	257,667
Midwest & South	1,778,227	233,189	102,784	73,317	2,187,517
Total Revenues	$2,483,293	$447,853	$237,187	$157,786	$3,326,119

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to operating income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Adjusted EBITDAR
Las Vegas Locals	$473,187	$198,744	$283,030
Downtown Las Vegas	51,300	1,075	62,413
Midwest & South	926,955	480,446	635,182
Corporate expense	(85,457)	(70,371)	(83,937)
Adjusted EBITDAR	1,365,985	609,894	896,688

Other operating costs and expenses
Deferred rent	828	888	979
Master lease rent expense	104,702	101,907	97,723
Depreciation and amortization	267,787	281,031	276,569
Share-based compensation expense	37,773	9,202	25,202
Project development, preopening and writedowns	31,815	(661)	21,728
Impairment of assets	8,200	174,700	—
Other operating items, net	14,776	28,564	1,919
Total other operating costs and expenses	465,881	595,631	424,120
Operating income	$900,104	$14,263	$472,568

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	December 31,	December 31,
(In thousands)	2021	2020
Assets
Las Vegas Locals	$1,641,409	$1,690,511
Downtown Las Vegas	228,161	213,507
Midwest & South	3,947,076	3,984,063
Total Reportable Segment Assets	5,816,646	5,888,081
Corporate	407,523	670,867
Total Assets	$6,224,169	$6,558,948

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2021 and 2020 and for the years ended  December 31, 2021, 2020 and 2019

Capital Expenditures

The Company's capital expenditures by Reportable Segment consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Capital Expenditures
Las Vegas Locals	$24,724	$23,936	$26,207
Downtown Las Vegas	36,954	15,150	8,881
Midwest & South	90,994	68,933	80,883
Total Reportable Segment Capital Expenditures	152,672	108,019	115,971
Corporate	49,953	66,767	88,633
Total Capital Expenditures	202,625	174,786	204,604
Change in Accrued Property Additions	(3,173)	244	3,033
Cash-Based Capital Expenditures	$199,452	$175,030	$207,637

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 14.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

William S. Boyd, our Co-Executive Chair of the Board of Directors, together with his immediate family, beneficially owned approximately 26% of our outstanding shares of common stock as of December 31, 2021. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2021, 2020 and 2019, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 15.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2021. During this period, up to the filing date, other than the resumption of the dividend as discussed in Note 10, Stockholders' Equity and Stock Incentive Plans, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2021.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation   and Subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 28, 2022

ITEM 9B.    Other Information

None

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Delinquent Section 16(a) Reports in our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2022:

Name	Age	Position
Josh Hirsberg	60	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	67	Executive Vice President, Operations
Uri Clinton	49	Executive Vice President, General Counsel and Corporate Secretary
Stephen S. Thompson	62	Executive Vice President, Operations
Anthony D. McDuffie	61	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Josh Hirsberg joined the Company as our Senior Vice President, Chief Financial Officer and Treasurer effective January 1, 2008 and was promoted to Executive Vice President effective January 13, 2016. Prior to his position with the Company, Mr. Hirsberg served as the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development company. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah's Entertainment.

Theodore A. Bogich was appointed an Executive Vice President, Operations on January 13, 2016. Mr. Bogich joined Boyd Gaming in 2004 as Vice President and General Manager of Sam’s Town Tunica, and was named Vice President and General Manager of Blue Chip Casino Hotel in Michigan City, Indiana, in 2007. He was promoted to Senior Vice President, Operations in 2012.

Uri Clinton joined the Company as our Executive Vice President, General Counsel and Corporate Secretary effective March 2021. In that role he oversees Boyd Gaming’s Legal, Corporate Governance and Regulatory Compliance functions. Immediately prior to joining Boyd Gaming, Mr. Clinton worked for six years with MGM Resorts International and one year as a partner with Sorelle Capital. In both of his immediate prior roles, Mr. Clinton provided legal, regulatory, and strategic advice and counsel as part of the business development teams in the areas of hospitality, lodging and gaming. With nearly 20 years of experience in the gaming industry, Mr. Clinton has an extensive background in leading both law departments and property operations, having served as President and Chief Operating Officer of a major East Coast casino, as well as General Counsel for a gaming equipment supplier and international holding company.

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

ITEM 11.    Executive Compensation

The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective February 13, 2020.	Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

Exhibit
Number	Description of Exhibit	Method of Filing

4.3	Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 3, 2019, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.4	Form of 4.750% Senior Note due 2027, (included in Exhibit 4.16).	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.5	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.6	Indenture governing the Company's 8.625% Senior Notes due 2025, dated May 21, 2020, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 22, 2020.

4.7	Indenture governing the Company's 4.750% Senior Notes due 2031, dated June 8, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

4.8	Form of 4.750% Senior Note due 2031 (included in Exhibit 4.7).	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow

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

10.5	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

Exhibit
Number	Description of Exhibit	Method of Filing

10.6	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley

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

10.10*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.11*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.13*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.14*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.15*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.16*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.18*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.19*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.20*	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing

10.21*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.23*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.24*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.25*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.26*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.27*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.28*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.29	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.30	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.31	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.32	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.33	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.34	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

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

Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2016.

10.37	Amendment No. 2 and Refinancing Amendment dated March 29, 2017, to the Third Amended and Restated Credit Agreement, dated as of August 14, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 31, 2017.

10.38	Joinder Agreement, dated as of August 2, 2018, among the Company, certain financial institutions and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 6, 2018.

10.39*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.40†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.41	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

10.42	Amendment No. 3 dated as of May 8, 2020 among the Company and certain financial institutions and Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as swing line lender.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

10.43	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio), LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

10.44	Amendment No.4 to Third Amended and Restated Credit Agreement dated August 14, 2013	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed August 11, 2020.

10.45	Amendment No.4 - Revised Schedule A	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A filed August 17, 2020.

10.46	2020 Stock Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed September 29, 2020.

10.47	Amendment No. 5 dated as of May 25, 2021, among the Company, the Guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association as swing line lender, and certain other financial institutions party thereto as lenders.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 26, 2021.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	Incorporated by reference to Exhibit 22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2022.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Co-Executive Chair of the Board of Directors	February 28, 2022
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Co-Executive Chair of the Board of Directors and	February 28, 2022
Marianne Boyd Johnson	Executive Vice President

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 28, 2022
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2022
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Vice President and Director	February 28, 2022
William R. Boyd

/s/ JOHN R. BAILEY	Director	February 28, 2022
John R. Bailey

/s/ CHRISTINE J. SPADAFOR	Director	February 28, 2022
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	February 28, 2022
A. Randall Thoman

/s/ PETER M. THOMAS	Director	February 28, 2022
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	February 28, 2022
Paul W. Whetsell

/s/ VERONICA J. WILSON	Director	February 28, 2022
Veronica J. Wilson

/s/ ANTHONY D. MCDUFFIE	Vice President and Chief Accounting Officer	February 28, 2022
Anthony D. McDuffie	(Principal Accounting Officer)