Form 10-Q
period 2022-03-31
BOYD GAMING CORP
filed 2022-05-06
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2022 was 109,583,710.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$402,975	$344,557
Restricted cash	16,249	12,571
Accounts receivable, net	97,096	89,483
Inventories	20,550	20,090
Prepaid expenses and other current assets	39,698	41,102
Total current assets	576,568	507,803
Property and equipment, net	2,377,450	2,394,184
Operating lease right-of-use assets	860,972	884,241
Other assets, net	97,520	98,234
Intangible assets, net	1,366,623	1,368,420
Goodwill, net	971,287	971,287
Total assets	$6,250,420	$6,224,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$84,974	$102,031
Current maturities of long-term debt	44,316	41,673
Accrued liabilities	414,312	412,945
Income tax payable	38,534	393
Total current liabilities	582,136	557,042
Long-term debt, net of current maturities and debt issuance costs	2,989,861	2,989,921
Operating lease liabilities, net of current portion	793,396	815,974
Deferred income taxes	274,547	264,912
Other liabilities	59,354	57,574
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 109,616,510 and 111,303,140 shares outstanding	1,096	1,113
Additional paid-in capital	693,858	827,725
Retained earnings	856,536	710,088
Accumulated other comprehensive income (loss)	(364)	(180)
Total stockholders' equity	1,551,126	1,538,746
Total liabilities and stockholders' equity	$6,250,420	$6,224,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
Revenues
Gaming	$667,954	$617,926
Food & beverage	63,743	44,112
Room	42,409	25,990
Other	86,637	65,279
Total revenues	860,743	753,307
Operating costs and expenses
Gaming	250,042	232,113
Food & beverage	53,934	38,913
Room	15,990	12,132
Other	56,925	41,907
Selling, general and administrative	92,047	90,007
Master lease rent expense	26,306	25,915
Maintenance and utilities	32,890	28,231
Depreciation and amortization	62,478	64,467
Corporate expense	29,004	23,315
Project development, preopening and writedowns	(10,029)	1,415
Other operating items, net	98	1,157
Total operating costs and expenses	609,685	559,572
Operating income	251,058	193,735
Other expense (income)
Interest income	(420)	(509)
Interest expense, net of amounts capitalized	37,658	57,890
Loss on early extinguishments and modifications of debt	3,300	—
Other, net	(253)	1,932
Total other expense, net	40,285	59,313
Income before income taxes	210,773	134,422
Income tax provision	(47,845)	(32,261)
Net income	$162,928	$102,161

Basic net income per common share	$1.45	$0.90
Weighted average basic shares outstanding	112,195	113,626

Diluted net income per common share	$1.45	$0.90
Weighted average diluted shares outstanding	112,358	113,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net income	$162,928	$102,161
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(184)	(321)
Comprehensive income	$162,744	$101,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	162,928	—	162,928
Comprehensive loss, net of tax	—	—	—	—	(184)	(184)
Release of restricted stock units, net of tax	115,686	1	(2,720)	—	—	(2,719)
Release of performance stock units, net of tax	294,344	3	(8,113)	—	—	(8,110)
Shares repurchased and retired	(2,096,660)	(21)	(131,768)	—	—	(131,789)
Dividends declared ($0.15 per share)	—	—	—	(16,480)	—	(16,480)
Share-based compensation costs	—	—	8,734	—	—	8,734
Balances, March 31, 2022	109,616,510	$1,096	$693,858	$856,536	$(364)	$1,551,126

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	102,161	—	102,161
Comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Stock options exercised	158,568	2	1,743	—	—	1,745
Release of restricted stock units, net of tax	29,808	—	(609)	—	—	(609)
Release of performance stock units, net of tax	61,654	1	(1,901)	—	—	(1,900)
Share-based compensation costs	—	—	5,701	—	—	5,701
Balances, March 31, 2021	112,080,887	$1,121	$881,367	$348,403	$(171)	$1,230,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$162,928	$102,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,478	64,467
Amortization of debt financing costs and discounts on debt	2,264	3,024
Non-cash operating lease expense	10,013	16,043
Share-based compensation expense	8,734	5,701
Deferred income taxes	9,635	30,683
Gain on sale of assets	(12,725)	—
Loss on early extinguishments and modifications of debt	3,300	—
Other operating activities	—	2,591
Changes in operating assets and liabilities:
Accounts receivable, net	(7,613)	(9,407)
Inventories	(460)	2,015
Prepaid expenses and other current assets	1,467	3,107
Income taxes payable, net	38,141	1,499
Other assets, net	524	(834)
Accounts payable and accrued liabilities	(32,149)	15,496
Operating lease liabilities	(10,013)	(16,043)
Other liabilities	(2,815)	(3,817)
Net cash provided by operating activities	233,709	216,686
Cash Flows from Investing Activities
Capital expenditures	(46,623)	(35,477)
Insurance proceeds received from hurricane losses	—	31,263
Proceeds received from disposition of assets	20,115	—
Other investing activities	—	6,672
Net cash (used in) provided by investing activities	(26,508)	2,458
Cash Flows from Financing Activities
Borrowings under bank credit facility	880,000	—
Payments under bank credit facility	(867,897)	(4,899)
Debt financing costs	(13,635)	—
Share-based compensation activities	(10,829)	(764)
Shares repurchased and retired	(131,789)	—
Other financing activities	(955)	(204)
Net cash used in financing activities	(145,105)	(5,867)
Change in cash, cash equivalents and restricted cash	62,096	213,277
Cash, cash equivalents and restricted cash, beginning of period	357,128	534,999
Cash, cash equivalents and restricted cash, end of period	$419,224	$748,276
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$26,413	$28,279
Cash paid for (received from) income taxes	—	(34)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$4,720	$1,806
Dividends declared not yet paid	16,480	—
Operating lease right-of-use asset and liability remeasurements	(11,224)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

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

Impact of the COVID-19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of March 31, 2022, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed to the public due to the current levels of demand in the market. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners.

The closures of our properties in 2020 had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols may further impact our business in the future. The severity and duration of such potential business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, change in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2022.

The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for voting interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

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

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2022	2021	2021	2020
Cash and cash equivalents	$402,975	$344,557	$730,908	$519,182
Restricted cash	16,249	12,571	17,368	15,817
Total cash, cash equivalents and restricted cash	$419,224	$357,128	$748,276	$534,999

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

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers, excluding race and sports wagers, is recognized when the wagers occur as all such wagers settle immediately. The allocated revenue for race and sports wagers is recognized when the specific event or game occurs. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 4, Accrued Liabilities, for the balance outstanding related to player loyalty programs.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

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

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our player loyalty programs such as cash and the estimated retail value of goods and services (such as complimentary rooms and food & beverage). We reward customers, through the use of player loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food & beverage, and to a lesser extent for other goods or services, depending upon the property.

The estimated retail value related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Food & beverage	$27,578	$22,702
Room	15,083	12,939
Other	2,013	1,076

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. In addition, we are responsible for the payment of gaming taxes owed for the online gaming activities conducted by third party operators under certain collaborative arrangements. We are reimbursed for these taxes by the third-party operators. We report the gaming taxes paid as other expense and the reimbursements we receive as other revenues. These taxes totaled approximately $171.5 million and $158.8 million for the three months ended March 31, 2022 and 2021, respectively, including taxes deposited pursuant to the online collaborative agreements of $39.8 million and $34.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), one of the nation's leaders in online sports-betting, to pursue sports-betting opportunities, both at our properties and online, across the country. Subject to state law and regulatory approvals, we have established a presence in the retail gaming, online gaming and sports wagering industry by leveraging FanDuel's technology and related services. We have also entered into agreements with other companies for the operation of online gaming offerings under market-access agreements. We operate retail gaming, and in some states online gaming, in Illinois, Indiana, Iowa, Louisiana, Mississippi and Pennsylvania under either the FanDuel brand or one of our other market access partners. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

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

Recently Adopted Accounting Pronouncements

ASU 2021-05, Leases, Topic 842 ("Update 2021-05")

In July 2021, the Financial Accounting Standards Board ("FASB") issued Update 2021-05 to clarify guidance for lessors with lease contracts that have variable lease payments that do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted Update 2021-05 during first quarter 2022 and the impact of the adoption to its condensed consolidated financial statements was not material.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Land	$336,578	$343,963
Buildings and improvements	3,158,646	3,146,697
Furniture and equipment	1,686,559	1,653,451
Riverboats and barges	241,584	241,447
Construction in progress	7,044	912
Total property and equipment	5,430,411	5,386,470
Less accumulated depreciation	(3,052,961)	(2,992,286)
Property and equipment, net	$2,377,450	$2,394,184

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Depreciation expense	$60,675	$61,310

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2022
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.2	$68,100	$(64,629)	$—	$3,471
Host agreements	11.2	58,000	(14,822)	—	43,178
Development agreement	—	21,373	—	—	21,373
		147,473	(79,451)	—	68,022

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(27,200)	176,800
Gaming license rights	Indefinite	1,377,935	(33,960)	(222,174)	1,121,801
		1,581,935	(33,960)	(249,374)	1,298,601
Balances, March 31, 2022		$1,729,408	$(113,411)	$(249,374)	$1,366,623

	December 31, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.5	$68,100	$(63,798)	$—	$4,302
Host agreements	11.4	58,000	(13,856)	—	44,144
Development agreement	—	21,373	—	—	21,373
		147,473	(77,654)	—	69,819

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(27,200)	176,800
Gaming license rights	Indefinite	1,377,935	(33,960)	(222,174)	1,121,801
		1,581,935	(33,960)	(249,374)	1,298,601
Balances, December 31, 2021		$1,729,408	$(111,614)	$(249,374)	$1,368,420

Goodwill, net consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, March 31, 2022	$1,267,362	$(6,134)	$(289,941)	$971,287

The following table sets forth the changes in our goodwill, net, during the three months ended March 31, 2022.

(In thousands)	Goodwill, Net
Balance, January 1, 2022	$971,287
Additions	—
Impairments	—
Balance, March 31, 2022	$971,287

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Payroll and related expenses	$66,380	$99,880
Interest	28,202	19,210
Gaming	75,695	78,552
Player loyalty program	31,763	28,430
Advance deposits	19,879	15,320
Outstanding chip	7,251	7,407
Dividend payable	16,480	—
Operating lease	84,536	84,884
Other accrued	84,126	79,262
Total accrued liabilities	$414,312	$412,945

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2022
	Interest			Unamortized
	Rates at			Origination
	March 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.073%	$880,000	$—	$(18,473)	$861,527
4.750% senior notes due 2027	4.750%	1,000,000	—	(11,202)	988,798
8.625% senior notes due 2025	8.625%	300,000	—	(3,769)	296,231
4.750% senior notes due 2031	4.750%	900,000	—	(12,929)	887,071
Other	5.534%	550	—	—	550
Total long-term debt		3,080,550	—	(46,373)	3,034,177
Less current maturities		44,316	—	—	44,316
Long-term debt, net		$3,036,234	$—	$(46,373)	$2,989,861

	December 31, 2021
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Bank credit facility	2.286%	$867,897	$(293)	$(8,498)	$859,106
4.750% senior notes due 2027	4.750%	1,000,000	—	(11,688)	988,312
8.625% senior notes due 2025	8.625%	300,000	—	(4,066)	295,934
4.750% senior notes due 2031	4.750%	900,000	—	(13,254)	886,746
Other	5.932%	1,496	—	—	1,496
Total long-term debt		3,069,393	(293)	(37,506)	3,031,594
Less current maturities		41,673	—	—	41,673
Long-term debt, net		$3,027,720	$(293)	$(37,506)	$2,989,921

Bank Credit Facility

Credit Agreement

On March 2, 2022 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement") among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the "Guarantors"), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The Credit Agreement replaced the Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (the "Prior Credit Agreement"), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Agreement, including a senior secured term loan A facility (the "Prior Term A Loan") and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), and to fund transaction costs in connection with the Credit Agreement.

The outstanding principal amounts under the Credit Facility and Prior Credit Agreement are comprised of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Revolving Credit Facility	$—	$—
Term A Loan	880,000	—
Prior Term A Loan	—	118,153
Prior Refinancing Term B Loan	—	749,744
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$880,000	$867,897

With a total revolving credit commitment of $1,450.0 million available under the bank credit facility, no borrowings outstanding on the Revolving Credit Facility and the swing loan and $14.2 million allocated to support various letters of credit, there is a remaining contractual availability of $1,435.8 million as of March 31, 2022.

Interest and Fees

The interest rate on the outstanding balance of the Revolving Credit Facility and the Term A Loan is based upon, at the Company’s option, either: (i) a rate based on the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility. The rates based on SOFR will be determined based upon, at the Company’s option, (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York, and will include credit spread adjustments as set forth in the Credit Agreement. The "base rate" under the Credit Agreement is the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one month interest period plus 1.00%.

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Agreement (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing June 30, 2022, payable on a quarterly basis, and (ii) beginning with the fiscal year ending December 31, 2021, the Company will be required to use a portion of its annual excess cash flow to prepay loans outstanding under the Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) exceeds certain thresholds set forth in the Credit Agreement.

Amounts outstanding under the Credit Agreement may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain conditions.

Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the Credit Agreement in connection with certain asset sales and issuances of certain additional non-permitted or refinancing indebtedness.

Guarantees and Collateral

The Company’s obligations under the Credit Facility, subject to certain exceptions, are guaranteed by certain of the Company’s subsidiaries and are secured by the capital stock of certain subsidiaries. In addition, subject to certain exceptions, the Company and each of the guarantors granted the administrative agent first priority liens and security interests on substantially all of their real and personal property (other than gaming licenses and subject to certain other exceptions) as additional security for the performance of the secured obligations under the Credit Facility.

The Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments or term loans and increases to the Revolving Credit Facility and Term A Loan in an aggregate amount up to the sum of (i) $1,000.0 million, (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

Financial and Other Covenants

The Credit Agreement contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio on a quarterly basis of 2.50 to 1.00, (ii) requiring the maintenance of a maximum Consolidated Total Net Leverage Ratio on a quarterly basis, (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments.

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum Consolidated Total Net Leverage Ratio for the fiscal quarter ending June 30, 2022 through the fiscal quarter ending June 30, 2023 must be no higher than 5.00 to 1.00 and for the fiscal quarter ending September 30, 2023 and each fiscal quarter thereafter, 4.50 to 1.00.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

Early Extinguishment and Modification of Debt

In accordance with authoritative accounting guidance for debt extinguishments and debt modifications, we accounted for the retirement of the Prior Term A Loan and the Prior Refinancing Term B Loan as extinguishments of debt, resulting in the write-off of unamortized deferred finance charges totaling $2.8 million, which is included in loss on early extinguishments and modifications of debt for the three months ended March 31, 2022. As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement were substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Revolving Credit Facility termination as a modification of debt and $4.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $14.5 million incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. An additional $0.5 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the three months ended March 31, 2022. There was no loss on early extinguishment and modification of debt for the three months ended March 31, 2021.

Covenant Compliance

As of  March 31, 2022, we believe that we were in compliance with the covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

On March 28, 2022, we announced that we had entered into a definitive agreement to acquire Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. ("Pala Canada"), for total cash consideration of $170.0 million. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business (B2B) and business-to-consumer (B2C) basis in regulated markets across the United States and Canada. The transaction is expected to close by the first quarter of 2023, subject to the satisfaction of customary closing conditions and the receipt of all required regulatory approvals. We intend to finance the transaction through cash flow from operations and availability under our Revolving Credit Facility.

Commitments
As of March 31, 2022, other than the pending acquisition of Pala Interactive as discussed above, there have been no material changes to our commitments described under Note 8, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Programs
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million. Under this repurchase program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to repurchase any shares under this program. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2022, the Company repurchased  2.1 million shares, at a total cost, including brokerage fees, of  $131.8 million, for an average repurchase price per share of $62.86. There were no share repurchases during the three months ended March 31, 2021.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15

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

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Gaming	$229	$160
Food & beverage	44	31
Room	21	14
Selling, general and administrative	1,165	815
Corporate expense	7,275	4,681
Total share-based compensation expense	$8,734	$5,701

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

Performance Shares

Our stock incentive plan provides for the issuance of Performance Share Units ("PSU") grants which may be earned, in whole or in part, upon passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly.

The PSU grants awarded in fourth quarter 2018 and 2017 fully vested during first quarter 2022 and 2021, respectively. Common shares were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in November 2018 resulted in a total of 408,609 shares being issued during first quarter 2022, representing approximately 1.58 shares per PSU. Of the 408,609 shares issued, a total of 114,265 were surrendered by the participants for payroll taxes, resulting in a net issuance of 294,344 shares due to the vesting of the 2018 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2021; therefore, the vesting of the PSUs did not impact compensation costs in our 2022 condensed consolidated statement of operations.

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

Unamortized Stock Compensation Expense and Recognition Period

As of March 31, 2022, there was approximately $19.5 million, $9.1 million and $1.9 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of March 31, 2022, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.4 years, 2.4 years and 3.8 years, respectively.

NOTE 8.     FAIR VALUE MEASUREMENTS

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$402,975	$402,975	$—	$—
Restricted cash	16,249	16,249	—	—
Investment available for sale	15,612	—	—	15,612

	December 31, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$344,557	$344,557	$—	$—
Restricted cash	12,571	12,571	—	—
Investment available for sale	15,822	—	—	15,822
Liability
Contingent payments	$62	$—	$—	$62

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  March 31, 2022 and December 31, 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

Investment Available for Sale

We have an investment in a single municipal bond issuance of $18.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2022 and  December 31, 2021 is a discount rate of 10.8% and 10.1%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At both  March 31, 2022 and December 31, 2021, $0.6 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2022 and December 31, 2021, $15.0 million and $15.2 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.3 million at both March 31, 2022 and December 31, 2021, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years, which ended on December 20, 2021. The liability is recorded at the estimated fair value of the contingent payments using a discounted cash flows approach. There was no current liability at March 31, 2022 and at December 31, 2021 there was a current liability of $0.1 million, related to this agreement, which is recorded in accrued liabilities on the respective condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Asset	Liability	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,822	$(62)	$16,692	$(924)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	42	—	41	(13)
Included in other comprehensive income (loss)	(252)	—	(436)	—
Included in other items, net	—	—	—	26
Purchases, sales, issuances and settlements:
Settlements	—	62	—	142
Balance at end of reporting period	$15,612	$—	$16,297	$(769)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and other financial instruments:

	March 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$23,738	$20,315	$26,581	Level 3

	December 31, 2021
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$24,306	$20,734	$26,908	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Bank credit facility	$880,000	$861,527	$877,800	Level 2
4.750% senior notes due 2027	1,000,000	988,798	987,500	Level 1
8.625% senior notes due 2025	300,000	296,231	315,375	Level 1
4.750% senior notes due 2031	900,000	887,071	864,000	Level 1
Other	550	550	550	Level 3
Total debt	$3,080,550	$3,034,177	$3,045,225

	December 31, 2021
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Bank credit facility	$867,897	$859,106	$866,812	Level 2
4.750% senior notes due 2027	1,000,000	988,312	1,023,750	Level 1
8.625% senior notes due 2025	300,000	295,934	320,250	Level 1
4.750% senior notes due 2031	900,000	886,746	915,750	Level 1
Other	1,496	1,496	1,496	Level 3
Total debt	$3,069,393	$3,031,594	$3,128,058

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about  March 31, 2022 and December 31, 2021. The estimated fair values of our senior notes are based on quoted market prices as of  March 31, 2022 and December 31, 2021. The other debt is fixed-rate debt consisting of: (i) finance leases with various maturity dates from 2022 to 2024; and (ii) a purchase obligation with quarterly payments maturing in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2022 and 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

NOTE 9.    SEGMENT INFORMATION

We have aggregated our properties in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table below lists the classification of each of our properties.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (2)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (2)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (2)	St. Charles, Missouri
Belterra Park (2)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

(1) Eastside Cannery is currently closed due to local market conditions.

(2) Property is subject to a master lease agreement with a real estate investment trust.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate each of our property's profitability based on Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early retirements of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company. Results for Lattner, our Illinois distributed gaming operator, and for our online gaming initiatives are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended March 31, 2022
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$173,590	$20,337	$19,657	$13,978	$227,562
Downtown Las Vegas	32,443	9,709	5,396	1,936	49,484
Midwest & South	461,921	33,697	17,356	70,723	583,697
Total Revenues	$667,954	$63,743	$42,409	$86,637	$860,743

	Three Months Ended March 31, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$149,222	$13,430	$10,687	$9,084	$182,423
Downtown Las Vegas	14,846	3,812	1,821	954	21,433
Midwest & South	453,858	26,870	13,482	55,241	549,451
Total Revenues	$617,926	$44,112	$25,990	$65,279	$753,307

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2022 and  December 31, 2021 and for the three months ended March 31, 2022 and 2021

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Adjusted EBITDAR
Las Vegas Locals	$118,695	$90,642
Downtown Las Vegas	18,389	2,440
Midwest & South	223,481	218,149
Corporate expense	(21,729)	(18,634)
Adjusted EBITDAR	338,836	292,597
Other operating costs and expenses
Deferred rent	191	207
Master lease rent expense	26,306	25,915
Depreciation and amortization	62,478	64,467
Share-based compensation expense	8,734	5,701
Project development, preopening and writedowns	(10,029)	1,415
Other operating items, net	98	1,157
Total other operating costs and expenses	87,778	98,862
Operating income	251,058	193,735
Other expense (income)
Interest income	(420)	(509)
Interest expense, net of amounts capitalized	37,658	57,890
Loss on early extinguishments and modifications of debt	3,300	—
Other, net	(253)	1,932
Total other expense, net	40,285	59,313
Income before income taxes	210,773	134,422
Income tax provision	(47,845)	(32,261)
Net income	$162,928	$102,161

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2022	2021
Assets
Las Vegas Locals	$1,625,364	$1,641,409
Downtown Las Vegas	238,713	228,161
Midwest & South	3,914,299	3,947,076
Total Reportable Segment Assets	5,778,376	5,816,646
Corporate	472,044	407,523
Total Assets	$6,250,420	$6,224,169

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2022. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of March 31, 2022, and as reflected in the table below, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed to the public due to the current levels of demand in the market. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners.

The closures of our properties in 2020 had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols may further impact our business in the future. The severity and duration of such potential business impacts cannot currently be estimated and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs, the development and effectiveness of COVID-19 treatments, change in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

After the property reopenings in 2020, we implemented a strategic shift in our operating philosophy to increase our focus on building loyalty with core customers and adopted a more efficient approach to doing business. This operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line. We continue this strategy in 2022 and remain focused on our disciplined approach to operating the business.

We currently anticipate funding our operations over the next 12 months with the cash generated from our operations, supplemented, as necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility.

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each operating property as part of an operating segment. For financial reporting purposes, we aggregate our properties into the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino (2)	East Peoria, Illinois
Belterra Casino Resort (4)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (4)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (4)	St. Charles, Missouri
Belterra Park (4)	Cincinnati, Ohio
Valley Forge Casino Resort (3)	King of Prussia, Pennsylvania

(1) Eastside Cannery remains closed since March 18, 2020.

(2) Par-A-Dice was temporarily closed on November 20, 2020 and subsequently reopened on January 16, 2021.

(3) Valley Forge was temporarily closed on December 12, 2020 and subsequently reopened on January 4, 2021.

(4) Property is subject to a master lease agreement with a real estate investment trust.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. As our Downtown properties cater to the Hawaiian market, financial results for these operations are included in our Downtown Las Vegas segment.

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment. Lattner's operations were temporarily suspended on November 20, 2020 and subsequently resumed on January 16, 2021.

We have online sports-betting offerings through market-access agreements with other companies in New Jersey and six of the nine states we operate in throughout the Midwest & South segment. We also have iGaming offerings in two of these states. Financial results for online sports betting and iGaming operations are included in our Midwest & South segment.

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

Strengthening Our Balance Sheet

We are committed to finding opportunities to strengthen our balance sheet through diversifying and increasing cash flow to reduce our debt. We intend to take a balanced approach to our cash flows, with a current emphasis on investing in our business and returning capital to shareholders.

Operating Efficiently

We are committed to operating more efficiently. As we re-opened our properties and adjusted our operations to address the impacts of the COVID-19 pandemic, the efficiencies of our disciplined business model positioned us to flow a substantial portion of our revenue directly to the bottom line.

Evaluating Acquisition Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business and deliver a solid return for shareholders and are available at the right price. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, development of new properties, acquisitions, or expanding and enhancing online and iGaming offerings as they are legalized in and around the states we operate in today.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended
	March 31,
(In millions)	2022	2021
Total revenues	$860.7	$753.3
Operating income	251.1	193.7
Net income	162.9	102.2

Total Revenues

Total revenues increased $107.4 million, or 14.3%, during the three months ended March 31, 2022, as compared to the prior year comparable period, due primarily to the continued recovery from the COVID-19 pandemic as many COVID-related restrictions impacting our business were lifted in the second quarter of 2021, vaccination rates increased year over year, destination travel grew and we opened additional amenities that were closed for all or a portion of the prior year period. We also continue to focus on our core customer, leveraging more robust marketing and analytical tools since reopening the majority of our properties in the second quarter of 2020, which has driven revenue growth from our core customers year over year.

Operating Income

Operating income increased $57.3 million, or 29.6%, for the three months ended March 31, 2022, compared to the prior year comparable period, primarily due to a 14.3% growth in revenues year over year with continued recovery from the COVID-19 pandemic and our focus on our core customers as discussed above. In addition, we transformed our operatingmodel after reopening our properties and this streamlined operating model, with a focus and discipline on costs, has allowed us to flow a greater portion of our revenue growth to operating income. Operating income was also favorably impacted by a $12.7 million gain on disposition of assets for the three months ended March 31, 2022.

Net Income

Net income increased $60.8 million for the three months ended March 31, 2022, compared to the prior year comparable period. The increase is attributable to the operating income increase of $57.3 million, as discussed above. In addition, income before income taxes increased due to a $20.2 million decrease in interest expense as a result of a $870.1 million decline in the weighted average debt balance. This reduction is due to the retirements of the $750 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Notes") and the $700 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Notes") in June 2021 and the retirement of $300 million aggregate principal amount of our 8.625% Senior Notes due 2025 ("8.625% Notes) in November 2021, offset by the issuance of the $900 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Notes due 2031") in June 2021. These increases in income are offset by an increase in the income tax provision of $15.6 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 78% and 82% of revenues for the three months ended March 31, 2022 and 2021, respectively. Other revenues, which include online offerings, represent our next most significant revenue source, generating 10% and 9% of revenues for the three months ended March 31, 2022 and 2021, respectively. Food & beverage revenues and room revenues separately contributed less than 10% of revenues during these periods. The shift in percentage contributions of revenues from gaming over the prior year is driven by the impact of operating restrictions as properties reopened following the COVID-related closures in 2020, which limited our offerings of non-gaming amenities, and was also impacted by limited destination travel, entertainment and group business in the prior year.

	Three Months Ended
	March 31,
(In millions)	2022	2021
REVENUES
Gaming	$668.0	$617.9
Food & beverage	63.7	44.1
Room	42.4	26.0
Other	86.6	65.3
Total revenues	$860.7	$753.3

COSTS AND EXPENSES
Gaming	$250.0	$232.1
Food & beverage	53.9	38.9
Room	16.0	12.1
Other	56.9	41.9
Total costs and expenses	$376.8	$325.0

MARGINS
Gaming	62.6%	62.4%
Food & beverage	15.4%	11.8%
Room	62.3%	53.5%
Other	34.3%	35.8%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $50.1 million, or 8.1%, during the three months ended March 31, 2022, as compared to the corresponding period of the prior year, was due primarily to a 6.8% increase in slot win and a 22.8% increase in table game hold as we continue to leverage our marketing and analytical tools to focus on our core customers.

Food & Beverage

Food & beverage revenues increased  $19.6 million, or 44.5%, during the three months ended  March 31, 2022, compared to the prior year comparable period , primarily due to an increase in food covers of 32.7% and an increase in average guest check of 5.9%.

Room

Room revenues increased$16.4 million, or 63.2%, during the three months ended March 31, 2022, as compared to the prior year comparable period, primarily due to an increase in hotel occupancy rate of 12.4% and an increase in average daily rate of 15.1%. Overall room margins increased to 62.3% from 53.5% in the prior year comparable period, due primarily to a decrease in cost per room of 5.1% as certain minimum staffing levels and fixed costs were spread across more occupied rooms, along with the increase in average daily rate of 15.1% noted above.

Other

Other revenues relate to our online gaming initiatives and patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased$21.3 million, or 32.7%, during the three months ended March 31, 2022, as compared to the corresponding period of the prior year, due primarily to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners, and as other amenities such as entertainment and group business started to return again after the COVID-related closures. Corresponding period-over-period increases in other expenses reflect primarily the gaming taxes paid on behalf of our online partners and the corresponding costs of entertainment and group business.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Total revenues
Las Vegas Locals	$227.6	$182.4
Downtown Las Vegas	49.5	21.4
Midwest & South	583.6	549.5
Total revenues	$860.7	$753.3

Adjusted EBITDAR (1)
Las Vegas Locals	$118.7	$90.6
Downtown Las Vegas	18.4	2.5
Midwest & South	223.5	218.1
Corporate expense	(21.8)	(18.6)
Adjusted EBITDAR	$338.8	$292.6

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $45.2 million during the three months ended March 31, 2022, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $24.4 million primarily due to an increase in slot handle of 11.0% and table game drop of 31.9% from the prior year comparable period. Room revenues increased $9.0 million due to an increase in hotel occupancy rate of 16.2% and average daily rate of 35.8% from the prior year comparable period. Food & beverage revenues increased $6.9 million due to an increase in food covers of 50.9% and average check of 9.3% from the prior year comparable period. Other revenues increased $4.9 million as entertainment venues expanded the number of events and demand for other amenities grew over the prior year comparable period.

Adjusted EBITDAR increased by $28.1 million during the three months ended March 31, 2022, as compared to the corresponding period of the prior year, due primarily to revenue growth and a continuation of our disciplined operating model shift when operations resumed following the reopening of our properties in 2020.

Downtown Las Vegas

Total revenues increased by $28.1 million during the three months ended March 31, 2022, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Given that our Downtown properties cater to the Hawaiian market, the year over year reduction in restrictions in Hawaii drove an increase in Hawaiian visitation during the three months ended March 31, 2022 over the prior year comparable period, which drove the overall departmental revenue increases. In addition, one of our downtown properties reopened in early September 2021 as destination travel started returning.

Adjusted EBITDAR increased by $15.9 million during the three months ended March 31, 2022, as compared to the corresponding periods of the prior year, due primarily to the revenue growth from the Hawaiian customer.

Midwest & South

Total revenues increased by $34.1 million during the three months ended March 31, 2022, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $8.0 million primarily due to an increase in table game drop of 12.1% from the prior year comparable period and a 1.4% increase in slot handle over the prior year comparable period. Other revenues increased $15.5 million as a result of our online gaming initiatives. Food & beverage revenues increased $6.8 million due to an increase in average guest check of 5.6% along with an increase in covers of 4.5% from the prior year comparable period. Room revenues increased $3.8 million due to an increase in average daily rate of 11.2% from the prior year comparable period.

Adjusted EBITDAR increased by $5.4 million during the three months ended March 31, 2022, as compared to the corresponding periods of the prior year, due primarily to non-gaming amenity growth and the increases in average check and average daily rate as discussed above.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Selling, general and administrative	$92.0	$90.0
Master lease rent expense	26.3	25.9
Maintenance and utilities	32.9	28.2
Depreciation and amortization	62.5	64.5
Corporate expense	29.0	23.3
Project development, preopening and writedowns	(10.0)	1.4
Other operating items, net	0.1	1.2

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 10.7% and 11.9% during the three months ended March 31, 2022 and 2021, respectively. We continue to focus on our disciplined operating model and targeted marketing, resulting in a percentage of revenues decrease with significant revenue growth in the current period.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense, as a percentage of revenues, was 3.1% and 3.4% during the three months ended March 31, 2022 and 2021, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, remained consistent at 3.8% and 3.7% during the three months ended March 31, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 7.3% and 8.6% during the three months ended March 31, 2022 and 2021, respectively. The $2.0 million decline from prior year comparable period is primarily driven by a $1.4 million decrease in intangible asset amortization as our customer relationships are amortized using an accelerated method. Depreciation expense remained consistent period over period. The percentage of revenue decrease is thus primarily attributable to revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our property operations, in addition to the corporate portion of share-based compensation expense. Corporate expense represented 3.4% and 3.1% of revenues during the three months ended March 31, 2022 and 2021, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset write-downs; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuate. During the three months ended March 31, 2022, the Company benefitted from a $12.7 million gain on disposition of assets.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Interest Expense, Net of Capitalized Interest and Interest Income	$37.2	$57.4
Average Long-Term Debt Balance (1)	3,071.9	3,942.0
Weighted Average Interest Rates	4.3%	5.4%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2022, decreased $20.2 million, or 35.1%, from the prior year comparable period. The decline is attributable to a decrease in the average long-term debt balance of $870.1 million along with a decline in the weighted average interest rate percentage point of 106 basis points for the three months ended March 31, 2022. The decline in the average long-term debt balance is primarily attributable to the following: (i) retirements of the 6.375% Notes and the 6.000% Notes in June 2021; and (ii) redemption of $300.0 million of 8.625% Notes in November 2021; offset by (iii) the issuance of the 4.750% Notes due 2031 in June 2021.

Loss on Early Extinguishments and Modifications of Debt

The $3.3 million loss on early extinguishment and modifications of debt for the three months ended March 31, 2022 is driven primarily by the retirement of the Prior Term A Loan and Prior Refinancing Term B Loan under the Prior Credit Agreement. See additional discussion in "Liquidity and Capital Resources".

Income Taxes

The effective tax rates during the three months ended March 31, 2022 and 2021 were 22.7% and 24.0%, respectively. Our tax rate for the three months ended March 31, 2022 and 2021 were unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes. As of December 31, 2021, the Company exhausted its federal net operating loss carryforwards which will result in higher cash taxes in the current and prospective periods.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2022 and December 31, 2021, we had balances of cash and cash equivalents of $403.0 million and $344.6 million, respectively. In addition, we held restricted cash balances of $16.2 million and $12.6 million at March 31, 2022 and December 31, 2021, respectively. Our working capital deficit at March 31, 2022 and December 31, 2021 was $5.6 million and $49.2 million, respectively.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements, maintenance capital expenditures and our announced definitive agreement to acquire Pala Interactive LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. See "Indebtedness", below, for further detail regarding the bank credit facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net cash provided by operating activities	$233.7	$216.7

Cash flows from investing activities
Capital expenditures	(46.6)	(35.5)
Insurance proceeds received for hurricane losses	—	31.3
Proceeds from disposition of assets	20.1	—
Other investing activities	—	6.7
Net cash (used in) provided by investing activities	(26.5)	2.5

Cash flows from financing activities
Net payments under bank credit facility	12.1	(4.9)
Debt financing costs, net	(13.6)	—
Share-based compensation activities, net	(10.8)	(0.8)
Shares repurchased and retired	(131.8)	—
Other financing activities	(1.0)	(0.2)
Net cash used in financing activities	(145.1)	(5.9)
Increase in cash, cash equivalents and restricted cash	$62.1	$213.3

Cash Flows from Operating Activities

During the three months ended March 31, 2022 and 2021, we generated operating cash flow of $233.7 million and $216.7 million, respectively. Generally, operating cash flows increased during 2022 as compared to the prior year period due to the year over year revenue growth.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2022, we incurred net cash outflows for investing activities of $26.5 million comprised of capital expenditures of $46.6 million, primarily related to furniture and equipment purchases and building projects at various properties, offset by $20.1 million in proceeds from disposition of assets. During the three months ended March 31, 2021, we incurred net cash inflows for investing activities of $2.5 million comprised of capital expenditure spending of $35.5 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $31.3 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Wilton Rancheria project.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities in the three months ended March 31, 2022, primarily reflect share repurchases, debt financing costs related to the Credit Agreement and share-based compensation, offset by an increase in the outstanding principal under the bank credit facility (see "Indebtedness"). The net cash outflows from financing activities in the three months ended March 31, 2021, primarily reflect quarterly payments on our Prior Term Loans.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2022	December 31, 2021	Increase / (Decrease)
Bank credit facility	$880.0	$867.9	$12.1
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	300.0	300.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.5	1.5	(1.0)
Total long-term debt	3,080.5	3,069.4	11.1
Less current maturities	44.3	41.7	2.6
Long-term debt, net of current maturities	$3,036.2	$3,027.7	$8.5

Bank Credit Facility

Credit Agreement

On March 2, 2022 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement") among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the "Guarantors"), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The Credit Agreement replaced the Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (the "Prior Credit Agreement"), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders.

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Agreement, including a senior secured term loan A facility (the "Prior Term A Loan") and senior secured term loan B facility (the "Prior Refinancing Term B Loan", and collectively with the Prior Term A Loan, the "Prior Term Loans"), and to fund transaction costs in connection with the Credit Agreement. For additional information, refer to Note 5, Long-Term Debt in the notes to our condensed consolidated financial statements included herein.

Amounts Outstanding

The principal amounts under the bank credit facility are comprised of the following:

	March 31,	December 31,
(In millions)	2022	2021
Revolving Credit Facility	$—	$—
Term A Loan	880.0	—
Prior Term A Loan	—	118.2
Prior Refinancing Term B Loan	—	749.7
Swing Loan	—	—
Total outstanding principal amounts under the bank credit facility	$880.0	$867.9

With a total revolving credit commitment of $1,450.0 million available under the bank credit facility, no borrowings on the Revolving Credit Facility and the swing loan and $14.2 million allocated to support various letters of credit, there is a remaining contractual availability of $1,435.8 million as of March 31, 2022.

The blended interest rate for outstanding borrowings under the bank credit facility was 2.1% at March 31, 2022 and 2.3% at December 31, 2021.

Debt Service Requirements

Debt service requirements for Term A Loan include amortization in an annual amount equal to 5.00% of the original principal amount thereof, commencing June 30, 2022, payable on a quarterly basis. Additionally, under the bank credit facility we have monthly Term A Loan interest payment obligations and quarterly unused line interest payments. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 4.750% to 8.625%) and principal repayments of our 8.625% Notes due in June 2025, our 4.750% Notes due in December 2027 and our 4.750% Notes due in June 2031.

Covenant Compliance

As of March 31, 2022, we believe that we were in compliance with the covenants contained in our debt instruments.

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

Guarantor Financial Information

In connection with the issuance of our 6.375% Notes, our 6.000% Notes, our 4.750% senior notes due December 2027 ("4.750% Notes due 2027"), our 8.625% Notes and our 4.750% Notes due 2031 (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. With the exception of one subsidiary, the guarantors of the 6.375% Notes are the same as for our 6.000% Notes, both 4.750% Notes and 8.625% Notes (collectively, the "Other Notes"). On June 9, 2021, the 6.375% Notes and 6.000% Notes were redeemed.

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	March 31,	December 31,
(In millions)	2022	2021
Current assets	$556.7	$487.7
Noncurrent assets	10,276.0	10,158.4
Current liabilities	562.6	538.1
Noncurrent liabilities	4,127.1	4,138.4

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Three Months Ended
(In millions)	March 31, 2022
Revenues	$876.8
Operating income	448.8
Income before income taxes	408.5
Net income	360.5

Share Repurchase Programs

Subject to applicable corporate securities laws, repurchases under our share repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and Credit Facility. Purchases under our share repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the share repurchase program with existing cash resources and availability under our Credit Facility.

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300 million. We are not obligated to repurchase any shares under this program, and purchases under our share repurchase program can be discontinued at any time at our sole discretion. There were 2.1 million shares repurchased during the three months ended March 31, 2022. There were no share repurchases during the three months ended March 31, 2021 as we had suspended all share repurchases in March 2020 due to the impact of the COVID-19 pandemic on our business. As of March 31, 2022, we are authorized to repurchase up to an additional $148.8 million shares of our common stock.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company's cash dividend program.

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15

Other Items Affecting Liquidity

We anticipate funding our capital requirements, including the acquisition of Pala Interactive, using cash on hand, cash being generated by our properties and availability under our Revolving Credit Facility, to the extent borrowing capacity exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments

Pending Acquisitions

On March 28, 2022, we announced that we had entered into a definitive agreement to acquire Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. ("Pala Canada"), for total cash consideration of $170.0 million. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business (B2B) and business-to-consumer (B2C) basis in regulated markets across the United States and Canada. The transaction is expected to close by the first quarter of 2023, subject to the satisfaction of customary closing conditions and the receipt of all required regulatory approvals. We intend to finance the transaction through cash flow from operations and availability under our Revolving Credit Facility.

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform on-going refurbishment and maintenance at our properties is approximately $240million to $260 million. We fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital, including beginning construction on a land-based facility at Treasure Chest which will replace our existing riverboat, and expansion of the Fremont's casino space and dining options. Both of these projects are in addition to our maintenance capital spending, and we expect to spend an additional $50 million to $65 million this year.

We also continue to work with the Wilton Rancheria, to develop and manage Sky River Casino, a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. Wilton Rancheria has secured third-party financing to fund construction, which began in first quarter 2021. Sky River Casino is expected to open in the fourth quarter of this year.

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

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Critical Accounting Policies

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on February 28, 2022.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2021, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of March 31, 2022, our long-term variable-rate borrowings represented approximately 28.6% of total long-term debt. Based on March 31, 2022 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs to change by approximately $8.8 million.

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

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2022 through January 31, 2022	872,971	$60.51	872,971	$227,783,271
February 1, 2022 through February 28, 2022	532,993	62.83	532,993	194,296,857
March 1, 2022 through March 31, 2022	690,696	65.85	690,696	148,816,087
Total	2,096,660	$62.86	2,096,660	$148,816,087

(1) All shares repurchased are covered by our $300 million share repurchase program. The program was approved by our Board of Directors on October 21, 2021 and has no expiration date.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Purchase Agreement and Plan of Merger, dated as of March 28, 2022, by and among Boyd Interactive, Boyd Phoenix Acquisition, LLC, Boyd Phoenix Canada Inc., Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.	Filed electronically herewith

10.2	Credit Agreement, dated as of March 2, 2022, among the Company, the Guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association as swingline lender, and certain other financial institutions party thereto as lenders.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on March 2, 2022

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the three months ended March 31, 2022 and 2021, iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2022.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting (Authorized Signatory and Interim Chief Accounting Officer)