Form 10-Q
period 2022-06-30
BOYD GAMING CORP
filed 2022-08-04
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2022 was 106,842,266.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$250,195	$344,557
Restricted cash	13,824	12,571
Accounts receivable, net	86,759	89,483
Inventories	21,091	20,090
Prepaid expenses and other current assets	40,967	41,102
Income taxes receivable	4,976	—
Total current assets	417,812	507,803
Property and equipment, net	2,354,455	2,394,184
Operating lease right-of-use assets	847,858	884,241
Other assets, net	93,769	98,234
Intangible assets, net	1,364,972	1,368,420
Goodwill, net	971,287	971,287
Total assets	$6,050,153	$6,224,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$87,443	$102,031
Current maturities of long-term debt	44,275	41,673
Accrued liabilities	402,882	412,945
Income tax payable	—	393
Total current liabilities	534,600	557,042
Long-term debt, net of current maturities and debt issuance costs	2,864,589	2,989,921
Operating lease liabilities, net of current portion	780,635	815,974
Deferred income taxes	283,710	264,912
Other liabilities	57,464	57,574
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 106,841,360 and 111,303,140 shares outstanding	1,068	1,113
Additional paid-in capital	541,797	827,725
Retained earnings	987,273	710,088
Accumulated other comprehensive loss	(983)	(180)
Total stockholders' equity	1,529,155	1,538,746
Total liabilities and stockholders' equity	$6,050,153	$6,224,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues
Gaming	$684,925	$727,462	$1,352,879	$1,345,388
Food & beverage	70,299	57,428	134,042	101,540
Room	49,904	39,077	92,313	65,067
Other	89,322	69,635	175,959	134,914
Total revenues	894,450	893,602	1,755,193	1,646,909
Operating costs and expenses
Gaming	254,500	259,378	504,542	491,491
Food & beverage	57,456	46,819	111,390	85,732
Room	17,285	14,207	33,275	26,339
Other	60,577	44,487	117,502	86,394
Selling, general and administrative	95,662	90,473	187,709	180,480
Master lease rent expense	26,654	26,175	52,960	52,090
Maintenance and utilities	34,517	31,157	67,407	59,388
Depreciation and amortization	66,757	67,279	129,235	131,746
Corporate expense	34,872	34,716	63,876	58,031
Project development, preopening and writedowns	912	1,454	(9,117)	2,869
Other operating items, net	188	11,115	286	12,272
Total operating costs and expenses	649,380	627,260	1,259,065	1,186,832
Operating income	245,070	266,342	496,128	460,077
Other expense (income)
Interest income	(483)	(455)	(903)	(964)
Interest expense, net of amounts capitalized	36,466	55,131	74,124	113,021
Loss on early extinguishments and modifications of debt	16,509	65,475	19,809	65,475
Other, net	3,750	237	3,497	2,169
Total other expense, net	56,242	120,388	96,527	179,701
Income before income taxes	188,828	145,954	399,601	280,376
Income tax provision	(42,065)	(32,225)	(89,910)	(64,486)
Net income	$146,763	$113,729	$309,691	$215,890

Basic net income per common share	$1.33	$1.00	$2.79	$1.90
Weighted average basic shares outstanding	110,118	113,779	111,151	113,703

Diluted net income per common share	$1.33	$1.00	$2.78	$1.89
Weighted average diluted shares outstanding	110,259	114,040	111,303	114,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income	$146,763	$113,729	$309,691	$215,890
Other comprehensive loss, net of tax:
Fair value adjustments to available-for-sale securities	(619)	(43)	(803)	(364)
Comprehensive income	$146,144	$113,686	$308,888	$215,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	162,928	—	162,928
Comprehensive loss, net of tax	—	—	—	—	(184)	(184)
Release of restricted stock units, net of tax	115,686	1	(2,720)	—	—	(2,719)
Release of performance stock units, net of tax	294,344	3	(8,113)	—	—	(8,110)
Shares repurchased and retired	(2,096,660)	(21)	(131,768)	—	—	(131,789)
Dividends declared ($0.15 per share)	—	—	—	(16,480)	—	(16,480)
Share-based compensation costs	—	—	8,734	—	—	8,734
Balances, March 31, 2022	109,616,510	1,096	693,858	856,536	(364)	1,551,126
Net income	—	—	—	146,763	—	146,763
Comprehensive loss, net of tax	—	—	—	—	(619)	(619)
Stock options exercised	101,675	1	1,804	—	—	1,805
Release of restricted stock units, net of tax	140,899	1	(2)	—	—	(1)
Release of performance stock units, net of tax	307	—	(8)	—	—	(8)
Shares repurchased and retired	(3,018,031)	(30)	(167,954)	—	—	(167,984)
Dividends declared ($0.15 per share)	—	—	—	(16,026)	—	(16,026)
Share-based compensation costs	—	—	14,099	—	—	14,099
Balances, June 30, 2022	106,841,360	$1,068	$541,797	$987,273	$(983)	$1,529,155

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	102,161	—	102,161
Comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Stock options exercised	158,568	2	1,743	—	—	1,745
Release of restricted stock units, net of tax	29,808	—	(609)	—	—	(609)
Release of performance stock units, net of tax	61,654	1	(1,901)	—	—	(1,900)
Share-based compensation costs	—	—	5,701	—	—	5,701
Balances, March 31, 2021	112,080,887	1,121	881,367	348,403	(171)	1,230,720
Net income	—	—	—	113,729	—	113,729
Comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Stock options exercised	100,068	—	1,037	—	—	1,037
Release of restricted stock units, net of tax	43,036	1	—	—	—	1
Share-based compensation costs	—	—	12,823	—	—	12,823
Balances, June 30, 2021	112,223,991	$1,122	$895,227	$462,132	$(214)	$1,358,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$309,691	$215,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,235	131,746
Amortization of debt financing costs and discounts on debt	4,258	5,931
Non-cash operating lease expense	28,736	30,329
Share-based compensation expense	22,833	18,524
Deferred income taxes	18,798	60,864
Gain on sale of assets	(12,800)	—
Loss on early extinguishments and modifications of debt	19,809	65,475
Other operating activities	(99)	8,510
Changes in operating assets and liabilities:
Accounts receivable, net	2,724	(4,058)
Inventories	(1,001)	2,618
Prepaid expenses and other current assets	496	(647)
Income taxes (receivable) payable, net	(5,369)	200
Other assets, net	3,649	(2,715)
Accounts payable and accrued liabilities	(40,098)	(8,315)
Operating lease liabilities	(28,736)	(30,329)
Other liabilities	4,086	5,319
Net cash provided by operating activities	456,212	499,342
Cash Flows from Investing Activities
Capital expenditures	(98,699)	(96,339)
Insurance proceeds received from hurricane losses	—	40,240
Proceeds received from disposition of assets	21,350	—
Other investing activities	—	6,672
Net cash used in investing activities	(77,349)	(49,427)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,207,000	—
Payments under credit facilities	(1,025,897)	(11,536)
Proceeds from issuance of senior notes	—	900,000
Retirements of senior notes	(300,000)	(1,450,000)
Premium fees	(12,939)	(51,863)
Debt financing costs	(13,680)	(14,596)
Share-based compensation activities	(9,033)	274
Shares repurchased and retired	(299,773)	—
Dividends paid	(16,480)	—
Other financing activities	(1,170)	(1,344)
Net cash used in financing activities	(471,972)	(629,065)
Change in cash, cash equivalents and restricted cash	(93,109)	(179,150)
Cash, cash equivalents and restricted cash, beginning of period	357,128	534,999
Cash, cash equivalents and restricted cash, end of period	$264,019	$355,849
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$70,697	$131,778
Cash paid for income taxes	76,128	3,298
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$3,987	$3,072
Dividends declared not yet paid	16,026	—
Operating lease right-of-use asset and liability remeasurements	(11,224)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

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

Impact of the COVID-19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of June 30, 2022, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed due to the current levels of demand in the market. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and any potential negative effects on our workforce, suppliers, contractors and other partners.

The closures of our properties in 2020 had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols may further impact our business in the future. The severity and duration of such potential business impacts cannot currently be estimated, and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs and treatments, change in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

We currently anticipate funding our operations over the next 12 months with the cash being generated by our operations, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of the first quarter and second quarter, and no impairment charges were warranted. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2022.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for voting interest or variable interest entities, are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2022	2021	2021	2020
Cash and cash equivalents	$250,195	$344,557	$334,537	$519,182
Restricted cash	13,824	12,571	21,312	15,817
Total cash, cash equivalents and restricted cash	$264,019	$357,128	$355,849	$534,999

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

The Company collects advanced deposits from hotel customers for future hotel reservations and other future events such as banquets and ticketed events. These advance deposits represent obligations of the Company until the hotel room stay is provided to the customer or the banquet or ticketed event occurs. See Note 4, Accrued Liabilities, for the balance outstanding related to advance deposits.

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 4, Accrued Liabilities, for the balance outstanding related to the chip liability.

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our player loyalty programs such as cash and the estimated retail value of goods and services (such as complimentary rooms and food & beverage). We reward customers through the use of player loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time for complimentary slot play, food & beverage, hotel rooms and to a lesser extent for other goods or services, depending on the property.

The estimated retail values related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Food & beverage	$29,330	$26,202	$56,908	$48,904
Room	16,706	15,310	31,789	28,249
Other	2,334	1,489	4,347	2,565

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. In addition, we are responsible for the payment of gaming taxes owed for the online gaming activities conducted by third party operators under certain collaborative arrangements. We are reimbursed for these taxes by the third-party operators. We report these gaming taxes paid as other expense and the reimbursements we receive as other revenues. Gaming taxes totaled approximately $180.7 million and $177.5 million for the three months ended June 30, 2022 and 2021, respectively, including taxes deposited pursuant to the online collaborative agreements of $45.5 million and $34.4 million for the three months ended June 30, 2022 and 2021, respectively. Gaming taxes totaled approximately $352.2 million and $336.3 million for the six months ended June 30, 2022 and 2021, respectively, including taxes deposited pursuant to the online collaborative agreements of $85.3 million and $69.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), one of the nation's leaders in online sports-betting, to pursue sports-betting opportunities, both at our properties and online, across the country. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both retail and online, by leveraging FanDuel's technology and related services. We have also entered into agreements with other companies for the operation of online sports wagering under market-access agreements. We operate retail sports wagering in Illinois, Indiana, Iowa, Louisiana, Mississippi and Pennsylvania under the FanDuel brand. We offer online sports wagering in Illinois, Indiana, Iowa, Louisiana and Pennsylvania under either the FanDuel brand or one of our other market access partners' brands. In addition, we offer real money online gaming in Pennsylvania and New Jersey under the Stardust brand through our partnership with FanDuel. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

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

Recently Adopted Accounting Pronouncements

ASU 2021-05, Leases, Topic 842 ("Update 2021-05")

In July 2021, the Financial Accounting Standards Board ("FASB") issued Update 2021-05 to clarify guidance for lessors with lease contracts that have variable lease payments that do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted Update 2021-05 during first quarter 2022, and the impact of the adoption to its condensed consolidated financial statements was not material.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Land	$335,384	$343,963
Buildings and improvements	3,138,539	3,146,697
Furniture and equipment	1,702,412	1,653,451
Riverboats and barges	241,584	241,447
Construction in progress	44,899	912
Total property and equipment	5,462,818	5,386,470
Less accumulated depreciation	(3,108,363)	(2,992,286)
Property and equipment, net	$2,354,455	$2,394,184

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Depreciation expense	$64,953	$64,122	$125,628	$125,432

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2022
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.0	$68,100	$(65,459)	$—	$2,641
Host agreements	10.9	58,000	(15,789)	—	42,211
Development agreement	—	21,373	—	—	21,373
		147,473	(81,248)	—	66,225

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(27,200)	176,800
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	1,121,947
		1,582,081	(33,960)	(249,374)	1,298,747
Balances, June 30, 2022		$1,729,554	$(115,208)	$(249,374)	$1,364,972

	December 31, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.5	$68,100	$(63,798)	$—	$4,302
Host agreements	11.4	58,000	(13,856)	—	44,144
Development agreement	—	21,373	—	—	21,373
		147,473	(77,654)	—	69,819

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(27,200)	176,800
Gaming license rights	Indefinite	1,377,935	(33,960)	(222,174)	1,121,801
		1,581,935	(33,960)	(249,374)	1,298,601
Balances, December 31, 2021		$1,729,408	$(111,614)	$(249,374)	$1,368,420

The following table presents the future amortization expense for our amortizing intangible assets as of  June 30, 2022:

(In thousands)	Customer Relationships	Host Agreements	Total
For the year ending December 31,
2022 (excluding six months ended June 30, 2022)	$1,661	$1,934	$3,595
2023	940	3,867	4,807
2024	40	3,867	3,907
2025	—	3,867	3,867
2026	—	3,867	3,867
Thereafter	—	24,809	24,809
Total future amortization	$2,641	$42,211	$44,852

Goodwill consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, June 30, 2022	$1,267,362	$(6,134)	$(289,941)	$971,287

There have been no changes in goodwill, net, during the six months ended June 30, 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Payroll and related	$73,344	$99,880
Interest	18,408	19,210
Gaming	76,671	78,552
Player loyalty program	28,447	28,430
Advance deposits	13,882	15,320
Outstanding chips	7,074	7,407
Dividends payable	16,026	—
Operating leases	84,741	84,884
Other	84,289	79,262
Total accrued liabilities	$402,882	$412,945

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2022
	Interest			Unamortized
	Rates at			Origination
	June 30,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Credit Facility	3.040%	$1,049,000	$—	$(18,034)	$1,030,966
4.750% senior notes due 2027	4.750%	1,000,000	—	(10,714)	989,286
4.750% senior notes due 2031	4.750%	900,000	—	(12,133)	887,867
Other	5.208%	745	—	—	745
Total long-term debt		2,949,745	—	(40,881)	2,908,864
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$2,905,470	$—	$(40,881)	$2,864,589

	December 31, 2021
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Prior Credit Facility	2.286%	$867,897	$(293)	$(8,498)	$859,106
4.750% senior notes due 2027	4.750%	1,000,000	—	(11,688)	988,312
8.625% senior notes due 2025	8.625%	300,000	—	(4,066)	295,934
4.750% senior notes due 2031	4.750%	900,000	—	(13,254)	886,746
Other	5.932%	1,496	—	—	1,496
Total long-term debt		3,069,393	(293)	(37,506)	3,031,594
Less current maturities		41,673	—	—	41,673
Long-term debt, net		$3,027,720	$(293)	$(37,506)	$2,989,921

Credit Facility

Credit Agreement

On March 2, 2022 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement") among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the "Guarantors"), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The Credit Agreement replaced the Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (the "Prior Credit Facility"), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility (the "Prior Term A Loan") and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), to fund transaction costs in connection with the Credit Agreement, and for general corporate purposes.

The outstanding principal amounts under the Credit Facility and Prior Credit Facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Revolving Credit Facility	$135,000	$—
Term A Loan	869,000	—
Prior Term A Loan	—	118,153
Prior Refinancing Term B Loan	—	749,744
Swing Loan	45,000	—
Total outstanding principal amounts	$1,049,000	$867,897

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $135.0 million and $45.0 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $14.2 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,255.8 million as of June 30, 2022.

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

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Agreement (i) the loans under the Term A Loan will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing June 30, 2022, payable on a quarterly basis, and (ii) the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) exceeds certain thresholds set forth in the Credit Agreement.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

Redemption of 8.625% Senior Notes due  June 2025

On  June 1, 2022, we redeemed all outstanding 8.625% Senior Notes due June 2025 (the "8.625% Senior Notes") at a redemption price of 104.313% plus accrued and unpaid interest to the redemption date. The redemption, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility.

Early Extinguishments and Modifications of Debt

In accordance with authoritative accounting guidance for debt extinguishments and debt modifications, we accounted for the retirement of the Prior Term A Loan and the Prior Refinancing Term B Loan as extinguishments of debt, resulting in the write-off of unamortized deferred finance charges totaling $2.8 million, which is included in loss on early extinguishments and modifications of debt for the six months ended June 30, 2022. As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equaled or exceeded that under the Prior Credit Facility and the lenders under the Credit Agreement were substantially similar to the lenders under the Prior Credit Facility, we accounted for the Revolving Credit Facility as a modification of debt and $4.3 million of unamortized deferred finance charges related to the Prior Credit Facility were added to the $14.5 million incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. An additional $0.5 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Facility that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the six months ended June 30, 2022.

In addition to the termination of the Prior Credit Facility in March 2022 and the 8.625% Senior Notes retirement in June 2022 (see discussion above for both), during the three and six months ended June 30, 2021 the Company redeemed in full its $750.0 million 6.375% Senior Notes due 2026 (the "6.375% Senior Notes") and its $700.0 million 6.000% Senior Notes due 2026 (the "6.000% Senior Notes", and collectively with the 8.625% Senior Notes and the 6.375% Senior Notes, the "Senior Notes"). The Senior Notes were accounted for as extinguishments of debt.

The components of the loss on early extinguishments and modifications of debt are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
6.375% Senior Notes premium fees paid	$—	$23,910	$—	$23,910
6.375% Senior Notes deferred finance charges written off	—	6,370	—	6,370
6.000% Senior Notes premium fees paid	—	27,953	—	27,953
6.000% Senior Notes deferred finance charges written off	—	7,242	—	7,242
8.625% Senior Notes premium fees paid	12,939	—	12,939	—
8.625% Senior Notes deferred finance charges written off	3,570	—	3,570	—
Prior Credit Facility deferred finance charges written off	—	—	3,300	—
Total loss on early extinguishments and modifications of debt	$16,509	$65,475	$19,809	$65,475

Covenant Compliance

As of  June 30, 2022, we were in compliance with the covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

On March 28, 2022, we announced that we had entered into a definitive agreement to acquire Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. ("Pala Canada"), for total cash consideration of $170.0 million. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business (B2B) and business-to-consumer (B2C) basis in regulated markets across the United States and Canada. The transaction is expected to close around the end of the year, subject to the satisfaction of customary closing conditions and the receipt of all required regulatory approvals. We intend to finance the transaction through cash flow from operations and availability under our Revolving Credit Facility.

Commitments
As of June 30, 2022, other than the pending acquisition of Pala Interactive as discussed above, there have been no material changes to our commitments described under Note 8, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Programs
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. As of  June 30, 2022,  $480.8 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to repurchase any shares under this program. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Shares repurchased (2)	3,018	—	5,115	—
Total cost, including brokerage fees	$167,984	$—	$299,773	$—
Average repurchase price per share (3)	$55.66	$—	$58.61	$—

(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2022. These amounts exclude repurchases, if any, traded but not yet settled on or before June 30, 2022.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Gaming	$292	$266	$521	$426
Food & beverage	56	51	100	82
Room	26	25	47	39
Selling, general and administrative	1,487	1,353	2,651	2,168
Corporate expense	12,239	11,128	19,514	15,809
Total share-based compensation expense	$14,100	$12,823	$22,833	$18,524

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

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

Unamortized Stock Compensation Expense and Recognition Period

As of June 30, 2022, there was approximately $13.5 million, $5.7 million and $1.7 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of June 30, 2022, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.1 years, 2.2 years and 3.8 years, respectively.

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$250,195	$250,195	$—	$—
Restricted cash	13,824	13,824	—	—
Investment available for sale	14,116	—	—	14,116

	December 31, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$344,557	$344,557	$—	$—
Restricted cash	12,571	12,571	—	—
Investment available for sale	15,822	—	—	15,822
Liability
Contingent payments	$62	$—	$—	$62

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at  June 30, 2022 and December 31, 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  June 30, 2022 and  December 31, 2021 is a discount rate of 11.6% and 10.1%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At June 30, 2022 and December 31, 2021, $0.7 million and $0.6 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2022 and December 31, 2021, $13.4 million and $15.2 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.3 million at both June 30, 2022 and December 31, 2021, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years, which ended on December 20, 2021. The liability was recorded at the estimated fair value of the contingent payments using a discounted cash flows approach. There was no liability at June 30, 2022 and at December 31, 2021 there was a current liability of $0.1 million, related to this agreement, which is recorded in accrued liabilities on the condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Asset	Liability	Asset	Liability
	Investment		Investment
	Available	Contingent	Available	Contingent
(In thousands)	for Sale	Payments	for Sale	Payments
Balance at beginning of reporting period	$15,612	$—	$16,297	$(769)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	42	—	41	(8)
Included in other comprehensive income (loss)	(903)	—	(52)	—
Included in other items, net	—	—	—	(23)
Purchases, sales, issuances and settlements:
Settlements	(635)	—	(590)	311
Balance at end of reporting period	$14,116	$—	$15,696	$(489)

	Six Months Ended
	June 30, 2022		June 30, 2021
	Asset	Liability	Asset	Liability
	Investment		Investment
	Available	Contingent	Available	Contingent
(In thousands)	for Sale	Payments	for Sale	Payments
Balance at beginning of reporting period	$15,822	$(62)	$16,692	$(924)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	84	—	82	(21)
Included in other comprehensive income (loss)	(1,155)	—	(488)	—
Included in other items, net	—	—	—	3
Purchases, sales, issuances and settlements:
Settlements	(635)	62	(590)	453
Balance at end of reporting period	$14,116	$—	$15,696	$(489)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and other financial instruments:

	June 30, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$23,311	$20,032	$26,748	Level 3

	December 31, 2021
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$24,306	$20,734	$26,908	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,049,000	$1,030,966	$1,045,741	Level 2
4.750% senior notes due 2027	1,000,000	989,286	905,000	Level 1
4.750% senior notes due 2031	900,000	887,867	756,000	Level 1
Other	745	745	745	Level 3
Total debt	$2,949,745	$2,908,864	$2,707,486

	December 31, 2021
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$867,897	$859,106	$866,812	Level 2
4.750% senior notes due 2027	1,000,000	988,312	1,023,750	Level 1
8.625% senior notes due 2025	300,000	295,934	320,250	Level 1
4.750% senior notes due 2031	900,000	886,746	915,750	Level 1
Other	1,496	1,496	1,496	Level 3
Total debt	$3,069,393	$3,031,594	$3,128,058

The estimated fair value of our credit facility is based on a relative value analysis performed on or about  June 30, 2022 and December 31, 2021. The estimated fair values of our senior notes are based on quoted market prices as of  June 30, 2022 and December 31, 2021. The other debt is fixed-rate debt consisting of: (i) finance leases with various maturity dates from 2024 to 2025; and (ii) a purchase obligation with quarterly payments maturing in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

Other than the retirement of the 8.625% Senior Notes (Level 1) during the six months ended June 30, 2022, that was funded through a combination of cash on hand and borrowings under the Credit Facility (Level 2), there were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2022 and 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

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

(1) Eastside Cannery remains closed since March 18, 2020 due to the current levels of demand in the market.

(2) Par-A-Dice was temporarily closed on November 20, 2020 and subsequently reopened on January 16, 2021.

(3) Valley Forge was temporarily closed on December 12, 2020 and subsequently reopened on January 4, 2021.

(4) Property is subject to a master lease agreement with a real estate investment trust.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate each property's profitability based on Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company as our Downtown Las Vegas properties cater to the Hawaiian market. Results for Lattner, our Illinois distributed gaming operator, and for our online gaming operations, which are in New Jersey and six of the nine states in the Midwest & South where we operate properties, are included in our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended June 30, 2022
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$176,875	$22,800	$22,889	$13,897	$236,461
Downtown Las Vegas	34,934	10,573	6,204	2,188	53,899
Midwest & South	473,116	36,926	20,811	73,237	604,090
Total Revenues	$684,925	$70,299	$49,904	$89,322	$894,450

	Three Months Ended June 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$187,511	$19,117	$18,481	$10,986	$236,095
Downtown Las Vegas	27,190	6,502	3,448	1,640	38,780
Midwest & South	512,761	31,809	17,148	57,009	618,727
Total Revenues	$727,462	$57,428	$39,077	$69,635	$893,602

	Six Months Ended June 30, 2022
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$350,465	$43,137	$42,546	$27,875	$464,023
Downtown Las Vegas	67,377	20,282	11,600	4,124	103,383
Midwest & South	935,037	70,623	38,167	143,960	1,187,787
Total Revenues	$1,352,879	$134,042	$92,313	$175,959	$1,755,193

	Six Months Ended June 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$336,733	$32,547	$29,168	$20,070	$418,518
Downtown Las Vegas	42,036	10,314	5,269	2,594	60,213
Midwest & South	966,619	58,679	30,630	112,250	1,168,178
Total Revenues	$1,345,388	$101,540	$65,067	$134,914	$1,646,909

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2022 and  December 31, 2021 and for the three and six months ended June 30, 2022 and 2021

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Adjusted EBITDAR
Las Vegas Locals	$125,334	$133,570	$244,029	$224,212
Downtown Las Vegas	22,123	15,421	40,512	17,861
Midwest & South	229,049	259,992	452,530	478,141
Corporate expense	(22,633)	(23,588)	(44,362)	(42,222)
Adjusted EBITDAR	353,873	385,395	692,709	677,992
Other operating costs and expenses
Deferred rent	192	207	384	414
Master lease rent expense	26,654	26,175	52,960	52,090
Depreciation and amortization	66,757	67,279	129,235	131,746
Share-based compensation expense	14,100	12,823	22,833	18,524
Project development, preopening and writedowns	912	1,454	(9,117)	2,869
Other operating items, net	188	11,115	286	12,272
Total other operating costs and expenses	108,803	119,053	196,581	217,915
Operating income	245,070	266,342	$496,128	$460,077
Other expense (income)
Interest income	(483)	(455)	(903)	(964)
Interest expense, net of amounts capitalized	36,466	55,131	74,124	113,021
Loss on early extinguishments and modifications of debt	16,509	65,475	19,809	65,475
Other, net	3,750	237	3,497	2,169
Total other expense, net	56,242	120,388	96,527	179,701
Income before income taxes	188,828	145,954	399,601	280,376
Income tax provision	(42,065)	(32,225)	(89,910)	(64,486)
Net income	$146,763	$113,729	$309,691	$215,890

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2022	2021
Assets
Las Vegas Locals	$1,610,604	$1,641,409
Downtown Las Vegas	238,764	228,161
Midwest & South	3,886,878	3,947,076
Total Reportable Segment Assets	5,736,246	5,816,646
Corporate	313,907	407,523
Total Assets	$6,050,153	$6,224,169

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2022. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of June 30, 2022, and as reflected in the table below, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed due to the current levels of demand in the market. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners.

The closures of our properties in 2020 had a material impact on our business, and the COVID-19 pandemic, the associated impacts on customer behavior and the requirements of health and safety protocols may further impact our business in the future. The severity and duration of such potential business impacts cannot currently be estimated, and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, potential resurgences or new variants of the virus, the logistics of distribution, level of participation and overall efficacy of vaccine programs and treatments, the development and effectiveness of COVID-19 treatments, change in consumer behavior and demand and the related impact on economic activity, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in additional business disruptions, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time.

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

(1) Eastside Cannery remains closed since March 18, 2020 due to the current levels of demand in the market.

(2) Par-A-Dice was temporarily closed on November 20, 2020 and subsequently reopened on January 16, 2021.

(3) Valley Forge was temporarily closed on December 12, 2020 and subsequently reopened on January 4, 2021.

(4) Property is subject to a master lease agreement with a real estate investment trust.

We also own and operate a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. As our Downtown Las Vegas properties cater to the Hawaiian market, financial results for these operations are included in our Downtown Las Vegas segment.

Results for Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator, are included in our Midwest & South segment. Lattner's operations were temporarily suspended on November 20, 2020 due to a state mandated closure to stop the spread of COVID-19 and subsequently resumed on January 16, 2021.

We have online sports-betting offerings through market-access agreements with other companies in New Jersey and six of the nine states where we operate throughout the Midwest & South segment. We also have online real money gaming offerings in two of these states. Financial results for online sports betting and real money gaming operations are included in our Midwest & South segment.

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

Our industry is capital intensive, and we rely heavily on the ability of our properties to generate operating cash flow to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs and pay income taxes.

Our Strategy

Our strategy is to increase shareholder value by pursuing strategic initiatives that improve and grow our business.

Strengthening Our Balance Sheet

We are committed to finding opportunities to strengthen our balance sheet through diversifying and increasing cash flow. We intend to take a balanced approach to our cash flows, with a current emphasis on investing in our business and returning capital to shareholders.

Operating Efficiently

We are committed to operating efficiently. As we re-opened our properties and adjusted our operations to address the impacts of the COVID-19 pandemic, the efficiencies of our disciplined business model positions us to flow a substantial portion of our revenue directly to the bottom line.

Evaluating Acquisition Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business, are available at the right price and deliver a solid return for shareholders. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, development of new properties, acquisitions, or expanding and enhancing online sports wagering and real money gaming offerings as they are legalized in and around the states we operate today.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Total revenues	$894.5	$893.6	$1,755.2	$1,646.9
Operating income	245.1	266.3	496.1	460.1
Net income	146.8	113.7	309.7	215.9

Total Revenues

Total revenues for the three months ended June 30, 2022 increased slightly by $0.8 million, or 0.1%, as compared to the prior year comparable period. Total revenues for the six months ended June 30, 2022, increased $108.3 million, or 6.6%, as compared to the prior year comparable period due primarily to the continued recovery from the COVID-19 pandemic. The second quarter of 2021 marked the point when many COVID-related restrictions impacting our business were lifted, vaccination rates started to rise, destination travel started to return and we opened additional amenities that had been closed. Additionally, we benefited from limited competing entertainment options in the prior year period. This recovery, while building since we reopened our properties, accelerated in the second quarter of 2021 and drove revenue growth in the first quarter of 2022. We also continue to focus on our core customer, leveraging more robust marketing and analytical tools since reopening the majority of our properties in the second quarter of 2020. This focus has driven revenue growth from our core customers year over year and allowed us to grow revenues year over year despite a decline in unrated play in the second quarter of 2022 driven by government stimulus in the second quarter of 2021.

Operating Income

Operating income decreased $21.3 million, or 8.0%, for the three months ended June 30, 2022, compared to the prior year comparable period. The decline is primarily driven by a change in revenue mix as gaming revenues, one of our most profitable revenue streams, declined $42.5 million, or 5.8%, while food & beverage and other revenues, two of our least profitable revenue streams, increased $32.6 million, or 25.6%. As noted above, the second quarter of 2021 had government stimulus that drove higher levels of unrated play and contributed favorably to gaming revenues in that period. The second quarter of 2021 also marked the quarter where many restrictions were lifted and we started opening additional amenities. In the second quarter of 2022 we benefited from a full quarter of having these restrictions lifted and additional amenities open. Operating income for the three months ended June 30, 2022 as compared to the prior year comparable period, was favorably impacted by a $10.7 million non-recurring employee bonus that occurred in the second quarter of 2021.

Operating income increased $36.1 million, or 7.8%, during the six months ended June 30, 2022, as compared to the prior year comparable period primarily due to a 6.6% growth in revenues year over year with continued recovery from the COVID-19 pandemic, including the impact of reopening additional amenities that were closed for all or a portion of the first quarter of 2021, and our focus on our core customers as discussed above. In addition, we transformed our operating model after reopening our properties, and this streamlined operating model, with a focus and discipline on costs, has allowed us to flow a greater portion of our revenue growth to operating income. Operating income was also favorably impacted by a $12.8 million gain on disposition of assets during the six months ended June 30, 2022 and increased over the prior year by $10.7 million due to a non-recurring employee bonus in the second quarter of 2021.

Net Income
Net income increased  $33.0 million for the three months ended  June 30, 2022, compared to the prior year comparable period. The increase is primarily attributable to a $49.0 million decline in loss on early extinguishments and modifications of debt. During the three months ended  June 30, 2022, the Company retired the remaining $300.0 million aggregate principal amount of 8.625% Senior Notes due 2025 ("8.625% Senior Notes"), resulting in a $16.5 million loss on extinguishment. During the three months ended June 30, 2021, the Company retired the $750.0 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Senior Notes") and the $700.0 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Senior Notes") resulting in a $65.5 million loss on extinguishment. In addition, interest expense decreased by $18.7 million as a result of a $758.8 million decline in the weighted average debt balance, which is driven by the following: (i) retirements of the 6.375% Senior Notes and 6.000% Senior Notes in June 2021, (ii) retirement of $300 million aggregate principal amount of our 8.625% Senior Notes in November 2021, (iii) retirement of the remaining $300.0 million outstanding balance of our 8.625% Senior Notes in June 2022, and (iv) offset by the issuance of the $900.0 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Senior Notes due 2031") in June 2021. The reductions in loss on early extinguishments and interest expense are offset by a decrease in operating income of  $21.3 million, as discussed above, along with an increase in the income tax provision of $9.8 million. The increase in the income tax provision is a result of the Company's improved operational performance.

Net income increased  $93.8 million for the six months ended June 30, 2022, compared to the prior year comparable period. The increase is attributable to the following: (i) operating income increase of  $36.1 million, as discussed above, (ii) decrease in loss on early extinguishments and modifications of debt of $45.7 million due to the 8.625% Senior Notes retirement in June 2022, the retirement of the Prior Term A Loan and Prior Refinancing Term B Loan under the Prior Credit Facility in March 2022 (see additional discussion in " Liquidity and Capital Resources") and the 6.375% Senior Notes and 6.000% Senior Notes retirements in June 2021, (iii) interest expense decrease of $38.9 million due to an $814.3 million decline in the weighted average debt balance, which is driven by the retirements of the 6.375% Senior Notes and 6.000% Senior Notes in June 2021, the retirement of $300.0 million aggregate principal amount of our 8.625% Senior Notes in November 2021 and the remaining $300.0 million outstanding balance of our 8.625% Senior Notes in June 2022, offset by the issuance of the $900.0 million aggregate principal amount of 4.750% Senior Notes due 2031 in June 2021. These items are offset by an increase in the income tax provision of $25.4 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 77% and 81% of revenues for the three months ended June 30, 2022 and 2021, respectively, and 77% and 82% for the six months ended June 30, 2022 and 2021, respectively. Other revenues, which include online offerings, represent our next most significant revenue source, generating 10% of revenues for each of the three and six months ended June 30, 2022 and 8% for each of the three and six months ended June 30, 2021. Food & beverage revenues and room revenues separately contributed less than 8% of revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
REVENUES
Gaming	$684.9	$727.5	$1,352.9	$1,345.4
Food & beverage	70.3	57.4	134.0	101.5
Room	49.9	39.1	92.3	65.1
Other	89.4	69.6	176.0	134.9
Total revenues	$894.5	$893.6	$1,755.2	$1,646.9

COSTS AND EXPENSES
Gaming	$254.5	$259.4	$504.5	$491.5
Food & beverage	57.5	46.8	111.4	85.7
Room	17.3	14.2	33.3	26.3
Other	60.6	44.5	117.5	86.4
Total costs and expenses	$389.9	$364.9	$766.7	$689.9

MARGINS
Gaming	62.8%	64.3%	62.7%	63.5%
Food & beverage	18.2%	18.5%	16.9%	15.6%
Room	65.3%	63.7%	63.9%	59.6%
Other	32.2%	36.1%	33.2%	36.0%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $42.5 million, or 5.8%, during the three months ended June 30, 2022, compared to the prior year comparable period, is primarily due to a 5.1% decline in slot win. Gaming revenues for the three months ended June 2021, were favorably impacted by government stimulus and limited entertainment options.

Gaming revenues increased $7.5 million, or 0.6%, during the six months ended June 30, 2022, as compared to the corresponding period of the prior year, due primarily to gaming revenue growth in the first quarter of 2022 over the prior year comparable period as we benefited from the lifting of COVID-related restrictions that occurred in the second quarter of 2021.

Food & Beverage

Food & beverage revenues increased $12.9 million, or 22.4%, during the three months ended June 30, 2022, compared to the prior year comparable period, primarily due to an increase in food covers of 12.4% and an increase in average guest check of 5.9%.

Food & beverage revenues increased $32.5 million, or 32.0%, during the six months ended June 30, 2022, compared to the prior year comparable period, primarily due to an increase in food covers of 21.3% and an increase in average guest check of 5.8%.

Room

Room revenues increased$10.8 million, or 27.7%, during the three months ended June 30, 2022, compared to the prior year comparable period, primarily due to an increase in occupancy of 4.6% and an increase in average daily rate of 6.1%.

Room revenues increased $27.2 million, or 41.9%, during the six months ended June 30, 2022, as compared to the prior year comparable period, primarily due to an increase in occupancy of 8.5% and an increase in average daily rate of 9.5%.

Other

Other revenues relate to our online gaming initiatives and patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $19.7 million, or 28.3%, and $41.0 million, or 30.4%, during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods of the prior year, due primarily to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners, and as other amenities such as entertainment and group business started to return again after the COVID-related closures and lifting of large group restrictions. Corresponding period-over-period increases in other expenses reflect primarily the gaming taxes paid on behalf of our online partners and the corresponding costs of entertainment and group business.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our Illinois distributed gaming operator and our online gaming initiatives are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Total revenues
Las Vegas Locals	$236.5	$236.1	$464.0	$418.5
Downtown Las Vegas	53.9	38.8	103.4	60.2
Midwest & South	604.1	618.7	1,187.8	1,168.2
Total revenues	$894.5	$893.6	$1,755.2	$1,646.9

Adjusted EBITDAR (1)
Las Vegas Locals	$125.3	$133.6	$244.0	$224.2
Downtown Las Vegas	22.1	15.4	40.5	17.9
Midwest & South	229.1	260.0	452.5	478.1
Corporate expense	(22.6)	(23.6)	(44.3)	(42.2)
Adjusted EBITDAR	$353.9	$385.4	$692.7	$678.0

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues remained consistent, increasing slightly by $0.4 million, or 0.2%, during the three months ended June 30, 2022. Total revenues increased by $45.5 million, or 10.9%, during the six months ended June 30, 2022, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. For the six months ended June 30, 2022, gaming revenues increased $13.7 million primarily due to an increase in slot win of 2.7% and table game hold of 15.8% from the prior year comparable period. Room revenues increased $13.4 million due to an increase in hotel occupancy rate of 10.5% and average daily rate of 22.0% from the prior year comparable period. Food & beverage revenues increased $10.6 million due to an increase in food covers of 26.6% and average guest check of 6.5% from the prior year comparable period. Other revenues increased $7.8 million as entertainment venues expanded the number of events and demand for other amenities grew over the prior year comparable period. The Las Vegas Locals segment benefited from the COVID-19 recovery year over year as discussed further in the items impacting the Company's total revenue growth.

Adjusted EBITDAR decreased by $8.2 million during the three months ended June 30, 2022. The decline is primarily driven by a decrease in gaming margins of 172 basis points from the prior year comparable period due to a 5.7% reduction in gaming revenue, which was driven by a 5.6% decrease in slot win. In addition, maintenance and utility costs increased $1.8 million due to an increase in business volumes and rising energy costs.

Adjusted EBITDAR increased by $19.8 million during the six months ended June 30, 2022, as compared to the prior year comparable period, due primarily to revenue growth and a continuation of our disciplined operating model shift when operations resumed following the reopening of our properties in 2020.

Downtown Las Vegas

Total revenues increased by $15.1 million, or 39.0%, and $43.2 million, or 71.7%, during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods of the prior year, reflecting revenue increases in all departmental categories. Given that our Downtown properties cater to the Hawaiian market, the year over year reduction in restrictions in Hawaii drove an increase in Hawaiian visitation during the three and six months ended June 30, 2022 over the prior year comparable periods, which drove the overall departmental revenue increases. In addition, one of our downtown properties reopened in early September 2021 as destination travel started returning.

Adjusted EBITDAR increased by $6.7 million and $22.7 million during the three and six months ended June 30, 2022, as compared to the corresponding periods of the prior year, due primarily to the revenue growth from the Hawaiian customer and return of destination travel. The Downtown Las Vegas segment caters more to customers from Hawaii, which had stringent travel restrictions related to COVID-19 during the first half of 2021, and to the destination traveler, which was slower to return after the COVID-19 closures than our regional and local customer in other segments of our business.

Midwest & South

Total revenues decreased by $14.6 million during the three months ended June 30, 2022, as compared to the corresponding period of the prior year. Gaming revenues declined $39.6 million over the comparable prior year period as slot win decreased 7.4%. The decline is offset by the following: (i) an increase in other revenues of $16.2 million over the comparable prior year period as a result of online revenue growth, (ii) an increase in food & beverage revenue of $5.1 million as food covers and average guest check increased by 1.3% and 5.9%, respectively, and (iii) an increase in room revenue of $3.7 million as room occupancy and average daily rate increased 1.6% and 2.1%, respectively. Overall, the prior year comparable period, specifically gaming revenue, benefited from government stimulus and limited entertainment options. Non-gaming revenue has increased in the current year as restaurant and entertainment venues have reopened and we've benefited from a full quarter with the lifting of COVID-related restrictions.

Total revenu es increased by $19.6 million during the  six months ended June 30, 2022, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories, with the exception of gaming revenue. Other revenue increased $31.7 million, as compared to the prior year comparable period, due to our online revenue growth. Food & beverage revenue increased by $11.9 million, as compared to the prior year comparable period, due primarily to a 2.9% increase in food covers and a 5.7% increase in average guest check. Room revenue increased by $7.5 million, as compared to the prior year comparable period, as room occupancy and average daily rate increased 1.7% and 6.1%, respectively. These revenue increases are offset by a gaming revenue decline of $31.6 million, as compared to prior year comparable period, due to a 3.4% decrease in slot win driven primarily by government stimulus in the second quarter of 2021 and limited entertainment options during the six months ended June 30, 2021.

Adjusted EBITDAR decreased by $30.9 million during the three months ended June 30, 2022, as compared to the corresponding period of the prior year, due primarily to the decline in gaming revenue and a gaming margin decrease of 175 basis points.

Adjusted EBITDAR decreased by $25.6 million during the six months ended June 30, 2022, as compared to the corresponding period of the prior year, due primarily to the decline in gaming revenue and a gaming margin decrease of 144 basis points.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Selling, general and administrative	$95.7	$90.5	$187.7	$180.5
Master lease rent expense	26.7	26.2	53.0	52.1
Maintenance and utilities	34.5	31.2	67.4	59.4
Depreciation and amortization	66.8	67.3	129.2	131.7
Corporate expense	34.9	34.7	63.9	58.0
Project development, preopening and writedowns	0.9	1.5	(9.1)	2.9
Other operating items, net	0.2	11.1	0.3	12.3

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, were 10.7% and 10.1% during the three months ended June 30, 2022 and 2021, respectively, and 10.7% and 11.0% during the six months ended June 30, 2022 and 2021, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained consistent, as a percentage of revenues, and was 3.0% and 2.9% during the three months ended June 30, 2022 and 2021, respectively, and 3.0% and 3.2% during the six months ended June 30, 2022 and 2021, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, remained consistent at 3.9% and 3.5% during the three months ended June 30, 2022 and 2021, respectively, and 3.8% and 3.6% during the six months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, remained consistent at 7.5% during both the three months ended June 30, 2022 and 2021 and 7.4% and 8.0% during the six months ended June 30, 2022 and 2021, respectively.Depreciation expense remained consistent year over year and therefore the percentage of revenue decrease is primarily attributable to revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our property operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was consistent and represented 3.9% of revenues during both the three months ended June 30, 2022 and 2021 and 3.6% and 3.5% during the six months ended June 30, 2022 and 2021, respectively.

Project, Development, Preopening and Writedowns
Project development, preopening and writedowns represents: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset write-downs; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuate. During the   six months ended June 30, 2022,  the Company benefitted from a $12.8 million gain on disposition of assets.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the three and six months ended June 30, 2021, $10.7 million of other operating items, net, related to non-recurring employee bonus payments.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Interest Expense, Net of Capitalized Interest and Interest Income	$36.0	$54.7	$73.2	$112.1
Average Long-Term Debt Balance (1)	3,032.7	3,791.5	3,052.5	3,866.8
Weighted Average Interest Rates	4.3%	5.3%	4.2%	5.3%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2022, decreased $18.7 million, or 34.2%, from the prior year comparable period as a result of a $758.8 million decline in the weighted average debt balance and a 100 basis point decrease in the weighted average interest rate, which is driven by the retirements of the 6.375% Senior Notes and 6.000% Senior Notes in June 2021, the retirement of $300.0 million aggregate principal amount of our 8.625% Senior Notes in November 2021 and the remaining $300.0 million outstanding balance of our 8.625% Senior Notes in June 2022, offset by the issuance of the 4.750% Senior Notes due 2031 in June 2021.

Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2022, decreased $38.8 million, or 34.7%, from the prior year comparable period. The decline is attributable to a $814.3 million decline in the weighted average debt balance and a 110 basis point decrease in the weighted average interest rate, which is driven by the retirements of the 6.375% Senior Notes and 6.000% Senior Notes in June 2021, the retirement of $300.0 million aggregate principal amount of our 8.625% Senior Notes in November 2021 and the remaining $300.0 million outstanding balance of our 8.625% Senior Notes in June 2022, offset by the issuance of the 4.750% Senior Notes due 2031 in June 2021.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
6.375% Senior Notes premium fees paid	$—	$23.9	$—	$23.9
6.375% Senior Notes deferred finance charges written off	—	6.4	—	6.4
6.000% Senior Notes premium fees paid	—	28.0	—	28.0
6.000% Senior Notes deferred finance charges written off	—	7.2	—	7.2
8.625% Senior Notes premium fees paid	12.9	—	12.9	—
8.625% Senior Notes deferred finance charges written off	3.6	—	3.6	—
Prior Credit Facility deferred finance charges written off	—	—	3.3	—
Total loss on early extinguishments and modifications of debt	$16.5	$65.5	$19.8	$65.5

Income Taxes

The effective tax rates during the six months ended June 30, 2022 and 2021 were 22.5% and 23.0%, respectively. Our tax rate for the six months ended June 30, 2022 and 2021 were unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits related to equity compensation as a component of the provision for income taxes. As of December 31, 2021, the Company exhausted its federal net operating loss carryforwards which results in higher cash taxes in the current and prospective periods.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2022 and December 31, 2021, we had balances of cash and cash equivalents of $250.2 million and $344.6 million, respectively. In addition, we held restricted cash balances of $13.8 million and $12.6 million at June 30, 2022 and December 31, 2021, respectively. Our working capital deficit at June 30, 2022 and December 31, 2021 was $116.8 million and $49.2 million, respectively.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements, maintenance capital expenditures and our announced definitive agreement to acquire Pala Interactive LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. See "Indebtedness", below, for further detail regarding the Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash provided by operating activities	$456.2	$499.3

Cash flows from investing activities
Capital expenditures	(98.7)	(96.3)
Insurance proceeds received for hurricane losses	—	40.2
Proceeds from disposition of assets	21.4	—
Other investing activities	—	6.7
Net cash used in investing activities	(77.3)	(49.4)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	181.1	(11.5)
Proceeds from issuance of senior notes	—	900.0
Retirements of senior notes	(300.0)	(1,450.0)
Premium fees	(12.9)	(51.9)
Debt financing costs	(13.7)	(14.6)
Share-based compensation activities	(9.0)	0.3
Shares repurchased and retired	(299.8)	—
Dividends paid	(16.5)	—
Other financing activities	(1.2)	(1.4)
Net cash used in financing activities	(472.0)	(629.1)
Decrease in cash, cash equivalents and restricted cash	$(93.1)	$(179.2)

Cash Flows from Operating Activities

During the six months ended June 30, 2022 and 2021, we generated operating cash flow of $456.2 million and $499.3 million, respectively. Generally, operating cash flows decreased during 2022 as compared to the prior year period due to the timing of working capital spend.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2022, we incurred net cash outflows for investing activities of $77.3 million comprised of capital expenditures of $98.7 million, primarily related to furniture and equipment purchases and building projects at various properties, offset by $21.4 million in proceeds from disposition of assets. During the six months ended June 30, 2021, we incurred net cash outflows for investing activities of $49.4 million comprised of capital expenditures of $96.3 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $40.2 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Wilton Rancheria project.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities during the six months ended June 30, 2022, primarily reflect share repurchases, the retirement of the 8.625% Senior Notes, payment of the associated premium fees related to the retirement of the 8.625% Senior Notes, debt financing costs related to the Credit Agreement and dividends paid, offset by an increase in the outstanding principal under the Credit Facility (see "Indebtedness"). The net cash outflows from financing activities in the six months ended June 30, 2021, primarily reflect the retirements of the 6.375% Senior Notes and the 6.000% Senior Notes, payment of the associated premium fees related to the retirements, the quarterly payments on our Term Loans and debt issuance costs for the 4.750% Senior Notes due 2031 offset by inflows for the six months ended June 30, 2021 from the issuance of the 4.750% Senior Notes due 2031.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2022	December 31, 2021	Increase / (Decrease)
Credit Facility	$1,049.0	$—	$1,049.0
Prior Credit Facility	—	867.9	(867.9)
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	—	300.0	(300.0)
4.750% senior notes due 2031	900.0	900.0	—
Other	0.8	1.5	(0.7)
Total long-term debt	2,949.8	3,069.4	(119.6)
Less current maturities	44.3	41.7	2.6
Long-term debt, net of current maturities	$2,905.5	$3,027.7	$(122.2)

Credit Facility

Credit Agreement

On March 2, 2022 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement") among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the "Guarantors"), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The Credit Agreement replaced the Third Amended and Restated Credit Agreement, dated as of August 14, 2013 (the "Prior Credit Facility"), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders.

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility (the "Prior Term A Loan") and senior secured term loan B facility (the "Prior Refinancing Term B Loan", and collectively with the Prior Term A Loan, the "Prior Term Loans"), and to fund transaction costs in connection with the Credit Agreement. For additional information, refer to Note 5, Long-Term Debt in the notes to our condensed consolidated financial statements included herein.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility and Prior Credit Facility are comprised of the following:

	June 30,	December 31,
(In millions)	2022	2021
Revolving Credit Facility	$135.0	$—
Term A Loan	869.0	—
Prior Term A Loan	—	118.2
Prior Refinancing Term B Loan	—	749.7
Swing Loan	45.0	—
Total outstanding principal amounts	$1,049.0	$867.9

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $135.0 million and $45.0 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $14.2 million allocated to support various letters of credit, there is a remaining contractual availability of $1,255.8 million as of June 30, 2022.

The blended interest rate for outstanding borrowings under the Credit Facility was 3.0% at June 30, 2022 and 2.3% at December 31, 2021.

Redemption of 8.625% Senior Notes due June 2025

On June 1, 2022, we redeemed all outstanding 8.625% Senior Notes due June 2025 at a redemption price of 104.313% plus accrued and unpaid interest to the redemption date. The redemption, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility.

Debt Service Requirements

Debt service requirements for Term A Loan include amortization in an annual amount equal to 5.00% of the original principal amount thereof, commencing June 30, 2022, payable on a quarterly basis. Additionally, under the Credit Facility we have monthly Term A Loan interest payment obligations and quarterly unused line interest payments. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon a fixed annual interest rate of 4.750%) and principal repayments of our 4.750% Senior Notes due 2027 and our 4.750% Senior Notes due 2031.

Covenant Compliance

As of June 30, 2022, we were in compliance with the covenants of our debt instruments.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, essentially a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing Credit Facility to the extent that borrowing capacity remains under that agreement, as well as from other funding sources as provided under our debt agreements.

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027, our 8.625% Senior Notes and our 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. On June 1, 2022, the 8.625% Senior Notes were fully redeemed.

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	June 30,	December 31,
(In millions)	2022	2021
Current assets	$393.6	$487.7
Noncurrent assets	10,441.7	10,158.4
Current liabilities	510.4	538.1
Noncurrent liabilities	3,996.4	4,138.4

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Six Months Ended
(In millions)	June 30, 2022
Revenues	$1,788.4
Operating income	902.3
Income before income taxes	805.8
Net income	715.6

Share Repurchase Programs

Subject to applicable corporate securities laws, repurchases under our share repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding senior notes and Credit Facility. Purchases under our share repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the share repurchase program with existing cash resources and availability under our Credit Facility.

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 3.0 million and 5.1 million shares during the three and six months ended June 30, 2022, respectively. There were no share repurchases during the three and six months ended June 30, 2021 as we had suspended all share repurchases in March 2020 due to the impact of the COVID-19 pandemic on our business. As of June 30, 2022, we are authorized to repurchase up to an additional $480.8 million in shares of our common stock.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company's cash dividend program.

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15

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

Commitments

Pending Acquisitions

On March 28, 2022, we announced that we had entered into a definitive agreement to acquire Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. ("Pala Canada"), for total cash consideration of $170.0 million. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business (B2B) and business-to-consumer (B2C) basis in regulated markets across the United States and Canada. The transaction is expected to close around the end of the year, subject to the satisfaction of customary closing conditions and the receipt of all required regulatory approvals. We intend to finance the transaction through cash flow from operations and availability under our Revolving Credit Facility.

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $215 million to $235 million. We fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

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

We also continue to work with the Wilton Rancheria to develop and manage Sky River Casino, a gaming entertainment complex to be located about 15 miles southeast of Sacramento, California. Wilton Rancheria has secured third-party financing to fund construction, which began in first quarter 2021. Sky River Casino is expected to open in the third quarter of this year.

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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which we may fund through cash flow from operations or availability under our Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise additional funds through public or private equity or debt financings or from other sources to the extent such financing is available.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. From March 2022 through July 2022, the Federal Reserve has increased the federal funds rate by 225 basis points. These recent increases in the federal funds rate may impact the interest paid on our variable-rate borrowings both now and in the future. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2022, our long-term variable-rate borrowings represented approximately 35.6% of total long-term debt. Based on June 30, 2022 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $10.5 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2022 through April 30, 2022	—	$—	—	$148,816,087
May 1, 2022 through May 31, 2022	1,957,184	55.73	1,957,184	39,738,448
June 1, 2022 through June 30, 2022	1,060,847	55.53	1,060,847	480,832,551
Total	3,018,031	$55.66	3,018,031	$480,832,551

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021 and an additional $500.0 million on June 1, 2022, for a total authorization of $800.0 million. The Share Repurchase Program has no expiration date.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Purchase Agreement and Plan of Merger, dated as of March 28, 2022, by and among Boyd Interactive, Boyd Phoenix Acquisition, LLC, Boyd Phoenix Canada Inc., Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2022.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting (Authorized Signatory and Interim Chief Accounting Officer)