Form 10-Q
period 2022-09-30
BOYD GAMING CORP
filed 2022-11-03
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2022 was 104,375,084.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the three month quarterly periods within the nine months ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signature Page		38

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$252,344	$344,557
Restricted cash	17,185	12,571
Accounts receivable, net	86,518	89,483
Inventories	22,323	20,090
Prepaid expenses and other current assets	60,962	41,102
Total current assets	439,332	507,803
Property and equipment, net	2,355,747	2,394,184
Operating lease right-of-use assets	836,921	884,241
Other assets, net	95,365	98,234
Intangible assets, net	1,357,218	1,368,420
Goodwill, net	971,287	971,287
Total assets	$6,055,870	$6,224,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$100,277	$102,031
Current maturities of long-term debt	44,275	41,673
Accrued liabilities	426,938	412,945
Income taxes payable	4,323	393
Total current liabilities	575,813	557,042
Long-term debt, net of current maturities and debt issuance costs	2,825,052	2,989,921
Operating lease liabilities, net of current portion	768,703	815,974
Deferred income taxes	291,689	264,912
Other liabilities	53,817	57,574
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 104,375,084 and 111,303,140 shares outstanding	1,044	1,113
Additional paid-in capital	412,267	827,725
Retained earnings	1,128,619	710,088
Accumulated other comprehensive loss	(1,134)	(180)
Total stockholders' equity	1,540,796	1,538,746
Total liabilities and stockholders' equity	$6,055,870	$6,224,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues
Gaming	$667,975	$674,227	$2,020,854	$2,019,615
Food & beverage	67,792	61,101	201,834	162,641
Room	46,672	44,317	138,985	109,384
Other	94,824	63,415	270,783	198,329
Total revenues	877,263	843,060	2,632,456	2,489,969
Operating costs and expenses
Gaming	251,814	249,685	756,356	741,176
Food & beverage	58,502	50,659	169,892	136,391
Room	17,783	15,074	51,058	41,413
Other	57,197	41,644	174,699	128,038
Selling, general and administrative	92,950	91,159	280,659	271,639
Master lease rent expense	26,828	26,306	79,788	78,396
Maintenance and utilities	40,789	35,868	108,196	95,256
Depreciation and amortization	64,956	67,586	194,191	199,332
Corporate expense	26,375	28,264	90,251	86,295
Project development, preopening and writedowns	9,645	10,646	528	13,515
Impairment of assets	5,575	—	5,575	—
Other operating items, net	(12,610)	3,023	(12,324)	15,295
Total operating costs and expenses	639,804	619,914	1,898,869	1,806,746
Operating income	237,459	223,146	733,587	683,223
Other expense (income)
Interest income	(2,073)	(442)	(2,976)	(1,406)
Interest expense, net of amounts capitalized	36,001	45,171	110,125	158,192
Loss on early extinguishments and modifications of debt	—	42	19,809	65,517
Other, net	170	119	3,667	2,288
Total other expense, net	34,098	44,890	130,625	224,591
Income before income taxes	203,361	178,256	602,962	458,632
Income tax provision	(46,359)	(40,082)	(136,269)	(104,568)
Net income	$157,002	$138,174	$466,693	$354,064

Basic net income per common share	$1.46	$1.21	$4.24	$3.11
Weighted average basic shares outstanding	107,743	114,095	110,002	113,835

Diluted net income per common share	$1.46	$1.21	$4.24	$3.10
Weighted average diluted shares outstanding	107,840	114,284	110,135	114,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income	$157,002	$138,174	$466,693	$354,064
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(151)	245	(954)	(119)
Comprehensive income	$156,851	$138,419	$465,739	$353,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	162,928	—	162,928
Comprehensive loss, net of tax	—	—	—	—	(184)	(184)
Release of restricted stock units, net of tax	115,686	1	(2,720)	—	—	(2,719)
Release of performance stock units, net of tax	294,344	3	(8,113)	—	—	(8,110)
Shares repurchased and retired	(2,096,660)	(21)	(131,768)	—	—	(131,789)
Dividends declared ($0.15 per share)	—	—	—	(16,480)	—	(16,480)
Share-based compensation costs	—	—	8,734	—	—	8,734
Balances, March 31, 2022	109,616,510	1,096	693,858	856,536	(364)	1,551,126
Net income	—	—	—	146,763	—	146,763
Comprehensive loss, net of tax	—	—	—	—	(619)	(619)
Stock options exercised	101,675	1	1,804	—	—	1,805
Release of restricted stock units, net of tax	140,899	1	(2)	—	—	(1)
Release of performance stock units, net of tax	307	—	(8)	—	—	(8)
Shares repurchased and retired	(3,018,031)	(30)	(167,954)	—	—	(167,984)
Dividends declared ($0.15 per share)	—	—	—	(16,026)	—	(16,026)
Share-based compensation costs	—	—	14,099	—	—	14,099
Balances, June 30, 2022	106,841,360	1,068	541,797	987,273	(983)	1,529,155
Net income	—	—	—	157,002	—	157,002
Comprehensive loss, net of tax	—	—	—	—	(151)	(151)
Release of restricted stock units, net of tax	7,407	1	(212)	—	—	(211)
Shares repurchased and retired	(2,473,683)	(25)	(134,971)	—	—	(134,996)
Dividends declared ($0.15 per share)	—	—	—	(15,656)	—	(15,656)
Share-based compensation costs	—	—	5,653	—	—	5,653
Balances, September 30, 2022	104,375,084	$1,044	$412,267	$1,128,619	$(1,134)	$1,540,796

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	102,161	—	102,161
Comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Stock options exercised	158,568	2	1,743	—	—	1,745
Release of restricted stock units, net of tax	29,808	—	(609)	—	—	(609)
Release of performance stock units, net of tax	61,654	1	(1,901)	—	—	(1,900)
Share-based compensation costs	—	—	5,701	—	—	5,701
Balances, March 31, 2021	112,080,887	1,121	881,367	348,403	(171)	1,230,720
Net income	—	—	—	113,729	—	113,729
Comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Stock options exercised	100,068	—	1,037	—	—	1,037
Release of restricted stock units, net of tax	43,036	1	—	—	—	1
Share-based compensation costs	—	—	12,823	—	—	12,823
Balances, June 30, 2021	112,223,991	1,122	895,227	462,132	(214)	1,358,267
Net income	—	—	—	138,174	—	138,174
Comprehensive income, net of tax	—	—	—	—	245	245
Stock options exercised	112,380	1	1,625	—	—	1,626
Release of restricted stock units, net of tax	8,894	—	(150)	—	—	(150)
Release of performance stock units, net of tax	329	—	(7)	—	—	(7)
Share-based compensation costs	—	—	9,783	—	—	9,783
Balances, September 30, 2021	112,345,594	$1,123	$906,478	$600,306	$31	$1,507,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$466,693	$354,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,191	199,332
Amortization of debt financing costs and discounts on debt	6,307	8,627
Non-cash operating lease expense	46,892	46,702
Share-based compensation expense	28,486	28,307
Deferred income taxes	26,777	99,669
Non-cash impairment of assets	5,575	—
Gain on sale of assets	(12,800)	—
Loss on early extinguishments and modifications of debt	19,809	65,517
Other operating activities	8,422	9,765
Changes in operating assets and liabilities:
Accounts receivable, net	2,965	(2,217)
Inventories	(2,233)	3,066
Prepaid expenses and other current assets	(19,333)	(14,313)
Income taxes payable, net	3,930	85
Other assets, net	1,896	(4,861)
Accounts payable and accrued liabilities	(3,932)	27,913
Operating lease liabilities	(46,892)	(46,702)
Other liabilities	1,281	2,762
Net cash provided by operating activities	728,034	777,716
Cash Flows from Investing Activities
Capital expenditures	(173,032)	(139,176)
Insurance proceeds received from hurricane losses	530	44,480
Proceeds received from disposition of assets	21,350	—
Other investing activities	—	5,472
Net cash used in investing activities	(151,152)	(89,224)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,554,400	—
Payments under credit facilities	(1,412,897)	(18,175)
Proceeds from issuance of senior notes	—	900,000
Retirements of senior notes	(300,000)	(1,450,000)
Premium fees	(12,939)	(51,863)
Debt financing costs	(15,315)	(14,596)
Share-based compensation activities	(9,244)	1,743
Shares repurchased and retired	(434,769)	—
Dividends paid	(32,506)	—
Other financing activities	(1,211)	(2,282)
Net cash used in financing activities	(664,481)	(635,173)
Change in cash, cash equivalents and restricted cash	(87,599)	53,319
Cash, cash equivalents and restricted cash, beginning of period	357,128	534,999
Cash, cash equivalents and restricted cash, end of period	$269,529	$588,318
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$102,553	$150,675
Cash paid for income taxes	105,158	4,774
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$3,786	$4,070
Dividends declared not yet paid	15,656	—
Operating lease right-of-use asset and liability remeasurements	(11,224)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

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

We are a geographically diversified operator of 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. The Sky River Casino opened on August 15, 2022.

Impact of the COVID-19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of COVID-19. As of September 30, 2022, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed due to the current levels of demand in the market. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and any potential negative effects on our workforce, suppliers, contractors and other partners.

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

We currently anticipate funding our operations over the next 12 months with the cash being generated by our operations, supplemented, if necessary, by the cash we currently have available and the borrowing capacity available under our Revolving Credit Facility. We assessed the recoverability of our assets as of the end of the first quarter, second quarter and third quarter. See further discussion in Note 3, Goodwill and Intangible Assets, Net. If our expectations regarding projected revenues and cash flows related to our assets are not achieved, we may be subject to impairment charges in the future, which could have a material adverse impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2022	2021	2021	2020
Cash and cash equivalents	$252,344	$344,557	$570,926	$519,182
Restricted cash	17,185	12,571	17,392	15,817
Total cash, cash equivalents and restricted cash	$269,529	$357,128	$588,318	$534,999

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

The Company collects advance deposits from hotel customers for future hotel reservations and other future events such as banquets and ticketed events. These advance deposits represent obligations of the Company until the hotel room stay is provided to the customer or the banquet or ticketed event occurs. See Note 4, Accrued Liabilities, for the balance outstanding related to advance deposits.

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 4, Accrued Liabilities, for the balance related to outstanding chips.

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

The estimated retail values related to goods and services provided to customers without charge or upon redemption of points under our player loyalty programs included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Food & beverage	$29,062	$26,380	$85,970	$75,284
Room	16,879	15,721	48,668	43,970
Other	2,371	1,904	6,718	4,469

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. In addition, we are responsible for the payment of gaming taxes owed for the online gaming activities conducted by third party operators under certain collaborative arrangements. We are reimbursed for these taxes by the third-party operators. We report these gaming taxes paid as other expense and the reimbursements we receive as other revenues. Gaming taxes totaled approximately $175.3 million and $162.2 million for the three months ended September 30, 2022 and 2021, respectively, including taxes deposited pursuant to the online collaborative agreements of $44.5 million and $29.1 million for the three months ended September 30, 2022 and 2021, respectively. Gaming taxes totaled approximately $527.5 million and $498.6 million for the nine months ended September 30, 2022 and 2021, respectively, including taxes deposited pursuant to the online collaborative agreements of $129.8 million and $98.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), one of the nation's leaders in online sports-betting, to pursue sports-betting opportunities, both at our properties and online, across the country. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering in Illinois, Indiana, Iowa, Kansas, Louisiana and Pennsylvania under either the FanDuel brand or under market access agreements with other companies. We also operate sportsbooks under the FanDuel brand at our properties in Mississippi and the states where we offer online sports wagering. In addition, we offer real money online casino gaming in Pennsylvania and New Jersey under the Stardust brand through our partnership with FanDuel. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

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

Recently Adopted Accounting Pronouncements

ASU 2021-08, Business Combinations, Topic 805 ("Update 2021-08")

In October 2021, the Financial Accounting Standards Board ("FASB") issued Update 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606, Revenue Recognition, to recognize and measure contract assets and liabilities in a business combination. Update 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted Update 2021-08 during third quarter 2022, and the guidance will be applied to the accounting for the Pala acquisition.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Land	$335,234	$343,963
Buildings and improvements	3,152,464	3,146,697
Furniture and equipment	1,728,254	1,653,451
Riverboats and barges	241,599	241,447
Construction in progress	62,649	912
Total property and equipment	5,520,200	5,386,470
Less accumulated depreciation	(3,164,453)	(2,992,286)
Property and equipment, net	$2,355,747	$2,394,184

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Depreciation expense	$62,771	$64,429	$188,399	$189,861

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2022
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	0.8	$68,100	$(66,289)	$—	$1,811
Host agreements	10.7	58,000	(16,756)	—	41,244
Development agreement (1)	6.9	21,373	(382)	—	20,991
		147,473	(83,427)	—	64,046

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(32,775)	171,225
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	1,121,947
		1,582,081	(33,960)	(254,949)	1,293,172
Balances, September 30, 2022		$1,729,554	$(117,387)	$(254,949)	$1,357,218

(1) Amortization of the development agreement began on August 15, 2022 upon the opening of the Sky River Casino.

	December 31, 2021
	Weighted	Gross		Accumulated
	Useful Life	Carrying	Accumulated	Impairment	Intangible
(In thousands)	Remaining (in years)	Value	Amortization	Losses	Assets, Net
Amortizing intangibles
Customer relationships	1.5	$68,100	$(63,798)	$—	$4,302
Host agreements	11.4	58,000	(13,856)	—	44,144
Development agreement	—	21,373	—	—	21,373
		147,473	(77,654)	—	69,819

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(27,200)	176,800
Gaming license rights	Indefinite	1,377,935	(33,960)	(222,174)	1,121,801
		1,581,935	(33,960)	(249,374)	1,298,601
Balances, December 31, 2021		$1,729,408	$(111,614)	$(249,374)	$1,368,420

The following table presents the future amortization expense for our amortizing intangible assets as of  September 30, 2022:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Total
For the year ending December 31,
2022 (excluding nine months ended September 30, 2022)	$831	$967	$763	$2,561
2023	940	3,867	3,053	7,860
2024	40	3,867	3,053	6,960
2025	—	3,867	3,053	6,920
2026	—	3,867	3,053	6,920
Thereafter	—	24,809	8,016	32,825
Total future amortization	$1,811	$41,244	$20,991	$64,046

As a result of our third quarter 2022 impairment review, the Company recorded an impairment charge of $5.6 million for a trademark related to a property in our Midwest & South segment, which is included in impairment of assets for the three and nine months ended September 30, 2022. To the extent gaming volumes deteriorate in the near future, discount rates continue to increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

Goodwill consists of the following:

	Gross		Accumulated
	Carrying	Accumulated	Impairment	Goodwill,
(In thousands)	Value	Amortization	Losses	Net
Goodwill, net by Reportable Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$405,488
Downtown Las Vegas	6,997	(6,134)	—	863
Midwest & South	666,798	—	(101,862)	564,936
Balances, September 30, 2022	$1,267,362	$(6,134)	$(289,941)	$971,287

There have been no changes in goodwill, net, during the nine months ended September 30, 2022.

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Payroll and related	$75,773	$99,880
Interest	20,514	19,210
Gaming	83,555	78,552
Player loyalty program	24,471	28,430
Advance deposits	16,939	15,320
Outstanding chips	8,087	7,407
Dividends payable	15,656	—
Operating leases	85,787	84,884
Other	96,156	79,262
Total accrued liabilities	$426,938	$412,945

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2022
	Interest			Unamortized
	Rates at			Origination
	September 30,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Credit Facility	4.236%	$1,009,400	$—	$(18,756)	$990,644
4.750% senior notes due 2027	4.750%	1,000,000	—	(10,227)	989,773
4.750% senior notes due 2031	4.750%	900,000	—	(11,796)	888,204
Other	5.208%	706	—	—	706
Total long-term debt		2,910,106	—	(40,779)	2,869,327
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$2,865,831	$—	$(40,779)	$2,825,052

	December 31, 2021
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2021	Principal	Discount	Costs	Debt, Net
Prior Credit Facility	2.286%	$867,897	$(293)	$(8,498)	$859,106
4.750% senior notes due 2027	4.750%	1,000,000	—	(11,688)	988,312
8.625% senior notes due 2025	8.625%	300,000	—	(4,066)	295,934
4.750% senior notes due 2031	4.750%	900,000	—	(13,254)	886,746
Other	5.932%	1,496	—	—	1,496
Total long-term debt		3,069,393	(293)	(37,506)	3,031,594
Less current maturities		41,673	—	—	41,673
Long-term debt, net		$3,027,720	$(293)	$(37,506)	$2,989,921

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

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

The outstanding principal amounts under the Credit Facility and Prior Credit Facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Revolving Credit Facility	$75,000	$—
Term A Loan	858,000	—
Prior Term A Loan	—	118,153
Prior Refinancing Term B Loan	—	749,744
Swing Loan	76,400	—
Total outstanding principal amounts	$1,009,400	$867,897

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $75.0 million and $76.4 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,284.8 million as of September 30, 2022.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum Consolidated Total Net Leverage Ratio for the fiscal quarter ending September 30, 2022 through the fiscal quarter ending June 30, 2023 must be no higher than 5.00 to 1.00 and for the fiscal quarter ending September 30, 2023 and each fiscal quarter thereafter, 4.50 to 1.00.

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

Early Extinguishments and Modifications of Debt

In accordance with authoritative accounting guidance for debt extinguishments and debt modifications, we accounted for the retirement of the Prior Term A Loan and the Prior Refinancing Term B Loan as extinguishments of debt, resulting in the write-off of unamortized deferred finance charges totaling $2.8 million, which is included in loss on early extinguishments and modifications of debt for the nine months ended September 30, 2022. As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equaled or exceeded that under the Prior Credit Facility and the lenders under the Credit Agreement were substantially similar to the lenders under the Prior Credit Facility, we accounted for the Revolving Credit Facility as a modification of debt and $4.3 million of unamortized deferred finance charges related to the Prior Credit Facility were added to the $14.5 million incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. An additional $0.5 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Facility that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the nine months ended September 30, 2022.

The 8.625% Senior Notes redemption (as discussed above) was accounted for as an extinguishment of debt and the premium paid and deferred finance charges written off are included in loss on early extinguishments and modifications of debt for the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, the Company redeemed in full its $750.0 million 6.375% Senior Notes due 2026 (the "6.375% Senior Notes") and its $700.0 million 6.000% Senior Notes due 2026 (the "6.000% Senior Notes", and collectively with the 6.375% Senior Notes, the "Senior Notes"). The Senior Notes were accounted for as extinguishments of debt and the premiums paid and deferred finance charges written off are included in loss on early extinguishments and modifications of debt for the nine months ended September 30, 2021.

The components of the loss on early extinguishments and modifications of debt are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
6.375% Senior Notes premium fees paid	$—	$—	$—	$23,910
6.375% Senior Notes deferred finance charges written off	—	—	—	6,370
6.000% Senior Notes premium fees paid	—	—	—	27,953
6.000% Senior Notes deferred finance charges written off	—	—	—	7,242
8.625% Senior Notes premium fees paid	—	—	12,939	—
8.625% Senior Notes deferred finance charges written off	—	—	3,570	—
Prior Credit Facility deferred finance charges written off	—	42	3,300	42
Total loss on early extinguishments and modifications of debt	$—	$42	$19,809	$65,517

Covenant Compliance

As of  September 30, 2022, we were in compliance with the covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Acquisition

On November 1, 2022, the Company completed its previously announced acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. ("Pala Canada"), for total net cash consideration of $170.1 million. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business ("B2B") and business-to-consumer ("B2C") basis in regulated markets across the United States and Canada. We financed the transaction with borrowings under our Revolving Credit Facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

Wilton Rancheria Agreements
The Company has a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, to assist Wilton Rancheria in its development and oversight of the gaming facility construction. During the  nine months ended September 30, 2022, we funded pre-development costs of approximately $0.7 million. The pre-development costs funded by us will be repaid under the terms of a note receivable with Wilton Rancheria and are subject to restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Separately, the management agreement provides for us to manage the gaming facility upon opening and receive a monthly management fee for our services based on monthly performance of the gaming facility. The gaming facility construction was substantially complete this quarter and the Sky River Casino opened on August 15, 2022. The monthly management fee for our management services is recorded in other revenue on the condensed consolidated statement of operations.

Commitments
As of September 30, 2022, other than the acquisition of Pala Interactive as well as the opening of Sky River Casino and the related impact on agreements with Wilton Rancheria as discussed above, there have been no material changes to our commitments described under Note 8, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

Hurricane Laura Insurance Recovery
On August 27, 2020, Hurricane Laura made landfall in Vinton, Louisiana, which caused the closure of our Delta Downs property for approximately three weeks. The Company maintains insurance, subject to certain deductibles, that covers business interruption, including lost profits. As the Company deemed it probable that insurance recoveries would exceed any loss incurred, the Company accounted for the proceeds in excess of the loss incurred as a gain contingency in the period received in accordance with authoritative accounting guidance. During the three months ended September 30, 2022, we settled our business interruption and lost profits claim with our insurance carriers and received payments totaling $13.2 million. After consideration of expenses incurred related to the claim, included in other operating items, net for the three and nine months ended September 30, 2022 is a $12.6 million gain representing business interruption insurance for lost profits from the closure of Delta Downs in 2020 due to Hurricane Laura.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Programs
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. As of  September 30, 2022,  $345.8 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to repurchase any shares under this program. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Shares repurchased (2)	2,474	—	7,588	—
Total cost, including brokerage fees	$134,996	$—	$434,769	$—
Average repurchase price per share (3)	$54.57	$—	$57.29	$—

(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2022. These amounts exclude repurchases, if any, traded but not yet settled on or before September 30, 2022.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Gaming	$191	$230	$712	$656
Food & beverage	36	43	136	125
Room	18	21	65	60
Selling, general and administrative	967	1,169	3,618	3,337
Corporate expense	4,441	8,320	23,955	24,129
Total share-based compensation expense	$5,653	$9,783	$28,486	$28,307

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

The PSU grants awarded in fourth quarter 2018 and 2017 fully vested during first quarter 2022 and 2021, respectively. Common shares under the 2018 grant were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth and Earnings Before Interest, Taxes, Depreciation and Amortization and Rent under master leases ("EBITDAR") growth for the three-year performance period of the grant. Common shares under the 2017 grant were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth and customer service scores for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

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

Unamortized Stock Compensation Expense and Recognition Period

As of September 30, 2022, there was approximately $9.2 million, $3.1 million and $1.5 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of September 30, 2022, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.9 years, 1.9 years and 3.7 years, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$252,344	$252,344	$—	$—
Restricted cash	17,185	17,185	—	—
Investment available for sale	13,953	—	—	13,953

	December 31, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$344,557	$344,557	$—	$—
Restricted cash	12,571	12,571	—	—
Investment available for sale	15,822	—	—	15,822
Liability
Contingent payments	$62	$—	$—	$62

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  September 30, 2022 and December 31, 2021.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  September 30, 2022 and  December 31, 2021 is a discount rate of 12.3% and 10.1%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets. At September 30, 2022 and December 31, 2021, $0.7 million and $0.6 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2022 and December 31, 2021, $13.3 million and $15.2 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.2 million and $2.3 million as of  September 30, 2022 and December 31, 2021, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

Contingent Payments

In connection with the development of the Kansas Star Casino ("Kansas Star"), Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star's EBITDA each month for a period of ten years, which ended on December 20, 2021. The liability was recorded at the estimated fair value of the contingent payments using a discounted cash flows approach. There was no liability at September 30, 2022 and at December 31, 2021 there was a current liability of $0.1 million, related to this agreement, which is recorded in accrued liabilities on the condensed consolidated balance sheet.

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Asset	Liability	Asset	Liability
	Investment		Investment
	Available	Contingent	Available	Contingent
(In thousands)	for Sale	Payments	for Sale	Payments
Balance at beginning of reporting period	$14,116	$—	$15,696	$(489)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	40	—	39	(4)
Included in other comprehensive income (loss)	(203)	—	328	—
Included in other items, net	—	—	—	18
Purchases, sales, issuances and settlements:
Settlements	—	—	—	195
Balance at end of reporting period	$13,953	$—	$16,063	$(280)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Asset	Liability	Asset	Liability
	Investment		Investment
	Available	Contingent	Available	Contingent
(In thousands)	for Sale	Payments	for Sale	Payments
Balance at beginning of reporting period	$15,822	$(62)	$16,692	$(924)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	125	—	121	(26)
Included in other comprehensive income (loss)	(1,359)	—	(160)	—
Included in other items, net	—	—	—	21
Purchases, sales, issuances and settlements:
Settlements	(635)	62	(590)	649
Balance at end of reporting period	$13,953	$—	$16,063	$(280)

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and other financial instruments:

	September 30, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$22,731	$19,597	$26,299	Level 3

	December 31, 2021
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$24,306	$20,734	$26,908	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,009,400	$990,644	$1,005,110	Level 2
4.750% senior notes due 2027	1,000,000	989,773	881,250	Level 1
4.750% senior notes due 2031	900,000	888,204	726,750	Level 1
Other	706	706	706	Level 3
Total debt	$2,910,106	$2,869,327	$2,613,816

	December 31, 2021
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Prior Credit Facility	$867,897	$859,106	$866,812	Level 2
4.750% senior notes due 2027	1,000,000	988,312	1,023,750	Level 1
8.625% senior notes due 2025	300,000	295,934	320,250	Level 1
4.750% senior notes due 2031	900,000	886,746	915,750	Level 1
Other	1,496	1,496	1,496	Level 3
Total debt	$3,069,393	$3,031,594	$3,128,058

The estimated fair value of our Credit Facility and Prior Credit Facility is based on a relative value analysis performed on or about  September 30, 2022 and December 31, 2021, respectively. The estimated fair values of our senior notes are based on quoted market prices as of  September 30, 2022 and December 31, 2021. The other debt is fixed-rate debt consisting of: (i) finance leases with various maturity dates from 2024 to 2025; and (ii) a purchase obligation that matured in July 2022. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

Other than the retirement of the 8.625% Senior Notes (Level 1) during the nine months ended September 30, 2022, that was funded through a combination of cash on hand and borrowings under the Credit Facility (Level 2), there were no transfers between Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2022 and 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

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

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate each property's profitability based on Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company as our Downtown Las Vegas properties cater to the Hawaiian market. Results for our Midwest & South segment include the following non-reportable segments: (i) Lattner, our Illinois distributed gaming operator; (ii) online gaming operations, which are in New Jersey and six of the nine states in the Midwest & South where we operate properties; and (iii) our management agreement with Wilton Rancheria.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, facilitates comparisons between us and our competitors and provides our investors a more complete understanding of our operating results before the impact of investing transactions, financing transactions and income taxes. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Three Months Ended September 30, 2022
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$172,263	$21,120	$19,982	$12,426	$225,791
Downtown Las Vegas	31,872	9,583	5,552	2,500	49,507
Midwest & South	463,840	37,089	21,138	79,898	601,965
Total Revenues	$667,975	$67,792	$46,672	$94,824	$877,263

	Three Months Ended September 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$179,441	$20,412	$20,176	$11,235	$231,264
Downtown Las Vegas	28,132	7,343	4,000	2,662	42,137
Midwest & South	466,654	33,346	20,141	49,518	569,659
Total Revenues	$674,227	$61,101	$44,317	$63,415	$843,060

	Nine Months Ended September 30, 2022
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$522,728	$64,257	$62,528	$40,301	$689,814
Downtown Las Vegas	99,249	29,865	17,152	6,624	152,890
Midwest & South	1,398,877	107,712	59,305	223,858	1,789,752
Total Revenues	$2,020,854	$201,834	$138,985	$270,783	$2,632,456

	Nine Months Ended September 30, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$516,174	$52,959	$49,344	$31,305	$649,782
Downtown Las Vegas	70,168	17,657	9,269	5,256	102,350
Midwest & South	1,433,273	92,025	50,771	161,768	1,737,837
Total Revenues	$2,019,615	$162,641	$109,384	$198,329	$2,489,969

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2022 and  December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Adjusted EBITDAR
Las Vegas Locals	$111,733	$125,360	$355,762	$349,572
Downtown Las Vegas	17,704	13,222	58,216	31,083
Midwest & South	230,195	222,058	682,725	700,199
Corporate expense	(21,934)	(19,943)	(66,296)	(62,165)
Adjusted EBITDAR	337,698	340,697	1,030,407	1,018,689
Other operating costs and expenses
Deferred rent	192	207	576	621
Master lease rent expense	26,828	26,306	79,788	78,396
Depreciation and amortization	64,956	67,586	194,191	199,332
Share-based compensation expense	5,653	9,783	28,486	28,307
Project development, preopening and writedowns	9,645	10,646	528	13,515
Impairment of assets	5,575	—	5,575	—
Other operating items, net	(12,610)	3,023	(12,324)	15,295
Total other operating costs and expenses	100,239	117,551	296,820	335,466
Operating income	237,459	223,146	733,587	683,223
Other expense (income)
Interest income	(2,073)	(442)	(2,976)	(1,406)
Interest expense, net of amounts capitalized	36,001	45,171	110,125	158,192
Loss on early extinguishments and modifications of debt	—	42	19,809	65,517
Other, net	170	119	3,667	2,288
Total other expense, net	34,098	44,890	130,625	224,591
Income before income taxes	203,361	178,256	602,962	458,632
Income tax provision	(46,359)	(40,082)	(136,269)	(104,568)
Net income	$157,002	$138,174	$466,693	$354,064

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2022	2021
Assets
Las Vegas Locals	$1,604,202	$1,641,409
Downtown Las Vegas	249,654	228,161
Midwest & South	3,862,883	3,947,076
Total Reportable Segment Assets	5,716,739	5,816,646
Corporate	339,131	407,523
Total Assets	$6,055,870	$6,224,169

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2022. During this period, up to the filing date, other than the $170.1 million acquisition of Pala Interactive on November 1, 2022 as discussed in Note 6, Commitments and Contingencies, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of COVID-19. As of September 30, 2022, and as reflected in the table below, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed due to the current levels of demand in the market. We cannot predict whether we will be required to temporarily close some or all of our open casinos in the future. Further, we cannot currently predict the ongoing impact of the pandemic on consumer demand and the negative effects on our workforce, suppliers, contractors and other partners.

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

We have online sports-betting or online real money casino gaming offerings through market-access agreements with other companies in New Jersey and six of the nine states where we operate throughout the Midwest & South segment. Financial results for online sports betting and real money casino gaming operations are included in our Midwest & South segment.

We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. The Sky River Casino opened on August 15, 2022. Financial results under the management agreement are included in our Midwest & South segment.

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

Operating Efficiently

We are committed to operating efficiently. As we reopened our properties and adjusted our operations to address the impacts of the COVID-19 pandemic, the efficiencies of our disciplined business model positions us to flow a substantial portion of our revenue directly to the bottom line.

Evaluating Acquisition Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business, are available at the right price and deliver a solid return for shareholders. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, development of new properties, acquisitions, or expanding and enhancing online sports wagering and real money casino gaming offerings as they are legalized in and around the states we operate today.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Total revenues	$877.3	$843.1	$2,632.5	$2,490.0
Operating income	237.5	223.1	733.6	683.2
Net income	157.0	138.2	466.7	354.1

Total Revenues

Total revenues for the three months ended September 30, 2022 increased by $34.2 million, or 4.1%, as compared to the prior year comparable period. The revenue growth in the third quarter was driven by increases in online gaming activities and the management fee we started earning upon the August 15, 2022 opening of Sky River Casino, a property in California that we manage on behalf of Wilton Rancheria. Total revenues for the nine months ended September 30, 2022, increased $142.5 million, or 5.7%, as compared to the prior year comparable period. The revenue growth for the nine months ended September 30, 2022 was due primarily to the continued recovery from the COVID-19 pandemic. The second quarter of 2021 marked the point when many COVID-related restrictions impacting our business were lifted, vaccination rates started to rise, destination travel started to return and we opened additional amenities that had been closed. Additionally, we benefited from limited competing entertainment options early on in the prior year period. This recovery, while building since we reopened our properties, accelerated in the second quarter of 2021 and drove revenue growth in the first quarter of 2022 of $107.4 million. We also continue to focus on our core customer, leveraging more robust marketing and analytical tools since reopening the majority of our properties in the second quarter of 2020.

Operating Income

Operating income increased $14.3 million, or 6.4%, for the three months ended September 30, 2022, compared to the prior year comparable period primarily due to a 4.1% growth in revenues. Operating income was also favorably impacted by a $12.6 million gain from insurance proceeds received in the third quarter of 2022 related to Hurricane Laura.

Operating income increased $50.4 million, or 7.4%, during the nine months ended September 30, 2022, as compared to the prior year comparable period primarily due to a 5.7% growth in revenues year over year with continued recovery from the COVID-19 pandemic, including the impact of reopening additional amenities that were closed for all or a portion of the first quarter of 2021, our focus on our core customers, an increase in online gaming activities and the Sky River Casino management fee in the third quarter 2022, all as discussed above. In addition, we transformed our operating model after reopening our properties, and this streamlined operating model, with a focus and discipline on costs, has allowed us to flow a greater portion of our revenue growth to operating income. Operating income for the nine months ended September 30, 2022 was also favorably impacted by the following: (i) a $12.8 million gain on disposition of assets; (ii) a $12.6 million gain on insurance proceeds received related to Hurricane Laura; and offset by (iii) a $5.6 million non-cash impairment charge for a trademark related to a property in our Midwest & South segment. Operating income for the nine months ended September 30, 2021 was unfavorably impacted by a $10.7 million non-recurring employee bonus in the second quarter of 2021.

Net Income
Net income  increased  $18.8 million for the three months ended  September 30, 2022, compared to the prior year comparable period. The increase was pri marily attributable to an increase in operating income of  $14.3 million, as discussed above, along with a decrease in interest expense of $9.2 million as a result of a $490.5 million decline in the weighted average debt balance. The reduction in the weighted average debt balance was driven by the retirement of the $600.0 million aggregate principal amount of 8.625% Senior Notes due 2025 ("8.625% Senior Notes"), with $300.0 million retired in each of November 2021 and June 2022. These items were offset by an increase in the income tax provision of $6.3 million due to the Company's improved operational performance.

Net income  increased  $112.6 million for the nine months ended September 30, 2022, compared to the prior year comparable period. The increase was attribut able to the following: (i) operating income increase of   $50.4  million, as discussed above; (ii) interest expense decrease of $48.1 million due to a $706.0 million decline in the weighted average debt balance, which was driven by the retirements of the $750.0 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Senior Notes") and $700.0 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Senior Notes") in June 2021, the retirement of $300.0 million aggregate principal amount of our 8.625% Senior Notes in November 2021 and the remaining $300.0 million outstanding balance of our 8.625% Senior Notes in June 2022, offset by the issuance of $900.0 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Senior Notes due 2031") in June 2021; and (iii) decrease in loss on early extinguishments and modifications of debt of $45.7 million arising from the retirements noted above (see additional discussion in " Liquidity and Capital Resources "). These items were offset by an increase in the income tax provision of $31.7 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 76% and 80% of revenues for the three months ended September 30, 2022 and 2021, respectively, and 77% and 81% for the nine months ended September 30, 2022 and 2021, respectively. Other revenues, which include online offerings and beginning in third quarter 2022, our Sky River Casino management fee, represent our next most significant revenue source, generating 11% and 8% of revenues for the three months ended September 30, 2022 and 2021, respectively, and 10% and 8% for the nine months ended September 30, 2022 and 2021, respectively. Food & beverage revenues and room revenues separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
REVENUES
Gaming	$668.0	$674.2	$2,020.9	$2,019.6
Food & beverage	67.8	61.1	201.8	162.6
Room	46.7	44.3	139.0	109.4
Other	94.8	63.5	270.8	198.4
Total revenues	$877.3	$843.1	$2,632.5	$2,490.0

COSTS AND EXPENSES
Gaming	$251.8	$249.7	$756.4	$741.2
Food & beverage	58.5	50.7	169.9	136.4
Room	17.8	15.1	51.1	41.4
Other	57.2	41.6	174.7	128.0
Total costs and expenses	$385.3	$357.1	$1,152.1	$1,047.0

MARGINS
Gaming	62.3%	63.0%	62.6%	63.3%
Food & beverage	13.7%	17.0%	15.8%	16.1%
Room	61.9%	65.9%	63.2%	62.2%
Other	39.7%	34.5%	35.5%	35.5%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $6.3 million, or 0.9%, during the three months ended September 30, 2022, compared to the prior year comparable period, was primarily due to a 0.7% decrease in slot handle and a 0.5% decline in slot win. While we saw growth in our core customer year over year, we saw a decline in unrated play as gaming revenues for July 2021 were favorably impacted by government stimulus payments to our customers.

Gaming revenues remained consistent during the nine months ended September 30, 2022 as compared to the prior year comparable period.

Food & Beverage

Food & beverage revenues increased $6.7 million, or 11.0%, during the three months ended September 30, 2022, compared to the prior year comparable period, primarily due to an increase in food covers of 7.0% and an increase in average guest check of 4.4%.

Food & beverage revenues increased $39.2 million, or 24.1%, during the nine months ended September 30, 2022, compared to the prior year comparable period, primarily due to an increase in food covers of 16.0% and an increase in average guest check of 5.4%.

Room

Room revenues increased $2.4 million, or 5.3%, during the three months ended September 30, 2022, compared to the prior year comparable period, primarily due to a 4.6% increase in occupancy and 2.3% increase in average daily rate in our Downtown Las Vegas Segment.

Room revenues increased $29.6 million, or 27.1%, during the nine months ended September 30, 2022, as compared to the prior year comparable period, primarily due to an increase in occupancy of 5.4% and an increase in average daily rate of 4.7%.

Other

Other revenues relate to: (i) our online gaming initiatives; (ii) patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues; and (iii) beginning in the third quarter of 2022, our Sky River Casino management fee. Other revenues increased $31.4 million, or 49.5%, and $72.5 million, or 36.5%, during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods of the prior year, due primarily to increased online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners, and as other amenities such as entertainment and group business started to return again after the COVID-related closures and lifting of large group restrictions. Corresponding period-over-period increases in other expenses reflect primarily the gaming taxes paid on behalf of our online partners and the corresponding costs of entertainment and group business.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our non-reportable segments, including our Illinois distributed gaming operator, our online gaming initiatives and our management agreement with Wilton Rancheria are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), facilitates comparisons between us and our competitors and provides our investors a more complete understanding of our operating results before the impact of investing transactions, financing transactions and income taxes. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Total revenues
Las Vegas Locals	$225.8	$231.3	$689.8	$649.8
Downtown Las Vegas	49.5	42.1	152.9	102.4
Midwest & South	602.0	569.7	1,789.8	1,737.8
Total revenues	$877.3	$843.1	$2,632.5	$2,490.0

Adjusted EBITDAR (1)
Las Vegas Locals	$111.7	$125.4	$355.8	$349.6
Downtown Las Vegas	17.7	13.2	58.2	31.1
Midwest & South	230.2	222.1	682.7	700.2
Corporate expense	(21.9)	(20.0)	(66.3)	(62.2)
Adjusted EBITDAR	$337.7	$340.7	$1,030.4	$1,018.7

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $5.5 million, or 2.4%, during the three months ended September 30, 2022. For the three months ended September 30, 2022, gaming revenues decreased $7.2 million primarily due to a decrease in slot win of 3.3% and table game hold of 14.1% from the prior year comparable period. The decline in gaming revenues was offset by an increase in other revenues of $1.2 million as entertainment venues expanded the number of events.

Total revenues increased by $40.0 million, or 6.2%, during the nine months ended September 30, 2022, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. For the nine months ended September 30, 2022, room revenues increased $13.2 million due to an increase in hotel occupancy rate of 6.6% and average daily rate of 13.0% from the prior year comparable period. Food & beverage revenues increased $11.3 million due to an increase in food covers of 17.2% and average guest check of 4.9% from the prior year comparable period. Other revenues increased $9.0 million as entertainment venues expanded the number of events and demand for other amenities grew over the prior year comparable period. Gaming revenues increased $6.6 million primarily due to an increase in table game hold of 4.6% from the prior year comparable period. The Las Vegas Locals segment benefited from the COVID-19 recovery year over year as discussed further in the items impacting the Company's total revenue growth as well as the continued focus on our core customer.

Adjusted EBITDAR decreased by $13.6 million during the three months ended September 30, 2022. The decline was primarily driven by the following: (i) a decrease in gaming revenues from the prior year comparable period, which is our highest margin revenue stream; (ii) declines in unrated play partially offset by growth in our core customer, which impacts margins as there is no marketing investment in the unrated player; and (iii) an increase of $2.5 million in maintenance and utility costs due to elevated business volumes and rising energy costs.

Adjusted EBITDAR increased by $6.2 million during the nine months ended September 30, 2022, as compared to the prior year comparable period, due primarily to revenue growth offset by a change in revenue mix from the most profitable revenue stream to other lower margin non-gaming amenities coupled with a decline in unrated play as the prior year was impacted by government stimulus payments to our customers.

Downtown Las Vegas

Total revenues increased by  $7.4 million, or  17.5% , and $50.5 million, or  49.4% , during the  three and nine months ended September 30, 2022 , respectively, as compared to the corresponding periods of the prior year, reflecting revenue increases in all departmental categories, with the exception of other revenue for the three months ended September 30, 2022. The Downtown Las Vegas segment caters more to customers from Hawaii, which had stringent travel restrictions related to COVID-19 during the first half of 2021, and to the destination traveler, which was slower to return after the COVID-19 closures than our regional and local customer in other segments of our business. In addition to the revenue growth due to the reduction in COVID-19 restrictions, one of our downtown properties reopened in early September 2021 as destination travel started returning.

Adjusted EBITD AR increased by $4.5 million and  $27.1 million during the  three and nine months ended September 30, 2022, as compared to the corresponding periods of the prior year, due primarily to revenue growth from the Hawaiian customer and return of destination travel combined with the reopening of one of our properties, as discussed above.

Midwest & South

Total revenues increased by $32.3 million during the three months ended September 30, 2022, as compared to the corresponding period of the prior year. The increase was primarily attributable to an increase in other revenues of $30.4 million, which was primarily driven by the gaming taxes we pay and are reimbursed for related to our online revenue collaborative agreements as well as general online revenue growth supplemented by the management fee income for Sky River Casino.

Total revenu es increased by $51.9 million during the  nine months ended September 30, 2022, as compared to t he corresponding period of the prior year, reflecting revenue increases in all departmental categories, with the exception of gaming revenue. Other revenue increased $62.1 million, as compared to the prior year comparable period, due to our online revenue growth, both the tax payment reimbursement and general overall growth, and Sky River Casino management fee income, as discussed above. Food & beverage revenue increased by $15.7 million, as compared to the prior year comparable period, due primarily to a 3.1% increase in food covers and a 5.6% increase in average guest check. Room revenue increased by $8.5 million, as compared to the prior year comparable period, as room occupancy and average daily rate increased 0.6% and 2.1%, respectively. These revenue increases were offset by a gaming revenue decline of $34.4 million, as compared to the prior year comparable period, due to a 2.5% decrease in slot win driven primarily by government stimulus payments to our customers in the second quarter of 2021 and limited entertainment options during the nine months ended September 30, 2021.

Adjusted EBITDAR increased by $8.1 million during the three months ended September 30, 2022, as compared to the corresponding period of the prior year, due primarily to management fee income for Sky River Casino.

Adjusted EBITDAR decreased by $17.5 million during the nine months ended September 30, 2022, as compared to the corresponding period of the prior year, due primarily to the decline in gaming revenue.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Selling, general and administrative	$93.0	$91.2	$280.7	$271.6
Master lease rent expense	26.8	26.3	79.8	78.4
Maintenance and utilities	40.8	35.9	108.2	95.3
Depreciation and amortization	65.0	67.6	194.2	199.3
Corporate expense	26.4	28.3	90.3	86.3
Project development, preopening and writedowns	9.6	10.6	0.5	13.5
Impairment of assets	5.6	—	5.6	—
Other operating items, net	(12.6)	3.0	(12.3)	15.3

Selling, General and Administrative

Selling, general and administrative expenses were consistent, as a percentage of revenues, and were 10.6% and 10.8% during the three months ended September 30, 2022 and 2021, respectively, and 10.7% and 10.9% during the nine months ended September 30, 2022 and 2021, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained consistent, as a percentage of revenues, and was 3.1% during both the three months ended September 30, 2022 and 2021 and 3.0% and 3.1% during the nine months ended September 30, 2022 and 2021, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, remained generally consistent at 4.6% and 4.3% during the three months ended September 30, 2022 and 2021, respectively, and 4.1% and 3.8% during the nine months ended September 30, 2022 and 2021, respectively. The small growth in 2022 was driven primarily by rising energy costs.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, remained consistent at 7.4% during the three and nine months ended September 30, 2022 compared to 8.0% during the three and nine months ended September 30, 2021.The percentage of revenue decrease to the comparable periods in the prior year was primarily attributable to revenue growth.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our property operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented 3.0% and 3.4% of revenues during the three months ended September 30, 2022 and 2021, respectively, and 3.4% and 3.5% during the nine months ended September 30, 2022 and 2021, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represents: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuate. During the three months ended September 30, 2022 and 2021, the Company incurred $8.3 million and $8.5 million, respectively, in non-cash asset writed owns. During the   nine months ended September 30, 2022 , the Company also benefited from a $12.8 million gain on disposition of assets.

Impairment of assets

During the three and nine months ended September 30, 2022, as a result of our third quarter impairment review, the Company recorded an impairment charge of $5.6 million for a trademark related to a property in our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During the three and nine months ended September 30, 2022, $12.6 million of other operating items, net, related to a gain from the settlement of our insurance claim for business interruption and lost profits from the closure of Delta Downs for approximately three weeks in August and September 2020 due to Hurricane Laura. During the nine months ended September 30, 2021, $10.7 million of other operating items, net, related to non-recurring employee bonus payments.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Interest Expense, Net of Capitalized Interest and Interest Income	$33.9	$44.7	$107.1	$156.8
Average Long-Term Debt Balance (1)	2,888.1	3,378.5	2,998.0	3,704.0
Weighted Average Interest Rates	4.4%	4.8%	4.2%	5.2%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2022, decreased $10.8 million, or 24.1%, from the prior year comparable period as a result of a $490.5 million decline in the weighted average debt balance and a 40 basis point decrease in the weighted average interest rate, which was driven by the retirement of the $600.0 million aggregate principal amount of 8.625% Senior Notes, with $300.0 million retired in each of November 2021 and June 2022.

Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2022, decreased $49.6 million, or 31.7%, from the prior year comparable period. The decline was attributable to a $706.0 million decline in the weighted average debt balance and a 100 basis point decrease in the weighted average interest rate, which was driven by the retirements of the 6.375% Senior Notes and 6.000% Senior Notes in June 2021, the retirement of $300.0 million aggregate principal amount of 8.625% Senior Notes in November 2021 and the remaining $300.0 million outstanding balance of 8.625% Senior Notes in June 2022, offset by the issuance of the 4.750% Senior Notes due 2031 in June 2021.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
6.375% Senior Notes premium fees paid	$—	$—	$—	$23.9
6.375% Senior Notes deferred finance charges written off	—	—	—	6.4
6.000% Senior Notes premium fees paid	—	—	—	28.0
6.000% Senior Notes deferred finance charges written off	—	—	—	7.2
8.625% Senior Notes premium fees paid	—	—	12.9	—
8.625% Senior Notes deferred finance charges written off	—	—	3.6	—
Prior Credit Facility deferred finance charges written off	—	—	3.3	—
Total loss on early extinguishments and modifications of debt	$—	$—	$19.8	$65.5

Income Taxes

The effective tax rates during the nine months ended September 30, 2022 and 2021 were 22.6% and 22.8%, respectively. Our tax rate for the nine months ended September 30, 2022 and 2021 was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits related to equity compensation as a component of the provision for income taxes. As of December 31, 2021, the Company exhausted its federal net operating loss carryforwards which results in higher cash taxes in the current and prospective periods.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2022 and December 31, 2021, we had balances of cash and cash equivalents of $252.3 million and $344.6 million, respectively. In addition, we held restricted cash balances of $17.2 million and $12.6 million at September 30, 2022 and December 31, 2021, respectively. Our working capital deficit at September 30, 2022 and December 31, 2021 was $136.5 million and $49.2 million, respectively.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements, maintenance and development project capital expenditures and our acquisition of Pala Interactive LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. See "Indebtedness", below, for further detail regarding the Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Net cash provided by operating activities	$728.0	$777.7

Cash flows from investing activities
Capital expenditures	(173.0)	(139.2)
Insurance proceeds received for hurricane losses	0.5	44.5
Proceeds from disposition of assets	21.4	—
Other investing activities	—	5.5
Net cash used in investing activities	(151.1)	(89.2)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	141.5	(18.2)
Proceeds from issuance of senior notes	—	900.0
Retirements of senior notes	(300.0)	(1,450.0)
Premium fees	(12.9)	(51.9)
Debt financing costs	(15.3)	(14.6)
Share-based compensation activities	(9.2)	1.7
Shares repurchased and retired	(434.8)	—
Dividends paid	(32.6)	—
Other financing activities	(1.2)	(2.2)
Net cash used in financing activities	(664.5)	(635.2)
Increase (decrease) in cash, cash equivalents and restricted cash	$(87.6)	$53.3

Cash Flows from Operating Activities

During the nine months ended September 30, 2022 and 2021, we generated operating cash flow of $728.0 million and $777.7 million, respectively. Generally, operating cash flows decreased during 2022 as compared to the prior year period due to the timing of working capital spend. Cash flows for the nine months ended September 30, 2022 are favorably impacted by $12.6 million in business interruption insurance proceeds received related to Hurricane Laura.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2022, we incurred net cash outflows for investing activities of $151.1 million comprised of capital expenditures of $173.0 million, primarily related to furniture and equipment purchases and building projects at various properties, offset by $21.4 million in proceeds from disposition of assets. During the nine months ended September 30, 2021, we incurred net cash outflows for investing activities of $89.2 million comprised of capital expenditures of $139.2 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $44.5 million of insurance recovery proceeds and $6.7 million of development proceeds associated with the Wilton Rancheria project.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities during the nine months ended September 30, 2022, primarily reflect share repurchases, the retirement of the 8.625% Senior Notes, payment of the associated premium fees related to the retirement of the $300.0 million 8.625% Senior Notes, debt financing costs related to the Credit Agreement and dividends paid, offset by an increase in the outstanding principal under the Credit Facility (see "Indebtedness"). The net cash outflows from financing activities in the nine months ended September 30, 2021, primarily reflect the retirements of the 6.375% Senior Notes and the 6.000% Senior Notes, payment of the associated premium fees related to both retirements, the quarterly payments on our Prior Term Loans and debt issuance costs for the 4.750% Senior Notes due 2031 offset by inflows for the nine months ended September 30, 2021 from the issuance of the 4.750% Senior Notes due 2031.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2022	December 31, 2021	Increase / (Decrease)
Credit Facility	$1,009.4	$—	$1,009.4
Prior Credit Facility	—	867.9	(867.9)
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	—	300.0	(300.0)
4.750% senior notes due 2031	900.0	900.0	—
Other	0.7	1.5	(0.8)
Total long-term debt	2,910.1	3,069.4	(159.3)
Less current maturities	44.3	41.7	2.6
Long-term debt, net of current maturities	$2,865.8	$3,027.7	$(161.9)

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

Amounts Outstanding

The outstanding principal amounts under the Credit Facility and Prior Credit Facility are comprised of the following:

	September 30,	December 31,
(In millions)	2022	2021
Revolving Credit Facility	$75.0	$—
Term A Loan	858.0	—
Prior Term A Loan	—	118.2
Prior Refinancing Term B Loan	—	749.7
Swing Loan	76.4	—
Total outstanding principal amounts	$1,009.4	$867.9

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $75.0 million and $76.4 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,284.8 million as of September 30, 2022.

The blended interest rate for outstanding borrowings under the Credit Facility was 4.2% at September 30, 2022 and 2.3% at December 31, 2021.

Redemption of 8.625% Senior Notes due June 2025

On June 1, 2022, we redeemed the outstanding $300.0 million 8.625% Senior Notes at a redemption price of 104.313% plus accrued and unpaid interest to the redemption date. The redemption, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility.

Debt Service Requirements

Debt service requirements for the Term A Loan include amortization in an annual amount equal to 5.00% of the original principal amount thereof, commencing June 30, 2022, payable on a quarterly basis. Additionally, under the Credit Facility we have monthly to quarterly interest payment obligations, depending on the rates we lock in, for the Term A Loan, unused line interest payments and any outstanding borrowings under the Revolving Credit Facility. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon a fixed annual interest rate of 4.750%) and principal repayments of our $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") and our 4.750% Senior Notes due 2031.

Covenant Compliance

As of September 30, 2022, we were in compliance with the covenants of our debt instruments.

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

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027, our 8.625% Senior Notes and our 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. On June 1, 2022, the remaining 8.625% Senior Notes were fully redeemed.

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	September 30,	December 31,
(In millions)	2022	2021
Current assets	$410.2	$487.7
Noncurrent assets	10,634.2	10,158.4
Current liabilities	547.9	538.1
Noncurrent liabilities	3,949.3	4,138.4

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Nine Months Ended
(In millions)	September 30, 2022
Revenues	$2,699.4
Operating income	1,327.4
Income before income taxes	1,195.0
Net income	1,061.0

Share Repurchase Programs

Subject to applicable corporate securities laws, repurchases under our share repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding senior notes and Credit Facility. Purchases under our share repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the share repurchase program with existing cash resources, cash generated from operations and availability under our Credit Facility.

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 2.5 million and 7.6 million shares during the three and nine months ended September 30, 2022, respectively. There were no share repurchases during the three and nine months ended September 30, 2021 as we had suspended all share repurchases in March 2020 due to the impact of the COVID-19 pandemic on our business. As of September 30, 2022, we are authorized to repurchase up to an additional $345.8 million in shares of our common stock.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company's cash dividend program.

The dividends declared by the Board of Directors under this program and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15

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

Commitments

Acquisition

On November 1, 2022, the Company completed its previously announced acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Canada Interactive Inc. ("Pala Canada"), for total net cash consideration of $170.1 million. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business ("B2B") and business-to-consumer ("B2C") basis in regulated markets across the United States and Canada. We financed the transaction with borrowings under our Revolving Credit Facility.

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $225 million to $245 million. We fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital, including beginning construction on a land-based facility at Treasure Chest which will replace our existing riverboat, and expansion of the Fremont's casino space and dining options. Both of these projects are in addition to our maintenance capital spending, and we expect to spend an additional $120 million related to these projects through the end of 2023.

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
•

the general effect, and expectation, of the national and global economy on our business, including but not limited to interest rates and inflationary pressures, as well as the economies where each of our properties are located;

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. From March 2022 through September 2022, the Federal Reserve has increased the federal funds rate by 300 basis points. These recent increases in the federal funds rate may impact the interest paid on our variable-rate borrowings both now and in the future. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of September 30, 2022, our long-term variable-rate borrowings represented approximately 34.7% of total long-term debt. Based on September 30, 2022 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $10.1 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
July 1, 2022 through July 31, 2022	—	$—	—	$480,832,551
August 1, 2022 through August 31, 2022	1,072,078	55.97	1,072,078	420,832,103
September 1, 2022 through September 30, 2022	1,401,605	53.51	1,401,605	345,836,872
Total	2,473,683	$54.57	2,473,683	$345,836,872

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the three month quarterly periods within the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2022.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting (Authorized Signatory and Interim Chief Accounting Officer)